Form 10-Q
period 1998-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1998-11-13
CIK 92122, 3153, 41091, 44545, 66904, 86940

=================================================================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1998
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                    (A Georgia Corporation)
                                    600 East Bay Street
                                    Savannah, Georgia 31401
                                    (912) 644-7171

=================================================================================================================================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                                 Description of                 Shares Outstanding
Registrant                                       Common Stock                   at October 31, 1998

The Southern Company                             Par Value $5 Per Share          697,240,412
Alabama Power Company                            Par Value $40 Per Share           5,608,955
Georgia Power Company                            No Par Value                      7,761,500
Gulf Power Company                               No Par Value                        992,717
Mississippi Power Company                        Without Par Value                 1,121,000
Savannah Electric and Power Company              Par Value $5 Per Share           10,844,635

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




                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1998
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Consolidated Statements of Comprehensive Income....................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           21
                Condensed Statements of Cash Flows.................................................................           22
                Condensed Balance Sheets...........................................................................           23
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           25
                Exhibit 1 - Report of Independent Public Accountants...............................................           30
             Georgia Power Company
                Condensed Statements of Income.....................................................................           32
                Condensed Statements of Cash Flows.................................................................           33
                Condensed Balance Sheets...........................................................................           34
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           36
                Exhibit 1 - Report of Independent Public Accountants...............................................           41
             Gulf Power Company
                Condensed Statements of Income.....................................................................           43
                Condensed Statements of Cash Flows.................................................................           44
                Condensed Balance Sheets...........................................................................           45
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           47
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           52
                Condensed Statements of Cash Flows.................................................................           53
                Condensed Balance Sheets...........................................................................           54
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           56
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           61
                Condensed Statements of Cash Flows.................................................................           62
                Condensed Balance Sheets...........................................................................           63
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           65
             Notes to the Condensed Financial Statements...........................................................           69
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           70
                                                      PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           76
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           76
         Signatures ...............................................................................................           77



                                   DEFINITIONS
TERM                                             MEANING
affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia Limited
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1997
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. (formerly SEI Holdings, Inc.),
                                                 including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SOUTHERN system.............................     SOUTHERN, affiliates, Southern Energy, and other subsidiaries
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries;
challenges related to Year 2000 readiness; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the registrants; state and federal rate regulation in the
United States; changes in or application of environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates;
weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the registrants with the SEC.
                                       4

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                    1998              1997             1998              1997

OPERATING REVENUES                                             $   3,456,785     $   4,071,204    $   8,883,881     $   9,372,813
                                                               --------------    --------------   --------------    --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                            738,223           694,152        1,829,055         1,697,158
     Purchased power                                                 329,493         1,138,447          940,470         2,079,864
     Other (Note G)                                                  539,234           480,519        1,534,068         1,364,054
Maintenance                                                          207,988           164,748          642,657           567,593
Depreciation and amortization                                        418,704           357,564        1,169,418           936,595
Amortization of deferred Plant Vogtle costs (Note M)                   7,785            37,580           23,357           112,791
Taxes other than income taxes                                        148,614           145,668          439,105           436,635
Income taxes                                                         315,510           332,182          615,693           632,070
                                                               --------------    --------------   --------------    --------------
Total operating expenses                                           2,705,551         3,350,860        7,193,823         7,826,760
                                                               --------------    --------------   --------------    --------------
OPERATING INCOME                                                     751,234           720,344        1,690,058         1,546,053
OTHER INCOME:
Equity in earnings of unconsolidated subsidiaries                     32,012            10,683           77,148            22,044
Interest income                                                       44,420            40,867          195,833           107,158
Other, net                                                           (25,990)          (11,712)         (41,894)           11,148
Income taxes applicable to other income                               25,192            14,355           32,304            27,403
United Kingdom Windfall Profit Tax                                         -          (148,062)               -          (148,062)
                                                               --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       826,868           626,475        1,953,449         1,565,744
                                                               --------------    --------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                           179,428           171,731          532,177           507,144
Interest on notes payable                                             24,391            26,406           85,827            81,834
Amortization of debt discount, premium and expense, net               16,356             9,395           56,828            25,750
Other interest charges, net                                           18,459            14,108           64,467            34,391
Minority interests in subsidiaries                                    27,280           (15,454)          56,990            12,888
Distributions on capital and preferred
     securities of subsidiary companies                               38,953            34,572          109,619            84,965
Preferred dividends of subsidiary companies                            5,972            11,007           19,037            42,254
                                                               --------------    --------------   --------------    --------------
Interest charges and other, net                                      310,839           251,765          924,945           789,226
                                                               --------------    --------------   --------------    --------------

CONSOLIDATED NET INCOME                                        $     516,029     $     374,710    $   1,028,504     $     776,518
                                                               ==============    ==============   ==============    ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                            697,797           687,159          696,836           682,924

BASIC AND DILUTED EARNINGS
     PER SHARE OF COMMON STOCK                                         $0.74             $0.55            $1.48             $1.14

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                  $0.335            $0.325           $1.005            $0.975



              The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                                                6

                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)
                                                                                             For the Nine Months
                                                                                              Ended September 30,
                                                                                          1998                 1997
OPERATING ACTIVITIES:
Consolidated net income                                                             $     1,028,504      $       776,518
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                    1,350,767            1,112,051
         Deferred income taxes and investment tax credits                                   (41,190)             (16,696)
         Allowance for equity funds used during construction                                 (3,750)              (4,272)
         Amortization of deferred Plant Vogtle costs (Note M)                                23,357              112,791
         Gain on asset sales                                                                (32,597)             (16,167)
         Other, net                                                                          11,573               27,712
         Changes in certain current assets and liabilities--
            Receivables, net                                                               (336,406)            (378,115)
            Special deposits-other                                                            4,248              (41,953)
            Fossil fuel stock                                                                 3,879               33,942
            Materials and supplies                                                           19,470               18,553
            Prepayments                                                                     (27,507)              24,326
            Payables                                                                       (210,481)              34,266
            Taxes Accrued                                                                   272,111              478,208
            Other                                                                           (34,734)              87,514
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                               2,027,244            2,248,678
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                 (1,374,245)          (1,220,017)
Southern Energy business acquisitions                                                      (235,157)          (2,812,404)
Sale of additional interest in SWEB                                                         170,000                    -
Sales of property                                                                            19,142               33,270
Other                                                                                        14,910              (42,086)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                   (1,405,350)          (4,041,237)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                           168,491              270,632
     Capital and preferred securities                                                       245,000            1,321,250
     Preferred stock                                                                        200,000                    -
     Pollution control obligations                                                          210,300              339,500
     Other long-term debt                                                                 1,573,488            1,827,088
     Notes Receivable                                                                       240,792                    -
Retirements/repurchases--
     Common stock repurchased                                                               (60,307)                   -
     Preferred stock                                                                        (49,432)            (428,440)
     First mortgage bonds                                                                  (774,845)            (112,409)
     Pollution control obligations                                                         (209,780)            (289,500)
     Other long-term debt                                                                  (215,699)            (534,095)
     Notes Receivable                                                                       (89,679)                   -
Special deposits-redemption funds                                                                (5)              (6,877)
Notes payable, net                                                                         (801,777)             316,104
Payment of common stock dividends                                                          (699,835)            (664,718)
Miscellaneous                                                                              (101,133)             (70,453)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                     (364,421)           1,968,082
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     257,473              175,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            600,820              444,832
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       858,293      $       620,355
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $814,573             $674,499
     Income taxes                                                                          $534,502             $427,029
Southern Energy business acquisitions--
     Fair value of assets acquired                                                         $235,157           $4,795,324
     Less cash paid for common stock                                                        235,157            2,812,404
                                                                                      --------------       --------------
         Liabilities assumed                                                                      -           $1,982,920
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



                                   THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                At September 30,
                                                                                      1998               At December 31,
                                                                                   (Unaudited)                1997
                                                                                 -----------------      -----------------
UTILITY PLANT:
Plant in service                                                                 $    34,792,320        $    34,044,182
Less accumulated provision for depreciation                                           12,927,060             11,933,718
                                                                                 ----------------       ----------------
                                                                                      21,865,260             22,110,464
Nuclear fuel, at amortized cost                                                          211,186                230,154
Construction work in progress                                                          1,681,892              1,311,540
                                                                                 ----------------       ----------------
Total                                                                                 23,758,338             23,652,158
                                                                                 ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                              1,882,559              1,887,574
Leasehold interests, being amortized                                                   1,328,753              1,388,928
Equity investments in subsidiaries                                                     1,548,807              1,167,739
Long-term notes receivable                                                               357,708                460,448
Nuclear decommissioning trusts, at market                                                435,911                387,425
Miscellaneous                                                                            208,969                281,488
                                                                                 ----------------       ----------------
Total                                                                                  5,762,707              5,573,602
                                                                                 ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                858,293                600,820
Special deposits                                                                          81,877                103,462
Receivables, less accumulated provisions for uncollectible accounts
     of $82,947 at September 30, 1998 and $77,056 at December 31, 1997                 2,190,389              2,014,117
Fossil fuel stock, at average cost                                                       213,372                217,251
Materials and supplies, at average cost                                                  485,843                492,516
Prepayments                                                                              103,024                 98,398
Vacation pay deferred                                                                     78,910                 78,866
                                                                                 ----------------       ----------------
Total                                                                                  4,011,708              3,605,430
                                                                                 ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               1,076,286              1,142,045
Prepaid pension costs                                                                    488,367                398,736
Deferred Plant Vogtle costs (Note M)                                                      27,055                 50,412
Debt expense, being amortized                                                            111,249                101,068
Premium on reacquired debt, being amortized                                              269,333                285,149
Miscellaneous                                                                            446,665                461,910
                                                                                 ----------------       ----------------
Total                                                                                  2,418,955              2,439,320
                                                                                 ----------------       ----------------

TOTAL ASSETS                                                                     $    35,951,708        $    35,270,510
                                                                                 ================       ================







         The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.
                                                           8

                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Stated in Thousands of Dollars)

                                        CAPITALIZATION AND LIABILITIES

                                                                         At September 30,
                                                                               1998               At December 31,
                                                                            (Unaudited)               1997
                                                                          ----------------       -----------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Issued -- At September 30, 1998: 699,771,324 shares
               -- At December 31, 1997:  693,423,039 shares               $     3,498,857        $    3,467,115
Paid-in capital                                                                 2,461,899             2,330,538
Retained earnings                                                               4,164,073             3,842,135
Accumulated other comprehensive income                                             22,820                 7,176
                                                                          ----------------       ---------------
                                                                               10,147,649             9,646,964
Less treasury stock, at cost-
     At September 30, 1998:  2,031,565 shares (Note R)                             57,263                     -
                                                                          ----------------        --------------
                                                                               10,090,386             9,646,964
Preferred stock of subsidiaries                                                   405,912               493,346
Subsidiary obligated mandatorily redeemable
     capital and preferred securities (Note I)                                  1,991,220             1,743,520
Long-term debt                                                                 10,697,270            10,273,606
                                                                          ----------------       ---------------
Total                                                                          23,184,788            22,157,436
                                                                          ----------------       ---------------

CURRENT LIABILITIES:
Amount of securities due within one year                                        1,192,667               783,805
Notes payable                                                                   1,370,091             2,064,249
Accounts payable                                                                  772,482             1,048,266
Customer deposits                                                                 126,723               133,018
Taxes accrued--
     Income taxes                                                                 337,741               119,782
     Other                                                                        350,065               259,297
Interest accrued                                                                  188,933               261,668
Vacation pay accrued                                                              110,526               108,207
Miscellaneous                                                                     551,743               608,761
                                                                          ----------------       ---------------
Total                                                                           5,000,971             5,387,053
                                                                          ----------------       ---------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               4,502,100             4,649,826
Deferred credits related to income taxes                                          735,524               745,674
Accumulated deferred investment tax credits                                       731,208               753,861
Employee benefits provisions                                                      479,852               447,188
Minority interests in subsidiaries                                                592,472               434,987
Prepaid capacity revenues                                                          99,711               109,982
Department of Energy assessments                                                   72,193                72,193
Disallowed Plant Vogtle capacity buyback costs                                     54,821                55,856
Storm damage reserves                                                              55,491                38,407
Miscellaneous                                                                     442,577               418,047
                                                                          ----------------       ---------------
Total                                                                           7,765,949             7,726,021
                                                                          ----------------       ---------------

TOTAL CAPITALIZATION AND LIABILITIES                                      $    35,951,708        $   35,270,510
                                                                          ================       ===============


       The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.
                                                         9




                                             THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Stated in Thousands of Dollars)



                                                                          For the Three Months           For the Nine Months
                                                                          Ended September 30,            Ended September 30,

                                                                      -------------- -------------- --------------- --------------
                                                                          1998           1997            1998           1997
                                                                          ----           ----            ----           ----
Consolidated net income                                                    $516,029       $374,710  $1,028,504           $776,518
Other comprehensive income:
     Foreign currency translation adjustments                                21,069         (6,664)        24,067         (15,173)
     Less Applicable income taxes                                             7,374         (2,333)          8,423         (5,311)
                                                                           --------     ----------- --------------     ----------
CONSOLIDATED COMPREHENSIVE INCOME                                          $529,724       $370,379     $1,044,148        $766,656
                                                                           ========       ========     ==========        ========

--------------------------------------------------------------------- -------------- -------------- --------------- --------------





                                             THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                   (Stated in Thousands of Dollars)



                                                                         At September 30, 1998         At December 31, 1997

Balance at beginning of period                                                 $ 7,176                        $13,689
Change in current period                                                        15,644                         (6,513)
                                                                              --------                      ---------
BALANCE AT END OF PERIOD                                                       $22,820                       $  7,176
                                                                               =======                       ========

--------------------------------------------------------------------- ----------------------------- ---------------------------

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the third quarter and year-to-date 1998 was $516 million ($0.74 per share) and $1.0 billion ($1.48 per share), respectively, compared to $375 million ($0.55 per share) and $777 million ($1.14 per share) for the corresponding periods of 1997. Earnings for the third quarter and year-to-date 1998 improved due to strong performance from both the traditional and non-traditional businesses and the effect of the windfall profit tax, a one-time charge in the third quarter of 1997, which reduced 1997 earnings by $111 million or about $0.16 per share.

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

                                                                          Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Operating revenues...............................        $(614,419)         (15.1)       $(488,932)          (5.2)
Fuel expense.....................................           44,071            6.3          131,897            7.8
Purchased power expense..........................         (808,954)         (71.1)      (1,139,394)         (54.8)
Other operation expense..........................           58,715           12.2          170,014           12.5
Maintenance expense..............................           43,240           26.2           75,064           13.2
Depreciation and amortization ...................           61,140           17.1          232,823           24.9
Amortization of deferred Plant Vogtle costs......          (29,795)         (79.3)         (89,434)         (79.3)
Equity in earnings of unconsolidated subsidiaries
                                                            21,329          199.7           55,104          250.0
Interest income..................................            3,553            8.7           88,675           82.8
Minority interest................................           42,734          276.5           44,102         342.2



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Operating revenues. Operating revenues for the traditional core business for the third quarter and year-to-date 1998 increased $221 million or 8.0% and $680 million or 10.2%, respectively, compared to the corresponding periods of 1997. Traditional core business revenues increased for the third quarter and year-to-date 1998 primarily due to increases in energy sales of 3.5% and 7.7%, respectively. Sales of energy to residential, and commercial customers rose by 9.1% and 6.2%, respectively, for the quarter and 15.2% and 7.5%, year-to-date, respectively, due to hotter temperatures during these periods when compared to the milder-than-normal temperatures recorded in the corresponding periods in 1997. Retail revenues, excluding fuel and any demand-side program revenues which generally do not affect income, increased $128 million for the third quarter and $430 million for year-to-date 1998. Operating revenues for non-traditional business were down by $835 million or 63.5% for the quarter and $1 billion or 43.4% year-to-date when compared to the same periods in 1997 due primarily to a change to the equity method of reporting for Southern Energy's energy marketing activities. Prior to January 1998, these activities were accounted for on a consolidated basis. (See Note (D) in the "Notes to the Condensed Financial Statements" herein.)

     Fuel expense. The third quarter and year-to-date 1998 increases are attributed to increased generation necessary to meet the higher demand for energy.

     Purchased power expense. Purchased power expenses for the traditional core business rose by $66 million or 67.1% and $171 million or 100.1%, respectively, for the third quarter and year-to-date 1998. These expenses increased primarily due to the increased sale of energy to the different classes of retail customers. For non-traditional business, purchased power expenses dropped $875 million or 84.2% for the quarter and $1 billion or 68.7% year-to-date when compared to the corresponding periods in 1997. The change in reporting for Southern Energy's energy marketing activities, as mentioned above, is the principal reason for this decrease.

     Other operation expense. The increases for the current quarter and year-to-date 1998 are primarily in the traditional business. In the traditional business, these expenses were up $39 million or 10.3% for the quarter and $104 million or 9.8% year-to-date 1998 when compared to the corresponding periods in 1997. The reasons for the increases include the additional costs incurred for a new customer service system, modifications of certain information systems for year 2000 compliance and property damage and other reserves.

     Maintenance expense. Third quarter and year-to-date 1998 increases are primarily in the traditional business. The third quarter and year-to-date increases are mainly a result of additional expenses related to work on distribution lines and nuclear facilities. In addition, maintenance on steam generating facilities also contributed to the year-to-date increase.

     Depreciation and amortization expense. Depreciation and amortization expense of the traditional core business for the quarter and year-to-date, increased compared to the corresponding periods in 1997. These increases are attributed primarily to additional depreciation charges of $37.1 million for the quarter and $176.4 million year-to-date, pursuant to GEORGIA's retail accounting order as discussed in Note (L) in the "Notes to the Condensed Financial Statements" herein and additions to utility plant.

     Amortization of deferred Plant Vogtle costs. Decreases in these costs for the quarter and year-to-date are due to the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (M) in the "Notes to the Condensed Financial Statements", herein for further details.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Equity in earnings of unconsolidated subsidiaries. The increases in this item for the quarter and year-to-date 1998 are primarily attributed to the investment in BEWAG which was acquired in September 1997.

     Interest income. For the traditional business, interest income for the third quarter and year-to-date increased $9 million or 77.2% and $94 million or 298.0%, respectively. The year-to-date 1998 increase is primarily attributed to the settlement between SOUTHERN and the IRS relating to tax issues for the years 1984 through 1987. For additional information, see Note (H) in the "Notes to the Condensed Financial Statements" herein. The third quarter and year-to-date 1998 increases are also attributed to recognized gains on investments held by the nuclear decommissioning trust for ALABAMA ($7.5 million for the third quarter and $19.7 million year-to-date), although these increases were offset by a concurrent recognition of other interest charges in accordance with FERC requirements.

     Minority interest. The increases in minority interest for the current quarter and year-to-date are attributed to the one-time third quarter 1997 charge related to the windfall profit tax in the United Kingdom and the June 1998 sale of an additional interest in SWEB.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant. For information relating to non-traditional business activities, see Item 1 - BUSINESS -"Non-Traditional Business" in the Form 10-K.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SOUTHERN is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SOUTHERN in the Form 10-K. In September 1998, the EPA issued the final regional ozone rule to the states for implementation. The states have one year to adopt rules implementing the EPA rules. The final rule affects 22 states, including Alabama and Georgia, and the District of Columbia. The EPA rules are expected to be challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further NOx reductions from fossil-fueled generating facilities and other industry in these states. The compliance cost of these additional NOx reductions could be significant. However, expected costs cannot be determined until the result of legal challenges are known and the states have adopted their final rules.

     For information relating to Year 2000 readiness, see "YEAR 2000 READINESS" below.

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


YEAR 2000 READINESS

Year 2000 Challenge

To save valuable storage space, mainframe computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. The date January 1, 1998, for example, was recorded by a computer as 01/01/98. Computers assumed, in effect, that all years began with "19." This practice was widely adopted by programmers of additional computer platforms, such as personal computers, and hard wired into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space within computers, was used until the mid-90s.

     If these functions are not corrected before the Year 2000 arrives, affected software systems and devices containing computer chips or clocks could automatically roll back to 1900 instead of moving forward to 2000. Some affected software and devices will function without incident. Others may experience erroneous results or the interruption of a process. This challenge does not affect all software or all computer-controlled equipment.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     SOUTHERN depends on complex computer systems for many aspects of its operations, which include generation, transmission and distribution of electricity, as well as other business support activities. SOUTHERN's goal is to have mission-critical assets Year 2000-ready by June 1999. "Mission-critical" refers to devices or software that are required to maintain operations. "Year 2000 ready" means that the system or application is determined suitable for continued use through the Year 2000. Mission-critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine/generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program

SOUTHERN executive management recognizes the seriousness of the Year 2000 challenge and has dedicated resources it considers adequate to address the issue. A steering committee of SOUTHERN system executives reviews Millennium Project progress on a monthly basis, and the SOUTHERN and subsidiary boards receive periodic updates and progress reports.

     SOUTHERN's traditional business consists of the generation and distribution of electricity in the service territories of ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.

     SOUTHERN's non-traditional business is represented by various interests in the United States and several countries throughout the world. Readiness in the non-traditional business is generally scheduled to follow the traditional business.

     SOUTHERN's Millennium Project is divided into two phases:

Phase 1 began in 1996 and consisted of identifying and assessing corporate assets (software systems and devices that contain a computer chip or clock) within the traditional business. This first phase was completed on schedule in June 1997.

Phase 2, which consists of testing and remediating high priority systems and devices, is targeted for completion in June 1999. Contingency planning is included in this phase. The Millennium Project will continue to monitor SOUTHERN's affected computer systems, devices and applications through the end of 1999, and into the year 2000.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     At the end of the third quarter of 1998, SOUTHERN's progress toward Year 2000 readiness is as follows:

Year 2000 Readiness of Mission-Critical Systems - Traditional Business

------------------- ------------- ---------------- ----------------- ------------------------ --------------------
    Year 2000        Generation       Energy         Transmission      Telecommunications          Business
      Phases                        Management           and                 Systems          Information Systems
                                      Systems        Distribution
                                                       Systems
------------------- ------------- ---------------- ----------------- ------------------------ --------------------
    Inventory            C               C                C                     C                      C
------------------- ------------- ---------------- ----------------- ------------------------ --------------------
    Assessment           C               C                C                     C                      C
------------------- ------------- ---------------- ----------------- ------------------------ --------------------
   Remediation/          PC             PC                PC                   PC                     PC
     Testing
------------------- ------------- ---------------- ----------------- ------------------------ --------------------
   Contingency           PC             PC                PC                   NS                     NS
     Planning
------------------- ------------- ---------------- ----------------- ------------------------ --------------------
    Projected
    Completion         6/99*           6/99              1/99                 6/99                   3/99
------------------- ------------- ---------------- ----------------- ------------------------ --------------------

*One generating unit will complete testing during its next scheduled maintenance cycle, October 1999.

Legend:                    C        Phase Complete
                           PC       Phase Partially Complete
                           NS       Phase Not Started

     Contingency strategies for each area of business will be completed in December 1998; detailed plans are scheduled for completion by June 1999.


Material Third Parties

SOUTHERN is currently reviewing the Year 2000 readiness of material third parties which provide goods and services crucial to SOUTHERN's operations. SOUTHERN is developing contingency plans based on its assessment of each third party's ability to continue supplying critical goods and services to SOUTHERN. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Year 2000 Preparation Costs

Within the traditional business current projected costs of SOUTHERN's Year 2000 readiness are approximately $91 million. This includes costs for time and labor necessary to identify, test and renovate affected devices and systems during a process that will last almost four years. From its inception through September 30, 1998, the Year 2000 program costs, recognized primarily as expense, amounted to $39 million. In addition to the traditional business costs, current projections put Year 2000 program costs at approximately $23 million for the non-traditional business, based on SOUTHERN's ownership.

Risks associated with Year 2000 Challenge

SOUTHERN is implementing a detailed process to minimize the possibility of service interruptions related to Year 2000 challenges. Because SOUTHERN is taking what it believes to be prudent steps to prepare for the Year 2000, SOUTHERN expects any interruptions in service that may occur within the traditional business service territory to be isolated and short in duration.

     SOUTHERN expects the risks associated with Year 2000 challenges to be no more severe than the scenarios that SOUTHERN's electric system is routinely prepared to handle. This scenario consists of the loss of one of the largest generating units and/or the loss of any single bulk transmission element in its traditional business service territory. SOUTHERN has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices has been scheduled. SOUTHERN is also assessing risks associated with critical assets and third-party suppliers. Following risk assessment, SOUTHERN is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999. A description of SOUTHERN's contingency planning follows below.

     There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Contingency Plans

Because of experience with hurricanes and other storms, operating companies are skilled at using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, SOUTHERN is drawing on that experience in making risk assessments and developing additional plans to deal specifically with situations that could arise relative to external suppliers and other Year 2000 challenges.

     Contingency planning efforts for the non-traditional business are generally in the initial phase due to the schedule of those businesses' Year 2000 programs. Because of the level of detail of SOUTHERN's contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the traditional business service territory isolated and short in duration.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 1998 included $1.4 billion used for gross property additions to utility plant; $235 million used for Southern Energy acquisitions; and $189 million received from property sales. The funds for these additions, acquisitions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1998, retirements of the operating companies' first mortgage bonds and preferred stock totaled $775 million and $49 million, respectively. A subsidiary of GULF formed a statutory business trust which sold, during the first nine months of 1998, $45 million of trust preferred securities. In June 1998, a subsidiary of SOUTHERN formed a statutory business trust which sold $200 million of trust originated preferred securities. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details. Also during the first nine months of 1998, ALABAMA issued $200 million of 7% senior notes due December 31, 2047, $190 million of 7% senior notes due March 31, 2048, $200 million of preferred stock consisting of $162 million of 5.20% Class A preferred stock and $38 million of 5.83% Class A preferred stock, $225 million of 6.50% senior insured quarterly notes due September 30, 2018, $100 million of 6.25% senior notes due September 30, 2010, $100 million of 6.375% senior insured quarterly notes due September 30, 2018. Also in the first nine months of 1998, GEORGIA issued $145 million of 6 7/8% senior notes due December 31, 2047; GULF issued $50 million of 6.70% senior notes due June 30, 2038; MISSISSIPPI issued $55 million of 6.75% senior notes due June 30, 2038 and $35 million of 6.05% senior notes due May 1, 2003; and SAVANNAH issued $30 million of 6 5/8% senior notes due March 17, 2015. Further, an aggregate of $210 million of pollution control bonds were issued by ALABAMA, GEORGIA and MISSISSIPPI, the proceeds of which were used for refunding purposes.

     In October 1998, ALABAMA issued $160 million of 5 3/8% senior notes due October 1, 2008 and in November 1998, ALABAMA issued $225 million of 5.49% senior notes due November 1, 2005.

     During the first nine months of 1998, SOUTHERN raised $168 million from the issuance of 6.5 million shares of common stock under SOUTHERN's various stock plans and used $60 million to repurchase 2.1 million shares of common stock under a new stock repurchase program. See Note (R) in the "Notes to the Condensed Financial Statements" herein for discussion of such program. The market price of SOUTHERN's common stock at September 30, 1998 was $29.4375 per share and the book value was $14.46 per share, representing a market-to-book ratio of 204%, compared to $25.875, $13.91 and 186%, respectively, at the end of 1997. The dividend for the third quarter of 1998 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $1.2 billion will be required by September 30, 1999, for present sinking fund requirements, redemption of preferred stock and

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1998, approximately $858 million of cash and cash equivalents and approximately $4.9 billion of unused credit arrangements with banks (including $1,368 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At September 30, 1998, the system companies had outstanding approximately $424 million of short-term notes payable and $946 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                        For the Three Months              For the Nine Months
                                                                           Ended September 30,             Ended September 30,
                                                                        1998             1997            1998              1997

OPERATING REVENUES:
Revenues                                                           $   1,044,460    $    932,313    $   2,569,085     $   2,289,637
Revenues from affiliates                                                  13,528          30,133           69,123           105,666
                                                                   --------------   -------------   --------------    --------------
Total operating revenues                                               1,057,988         962,446        2,638,208         2,395,303
                                                                   --------------   -------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                262,473         253,645          671,118           660,216
     Purchased power from non-affiliates                                  39,191          25,036           81,876            33,180
     Purchased power from affiliates                                      66,021          25,313          128,270            70,822
     Other                                                               138,141         125,618          378,396           367,622
Maintenance                                                               80,053          47,171          230,389           193,668
Depreciation and amortization                                             84,256          82,346          256,636           247,628
Taxes other than income taxes                                             45,544          43,161          141,104           138,553
Federal and state income taxes                                           100,246         110,669          198,899           184,922
                                                                   --------------   -------------   --------------    --------------
Total operating expenses                                                 815,925         712,959        2,086,688         1,896,611
                                                                   --------------   -------------   --------------    --------------
OPERATING INCOME                                                         242,063         249,487          551,520           498,692
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        1,414               -            2,309                 -
Income from subsidiary                                                       913             876            2,753             2,861
Interest income                                                           17,209           7,879           55,707            23,626
Other, net                                                               (10,091)         (5,993)         (25,533)          (20,642)
Income taxes applicable to other income                                    5,600           7,033            3,284             7,419
                                                                   --------------   -------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                           257,108         259,282          590,040           511,956
                                                                   --------------   -------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                48,524          41,618          140,955           124,846
Allowance for debt funds used during construction                         (1,298)           (299)          (2,850)           (2,679)
Interest on interim obligations                                            3,177           7,144           10,524            18,016
Amortization of debt discount, premium and expense, net                   10,143           2,403           40,024             7,201
Other interest charges                                                    13,736           7,382           39,971            21,345
Distributions on preferred securities of subsidiary companies              5,588           5,588           16,765            16,174
                                                                   --------------   -------------   --------------    --------------
Total Interest charges and other                                          79,870          63,836          245,389           184,903
                                                                   --------------   -------------   --------------    --------------
NET INCOME                                                               177,238         195,446          344,651           327,053
DIVIDENDS ON PREFERRED STOCK                                               3,280           3,646            9,902            14,309
                                                                   --------------   -------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                  $     173,958    $    191,800    $     334,749     $     312,744
                                                                   ==============   =============   ==============    ==============






               The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                                21

                                                ALABAMA POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                              $     344,651      $     327,053
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        332,663            294,436
         Deferred income taxes and investment tax credits, net                                 21,431              1,147
         Allowance for equity funds used during construction                                   (2,309)                 -
         Other, net                                                                            (2,592)           (25,156)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (38,485)           (75,636)
            Inventories                                                                         1,972              2,439
            Prepayments                                                                        (5,973)           (13,362)
            Payables                                                                          (59,857)           (76,033)
            Taxes accrued                                                                      70,046            114,784
            Energy cost recovery, retail                                                      (75,508)            (3,015)
            Other                                                                             (39,553)           (17,027)
                                                                                           ------------       ------------
Net cash provided from operating activities                                                   546,486            529,630
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (420,660)          (290,200)
Other                                                                                         (19,822)           (32,258)
                                                                                          ------------       ------------
Net cash used for investing activities                                                       (440,482)          (322,458)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contributions                                                                     30,000                  -
     Company obligated mandatorily redeemable preferred securities                                  -            200,000
     Preferred stock                                                                          200,000
     Pollution control bonds                                                                  106,790                  -
     Other long-term debt                                                                     815,000                  -
Retirements--
     Preferred stock                                                                                -           (162,000)
     Pollution control bonds                                                                 (106,790)                 -
     First mortgage bonds                                                                    (396,500)           (19,801)
     Other long-term debt                                                                        (753)              (693)
Interim obligations, net                                                                     (214,873)            55,083
Payment of preferred stock dividends                                                          (10,053)           (17,027)
Payment of common stock dividends                                                            (271,700)          (251,800)
Miscellaneous                                                                                 (49,919)            (6,407)
                                                                                          ------------       ------------
Net cash provided from (used for) financing activities                                        101,202           (202,645)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       207,206              4,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               23,957              9,587
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     231,163      $      14,114
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     188,933      $     162,897
     Income taxes                                                                             155,010             97,705


          The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                                                ALABAMA POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                              At September 30,
                                                                                    1998                At December 31,
                                                                                 (Unaudited)                1997
                                                                               ----------------       ------------------
UTILITY PLANT:
Plant in service                                                               $    11,235,677        $    11,070,323
Less accumulated provision for depreciation                                          4,582,088              4,384,180
                                                                               ----------------       ----------------
                                                                                     6,653,589              6,686,143
Nuclear fuel, at amortized cost                                                        101,171                103,272
Construction work in progress                                                          474,994                311,223
                                                                               ----------------       ----------------
Total                                                                                7,229,754              7,100,638
                                                                               ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         24,118                 24,972
Nuclear decommissioning trusts                                                         197,397                193,008
Miscellaneous                                                                           22,329                 22,233
                                                                               ----------------       ----------------
Total                                                                                  243,844                240,213
                                                                               ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                              231,163                 23,957
Receivables--
     Customer accounts receivable                                                      455,794                368,255
     Other accounts and notes receivable                                                49,538                 28,921
     Affiliated companies                                                               32,102                 50,353
     Accumulated provision for uncollectible accounts                                   (2,853)                (2,272)
Fossil fuel stock, at average cost                                                      91,089                 74,186
Materials and supplies, at average cost                                                142,726                161,601
Prepayments                                                                             26,426                 20,453
Vacation pay deferred                                                                   28,783                 28,783
                                                                               ----------------       ----------------
Total                                                                                1,054,768                754,237
                                                                               ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               387,548                384,549
Debt expense, being amortized                                                            7,334                  7,276
Premium on reacquired debt, being amortized                                             69,550                 81,417
Prepaid pension costs                                                                  159,728                130,733
Department of Energy assessments                                                        34,416                 34,416
Miscellaneous                                                                           69,922                 79,388
                                                                               ----------------       ----------------
Total                                                                                  728,498                717,779
                                                                               ----------------       ----------------

TOTAL ASSETS                                                                   $     9,256,864        $     8,812,867
                                                                               ================       ================




         The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                          23

                                                 ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                   At September 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)               1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $      224,358
Paid-in capital                                                                         1,334,645             1,304,645
Premium on preferred stock                                                                     99                    99
Retained earnings                                                                       1,278,176             1,221,467
                                                                                    --------------       ---------------
                                                                                        2,837,278             2,750,569
Preferred stock                                                                           317,512               255,512
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes                          297,000               297,000
Long-term debt                                                                          2,674,893             2,473,202
                                                                                    --------------       ---------------
Total                                                                                   6,126,683             5,776,283
                                                                                    --------------       ---------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                       138,000                     -
Long-term debt due within one year                                                        275,611                75,336
Commercial paper                                                                           92,009               306,882
Accounts payable--
     Affiliated companies                                                                  63,157                79,822
     Other                                                                                111,902               159,146
Customer deposits                                                                          30,667                34,968
Taxes accrued--
     Federal and state income                                                              85,920                21,177
     Other                                                                                 58,560                15,309
Interest accrued                                                                           28,038                50,722
Vacation pay accrued                                                                       28,783                28,783
Miscellaneous                                                                              66,647               103,602
                                                                                    --------------       ---------------
Total                                                                                     979,294               875,747
                                                                                    --------------       ---------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,176,853             1,192,265
Accumulated deferred investment tax credits                                               274,480               282,873
Prepaid capacity revenues, net                                                             99,711               109,982
Department of Energy Assessments                                                           30,592                30,592
Deferred credits related to income taxes                                                  329,222               327,328
Natural disaster reserve                                                                   26,587                22,416
Miscellaneous                                                                             213,442               195,381
                                                                                    --------------       ---------------
Total                                                                                   2,150,887             2,160,837
                                                                                    --------------       ---------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   9,256,864        $    8,812,867
                                                                                    ==============       ===============



           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 1998 was $174.0 million and $334.7 million, respectively, compared to $191.8 million and $312.7 million for the corresponding periods of 1997. Current quarter earnings decreased $17.8 million or 9.3% when compared to the same period in 1997 primarily as a result of higher operating expenses. Year-to-date 1998 earnings increased by $22.0 million or 7.0% when compared to the corresponding period in 1997 due primarily to increased operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................         $112,147           12.0         $279,448           12.2
Revenues from affiliates.........................          (16,605)         (55.1)         (36,543)         (34.6)
Purchased power from non-affiliates .............           14,155           56.5           48,696          146.8
Purchased power from affiliates..................           40,708          160.8           57,448           81.1
Maintenance expense..............................           32,882           69.7           36,721           19.0
Interest income..................................            9,330          118.4           32,081          135.8
Interest on long-term debt.......................            6,906           16.6           16,109           12.9
Interest on interim obligations..................           (3,967)         (55.5)          (7,492)         (41.6)
Amortization of debt discount, premium and expense, net
                                                             7,740          322.1           32,823          455.8
Other interest charges...........................            6,354           86.1           18,626           87.3
Dividends on preferred stock.....................             (366)         (10.0)          (4,407)         (30.8)


     Revenues. The increase in revenues for the third quarter and year-to-date 1998 was primarily due to increases in territorial energy sales. Territorial revenues increased $106.0 million and $256.6 million, respectively, for the current quarter and year-to-date 1998, when compared to the corresponding periods in 1997. Increases in territorial revenues are attributed to increased retail sales of 2.8% and 8.0% for the third quarter and year-to-date, respectively, resulting from hotter weather during these periods, as compared to the milder-than-normal weather for the corresponding periods in 1997. Also contributing to the year-to-date increase was a strong economy in the company's service territory. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $38.3 million and $130.2 million, for the current quarter and year-to-date, respectively. Non-territorial wholesale revenues increased $3.4 million and $16.5 million for the third quarter and year-to-date, respectively, as compared to the same periods in 1997.

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

     Purchased power from non-affiliates. These expenses rose for the current quarter and year-to-date 1998 when compared to the corresponding periods of 1997 primarily due to increased purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. These costs increased for the third quarter primarily due to maintenance of distribution lines and nuclear plant. Year-to-date 1998 costs increased from the amounts recorded in the same period in 1997 as a result of higher expenses related to the maintenance of distribution lines and steam plant.

     Interest income. Third quarter and year-to-date 1998 increases are attributed to increased interest income of $7.5 million and $19.7 million, respectively, primarily as a result of recognized gains on investments held by the nuclear decommissioning trust. The increases in interest income related to the nuclear decommissioning trust were offset by a concurrent recognition of other interest charges in accordance with FERC requirements. Additionally, in the second quarter of 1998 ALABAMA recorded its portion ($11.5 million) of the tax settlement between SOUTHERN and the IRS which also contributed to the year-to-date increase (for additional information, see Note (H) in the "Notes to the Condensed Financial Statements" herein).

     Interest on long-term debt. Continued sales of senior notes throughout the first nine months of 1998 resulted in higher interest expense for the current quarter and year-to-date 1998.

     Interest on interim obligations. The third quarter and year-to-date 1998 decreases in these interest charges result from a reduction in the amount of outstanding short-term debt.

     Amortization of debt discount, premium and expense, net. The third quarter and the year-to-date 1998 increases from the same periods in 1997 are attributed to ALABAMA's accelerated amortization of premiums incurred in connection with the refinancing of high-cost debt, in the amounts of $8.0 million and $33.0 million, respectively, as allowed by the Alabama PSC. See Note (J) in the "Notes to the Condensed Financial Statements" herein for further details.

     Other interest charges. The third quarter and year-to-date 1998 increases are primarily due to interest charges related to the nuclear decommissioning trust. These charges increased by $5.5 million and $16.1 million, respectively. These increases in interest charges were offset by a concurrent recognition of interest income in accordance with FERC requirements.

     Dividends on preferred stock. Current quarter and year-to-date 1998 dividends decreased when compared to the corresponding periods of 1997 due to redemptions of preferred stock.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of ALABAMA in the Form 10-K. In September 1998, the EPA issued the final regional ozone rule to the states for implementation. The states have one year to adopt rules implementing the EPA rules. The final rule affects 22 states, including Alabama. The EPA rules are expected to be challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further NOx reductions from fossil-fueled generating facilities and other industry in these states. The compliance cost of these additional NOx reductions could be significant. However, expected costs cannot be determined until the result of legal challenges are known and the states have adopted their final rules.

     ALABAMA's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to ALABAMA's Year 2000 program are expected to be $29.6 million. From its inception through September 30, 1998, the Year 2000 program costs, recognized primarily as expense, amounted to $9.8 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential", herein.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on ALABAMA's financial statements.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 1998 included the addition of approximately $420.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1998, redemptions and maturities of first mortgage bonds of ALABAMA totaled $396.5 million. In February 1998, ALABAMA issued $200.0 million of 7% senior notes due December 31, 2047. The proceeds were used to repay a portion of ALABAMA's short-term indebtedness. In April 1998, ALABAMA issued $190.0 million of 7% senior notes due March 31, 2048. The proceeds were used to redeem $124.2 million of ALABAMA's First Mortgage Bonds, 8 3/4% Series due December 1, 2021 and to repay a portion of outstanding short-term indebtedness.

     In June 1998, ALABAMA sold, through public authorities, $106.79 million of variable rate pollution control revenue bonds due June 1, 2028. The proceeds from these sales were used to redeem, in July 1998, $106.79 million aggregate principal amount of pollution control revenue bonds.

     In August 1998, ALABAMA sold $200.0 million aggregate amount of Class A preferred stock, consisting of $162.0 million of 5.20% Class A preferred stock and $38.0 million of 5.83% Class A preferred stock. Also in August, ALABAMA issued $225.0 million of 6.50% senior insured quarterly notes due September 30, 2018. Proceeds were used to redeem, in September 1998, $198.0 million outstanding principal amount of its First Mortgage Bonds, 8 1/2% Series due May 1, 2022 and to repay a portion of its outstanding short-term indebtedness.

      In September 1998, ALABAMA issued $100.0 million of 6.25% senior notes due September 30, 2010 and $100.0 million of 6.375% senior insured quarterly notes due September 30, 2018. The proceeds from these sales were used to repay a portion of its outstanding short-term indebtedness and to redeem, in October 1998, $99.6 million outstanding principal amount of its First Mortgage Bonds, 8.30% Series due July 1, 2022.

     In October 1998, ALABAMA issued $160.0 million of 5 3/8% senior notes due October 1, 2008. Proceeds from this sale will be used in connection with ALABAMA's on-going construction program, to pay scheduled maturities and/or refundings of its securities, to repay outstanding short-term indebtedness, and for other general corporate purposes.

     On November 3, 1998, ALABAMA issued $225.0 million of 5.49% senior notes due November 1, 2005. The proceeds will be used to redeem, in December 1998, $100.0 million outstanding principal amount of its First Mortgage Bonds, 6.85% Series due August 1, 2002 and, in January 1999, $125.0 million outstanding principal amount of its First Mortgage Bonds, 7.00% Series due January 1, 2003.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     ALABAMA redeemed $38.0 million of 6.40% Class A preferred stock in October 1998 and $50.0 million of 6.40% Class A preferred stock in November 1998. Additional scheduled redemptions are as follows: in November 1998, ALABAMA will redeem $175.0 million outstanding principal amount of its First Mortgage Bonds, 7.25% Series due August 1, 2007, and in January 1999, ALABAMA will redeem $50.0 million of its Adjustable Rate Class A preferred stock.

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

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 1998, approximately $231.2 million of cash and cash equivalents and had unused committed lines of credit of approximately $786.0 million (including $315.0 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. Reference is made to "Financing Activities" above for information related to the planned redemptions of certain First Mortgage Bonds. At September 30, 1998, ALABAMA had outstanding $92.0 million of commercial paper.

                                                                     Exhibit 1

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1998, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Birmingham, Alabama
November 6, 1998

                              GEORGIA POWER COMPANY


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months               For the Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                        1998             1997              1998              1997

OPERATING REVENUES:
Revenues                                                          $   1,482,495    $   1,396,896     $   3,667,980    $   3,352,311
Revenues from affiliates                                                 47,832            9,736            72,804           28,379
                                                                  --------------   --------------    --------------   --------------
Total operating revenues                                              1,530,327        1,406,632         3,740,784        3,380,690
                                                                  --------------   --------------    --------------   --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               298,338          276,814           722,999          657,443
     Purchased power from non-affiliates                                 90,912           54,624           195,140          113,293
     Purchased power from affiliates                                     35,119           45,148           115,481          118,732
     Other                                                              212,741          180,092           576,433          494,849
Maintenance                                                              79,006           71,565           251,044          225,852
Depreciation and amortization                                           233,743          187,710           632,605          434,537
Amortization of deferred Plant Vogtle costs (Note M)                      7,785           37,580            23,357          112,791
Taxes other than income taxes                                            58,645           55,829           166,079          159,846
Federal and state income taxes                                          189,490          179,637           368,133          361,037
                                                                  --------------   --------------    --------------   --------------
Total operating expenses                                              1,205,779        1,088,999         3,051,271        2,678,380
                                                                  --------------   --------------    --------------   --------------
OPERATING INCOME                                                        324,548          317,633           689,513          702,310
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       1,172            2,610             1,350            3,849
Equity in earnings of unconsolidated subsidiary                             913              876             2,753            2,861
Interest income                                                           3,033            3,317            67,944            6,187
Other, net                                                              (11,339)          (8,330)          (39,838)         (19,180)
Income taxes applicable to other income                                   3,586           14,739            (9,626)          18,706
                                                                  --------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                          321,913          330,845           712,096          714,733
                                                                  --------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               44,489           48,092           134,797          146,904
Allowance for debt funds used during construction                        (2,061)          (1,500)           (6,063)          (7,426)
Interest on interim obligations                                           2,561              356            11,074            6,794
Amortization of debt discount, premium and expense, net                   3,323            3,388             9,974           10,879
Other interest charges                                                    3,089            4,332            18,223           10,316
Distributions on preferred securities of subsidiary companies            13,601           13,601            40,726           33,767
                                                                  --------------   --------------    --------------   --------------
Interest charges and other, net                                          65,002           68,269           208,731          201,234
                                                                  --------------   --------------    --------------   --------------
NET INCOME                                                              256,911          262,576           503,365          513,499
DIVIDENDS ON PREFERRED STOCK                                              1,447            5,132             5,311           19,510
                                                                  --------------   --------------    --------------   --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     255,464    $     257,444     $     498,054    $     493,989
                                                                  ==============   ==============    ==============   ==============




                The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                                 32

                                                  GEORGIA POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                              $     503,365      $     513,499
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        708,055            519,380
         Deferred income taxes and investment tax credits, net                                (73,091)           (35,910)
         Allowance for equity funds used during construction                                   (1,350)            (3,849)
         Amortization of deferred Plant Vogtle costs (Note M)                                  23,357            112,791
         Other, net                                                                             5,125             34,609
         Changes in certain current assets and liabilities--
            Receivables, net                                                                 (348,649)           (62,023)
            Inventories                                                                        24,199             27,651
            Payables                                                                           12,431            (29,752)
            Taxes accrued                                                                     186,591            159,873
            Energy cost recovery, retail                                                       (7,827)           (11,887)
            Other                                                                              16,923            (20,292)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                 1,049,129          1,204,090
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (334,113)          (327,768)
Other                                                                                          16,396            (20,831)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (317,717)          (348,599)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                           -            364,250
     Pollution control bonds                                                                   89,990            284,700
     Other long-term debt                                                                     145,000                  -
Retirements--
     Preferred stock                                                                          (40,679)          (191,940)
     First mortgage bonds                                                                    (220,460)           (60,258)
     Pollution control bonds                                                                  (89,990)          (234,700)
Special deposits - redemption funds                                                                 -             (5,546)
Interim obligations, net                                                                     (265,407)          (430,496)
Payment of preferred stock dividends                                                           (7,342)           (21,665)
Payment of common stock dividends                                                            (397,100)          (385,500)
Miscellaneous                                                                                  (6,876)           (18,815)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (792,864)          (699,970)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (61,452)           155,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               83,333             15,356
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      21,881      $     170,877
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     210,226      $     204,091
     Income taxes (net of refunds)                                                            308,271            264,593





           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                            33

                                               GEORGIA POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                                      ASSETS

                                                                             At September 30,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       ------------------
UTILITY PLANT:
Plant in service                                                             $    15,271,493        $    15,082,570
Less accumulated provision for depreciation                                        5,932,342              5,319,680
                                                                             ----------------       ----------------
                                                                                   9,339,151              9,762,890
Nuclear fuel, at amortized cost                                                      110,015                126,882
Construction work in progress                                                        258,474                214,128
                                                                             ----------------       ----------------
Total                                                                              9,707,640             10,103,900
                                                                             ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                       24,118                 24,973
Nuclear decommissioning trusts, at market                                            238,514                194,417
Miscellaneous                                                                         34,881                 87,907
                                                                             ----------------       ----------------
Total                                                                                297,513                307,297
                                                                             ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                             21,881                 83,333
Receivables--
     Customer accounts receivable                                                    597,343                385,844
     Other accounts and notes receivable                                             229,222                110,278
     Affiliated companies                                                             37,129                 20,333
     Accumulated provision for uncollectible accounts                                 (4,500)                (3,000)
Fossil fuel stock, at average cost                                                    73,075                 96,067
Materials and supplies, at average cost                                              239,180                240,387
Prepayments                                                                           17,820                 27,503
Vacation pay deferred                                                                 41,040                 40,996
                                                                             ----------------       ----------------
Total                                                                              1,252,190              1,001,741
                                                                             ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             619,255                688,472
Deferred Plant Vogtle costs (Note M)                                                  27,055                 50,412
Premium on reacquired debt, being amortized                                          162,181                166,609
Prepaid pension costs                                                                 94,649                 67,777
Debt expense, being amortized                                                         43,679                 40,927
Miscellaneous                                                                        136,747                146,593
                                                                             ----------------       ----------------
Total                                                                              1,083,566              1,160,790
                                                                             ----------------       ----------------

TOTAL ASSETS                                                                 $    12,340,909        $    12,573,728
                                                                             ================       ================





        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                         34

                                               GEORGIA POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                          CAPITALIZATION AND LIABILITIES

                                                                             At September 30,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       ------------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares              $       344,250        $       344,250
Paid-in capital                                                                    1,930,092              1,929,971
Premium on preferred stock                                                               160                    160
Retained earnings                                                                  1,846,884              1,745,347
                                                                             ----------------       ----------------
                                                                                   4,121,386              4,019,728
Preferred stock                                                                       52,355                157,247
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes                                                689,250                689,250
Long-term debt                                                                     2,933,431              2,982,835
                                                                             ----------------       ----------------
Total                                                                              7,796,422              7,849,060
                                                                             ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                   64,213                      -
Long-term debt due within one year                                                   195,420                220,855
Notes payable to banks                                                                     -                142,300
Commercial paper                                                                     100,823                223,930
Accounts payable--
     Affiliated companies                                                             59,697                 71,373
     Other                                                                           267,084                261,293
Customer deposits                                                                     69,045                 68,618
Taxes accrued--
     Federal and state income                                                        147,059                  4,480
     Other                                                                           155,553                111,541
Interest accrued                                                                      60,968                 72,437
Miscellaneous                                                                        125,416                105,683
                                                                             ----------------       ----------------
Total                                                                              1,245,278              1,282,510
                                                                             ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  2,273,388              2,417,547
Accumulated deferred investment tax credits                                          386,089                397,202
Deferred credits related to income taxes                                             288,784                297,560
Employee benefits provisions                                                         185,664                169,887
Miscellaneous                                                                        165,284                159,962
                                                                             ----------------       ----------------
Total                                                                              3,299,209              3,442,158
                                                                             ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $    12,340,909        $    12,573,728
                                                                             ================       ================




        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                         35

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 1998 was $255.5 million and $498.1 million, respectively, compared to $257.4 million and $494.0 million for the corresponding periods in 1997. Earnings decreased by $1.9 million or 0.7% for the current quarter and increased by $4.1 million or 0.8% year-to-date 1998.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................          $85,599            6.1         $315,669            9.4
Revenues from affiliates.........................           38,096          391.3           44,425          156.5
Fuel expense.....................................           21,524            7.8           65,556           10.0
Purchased power from non-affiliates .............           36,288           66.4           81,847           72.2
Purchased power from affiliates..................          (10,029)         (22.2)          (3,251)          (2.7)
Other operation expense..........................           32,649           18.1           81,584           16.5
Maintenance expense..............................            7,441           10.4           25,192           11.2
Depreciation and amortization expense............           46,033           24.5          198,068           45.6
Amortization of deferred Plant Vogtle costs......          (29,795)         (79.3)         (89,434)         (79.3)
Interest income..................................             (284)          (8.6)          61,757            N/M
Other, net.......................................           (3,009)         (36.1)         (20,658)        (107.7)
Income taxes applicable to other income..........          (11,153)         (75.7)         (28,332)        (151.5)
Other interest charges...........................           (1,243)         (28.7)           7,907           76.6
Distributions on preferred securities of
   subsidiary companies..........................                -            -              6,959           20.6
Dividends on preferred stock.....................           (3,685)         (71.8)         (14,199)         (72.8)
------------

N/M - Not meaningful

     Revenues. Revenue increases for the third quarter and year-to-date 1998 were mainly due to higher energy sales within the service area when compared to the corresponding periods in 1997. Revenues within the service area increased by $66.0 million and $286.6 million, respectively, for the third quarter and year-to-date 1998.

     Total energy sales increased primarily due to higher energy demands, primarily in the retail sector. Hotter temperatures in the current quarter and year-to-date 1998 when compared to the same periods in 1997 resulted in higher energy sales primarily to residential and commercial customers.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Energy sales to residential customers increased by 11.1% and 17.3% for the current quarter and year-to-date, respectively, while energy sales to commercial customers increased by 6.7% and 8.3% for the current quarter and year-to-date 1998, respectively. Retail revenues, excluding fuel and demand-side program revenues which generally do not affect income, increased $80.3 million and $255.8 million for the third quarter and year-to-date 1998, respectively, when compared to the same periods in 1997.

     Wholesale revenues within the service area remained relatively flat for the third quarter and decreased $8.6 million year-to-date 1998 primarily as a result of a scheduled reduction in capacity revenues under a power supply agreement with OPC. Wholesale revenues outside the service area increased by $11.4 million and $17.7 million for the third quarter and year-to-date 1998, respectively. Third quarter and year-to-date increases were caused by increased wholesale energy sales outside the service area, primarily from power marketing activities. The increases in wholesale energy sales outside the service area were primarily offset by the increases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. Current quarter and year-to-date 1998 expenses increased due to increased generation to meet the higher demand for energy from our customers.

     Purchased power from non-affiliates. The increases for the current quarter and year-to-date 1998 were primarily due to increased energy purchases resulting from higher demand and energy purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. These expenses increased for the quarter and year-to-date 1998 when compared to the corresponding periods in 1997 due to continuing expenses related to a new customer service system implemented in January 1998, and modification of certain information systems for year 2000 compliance. For additional information on the year 2000 issue, see "Future Earnings Potential" below.

     Maintenance expense. Maintenance costs for the third quarter and year-to-date 1998 rose due to higher expenses related primarily to scheduled outages at steam power generating facilities and distribution line maintenance.

     Depreciation and amortization expense. Current quarter and year-to-date 1998 increases when compared to the corresponding periods in 1997 were primarily due to increases in additional depreciation charges of $37.1 million for the third quarter and $176.4 million year-to-date, pursuant to a Georgia PSC retail accounting order discussed below, and an increase in plant-in-service. See "Future Earnings Potential" below and Note (L) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail accounting order.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Amortization of deferred Plant Vogtle costs. The decreases in these costs for the quarter and year-to-date result from the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (M) in the "Notes to the Condensed Financial Statements", herein for further details.

     Interest income. The year-to-date 1998 increase is attributed primarily to the recognition of $65.7 million in interest income resulting from the resolution of tax issues between SOUTHERN and the IRS. For additional information, see Note (H) in the "Notes to the Condensed Financial Statements" herein.

     Other, net. The changes for the third quarter and year-to-date 1998, were primarily due to increases in donations and contributions.

     Income taxes applicable to other income. The change in the third quarter is primarily attributed to recognition in the third quarter 1997 of increased tax benefits resulting from losses of the parent company allocated to GEORGIA under the joint consolidated income tax agreement between SOUTHERN and its subsidiaries. The change in year-to-date 1998 primarily resulted from taxes on the additional interest income discussed above.

     Other interest charges. The year-to-date 1998 increase, when compared with the corresponding period in 1997, is primarily attributed to the recognition of interest related to tax issues.

     Distributions on preferred securities of subsidiary companies. This item increased year-to-date 1998 primarily due to the issuance of additional mandatorily redeemable preferred securities in June 1997. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K. In September 1998, the EPA issued the final regional ozone rule to the states for implementation. The states have one year to adopt rules implementing the EPA rules. The final rule affects 22 states, including Alabama and Georgia, and the District of Columbia. The EPA rules are expected to be challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further NOx reductions from fossil-fueled generating facilities and other industry in these states. The compliance cost of these additional NOx reductions could be significant. However, expected costs cannot be determined until the result of legal challenges are known and the states have adopted their final rules.

     GEORGIA's plans to achieve Year 2000 compliance have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GEORGIA's Year 2000 program are expected to be approximately $38 million. From its inception through September 30, 1998, the Year 2000 program costs, recognized as expense, amounted to $19 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential", herein.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on GEORGIA's financial statements.

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

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 1998 was the addition of approximately $334.1 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Financing Activities

During the first nine months of 1998, redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $220.5 million and $40.7 million, respectively. In January 1998, GEORGIA issued $145.0 million of 6 7/8% senior notes due December 31, 2047. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

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

     In October 1998, GEORGIA redeemed $64.2 million of adjustable rate Class A preferred stock.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 1998, approximately $21.9 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. Of the $1.3 billion, $980 million provides liquidity support to GEORGIA's variable rate pollution control bonds. At September 30, 1998, GEORGIA had $100.8 million outstanding in commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                     Exhibit 1

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1998, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Atlanta, Georgia
November 6, 1998

                               GULF POWER COMPANY

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months           For the Nine Months
                                                                          Ended September 30,          Ended September 30,
                                                                       1998            1997            1998            1997

OPERATING REVENUES:
Revenues                                                           $   186,983       $ 187,841    $    481,597    $    467,488
Revenues from affiliates                                                12,394           5,869          35,860          12,888
                                                                   ------------    ------------   -------------   -------------
Total operating revenues                                               199,377         193,710         517,457         480,376
                                                                   ------------    ------------   -------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               61,694          60,938         158,580         138,712
     Purchased power from non-affiliates                                12,823           6,908          25,812           9,697
     Purchased power from affiliates                                     5,925           4,482          12,358          19,381
     Other                                                              27,942          31,414          93,392          93,241
Maintenance                                                             11,858           9,731          39,345          32,532
Depreciation and amortization                                           14,819          14,470          45,931          43,362
Taxes other than income taxes                                           14,479          14,736          39,583          39,775
Federal and state income taxes                                          15,767          16,281          29,407          29,561
                                                                   ------------    ------------   -------------   -------------
Total operating expenses                                               165,307         158,960         444,408         406,261
                                                                   ------------    ------------   -------------   -------------
OPERATING INCOME                                                        34,070          34,750          73,049          74,115
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -               -               -               2
Interest income                                                            213             387             530             895
Other, net                                                                (307)            (81)         (1,713)           (274)
Income taxes applicable to other income                                    921             979           1,221             758
                                                                   ------------    ------------   -------------   -------------
INCOME BEFORE INTEREST CHARGES                                          34,897          36,035          73,087          75,496
                                                                   ------------    ------------   -------------   -------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               5,098           5,691          14,700          16,978
Other interest charges                                                     327             438           3,427           1,960
Interest on notes payable                                                  274             242           1,093             764
Amortization of debt discount, premium, and expense, net                   498             592           1,598           1,728
Allowance for debt funds used during construction                            -               -               -              (6)
Distributions on preferred securities of subsidiary companies            1,550             763           4,484           2,042
                                                                   ------------    ------------   -------------   -------------
Interest charges and other, net                                          7,747           7,726          25,302          23,466
                                                                   ------------    ------------   -------------   -------------
NET INCOME                                                              27,150          28,309          47,785          52,030
DIVIDENDS ON PREFERRED STOCK                                               161             825             579           3,420
                                                                   ------------    ------------   -------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                  $    26,989          27,484    $     47,206    $     48,610
                                                                   ============    ============   =============   =============





              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                              43


                                                    GULF POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                              $      47,785      $      52,030
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         51,498             54,642
         Deferred income taxes                                                                 (5,437)            (3,573)
         Deferred costs of 1995 coal contract renegotiation                                         -              1,246
         Other, net                                                                            13,005              1,660
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    1,493             (7,590)
            Inventories                                                                        (4,870)             8,610
            Payables                                                                           (8,366)             1,531
            Taxes accrued                                                                      18,465             23,368
            Current costs of 1995 coal contract renegotiation                                     812             10,529
            Other                                                                              (7,842)            (3,183)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   106,543            139,270
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (39,940)           (31,968)
Other                                                                                          (3,215)            (1,709)
                                                                                        ---------------    -------------
Net cash used for investing activities                                                        (43,155)           (33,677)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                      45,000             40,000
     Pollution Control Bonds                                                                        -             40,930
     Other long-term debt                                                                      50,000             20,000
Retirements--
     Preferred stock                                                                           (8,666)           (39,500)
     First mortgage bonds                                                                     (45,000)           (25,000)
     Pollution Control Bonds                                                                        -            (40,930)
     Other long-term debt                                                                      (8,327)           (13,482)
Notes payable, net                                                                            (36,500)           (25,000)
Payment of preferred stock dividends                                                             (726)            (4,148)
Payment of common stock dividends                                                             (52,300)           (50,500)
Miscellaneous                                                                                  (4,158)            (3,413)
                                                                                        --------------     -------------
Net cash used for financing activities                                                        (60,677)          (101,043)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         2,711              4,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                4,707                807
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       7,418      $       5,357
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $      19,261      $      17,572
     Income taxes                                                                              22,065             17,644





            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                            44


                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                 At September 30,
                                                                                       1998              At December 31,
                                                                                    (Unaudited)              1997
                                                                                   --------------       ----------------
UTILITY PLANT:
Plant in service                                                                     $ 1,797,215         $  1,762,244
Less accumulated provision for depreciation                                              775,787              737,767
                                                                                   --------------       --------------
                                                                                       1,021,428            1,024,477
Construction work in progress                                                             25,362               31,030
                                                                                   --------------       --------------
Total                                                                                  1,046,790            1,055,507
                                                                                   --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                              636                  622
                                                                                   --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  7,418                4,707
Receivables--
     Customer accounts receivable                                                         68,050               63,691
     Other accounts and notes receivable                                                   2,350                2,744
     Affiliated companies                                                                  2,066                7,329
     Accumulated provision for uncollectible accounts                                       (990)                (796)
Fossil fuel stock, at average cost                                                        24,540               19,296
Materials and supplies, at average cost                                                   28,260               28,634
Current portion of deferred coal contract costs                                                -                4,456
Regulatory clauses under recovery                                                          9,436                1,675
Prepayments                                                                                  924                2,171
Vacation pay deferred                                                                      4,057                4,057
                                                                                   --------------       --------------
Total                                                                                    146,111              137,964
                                                                                   --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                  26,616               26,586
Debt expense and loss, being amortized                                                    21,872               22,941
Prepaid pension costs                                                                     12,924               10,385
Deferred storm charges                                                                         -                  703
Miscellaneous                                                                             10,416               10,904
                                                                                   --------------       --------------
Total                                                                                     71,828               71,519
                                                                                   --------------       --------------

TOTAL ASSETS                                                                       $   1,265,365         $  1,265,612
                                                                                   ==============       ==============




           The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                           45

                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                           CAPITALIZATION AND LIABILITIES

                                                                                 At September 30,
                                                                                       1998              At December 31,
                                                                                    (Unaudited)              1997
                                                                                   --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                      $    38,060            $  38,060
Paid-in capital                                                                          218,438              218,438
Premium on preferred stock                                                                    12                   12
Retained earnings                                                                        176,215              172,208
                                                                                   --------------       --------------
                                                                                         432,725              428,718
Preferred stock                                                                            4,236               13,691
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes (Note I)                 85,000               40,000
Long-term debt                                                                           344,263              296,993
                                                                                   --------------       --------------
Total                                                                                    866,224              779,402
                                                                                   --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                          789                    -
Long-term debt due within one year                                                             -               53,327
Notes payable                                                                             10,500               47,000
Accounts payable--
     Affiliated companies                                                                  8,534               14,334
     Other                                                                                16,075               20,205
Customer deposits                                                                         12,831               13,778
Taxes accrued--
     Federal and state income                                                             12,227                    -
     Other                                                                                16,167                8,258
Interest accrued                                                                           8,177                7,227
Regulatory clauses over recovery                                                           4,211                5,062
Vacation pay accrued                                                                       4,057                4,057
Dividends declared                                                                            63               10,210
Miscellaneous                                                                              1,682                8,739
                                                                                   --------------       --------------
Total                                                                                     95,313              192,197
                                                                                   --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                        161,543              166,302
Deferred credits related to income taxes                                                  54,752               56,935
Accumulated provision for property damage                                                 11,263                    -
Accumulated deferred investment tax credits                                               29,903               31,552
Accumulated provision for postretirement benefits                                         22,648               20,491
Miscellaneous                                                                             23,719               18,733
                                                                                   --------------       --------------
Total                                                                                    303,828              294,013
                                                                                   --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                 $ 1,265,365          $ 1,265,612
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



                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 1998 was $27.0 million and $47.2 million, respectively, compared to $27.5 million and $48.6 million for the corresponding periods of 1997.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $ (858)          (0.5)         $14,109            3.0
Revenues from affiliates.........................            6,525          111.2           22,972          178.2
Fuel expense.....................................              756            1.2           19,868           14.3
Purchased power from non-affiliates .............            5,915           85.6           16,115          166.2
Purchased power from affiliates..................            1,443           32.2           (7,023)         (36.2)
Maintenance expense..............................            2,127           21.9            6,813           20.9
Interest on long-term debt.......................             (593)         (10.4)          (2,278)         (13.4)
Distributions on preferred securities of
   of subsidiary companies.......................              787          103.1            2,442          119.6


     Revenues. Revenues for the third quarter decreased slightly due to a decrease in revenues that represent the recovery of fuel expense and certain other expenses and do not affect income. Excluding these recovery revenues, retail revenues increased $5.4 million for the quarter and $21.8 million year-to-date. These increases are primarily attributable to increases in retail energy sales of 3.4% for the quarter and 7.0% year-to-date due to hotter temperatures when compared to the milder-than-normal temperatures in the corresponding periods in 1997. Revenues from non-territorial wholesale energy sales increased $1.1 million for the quarter and $4.5 million year-to-date when compared to the same periods of 1997. The increases in non-territorial wholesale energy sales were primarily due to increased sales through power marketing activities. These sales were largely offset by purchases from non-affiliates and, as a result, had no significant effect on net income.

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

     Fuel expense. The increases in fuel expense are attributed to increased generation resulting from a higher demand for energy.

     Purchased power from non-affiliates. The increases in purchased power from non-affiliates when compared to the same periods in 1997 can primarily be attributed to an increase in energy purchases resulting from hotter-than-normal weather.

     Maintenance expense. The increase in maintenance expense for the third quarter is primarily due to routine line maintenance, while the year-to-date increase is primarily attributed to scheduled maintenance performed on production facilities at Plant Crist and Plant Smith during the first half of 1998.

     Interest on long-term debt. Third quarter and year-to-date 1998 decreases reflect the refinancing of $40.93 million of pollution control revenue refunding bonds during July 1997 and a reduction in first mortgage bonds outstanding.

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

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF and Item 1 - BUSINESS "Competition" in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of GULF in the Form 10-K.

     GULF's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GULF's Year 2000 program are expected to be $4.8 million. From its inception through September 30, 1998, the Year 2000 program costs, recognized as expense, amounted to $1.8 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential", herein.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on GULF's financial statements.

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


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 1998 included the addition of approximately $39.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1998, maturities and redemptions of first mortgage bonds by GULF totaled $45.0 million. In January 1998, Gulf Power Capital Trust II, a statutory business trust established for the purpose of holding GULF's junior subordinated notes and issuing trust preferred securities and common securities, sold $45 million of its 7.00% trust preferred securities which are guaranteed by GULF. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of GULF in the Form 10-K. The proceeds were used to repay short-term indebtedness that was used to redeem $45.0 million of cumulative preferred stock.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at September 30, 1998, approximately $7.4 million of cash and cash equivalents and $41.0 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. At September 30, 1998, GULF had $10.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY




                                                   MISSISSIPPI POWER COMPANY
                                          CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                               (Stated in Thousands of Dollars)

                                                                      For the Three Months           For the Nine Months
                                                                         Ended September 30,          Ended September 30,
                                                                       1998            1997            1998            1997

OPERATING REVENUES:
Revenues                                                           $   183,293     $   163,622    $    452,638    $    408,761
Revenues from affiliates                                                 8,406           8,252          17,829           8,931
                                                                   ------------    ------------   -------------   -------------
Total operating revenues                                               191,699         171,874         470,467         417,692
                                                                   ------------    ------------   -------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               53,763          49,858         126,164         109,888
     Purchased power from non-affiliates                                17,880          10,721          31,168          12,919
     Purchased power from affiliates                                     8,498           5,295          24,912          26,438
     Other                                                              24,213          27,241          81,161          71,912
Maintenance                                                             12,672          10,423          35,630          32,427
Depreciation and amortization                                           11,456          11,417          34,550          34,010
Taxes other than income taxes                                           12,269          11,736          35,509          33,916
Federal and state income taxes                                          16,781          14,742          31,716          29,269
                                                                   ------------    ------------   -------------   -------------
Total operating expenses                                               157,532         141,433         400,810         350,779
                                                                   ------------    ------------   -------------   -------------
OPERATING INCOME                                                        34,167          30,441          69,657          66,913
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -              11               -              22
Interest income                                                            337             182             600             544
Other, net                                                               1,016             955           1,879           2,575
Income taxes applicable to other income                                    358             615               4            (157)
                                                                   ------------    ------------   -------------   -------------
INCOME BEFORE INTEREST CHARGES                                          35,878          32,204          72,140          69,897
                                                                   ------------    ------------   -------------   -------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               5,510           4,968          15,431          14,857
Allowance for debt funds used during construction                            -             (22)              -             (45)
Interest on notes payable                                                    -              40             918              96
Amortization of debt discount, premium, and expense, net                   364             408           1,087           1,182
Other interest charges                                                     493             125             696             439
Distributions on preferred securities of subsidiary companies              699             699           2,097           1,670
                                                                   ------------    ------------   -------------   -------------
Interest charges and other, net                                          7,066           6,218          20,229          18,199
                                                                   ------------    ------------   -------------   -------------
NET INCOME                                                              28,812          25,986          51,911          51,698
DIVIDENDS ON PREFERRED STOCK                                               503             823           1,502           3,272
                                                                   ------------    ------------   -------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                  $    28,309     $    25,163    $     50,409    $     48,426
                                                                   ============    ============   =============   =============





           The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                              52

                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                          For the Nine Months
                                                                                                           Ended September 30,
                                                                                                        1998              1997
OPERATING ACTIVITIES:
Net income                                                                                          $    51,911       $    51,698
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                                   37,604            37,082
         Deferred income taxes                                                                           (1,480)            1,042
         Allowance for equity funds used during construction                                                  -               (22)
         Other, net                                                                                      (4,127)              249
         Changes in certain current assets and liabilities--
            Receivables, net                                                                             (7,959)          (10,340)
            Inventories                                                                                  (2,921)            2,044
            Payables                                                                                     (3,046)           (7,213)
            Taxes accrued                                                                                16,140             5,675
            Other                                                                                          (997)              309
                                                                                                    ------------      ------------
Net cash provided from operating activities                                                              85,125            80,524
                                                                                                    ------------      ------------
INVESTING ACTIVITIES:
Gross property additions                                                                                (45,269)          (38,509)
Other                                                                                                      (266)             (144)
                                                                                                    ------------      ------------
Net cash used for investing activities                                                                  (45,535)          (38,653)
                                                                                                    ------------      ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                                     -            35,000
     Pollution control bonds                                                                             13,520                 -
     Other long-term debt                                                                                90,000                 -
Retirements--
     Preferred stock                                                                                        (87)          (35,000)
     First mortgage bonds                                                                               (75,000)                -
     Pollution control bonds                                                                            (13,000)                -
Payment of preferred stock dividends                                                                     (1,502)           (3,272)
Payment of common stock dividends                                                                       (38,300)          (35,600)
Miscellaneous                                                                                            (2,178)           (1,283)
                                                                                                    ------------      ------------
Net cash used for financing activities                                                                  (26,547)          (40,155)
                                                                                                    ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  13,043             1,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          4,432             7,058
                                                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $    17,475       $     8,774
                                                                                                    ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                           $    16,612       $     2,864
     Income taxes                                                                                         9,259            16,310






             The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                                53


                                               MISSISSIPPI POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                    At September 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)               1997
                                                                                    --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                  $   1,523,440        $    1,518,402
Less accumulated provision for depreciation                                               578,303               559,098
                                                                                    --------------       ---------------
                                                                                          945,137               959,304
Construction work in progress                                                              64,917                41,083
                                                                                    --------------       ---------------
Total                                                                                   1,010,054             1,000,387
                                                                                    --------------       ---------------

OTHER PROPERTY AND INVESTMENTS:                                                               648                   650
                                                                                    --------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  17,475                 4,432
Receivables--
     Customer accounts receivable                                                          46,165                32,220
     Regulatory clauses under recovery                                                      7,774                 7,619
     Other accounts and notes receivable                                                    6,526                 8,666
     Affiliated companies                                                                   3,621                 7,398
     Accumulated provision for uncollectible accounts                                        (922)                 (698)
Fossil fuel stock, at average cost                                                         13,484                10,651
Materials and supplies, at average cost                                                    19,540                19,452
Current portion of accumulated deferred income taxes                                        9,108                 8,379
Prepayments                                                                                 2,069                 1,791
Vacation pay deferred                                                                       5,030                 5,030
                                                                                    --------------       ---------------
Total                                                                                     129,870               104,940
                                                                                    --------------       ---------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                     13,874                12,234
Deferred charges related to income taxes                                                   22,526                21,906
Long-term notes receivable                                                                  2,239                 2,837
Work force reduction plan                                                                  12,148                18,236
Miscellaneous                                                                              15,956                 5,639
                                                                                    --------------       ---------------
Total                                                                                      66,743                60,852
                                                                                    --------------       ---------------

TOTAL ASSETS                                                                        $   1,207,315        $    1,166,829
                                                                                    ==============       ===============





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                           54

                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                    At September 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)               1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                      $      37,691        $       37,691
Paid-in capital                                                                           179,389               179,389
Premium on preferred stock                                                                    326                   327
Retained earnings                                                                         182,526               170,417
                                                                                    --------------       ---------------
                                                                                          399,932               387,824
Preferred stock                                                                            31,809                31,896
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes                            35,000                35,000
Long-term debt                                                                            342,736               291,665
                                                                                    --------------       ---------------
Total                                                                                     809,477               746,385
                                                                                    --------------       ---------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                             20                35,020
Accounts payable--
     Affiliated companies                                                                  14,958                 8,548
     Regulatory clauses over recovery                                                       4,432                15,476
     Other                                                                                 37,195                34,065
Customer deposits                                                                           3,239                 3,225
Taxes accrued--
     Federal and state income                                                              22,743                 1,101
     Other                                                                                 28,357                33,859
Interest accrued                                                                            4,400                 4,098
Miscellaneous                                                                              11,708                12,797
                                                                                    --------------       ---------------
Total                                                                                     127,052               148,189
                                                                                    --------------       ---------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         135,200               134,645
Accumulated deferred investment tax credits                                                26,215                27,121
Deferred credits related to income taxes                                                   37,517                38,203
Postretirement benefits                                                                    25,651                25,145
Accumulated provision for property damage                                                  15,116                13,991
Work force reduction plan                                                                  13,265                15,700
Miscellaneous                                                                              17,822                17,450
                                                                                    --------------       ---------------
Total                                                                                     270,786               272,255
                                                                                    --------------       ---------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   1,207,315        $    1,166,829
                                                                                    ==============       ===============





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                            55

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 1998 was $28.3 million and $50.4 million, respectively, compared to $25.2 million and $48.4 million for the corresponding periods of 1997. Improvements in third quarter and year-to-date 1998 earnings are directly related to increases in operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................          $19,671           12.0          $43,877           10.7
Revenues from affiliates.........................              154            1.9            8,898          99.6
Fuel expense.....................................            3,905            7.8           16,276           14.8
Purchased power from non-affiliates .............            7,159           66.8           18,249         141.3
Purchased power from affiliates..................            3,203           60.5           (1,526)          (5.8)
Other operation expense..........................           (3,028)         (11.1)           9,249           12.9
Maintenance expense..............................            2,249           21.6            3,203           9.9



     Revenues. Revenues increased due to growth in territorial energy sales and non-territorial wholesale energy sales. Revenues from territorial energy sales increased $15.2 million for the quarter and $33.8 million year-to-date when compared to the same periods in 1997. Territorial energy sales increases are mainly due to higher retail energy sales to residential and commercial customers. Energy sales to residential customers increased 10.3% for the quarter and 13.3% year-to-date while sales to commercial customers increased 8.1% for the quarter and 9.9% year-to-date primarily due to hotter-than-normal temperatures as compared to the milder-than-normal temperatures recorded in the same periods in 1997. Revenues from non-territorial energy sales increased $3.9 million and $8.6 million for the third quarter and year-to-date, respectively. The increase in non-territorial wholesale energy sales was primarily offset by the increases in purchased power from non-affiliates, and as a result, had no significant effect on net income. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $4.0 million and $13.3 million, for the current quarter and year-to-date, respectively. Wholesale territorial revenues, excluding fuel revenues which do not affect income, increased $2.6 million for the quarter and $5.5 million year-to-date.

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

     Fuel expense. These expenses were up for the current quarter and year-to-date due to higher demands for energy warranting increased generation when compared to the corresponding periods in 1997.

     Purchased power from non-affiliates. Current quarter and year-to-date increases in purchased power from non-affiliates are attributed to MISSISSIPPI's exercise of its option to purchase summer peaking capacity and increased territorial demand.
Additionally, higher-than-normal energy prices contributed to the year-to-date increase.

     Other operation expense. The decrease in other operation expense is primarily due to higher administrative and general expenses during the third quarter of 1997. The year-to-date increase is attributed to increased expenses related to transmission and distribution as well as the amortization of the work force reduction plan. See Note (G) in the "Notes to the Condensed Financial Statements", herein for further details.

     Maintenance expense. The increases for the current quarter and year-to-date 1998 as compared to the same period in 1997 are primarily due to scheduled transmission and distribution line maintenance.


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

     MISSISSIPPI's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to MISSISSIPPI's Year 2000 program are expected to be $4.9 million. From its inception through September 30, 1998, the Year 2000 program costs, recognized as expense, amounted to $1.8 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential", herein.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on MISSISSIPPI's financial statements.

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

     Hurricane Georges struck MISSISSIPPI's service area early on Monday, September 28, causing power outages and widespread flooding in certain counties. Preliminary estimates place the cost of repairing MISSISSIPPI's damaged facilities at between $12 and $17 million, of which approximately $3 million will be recovered from insurance. MISSISSIPPI has a reserve provision for property damage which, as of September 1998, had an accrued balance of $15.1 million. Most of the cost of repairing damaged facilities will be charged to the property damage reserve; income will not be significantly affected by these restoration costs.

     Reference is made to Notes (B), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 1998 included the addition of approximately $45.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1998, maturities and redemptions of preferred stock and first mortgage bonds for MISSISSIPPI totaled $75.0 million.

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

     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 1998, approximately $17.5 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1998, MISSISSIPPI had no short-term notes payable outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                                            SAVANNAH ELECTRIC AND POWER COMPANY
                                         CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                    For the Three Months            For the Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                      1998          1997           1998            1997

OPERATING REVENUES:
Revenues                                                           $  82,746     $  78,716     $   199,437     $   173,901
Revenues from affiliates                                               1,478         1,184           2,784           1,460
                                                                   ----------    ----------    ------------    ------------
Total operating revenues                                              84,224        79,900         202,221         175,361
                                                                   ----------    ----------    ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             21,193        16,609          42,447          27,063
     Purchased power from non-affiliates                               4,514         1,669           8,450           2,351
     Purchased power from affiliates                                   8,830        11,756          28,210          31,786
     Other                                                            11,958        11,737          34,795          33,379
Maintenance                                                            3,747         2,991          12,309           9,551
Depreciation and amortization                                          5,759         5,027          16,275          15,047
Taxes other than income taxes                                          3,446         3,208           9,412           8,823
Federal and state income taxes                                         8,721         9,372          16,447          15,087
                                                                   ----------    ----------    ------------    ------------
Total operating expenses                                              68,168        62,369         168,345         143,087
                                                                   ----------    ----------    ------------    ------------
OPERATING INCOME                                                      16,056        17,531          33,876          32,274
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       46            11              91             216
Interest income                                                          120            41             255             165
Other, net                                                              (821)         (767)         (1,691)           (858)
Income taxes applicable to other income                                  561         1,046             839           1,033
                                                                   ----------    ----------    ------------    ------------
INCOME BEFORE INTEREST CHARGES                                        15,962        17,862          33,370          32,830
                                                                   ----------    ----------    ------------    ------------
INTEREST CHARGES:
Interest on long-term debt                                             2,542         2,677           7,860           8,289
Allowance for debt funds used during construction                        (34)           (8)            (82)           (149)
Interest on notes payable                                                 40            54             178             174
Amortization of debt discount, premium, and expense, net                 221           186             628             552
Other interest charges                                                    94            96             292             264
                                                                   ----------    ----------    ------------    ------------
Net interest charges                                                   2,863         3,005           8,876           9,130
                                                                   ----------    ----------    ------------    ------------
NET INCOME                                                            13,099        14,857          24,494          23,700
DIVIDENDS ON PREFERRED STOCK                                             581           581           1,743           1,743
                                                                   ----------    ----------    ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                  $  12,518     $  14,276     $    22,751      $   21,957
                                                                   ==========    ==========    ============    ============




          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                            61

                                          SAVANNAH ELECTRIC AND POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                              1998              1997
OPERATING ACTIVITIES:
Net income                                                                                $    24,494      $     23,700
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         17,552            15,712
         Deferred income taxes and investment tax credits, net                                  6,077             2,179
         Allowance for equity funds used during construction                                      (91)             (216)
         Other, net                                                                              (893)             (255)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (16,866)          (10,197)
            Inventories                                                                          (256)              464
            Payables                                                                            3,729             5,231
            Taxes accrued                                                                       2,655             6,772
            Other                                                                              (1,655)            1,386
                                                                                          ------------     -------------
Net cash provided from operating activities                                                    34,746            44,776
                                                                                          ------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (9,800)          (14,938)
Other                                                                                            (660)           (1,385)
                                                                                          ------------     -------------
Net cash used for investing activities                                                        (10,460)          (16,323)
                                                                                          ------------     -------------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                                      50,000            13,870
Retirements--
     First mortgage bonds                                                                     (30,000)                -
     Other long-term debt                                                                     (20,522)          (14,263)
Notes payable, net                                                                              1,000            (5,000)
Payment of preferred stock dividends                                                           (1,743)           (1,743)
Payment of common stock dividends                                                             (17,400)          (16,000)
Miscellaneous                                                                                  (2,232)             (350)
                                                                                          ------------     -------------
Net cash used for financing activities                                                        (20,897)          (23,486)
                                                                                          ------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         3,389             4,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,144             5,214
                                                                                          ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     9,533      $     10,181
                                                                                          ============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                 $     9,335      $      9,457
     Income taxes                                                                               5,138             5,382






         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           62

                                       SAVANNAH ELECTRIC AND POWER COMPANY
                                            CONDENSED BALANCE SHEETS
                                        (Stated in Thousands of Dollars)

                                                     ASSETS

                                                                                   At September 30,
                                                                                      1998              At December 31,
                                                                                   (Unaudited)            1997
                                                                                   ------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                 $   769,500        $   760,694
Less accumulated provision for depreciation                                            336,976            321,509
                                                                                   ------------       ------------
                                                                                       432,524            439,185
Construction work in progress                                                            7,461              7,709
                                                                                   ------------       ------------
Total                                                                                  439,985            446,894
                                                                                   ------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,420              1,783
                                                                                   ------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                9,533              6,144
Special deposits                                                                             -                 94
Receivables--
     Customer accounts receivable                                                       28,231             21,148
     Other accounts and notes receivable                                                   697                720
     Affiliated companies                                                                1,157              1,128
     Accumulated provision for uncollectible accounts                                     (396)              (354)
     Fuel cost under recovery                                                           17,607              7,694
Fossil fuel stock, at average cost                                                       5,852              5,205
Materials and supplies, at average cost                                                  6,589              6,980
Prepayments                                                                                736              5,922
                                                                                   ------------       ------------
Total                                                                                   70,006             54,681
                                                                                   ------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                17,164             17,267
Debt issue expense, being amortized                                                      2,213              2,255
Premium on reacquired debt, being amortized                                              8,766              7,121
Prepaid pension costs                                                                    3,692              3,424
Cash surrender value of life insurance for deferred compensation plans                  12,119             12,130
Miscellaneous                                                                            4,022              1,797
                                                                                   ------------       ------------
Total                                                                                   47,976             43,994
                                                                                   ------------       ------------

TOTAL ASSETS                                                                       $   559,387        $   547,352
                                                                                   ============       ============




       The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                        63

                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                          CAPITALIZATION AND LIABILITIES

                                                                                   At September 30,
                                                                                        1998             At December 31,
                                                                                    (Unaudited)             1997
                                                                                    -------------       --------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                    $     54,223         $   54,223
Paid-in capital                                                                            8,688              8,688
Retained earnings                                                                        118,070            112,720
                                                                                    -------------       ------------
                                                                                         180,981            175,631
Preferred stock                                                                                -             35,000
Long-term debt                                                                           163,389            142,846
                                                                                    -------------       ------------
Total                                                                                    344,370            353,477
                                                                                    -------------       ------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                       35,000                  -
Long-term debt due within one year                                                           699             21,764
Notes payable                                                                              1,000                  -
Accounts payable--
     Affiliated companies                                                                  5,410              6,025
     Other                                                                                11,305              7,862
Customer deposits                                                                          5,275              5,541
Taxes accrued--
     Federal and state income                                                              3,272                534
     Other                                                                                 4,084              2,791
Interest accrued                                                                           3,831              4,963
Vacation pay accrued                                                                       1,978              1,893
Miscellaneous                                                                              5,948              9,031
                                                                                    -------------       ------------
Total                                                                                     77,802             60,404
                                                                                    -------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         82,940             80,697
Accumulated deferred investment tax credits                                               12,109             12,607
Deferred credits related to income taxes                                                  21,379             21,469
Deferred compensation plans                                                                9,631              9,272
Postretirement benefits                                                                    6,962              6,011
Miscellaneous                                                                              4,194              3,415
                                                                                    -------------       ------------
Total                                                                                    137,215            133,471
                                                                                    -------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $    559,387        $   547,352
                                                                                    =============       ============



         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           64


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1998 vs. THIRD QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the third quarter and year-to-date 1998 was $12.5 million and $22.8 million, respectively, as compared to $14.3 million and $22.0 million for the same periods of 1997. The decrease in earnings for the third quarter was due to higher operating expenses. Year-to-date 1998 earnings rose slightly as a result of increased operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $4,030            5.1          $25,536           14.7
Fuel expense.....................................            4,584           27.6           15,384           56.8
Purchased power from non-affiliates .............            2,845          170.5            6,099         259.4
Purchased power from affiliates..................           (2,926)         (24.9)          (3,576)         (11.3)
Maintenance expense..............................              756           25.3            2,758           28.9
Depreciation and amortization expense............              732           14.6            1,228            8.2


     Revenues. Revenues increased for the current quarter and year-to-date 1998 due to higher territorial energy sales. Territorial revenues increased by $3.1 million for the third quarter and $23.4 million year-to-date due to increases in retail energy sales. Retail energy sales for the current quarter and year-to-date 1998 were up by 1.9% and 8.3%, respectively, reflecting hotter-than-normal temperatures as compared to the milder-than-normal temperatures recorded in the same periods in 1997. Retail revenues, excluding those revenues which represent the recovery of fuel expense and do not affect income, increased $0.1 million for the quarter and $8.8 million year-to-date.

     Fuel expenses. The increases for the third quarter and year-to-date 1998 are attributable to higher demand for energy during these periods when compared to the same periods in 1997.

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

     Maintenance expense. Third quarter and year-to-date 1998 increases when compared to the same periods in 1997 result from a scheduled turbine outage at Plant Kraft Unit 3 and boiler outages at Plants Kraft and McIntosh.

     Depreciation and amortization expense. The third quarter and year-to-date increases are primarily due to additional depreciation charges pursuant to the Georgia PSC accounting order. For additional information, see Note (P) in the "Notes to the Condensed Financial Statements" herein for details regarding the accounting order.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K. In September 1998, the EPA issued the final regional ozone rule to the states for implementation. The states have one year to adopt rules implementing the EPA rules. The final rule affects 22 states, including Alabama and Georgia, and the District of Columbia. The EPA rules are expected to be challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further NOx reductions from fossil-fueled generating facilities and other industry in these states. The compliance cost of these additional NOx reductions could be significant. However, expected costs cannot be determined until the result of legal challenges are known and the states have adopted their final rules.

     SAVANNAH's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to SAVANNAH's Year 2000 program are expected to be $1.2 million. From its inception through September 30, 1998, the Year 2000 program costs, recognized as expense, amounted to $0.5 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential", herein.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on SAVANNAH's financial statements.

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


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 1998 included the addition of approximately $9.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1998, maturities and redemptions of first mortgage bonds by SAVANNAH totaled $30.0 million. In March 1998, SAVANNAH issued $30.0 million of Series A 6 5/8% senior retail intermediate bonds due March 17, 2015. The proceeds of the sales were used by SAVANNAH to redeem in April 1998 the $28.9 million outstanding principal amount of its 8.30% Series First Mortgage Bonds due July 1, 2022.

     SAVANNAH has announced the planned redemption of all the outstanding shares of its 6.64% preferred stock ($35.0 million) in November 1998.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 1998, approximately $9.5 million of cash and cash equivalents and approximately $39.5 million of unused credit arrangements with banks. At September 30, 1998, SAVANNAH had $1.0 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  SOUTHERN                                   A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, Q, R

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


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results for the periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At September 30, 1998, the status of outstanding non-trading related derivative contracts was as follows:



                                                  Year of
                                                Maturity or            Notional              Unrealized
                     Type                      Termination              Amount              Gain (Loss)
                                                                                (in thousands)
      Interest rate swaps                          2002-2016           $992,825             $(93,010)
                                                   2001-2012     (pound)600,000             $(88,792)
                                                   2002-2007          DM691,000             $(27,733)

      Cross currency swaps                         2001-2007     (pound)428,800             $18,408
      Cross currency swaption                           2003          DM570,000             $(17,741)
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      Effective in January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have jointly made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At September 30, 1998, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $130 million.

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


                                              Regulated
                                              Domestic        Non-Traditional Services      All
                                              Electric              (Southern Energy)       Other     Reconciling
                                              Utilities    International                    (Note)    Eliminations  Consolidated
                                                           Domestic     Total

                                              ------------ -------------------------------- --------- ------------- ---------------
    Three Months Ended September 30, 1998:                                  (in millions)
      Operating revenues                        $2,977      $  400     $  34      $  434      $ 49        $   (3)       $  3,457
      Segment net income (loss)                    497          51         7          58       (31)           (7)            517
    Nine Months Ended September 30, 1998:
      Operating revenues                         7,362       1,286       101       1,387       144            (9)          8,884
      Segment net income (loss)                    953         142        14         156       (55)          (25)          1,029
    Total assets at 9/30/98                     24,840       9,835     1,877      11,712     1,346        (1,946)         35,952
    ----------------------------------------- ------------ ---------- ---------- ---------- --------- ------------- ---------------

    Three Months Ended September 30, 1997:
      Operating revenues                        $ 2,756     $  373      $ 916    $1,289      $  28        $  (2)         $ 4,071
      Segment net income (loss)                     516        (92)        (1)      (93)       (44)          (4)             375
    Nine Months Ended September 30, 1997:
      Operating revenues                          6,682      1,238      1,394     2,632         66           (7)           9,373
      Segment net income (loss)                     926        (50)        (2)      (52)       (93)          (4)             777
    Total assets at 12/31/97                     24,555      9,225      1,832    11,057      1,224        (1,565)         35,271
    ------------------------------------------ ----------- ----------- -------- ---------- --------- -------------- ---------------


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

(F) Reference is made to Notes 3 and 7 to each of the registrant's financial statements, except SAVANNAH's, in Item 8 of the Form 10-K and to Note (F) in each of such registrant's quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1998, for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts, a discussion of the long-term power sales agreements and a discussion of a complaint filed by three customers in April 1998 under such agreements. On September 21, 1998, the FERC entered separate orders (i) affirming the outcome of the Administrative Law Judges' opinions in both the 1991 and 1994 proceedings, resulting in no change in the wholesale power contracts or rate schedules which were the subject of such proceedings, and (ii) dismissing the complaint filed by the three customers under the long-term power sales agreements. These customers have filed applications for rehearing regarding both FERC orders.

(G) Certain of the registrants and other SOUTHERN subsidiaries have instituted work force reduction programs. The expenses recognized under these programs and the unamortized balance of expenses deferred under regulatory orders were as follows: (in thousands)

                                 Three Months Ended             Nine Months Ended           Unamortized Balance
                                      September 30,                  September 30,            at September 30, 1998
                                 -----------------------        --------------------        -----------------------
                                 1998              1997         1998          1997
                                 ----              ----         ----          ----

      ALABAMA                     $4,917          $8,759        $16,371      $26,242                   $6,459
      GEORGIA                      1,051           1,641          2,850        4,512                        -
      GULF                           300             950          2,869        2,192                        -
      MISSISSIPPI                      1           1,088          6,143        1,192                   12,148
      SAVANNAH                         6             378             22        1,185                        -
      Other                           (1)             74            146          121                        -
                               ----------        -------      ---------     --------                ---------
      SOUTHERN
         system                   $6,274         $12,890        $28,401      $35,444                $ 18,607
                                  =======        ========       ========     ========               ========

(H) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA and GEORGIA in Item 8 of the Form 10-K for information relating to a settlement agreement entered into between SOUTHERN and the Internal Revenue Service on certain tax issues for the years 1984 through 1987. The agreement received final approval by the Joint Congressional Committee on Taxation in June 1998 and, as a result, ALABAMA and GEORGIA recognized $11.5 million and $65.7 million, respectively, in interest income in 1998.

 (I) During the first nine months of 1998, statutory business trusts, formed by GULF and Southern Company Capital Funding, Inc. ("Southern Capital"), of which such companies own all the common securities, issued mandatorily redeemable preferred or capital securities as follows: (in thousands)

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

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year accounting order approved by the Georgia PSC effective January 1, 1996. Under the order, earnings in excess of a 12.5% retail return on common equity are to be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded charges of $113.8 million and $281.3 million for the three months and nine months ended September 30, 1998, respectively (presented in the accompanying financial statements as depreciation expense of electric plant and as an addition to the reserve for depreciation).

         Further, under the order, GEORGIA filed a general rate case in June 1998. In its rate case filing, GEORGIA proposes to extend the current accounting order for three years, with one-third of earnings in excess of a 12.5% retail return on common equity reducing rates while continuing to apply the remaining two-thirds to the acceleration of the amortization of regulatory assets or the depreciation of electric plant. GEORGIA also proposes a $50.0 million rate reduction for certain small business customers. In its direct testimony filed in early October 1998 the Advocate Staff of the Georgia PSC proposed certain adjustments to GEORGIA's general rate case filing that indicate a $564.0 million revenue surplus. The Advocate Staff further recognizes the benefits of and does not necessarily oppose an accounting order, provided certain modifications are made to GEORGIA's proposal. GEORGIA disagrees with the Advocate Staff's proposed adjustments and believes extending the current accounting order, with the changes proposed by GEORGIA, is appropriate. A decision is expected by the Georgia PSC by December 18, 1998.

(M) Reference is made to Note 1 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information relating to Plant Vogtle phase-in plans resulting from orders of the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at September 30, 1998, was $27.1 million.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant. On January 14, 1998, the Georgia PSC ordered that GEORGIA be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. GEORGIA has appealed the Georgia PSC's order to the Superior Court of Fulton County, Georgia. If such order is ultimately upheld, GEORGIA will be required to record a charge to earnings currently estimated at approximately $23 million, after taxes. The final outcome of this matter cannot now be determined. Accordingly, no provision related to the Georgia PSC's disallowance has been recorded.

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

(Q) Mobile Energy (a wholly-owned SOUTHERN subsidiary) received notice in May 1998 from a major customer of the customer's intention to close its pulp mill in Mobile, Alabama, for which Mobile Energy provides electricity, steam and other services. The intended closure of the mill would be effective September 1, 1999. The mill provided approximately 50% of Mobile Energy's operating revenues for the quarter and nine-month period ended September 30, 1998 and for the year ended December 31, 1997. Mobile Energy is evaluating the announced closure of the mill to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the mill closure will have a material adverse effect on Mobile Energy's revenues, and, thereafter, it will not have sufficient cash flows to pay principal and interest on its senior debt, including $234 million of first mortgage bonds and $85 million related to tax-exempt bonds. There can be no assurance that any available alternative will permit Mobile Energy to pay its debt service. At September 30, 1998, Mobile Energy had total assets of $385 million and equity of $19 million. The ultimate outcome of this situation cannot now be determined.

(R) In July 1998, SOUTHERN's Board of Directors authorized the Company to make open market purchases of its common stock in an aggregate amount not to exceed $300 million through March 31, 1999. The purpose of the program is to provide shares of common stock for the purchase requirements of SOUTHERN's various stockholder, employee and outside director stock purchase plans. Under the program, 2.1 million shares have been purchased and 150 thousand shares were sold through September 30, 1998.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.

(1) In August 1998, the U.S. Court of Appeals for the Eleventh Circuit denied a consumer group's petition for review of the order of the SEC which in effect permits SOUTHERN to use the proceeds from financings for investment in "exempt wholesale generators" and "foreign utility companies" (each as defined in the Public Utility Holding Company Act of 1935) without specific project approval by the SEC up to an amount not exceeding, in total, 100% of SOUTHERN's consolidated retained earnings. See Item 1 - BUSINESS - "Non-Traditional Business" in the Form 10-K.

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
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

                 (b) Reports on Form 8-K.

                        ALABAMA filed Current Reports on Form 8-K dated August,
                           5, 1998, August 10, 1998, August, 11, 1998, September
                           8, 1998 and September 16, 1998:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                                                       Date:  November 12, 1998

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  November 12, 1998
                                       77

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


                                                      Date:  November 12, 1998

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


                                                      Date:  November 12, 1998

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


                                                      Date:  November 12, 1998

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

                                                      Date:  November 12, 1998