Form 10-K
period 1998-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1999-03-26
CIK 92122, 3153, 41091, 44545, 66904, 86940

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
                   Atlanta, Georgia 30308-3374
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

=============================================================================

         Securities registered pursuant to Section 12(b) of the Act: 1

Each of the following classes or series of securities registered pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                                       Registrant

Common Stock, $5 par value                                The Southern Company

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Cumulative Quarterly Income Preferred Securities 2
7 1/8% Trust Originated Preferred Securities 3
6.875% Cumulative Quarterly Income Preferred Securities 4

                    ---------------------------------------------------

Class A preferred, cumulative, $25 stated capital         Alabama Power Company
5.20% Series             Adjustable Rate (1993 Series)
5.83% Series

Senior Notes
7 1/8% Series A         7% Series C
7% Series B

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.375% Trust Preferred Securities 5
7.60% Trust Originated Preferred Securities 6

                     ---------------------------------------------------

Senior Notes                                             Georgia Power Company
6 7/8% Series A
6.60% Series B

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
9% Monthly Income Preferred Securities, Series A 7
7.75% Trust Preferred Securities 8
7.60% Trust Preferred Securities 9
7.75% Quarterly Income Preferred Securities 10

First mortgage bonds
6 1/8% Series due 1999       6 7/8% Series due 2002

             ------------------------------------------------------

==============================================================================
1  As of December 31, 1998.
2 Issued by Southern Company Capital Trust III and guaranteed by The Southern Company.
3 Issued by Southern Company Capital Trust IV and guaranteed by The Southern Company.
4 Issued by Southern Company Capital Trust V and guaranteed by The Southern Company.
5  Issued by Alabama Power Capital Trust I and guaranteed by Alabama Power
   Company.
6 Issued by Alabama Power Capital Trust II and guaranteed by Alabama Power Company.
7  Issued by Georgia Power Capital, L.P. and guaranteed by Georgia Power
   Company.
8  Issued by Georgia Power Capital Trust I and guaranteed by Georgia Power
   Company.
9 Issued by Georgia Power Capital Trust II and guaranteed by Georgia Power Company.
10 Issued by Georgia Power Capital Trust III and guaranteed by Georgia Power
   Company.

Company obligated mandatorily redeemable     Gulf Power Company
preferred securities, $25 liquidation amount
7.625% Quarterly Income Preferred Securities 11
7.00% Quarterly Income Preferred Securities 12

             ------------------------------------------------------

Depositary preferred shares, each             Mississippi Power Company
representing one-fourth
of a share of preferred stock,
cumulative, $100 par value
6.32% Series             6.65% Series

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Trust Originated Preferred Securities 13

               ---------------------------------------------------

Company obligated mandatorily               Savannah Electric and Power Company
redeemable preferred
securities, $25 liquidation amount
6.85% Trust Preferred Securities 14

         Securities registered pursuant to Section 12(g) of the Act: 15

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

           ----------------------------------------------------------

Preferred stock, cumulative, $100 stated value       Georgia Power Company
$4.60 Series                                $4.72 Series          $5.64 Series
$4.60 Series (1962)                         $4.92 Series          $6.48 Series
$4.60 Series (1963)                         $4.96 Series          $6.60 Series
$4.60 Series (1964)                         $5.00 Series

           ----------------------------------------------------------



===============================================================================

11 Issued by Gulf Power Capital Trust I and guaranteed by Gulf Power Company. 12 Issued by Gulf Power Capital Trust II and guaranteed by Gulf Power Company. 13 Issued by Mississippi Power Capital Trust I and guaranteed by Misissippi
   Power Company.
14 Issued by Savannal Electric Capital Trust I and guaranteed by Savannah
   Electric and Power Company.
15 As of December 31, 1998.

Preferred stock, cumulative, $100 par value           Gulf Power Company
4.64% Series      5.44% Series
5.16% Series

                   ----------------------------------------------------------

Preferred stock, cumulative, $100 par value           Mississippi Power Company
4.40% Series   4.60% Series
4.72% Series   7.00% Series

                   ----------------------------------------------------------

             Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

             Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 1999: $17.5 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company and has no voting stock other than its common stock. A description of registrants' common stock follows:

                                                   Description of                      Shares Outstanding
Registrant                                          Common Stock                      at February 28, 1999

The Southern Company                         Par Value $5 Per Share                          698,630,431
Alabama Power Company                        Par Value $40 Per Share                           5,608,955
Georgia Power Company                        No Par Value                                      7,761,500
Gulf Power Company                           No Par Value                                        992,717
Mississippi Power Company                    Without Par Value                                 1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share                           10,844,635

    Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into PART III.

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


==============================================================================


                                           Table of Contents


                                                                                            Page
               PART I

Item 1          Business
                  The SOUTHERN System.........................................................I-1
                  Traditional Business........................................................I-1
                  Non-Traditional Business....................................................I-2
                  Certain Factors Affecting the Industry......................................I-4
                  Construction Programs.......................................................I-4
                  Year 2000...................................................................I-5
                  Financing Programs..........................................................I-6
                  Fuel Supply.................................................................I-7
                  Territory Served By Operating Affiliates....................................I-9
                  Competition.................................................................I-12
                  Regulation..................................................................I-13
                  Rate Matters................................................................I-15
                  Employee Relations..........................................................I-17
Item 2          Properties....................................................................I-18
Item 3          Legal Proceedings.............................................................I-23
Item 4          Submission of Matters to a Vote of Security Holders...........................I-23
                Executive Officers of SOUTHERN................................................I-24

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters.........II-1
Item 6          Selected Financial Data.......................................................II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.....................................................II-2
Item 7A         Quantitative and Qualitative Disclosures about Market Risk....................II-2
Item 8          Financial Statements and Supplementary Data...................................II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................................II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants..........................III-1
Item 11         Executive Compensation.......................................................III-13
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management.................................................................III-31
Item 13         Certain Relationships and Related Transactions...............................III-37

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K................................................................IV-1

                                       i


                                             DEFINITIONS




When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated.
Other defined terms specific only to Item 11 are found on page III-13.

Term                                                             Meaning
AEC...........................................       Alabama Electric Cooperative, Inc.
AFUDC.........................................       Allowance for Funds Used During
                                                     Construction
ALABAMA.......................................       Alabama Power Company
Alicura.......................................       Hidroelectrica Alicura, S.A. (Argentina)
AMEA..........................................       Alabama Municipal Electric Authority
APEA..........................................       Applicant Prepared Environmental Assessment
CEMIG.........................................       Companhia Energetica de Minas Gerais
CEPA..........................................       Consolidated Electric Power Asia
Clean Air Act.................................       Clean Air Act Amendments of 1990
Dalton........................................       City of Dalton, Georgia
DOE...........................................       United States Department of Energy
Edelnor.......................................       Empresa Electrica del Norte Grande, S.A. (Chile)
EMF...........................................       Electromagnetic field
Energy Act....................................       Energy Policy Act of 1992
Energy Solutions..............................       Southern Company Energy Solutions,
                                                     Inc. (formerly The Southern
                                                     Development and Investment Group,
                                                     Inc.)
Entergy Gulf States...........................       Entergy Gulf States Utilities Company
EPA...........................................       United States Environmental Protection Agency
EWG...........................................       Exempt wholesale generator
FERC..........................................       Federal Energy Regulatory Commission
FPC...........................................       Florida Power Corporation
FP&L..........................................       Florida Power & Light Company
Freeport......................................       Freeport Power Company (Bahamas)
FUCO..........................................       Foreign utility company
GEORGIA.......................................       Georgia Power Company
GULF..........................................       Gulf Power Company
Holding Company Act...........................       Public Utility Holding Company Act of 1935, as amended
IBEW..........................................       International Brotherhood of Electrical Workers
IRS...........................................       Internal Revenue Service
JEA...........................................       Jacksonville Electric Authority
MEAG..........................................       Municipal Electric Authority of Georgia
MISSISSIPPI...................................       Mississippi Power Company
Mobile Energy.................................       Mobile Energy Services Company, LLC
NRC...........................................       Nuclear Regulatory Commission
OPC...........................................       Oglethorpe Power Corporation
operating affiliates..........................       ALABAMA, GEORGIA, GULF, MISSISSIPPI
                                                     and SAVANNAH
PSC...........................................       Public Service Commission
RUS...........................................       Rural Utility Service (formerly Rural Electrification Administration)
SAVANNAH......................................       Savannah Electric and Power Company
SCS...........................................       Southern Company Services, Inc.
SEC...........................................       Securities and Exchange Commission
SEGCO.........................................       Southern Electric Generating Company
SEPA..........................................       Southeastern Power Administration
SERC..........................................       Southeastern Electric Reliability Council
SMEPA.........................................       South Mississippi Electric Power Association
SOUTHERN......................................       The Southern Company
Southern LINC.................................       Southern Communications Services, Inc.
Southern Energy...............................       Southern Energy, Inc. (formerly Southern Electric International, Inc.)
Southern Nuclear..............................       Southern Nuclear Operating Company, Inc.




                                   DEFINITIONS
                                   (continued)



SOUTHERN system...............................       SOUTHERN, the operating affiliates, SEGCO, Southern Energy,
                                                     Southern Nuclear, SCS, Southern LINC, Energy Solutions and
                                                     other subsidiaries
SWEB..........................................       South Western Electricity plc (United Kingdom)
TVA...........................................       Tennessee Valley Authority


                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K includes forward-looking and historical information. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the registrants; state and federal rate regulation in the United States; Year 2000 issues; changes in or application of environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the registrants with the SEC.

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


      GULF is a corporation which was organized under the laws of the State of Maine on November 2, 1925, and admitted to do business in Florida on January 15, 1926, in Mississippi on October 25, 1976, and in Georgia on November 20, 1984.


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


    SOUTHERN also owns all the outstanding common stock of Southern Energy, Southern LINC, Southern Nuclear, SCS (the system service company), Energy Solutions and other direct and indirect subsidiaries. Southern Energy is focused on several key international and domestic business lines, including energy distribution, integrated utilities, stand-alone generation, and other energy-related products and services. A further description of Southern Energy's business and organization follows later in this section under "Non-Traditional Business." Southern LINC provides digital wireless communications services to SOUTHERN's operating affiliates and also markets these services to the public within the Southeast. Southern Nuclear provides services to the Southern electric system's nuclear plants. Energy Solutions develops new business opportunities related to energy products and services.


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

    SCS has contracted with SOUTHERN, each operating affiliate, Southern Energy, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. Southern Energy, Energy Solutions and Southern LINC have also secured from the operating affiliates certain services which are furnished at cost.

    Southern Nuclear has contracts with ALABAMA to operate the Farley Nuclear Plant, and with GEORGIA to operate Plants Hatch and Vogtle. See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

Non-Traditional Business

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through Southern Energy and other subsidiaries. SOUTHERN has filed with the SEC an application for authority to invest up to nearly $8 billion in the non-traditional domestic and international business. A consumer group has filed a motion to intervene in this proceeding. The current SEC authority is $3.9 billion, of which $3.6 billion has been invested as of December 31, 1998.

    Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. As the energy marketplace evolves, Southern Energy continues to position SOUTHERN to become a major competitor. During 1998, Southern Energy further refined its business strategy to focus on a few geographic regions of the world. In Asia, Southern Energy will focus primarily on China, the Philippines and India. In South America, Southern Energy will pursue opportunities in Brazil. In Europe, Southern Energy will concentrate efforts on the European Union countries. And in North America, Southern Energy will target efforts in Northeast, the Midwest, Texas and California. See Item 7 for SOUTHERN's Management's Discussion and Analysis under the heading "Future Earnings Potential" for additional information regarding this strategy.

    Reference is also made to Note 14 to the financial statements of SOUTHERN in
Item 8 herein for additional information regarding SOUTHERN's segment and related information.

    In 1995, SOUTHERN, through its subsidiary Southern Energy, acquired SWEB, one of the United Kingdom's 12 regional electric distribution companies, for approximately $1.8 billion. In July 1996, a 25 percent interest in SWEB was sold to PP&L Resources.

In June 1998, SOUTHERN through its subsidiary Southern Energy sold an additional 26% interest in SWEB to PP&L Resources for $170 million. SWEB is, to a limited extent, involved in power generation and certain non-regulated activities which include gas marketing and telecommunications. In mid-1997, the acquisition of CEPA was completed for a total net investment of $2.1 billion. CEPA is engaged in the business of developing, constructing, owning and operating electric power generation facilities. Its current operations include installed operating capacity of approximately 3,306 megawatts, with projects either completed or under development in the Philippines, the People's Republic of China, and India. (For additional information related to the acquisition of CEPA, reference is made to Note 13 to SOUTHERN's financial statements in Item 8 herein.) In 1997, Southern Energy also acquired a 26% interest in a German utility for approximately $820 million.

    In January 1998, Southern Energy entered into a joint venture with Vastar Resources, Inc. The two companies combined their energy trading and marketing operations to form a new full-service energy provider, Southern Company Energy Marketing. The joint venture agreement gives Southern Company Energy Marketing rights to market virtually all of Vastar's natural gas production over the next 10 years.

    In December 1998, Southern Energy completed its $537 million purchase of 1,267 megawatts of generating capacity from Commonwealth Electric. In addition, Southern Energy plans to add 685 megawatts of capacity at the plants. In late 1998, Southern Energy announced the $801 million planned acquisition of 3,065 megawatts of generating capacity from Pacific Gas & Electric in northern California. Additionally, Southern Energy announced plans to acquire from Orange and Rockland Utilities Inc. and Consolidated Edison Inc. in New York 1,776 megawatts of capacity for $480 million. These transactions are expected to close during 1999. Further, Southern Energy has announced plans to build or purchase an additional 980 megawatts of capacity in Texas and Wisconsin. Through Southern Company Energy Marketing, Southern Energy has also gained access to additional capacity through marketing agreements. Southern Energy additionally has access to almost 2,000 megawatts of capacity through marketing agreements with Sithe Energies in New York and Brazos Electric Cooperative in Texas.

    After refining its international focus and reviewing the financial performance of existing assets, Southern Energy announced plans to sell its holdings in Edelnor in Chile and Alicura in Argentina. As a result, Southern Energy recorded a write down of $200 million, after taxes, in December 1998 related to these holdings. Because of regulatory and market conditions, these assets did not meet expectations.

    In January 1999, Mobile Energy, an indirect subsidiary of SOUTHERN, and its direct parent filed petitions for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court for the Southern District of Alabama. For additional information regarding this matter, reference is made to Item 3 - LEGAL PROCEEDINGS herein.

    See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information regarding Southern Energy projects.

    Southern Energy and Energy Solutions render consulting services and market SOUTHERN system expertise in the United States and throughout the world. They contract with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. More specifically, Energy Solutions is focusing on new and existing programs to enhance customer satisfaction and efficiency and stockholder value, such as: Good Cents, an energy efficiency program for electric utility customers; Energy Services, providing total energy solutions to industrial and commercial customers; Heat Pump financing for residential customers; and telecommunications operations and security monitoring for both commercial and residential customers.

     In 1995, Southern LINC began serving SOUTHERN's operating affiliates and marketing its services to non-affiliates within the Southeast. Its system covers 122,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer. In the spring of 1999, Southern LINC will add more than 7,000 square miles to its present coverage area.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1999-2001 in these and other new businesses.

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


Construction Programs


The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1999 through 2001 by the operating affiliates, SEGCO, SCS, Southern LINC and Southern Energy are estimated as follows: (in millions)


 ------------------------------ -------- --------- ----------

                                   1999      2000      2001

                                -------- --------- ----------

 ALABAMA                         $  875      $653  $    668
 GEORGIA                            755       734       829
 GULF                                72       100       262
 MISSISSIPPI                         67        52        45
 SAVANNAH                            29        32        31
 SEGCO                               13         4         5
 SCS                                 66        16        15
 Southern LINC                       46        19        14
 Southern Energy*                   630       481       230
 Other                               15        10        16

 =========================== =========== ========= ==========

 SOUTHERN system                 $2,568    $2,101   $2,115

 =========================== =========== ========= ==========


    *These construction estimates do not include amounts which may be expended by Southern Energy on future power production projects or by any subsidiaries created to effect such future projects. (See Item 1 - BUSINESS -
"Non-Traditional Business" herein.)




Estimated construction costs in 1999 are expected to be apportioned approximately as follows: (in millions)



 --------------------------------- --------------- --------------- ---------------- ----------- ---------------- ---------
                                   SOUTHERN
                                     system*       ALABAMA     GEORGIA        GULF        MISSISSIPPI       SAVANNAH
                                   --------------- --------------- ---------------- ----------- ---------------- ---------

 Combustion turbines                   $  345        $194       $144           $ -            $ 7          $  -
 Other generating
    facilities including
    associated plant substations          799         196         93            17             10             5
 New business                             349         142        160            23             14            10
 Transmission                             329         136        130             9             12             3
 Joint line and substation                 42           -         34             8              -             -
 Distribution                             307          84         63             9             18             9
 Nuclear fuel                             120          63         57             -              -             -
 General plant                            277          60         74             6              6             2

                                   --------------- ---------- ---------------- ----------- ------------ -----------------
                                      $2,568         $875       $755           $72            $67           $29
                                   =============== ========== ================ =========== ============ =================





    *Southern LINC, SCS and Southern Nuclear plan capital additions to general plant in 1999 of $46 million, $66 million and $270 thousand, respectively, while SEGCO plans capital additions of $13 million to generating facilities. Southern Energy plans capital additions of $465 million to generating facilities, $124 million to distribution facilities, $39 million to transmission facilities, and $2 million to general plant. These estimates do not reflect the possibility of Southern Energy's securing a contract(s) to buy or build additional generating facilities. Other non-traditional capital additions planned for 1999 are approximately $15 million. (See Item 1 - BUSINESS - "Non-Traditional Business" herein.)

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

    The operating affiliates have approximately 2,700 megawatts of combined cycle generation scheduled to be placed in service by 2001. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants. (See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information relating to facilities under development.)


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


Year 2000

Reference is made to each registrant's "Management's Discussion and Analysis - Year 2000" in Item 7 herein for information relating to Year 2000 issues.

Financing Programs


In 1998, SOUTHERN raised net proceeds of $109 million from the issuance of common stock under SOUTHERN's various stock plans. Also in 1998, SOUTHERN issued a total of $350 million in trust preferred securities for the direct benefit of SOUTHERN. SOUTHERN plans to issue additional equity capital in 1999. The amount and timing of additional equity capital to be raised in 1999, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans. Any portion of the common stock required during 1999 for SOUTHERN's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating affiliates plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval. Historically the operating affiliates have relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for their benefit by public authorities, to meet their long-term external financing requirements. Recently, financings have consisted of unsecured debt and trust preferred securities. In this regard, the operating affiliates sought and obtained stockholder approval in 1997 and 1998 to amend their respective corporate charters eliminating restrictions on the amount of unsecured indebtedness they may incur.

    Short-term debt is often utilized as appropriate at SOUTHERN and the operating affiliates.

    The maximum amounts of short-term or term-loan indebtedness authorized by the appropriate regulatory authorities are shown on the following table:

                                      Outstanding at
                       Amount        December 31, 1998
                     ------------    ---------------------
                             (in millions)
  ALABAMA            $  750 (1)                 $0
  GEORGIA             1,700 (2)              340.9
  GULF                   300(1)               58.5
  MISSISSIPPI            350(1)               93.0
  SAVANNAH                90(2)               30.0
  SOUTHERN             2,000(1)              738.3
  ------------------ -------------- -- -------------------

Notes:

    (1) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 2000. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2003, December 31, 2002 and March 31, 2001, respectively.

    (2) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by the Georgia PSC. At December 31, 1998, GEORGIA had remaining authority of $920 million expiring December 31, 1999. SAVANNAH has applied for authority from the Georgia PSC for $70 million expiring December 31, 2000.

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

Fuel Supply

The operating affiliates' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1996 through 1998 and the estimates for 1999 are shown below:
                                                   Oil and
 ALABAMA              Coal    Nuclear    Hydro       Gas
                    --------- ---------- --------- ---------
            1996       72        20         8         *
            1997       72        20         8         *
            1998       72        18         8         2
            1999       72        19         7         2

 GEORGIA
            1996       74        22         3         1
            1997       75        22         2         1
            1998       73        22         3         2
            1999       74        22         3         1

 GULF
            1996       99        **        **         1
            1997      100        **        **         *
            1998       98        **        **         2
            1999       99        **        **         1

 MISSISSIPPI
            1996       85        **        **        15
            1997       85        **        **        15
            1998       80        **        **        20
            1999       83        **        **        17

 SAVANNAH
            1996       90        **        **        10
            1997       87        **        **        13
            1998       76        **        **        24
            1999       87        **        **        13

 SEGCO
            1996      100        **        **         *
            1997      100        **        **         *
            1998      100        **        **         *
            1999      100        **        **         *

 SOUTHERN system***
            1996       77        17         4         2
            1997       77        17         4         2
            1998       76        16         4         4
            1999       77        17         4         2
 ---------- ------- --------- ---------- --------- ---------
    *Less than 0.5%.
   **Not applicable.
  ***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.


    The average costs of fuel in cents per net kilowatt-hour generated for 1996 through 1998 are shown below:

                        1996            1997            1998
                    -------------- --------------- ---------------

ALABAMA                 1.46            1.49            1.54

GEORGIA                 1.35            1.32            1.36

GULF                    2.02            1.99            1.69

MISSISSIPPI             1.57            1.54            1.62

SAVANNAH                2.42            2.27            2.33

SEGCO                   1.72            1.51            1.53

SOUTHERN
    System*             1.48            1.46            1.48
------------------- -------------- --------------- ---------------
* Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

     See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    As of February 12, 1999, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 19 days of recoverable supply for bituminous coal and 24 days for sub-bituminous coal. It is estimated that approximately 68.0 million tons of coal will be consumed in 1999 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG and Dalton and operates for FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 45 coal contracts. These contracts cover remaining terms of up to 13 years. Approximately 22% of 1999 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 30% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 30 days of recoverable supply is the appropriate level for coal stockpiles. During 1998, the operating affiliates' and SEGCO's average price of coal delivered was approximately $36.39 per ton.

    In 1998, the weighted average sulfur content of all coal purchased by the operating affiliates and SEGCO for use in the coal-fired facilities was 0.89% sulfur. This sulfur level allowed the operating affiliates and SEGCO to remain well below the limits as set forth by Phase I of the Clean Air Act Amendments of 1990. With the approach of Phase II of the Clean Air Act in 2000, the operating affiliates and SEGCO have secured sufficient quantities of lower sulfur coal to help meet the more stringent Phase II sulfur requirements. As more and more strict environmental regulations are proposed that impact the utilization of coal, the fuel mix will be monitored to insure that sufficient quantities of the proper type of coal or natural gas are in place to remain in compliance with applicable laws and regulations. See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein.


    Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS - "Rate Matters - Rate Structure" herein.

    ALABAMA owns coal lands and mineral rights in the Warrior Coal Field, located northwest of Birmingham in the vicinity of its Gorgas Steam Plant. SEGCO also owns coal reserves in the Warrior Coal Field and in the Cahaba Coal Field, which is located southwest of Birmingham. ALABAMA has agreements with non-affiliated mining firms to mine coal from ALABAMA's reserves, as well as their own reserves, for supply to ALABAMA's generating units.

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


    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. The DOE failed to begin disposing of spent fuel in January 1998, as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Sufficient on-site storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2017 at Plant Vogtle, and into 2009 and 2013 at Plant Farley units 1 and 2, respectively. Plant Vogtle's spent fuel storage capacity includes the installation in 1998 of additional rack capacity. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.


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


    GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities, as well as in rural areas, and at wholesale currently to OPC, MEAG, the City of Dalton and the City of Hampton.


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


    ALABAMA and GULF have entered into separate agreements with AEC involving interconnection between the respective systems. The delivery of capacity and energy from AEC to certain distributing cooperatives in the service areas of ALABAMA and GULF is governed by SOUTHERN's AEC Network Transmission Service Agreement. The rates for this service to AEC are based on the negotiated agreement on file with the FERC. See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for details of ALABAMA's joint-ownership with AEC of a portion of Plant Miller.

    MISSISSIPPI has an interchange agreement with SMEPA, a generating and transmitting cooperative, pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA. SMEPA has a generating capacity of 739,000 kilowatts and a transmission system estimated to be 1,357 miles in length.

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into a power coordination agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. OPC decreased its purchases of capacity by 250 megawatts each in September 1996, 1997 and 1998 and has notified GEORGIA of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1999 and 125 megawatts in September 2000. In December 1997, a revised power coordination agreement was implemented between GEORGIA and OPC. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC in March 1997, the resources associated with the decreased purchases by OPC in 1996, 1997 and 1998 will be used to meet the needs of GEORGIA's retail customers through 2004.

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


    Forty-eight municipally-owned electric distribution systems and one county-owned system receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and purchases from others. In August 1997, a power coordination agreement was implemented between GEORGIA and MEAG that replaced the partial requirements tariff pursuant to which GEORGIA previously sold wholesale energy to MEAG. Since 1977, Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. One municipally-owned electric distribution system's full requirements are served under a market-based contract by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

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

    ALABAMA currently has cogeneration contracts in effect with eleven industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1998, ALABAMA purchased approximately 60 million kilowatt-hours from such companies at a cost of $1.2 million.

    GEORGIA currently has contracts in effect with six small power producers whereby GEORGIA purchases their excess generation. During 1998, GEORGIA purchased 5.0 million kilowatt-hours from such companies at a cost of $277,510. GEORGIA has entered into a 30-year purchase power agreement, which began in June 1998, for electricity from a 300-megawatt cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output. During 1998, GEORGIA purchased 732.8 million kilowatt-hours at a cost of $33 million from this facility. Reference is made to Note 4 to the financial statements for GEORGIA in Item 8 herein for information regarding purchase power commitments.

    GULF currently has agreements in effect with four industrial customers pursuant to which GULF purchases "as available" energy from customer-owned generation. During 1998, GULF purchased 151 million kilowatt-hours from such companies for $4.2 million.

     In 1996, MISSISSIPPI entered into agreements to purchase options for summer peaking power for the years 1997 through 2000. Also, MISSISSIPPI has purchased options from power marketers. Reference is made to Note 5 to the financial statements for MISSISSIPPI in Item 8 herein for information regarding fuel and purchased power commitments.

    SAVANNAH currently has cogeneration contracts in effect with six large customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1998, SAVANNAH purchased 23 million kilowatt-hours from such companies at a cost of $1.3 million.


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


Regulation

State Commissions


The operating affiliates are subject to the jurisdiction of their respective state regulatory commissions, which have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC) and, in the cases of the Georgia PSC and Mississippi PSC, in part, retail service territories. (See Item 1 - BUSINESS - "Rate Matters" and "Territory Served By Operating Affiliates" herein.)

    In early 1999, the Florida PSC staff initiated informal discussions with GULF related to its authorized return on equity and the outstanding balances of certain regulatory assets. On March 2, 1999, GULF filed a petition with the Florida PSC proposing a reduction in its authorized return; the sharing of revenues above a certain earnings level, which included credits on customers' bills; and the write-off of certain regulatory assets. A recommendation by the Florida PSC staff was also filed with the Commission relating to the same issues. At the March 16, 1999, agenda conference, the Commission directed GULF and the Florida PSC staff to reconvene their discussions, working within a framework established by the Commission, and pursue a compromise to be presented at the April 20, 1999, agenda conference or shortly thereafter.


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


    GEORGIA filed, in September, 1996, with the FERC, a notice of its intent to seek a new license for the Flint River Project. GEORGIA is required to file a new license by September 1999. GEORGIA filed an application for a new license for the Flint River Project (FERC Project Number 1218) in November 1998 with the FERC. The application contained an APEA. The FERC noticed the application in the Federal Register on January 15, 1999. Comments on the APEA are due by March 1999. Since all outstanding issues were resolved prior to the submittal of the APEA, GEORGIA anticipates that a license will be issued by the FERC by the summer or fall of 1999.

    GEORGIA has also started the relicensing process for the Middle Chattahoochee Project (FERC Project Number 2177). This project consists of the Goat Rock, Oliver, and North Highlands facilities. GEORGIA again plans to use the APEA process. Initial scoping and stakeholder involvement has occurred. GEORGIA is developing its final scoping document that outlines the proposed environmental studies. Initial field work is anticipated to start in the second quarter of 1999.


    GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Plant, a pure pumped storage facility of 847,800 kilowatt capacity which began commercial operation in 1995. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein and Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information.)


    Licenses for all projects, excluding those discussed above, expire in the period 2007-2033 in the case of ALABAMA's projects and in the period 2005-2036 in the case of GEORGIA's projects.

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


    NRC operating licenses currently expire in June 2017 and March 2021 for Plant Farley units 1 and 2, respectively, in August 2014 and June 2018 for Plant Hatch units 1 and 2, respectively, and in January 2027 and February 2029 for Plant Vogtle units 1 and 2, respectively.

    Reference is made to Notes 1 and 12 to SOUTHERN's, Notes 1 and 12 to ALABAMA's and Notes 1 and 5 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

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

    The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1999, 2000 and 2001 are as follows: (in millions)

 --------------------- --- ---------- ---------- -----------
                              1999        2000        2001
                           ---------- ---------- -----------
 ALABAMA                     $61.9       $57.6   $   75.7
 GEORGIA                      32.2        53.3      102.8
 GULF                          4.5         4.3        1.2
 MISSISSIPPI                   9.0         -          -
 SAVANNAH                      0.1         0.2        -
 SEGCO                        10.0         -          -
                           ---------- ---------- -----------
     Total                  $117.7      $115.4      $179.7
 ===================== === ========== ========== ===========

    *The foregoing estimates are included in the current construction programs. (See Item 1 - BUSINESS - "Construction Programs" herein.)


    Additionally, each operating affiliate and SEGCO has incurred costs for environmental remediation of various sites. Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for information regarding the registrants' environmental remediation efforts. Also, see Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding the identification of sites that may require environmental remediation by GEORGIA and Note 3 to MISSISSIPPI's financial statements in Item 8 herein for information regarding a site that will require environmental remediation by MISSISSIPPI.


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


    Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the operating affiliates are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF recovers from retail customers costs of fuel, net purchased power, energy conservation and environmental compliance through provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of these costs is based upon an annual projection - any over/under recovery during such period is reflected in a subsequent annual period with interest. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clause. The adjustment factors for MISSISSIPPI's retail and wholesale rates are generally levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. However, in January 1998, MISSISSIPPI received approval from the Mississippi PSC to levelize and fix its Fuel Adjustment Factors for January 1998 through December 2000. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.


Rate Proceedings


Reference is made to Note 3 to each registrant's financial statements in Item 8 herein for a discussion of rate matters. For each registrant (except SAVANNAH), such Note 3 includes a discussion of proceedings relating to the reasonableness of certain of the Southern electric system's wholesale rate schedules and contracts.


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


    In March 1997, the Georgia PSC approved amendments to GEORGIA's 1995 Integrated Resource Plan. Pursuant to the amended plan, the Georgia PSC certified a five-year purchase power agreement scheduled to begin in June 2000 for approximately 215 megawatts. Capacity and fixed operation and maintenance payments are estimated to be between $7 million and $8 million each year. Also under the amended plan, resources associated with decreased purchases of 250 megawatts each in 1996, 1997 and 1998 by OPC under a power supply agreement will be used to meet the needs of GEORGIA's retail customers through 2004.

    In July 1998, the Georgia PSC approved GEORGIA's and SAVANNAH's 1998 Integrated Resource Plans as filed, with minor modifications. The approved plans identify resource needs of approximately 800 megawatts to 1,200 megawatts starting in the summer of 2002. As a result, GEORGIA and SAVANNAH issued a joint request for proposals for their collective needs of 800 megawatts to 1,200 megawatts for 2002 and 2003. The bids will be evaluated against self-build options, and a Certification Filing for the selected resources is expected to be filed with the Georgia PSC in August 1999.


Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to GULF's and MISSISSIPPI's financial statements in Item 8 herein.

Employee Relations


The companies of the SOUTHERN system had a total of 31,848 employees on their payrolls at December 31, 1998.


 -------------------------------- --- -------------------------
                                             Employees
                                                 at
                                       December 31, 1998
                                      -------------------------

 ALABAMA                                          6,631
 GEORGIA                                          8,371
 GULF                                             1,328
 MISSISSIPPI                                      1,230
 SAVANNAH                                           542
 SCS                                              3,445
 Southern Energy*                                 6,642
 Southern Nuclear                                 3,054
 Other                                              605
 -------------------------------- --- -------------------------
 Total                                           31,848
 ================================ === =========================
*Includes 5,670 employees on international payrolls.

    The operating affiliates have separate agreements with local unions of the IBEW generally covering wages, working conditions and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance and construction employees.

    ALABAMA has agreements with the IBEW on a three-year contract extending to August 14, 2001. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    GEORGIA has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 1999.

    GULF has an agreement with the IBEW on a three-year contract extending to August 15, 2001.

    MISSISSIPPI has an agreement with the IBEW on a four-year contract extending to August 16, 2002.

    SAVANNAH has three-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 16, 1999 and December 1, 1999, respectively. Currently, SAVANNAH is in negotiations with the IBEW.

    Southern Energy has a 5-year labor agreement with the IBEW extending to October 31, 2002, and the United Paperworkers International Union extending to June 1, 2002, covering employees of Mobile Energy. At its State Line facility in Hammond, Indiana, Southern Energy has a labor contract with the United Steel Workers that extends to January 1, 2004.

    Southern Energy Canal located in Sandwich, Massachusetts, and Southern Energy Kendall located in Cambridge, Massachusetts, both subsidiaries of Southern Energy, have contracts with the Utilities Workers' Union of America which expire on June 1, 2001 and March 1, 2001, respectively.

    Southern Nuclear has agreements with the IBEW on separate three-year contracts extending to August 15, 2001 for Plant Farley and to July 1, 1999 for Plants Hatch and Vogtle. Upon notice given at least 60 days prior to these dates, negotiations may be initiated with respect to agreement terms to be effective after such dates.

    Southern Nuclear also has an agreement with the United Plant Guard Workers of America for security officers at Plant Hatch extending to September 30, 2001. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

Item 2.  PROPERTIES

Electric Properties


The operating affiliates and SEGCO, at December 31, 1998, operated 33 hydroelectric generating stations, 33 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.

 ------------------------- -------------------------------------
                                                  Nameplate
 Generating Station        Location              Capacity (1)
 ------------------------- ------------------- -----------------
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
                                                -----------

 ---------------------------------------------- ----------------


 ------------------------- -----------------------------------------
                                                      Nameplate
 Generating Station     Location                       Capacity
 ---------------------- ------------------------- ------------------
                                                     (Kilowatts)
 McIntosh               Effingham County, GA           163,117
 Kraft                  Port Wentworth, GA             281,136
 Riverside              Savannah, GA                   102,278
                                                   -----------
 SAVANNAH Total                                        546,531
                                                   -----------

 Gaston Units 1-4       Wilsonville, AL
 SEGCO Total                                         1,000,000 (7)
                                                   -----------
 Total Fossil Steam                                 21,700,243
                                                   -----------

 Nuclear Steam
 Farley                 Dothan, AL
 ALABAMA Total                                       1,720,000
                                                   -----------
 Hatch                  Baxley, GA                     862,669 (8)
 Vogtle                 Augusta, GA                  1,060,240 (9)
                                                   -----------
 GEORGIA Total                                      1,922,909
                                                   ----------
 Total Nuclear Steam                                 3,642,909
                                                   -----------

 Combustion Turbines
 Greene County          Demopolis, AL

 ALABAMA Total                                         720,000

 Arkwright              Macon, GA                       30,580
 Atkinson               Atlanta, GA                     78,720
 Bowen                  Cartersville, GA                39,400
 Intercession City      Intercession City, FL           47,333 (10)
 McDonough              Atlanta, GA                     78,800
 McIntosh
   Units 1,2,3,4,7,8    Effingham County, GA           480,000
 McManus                Brunswick, GA                  481,700
 Mitchell               Albany, GA                     118,200
 Robins                 Warner Robins, GA              160,000
 Wilson                 Augusta, GA                    354,100
 Wansley                Carrollton, GA                  26,322 (5)
                                                   -----------
 GEORGIA Total                                       1,895,155
                                                     ---------

 Lansing Smith
   Unit A               Panama City, FL                 39,400
 Pea Ridge
   Units 1-3            Pea Ridge, FL                   14,250
 GULF Total                                             53,650

 Chevron Cogenerating
   Station              Pascagoula, MS                 147,292 (11)
 Sweatt                 Meridian, MS                    39,400
 Watson                 Gulfport, MS                    39,360
                                                     ---------
 MISSISSIPPI Total                                     226,052
                                                     ---------

 ------------------------------------------------- -----------------

 --------------------------- -------------------- -----------------
                                                    Nameplate
 Generating Station          Location                 Capacity
 --------------------------- -------------------- -----------------
                                                    (Kilowatts)
 Boulevard                   Savannah, GA             59,100
 Kraft                       Port Wentworth, GA       22,000
 McIntosh
 Units 5&6                   Effingham County,        160,000
                                                      -------
                             GA
 SAVANNAH Total                                       241,100
                             241,100

 Gaston (SEGCO)              Wilsonville, AL           19,680 (7)
 Total Combustion Turbines                          3,155,637

 Hydroelectric Facilities
 Weiss                       Leesburg, AL              87,750
 Henry                       Ohatchee, AL              72,900
 Logan Martin                Vincent, AL              128,250
 Lay                         Clanton, AL              177,000
 Mitchell                    Verbena, AL              170,000
 Jordan                      Wetumpka, AL             100,000
 Bouldin                     Wetumpka, AL             225,000
 Harris                      Wedowee, AL              135,000
 Martin                      Dadeville, AL            154,200
 Yates                       Tallassee, AL             32,000
 Thurlow                     Tallassee, AL             58,000
 Lewis Smith                 Jasper, AL               157,500
 Bankhead                    Holt, AL                  45,125
 Holt                        Holt, AL                  40,000
                                                  -----------
 ALABAMA Total                                     1,582,725
                                                  ----------

 Barnett Shoals
   (Leased)                  Athens, GA                 2,800
 Bartletts Ferry             Columbus, GA             173,000
 Goat Rock                   Columbus, GA              26,000
 Lloyd Shoals                Jackson, GA               14,400
 Morgan Falls                Atlanta, GA               16,800
 North Highlands             Columbus, GA              29,600
 Oliver Dam                  Columbus, GA              60,000
 Rocky Mountain              Rome, GA                 215,256 (12)
 Sinclair Dam                Milledgeville, GA         45,000
 Tallulah Falls              Clayton, GA               72,000
 Terrora                     Clayton, GA               16,000
 Tugalo                      Clayton, GA               45,000
 Wallace Dam                 Eatonton, GA             321,300
 Yonah                       Toccoa, GA                22,500
 6 Other Plants                                        18,080
                                                  -----------
 GEORGIA Total                                     1,077,736
                                                  ----------
 Total Hydroelectric Facilities                     2,660,461
                                                  -----------

 Total Generating Capacity                         31,159,250

 ------------------------------------------------ -----------------



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

    MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Entergy Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 1998, the unamortized portion of this cost was $37 million.

    The all-time maximum demand on the operating affiliates and SEGCO was 28,933,700 kilowatts and occurred in June 1998. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. The reserve margin for the operating affiliates and SEGCO at that time was 12.8%. For additional information on peak demands, reference is made to Item 6 - SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)


Other Electric Generation Facilities

Through special purpose subsidiaries, SOUTHERN owns interests in or operates independent power production facilities and foreign utility companies. The generating capacity of these utilities (or facilities) at December 31, 1998, was as follows:


                             Facilities in Operation
  ------------------------------------------------------------------------------------------------------------------
                                                          Megawatts of Capacity         Percent
  Facility          Location                Units        Owned        Operated         Ownership         Type
  ----------------  --------------------------- ---------  ------------ ------------- ----------------- -------------
  Alicura           Argentina                 4            551 (1)      1,000            55.14 (1)    Hydro
  BEWAG             Germany                  18            443              -            26.00        Coal
  BEWAG             Germany                  17            375              -            26.00        Oil & Gas
  Birchwood         Virginia                  1            111            222            50.00        Coal (2)
  CEPA              China                     3            634             -  (3)        32.00        Coal
  CEPA              Philippines               2            641            735            87.22        Coal
  CEPA              Philippines               3            189            210            90.00        Oil
  CEPA              Philippines              13            381            381           100.00        Oil
  CEMIG             Brazil                   33            193              -             3.60        Hydro
  CEMIG             Brazil                    2              5              -             3.60        Thermal
  CEMIG             Brazil                    1              -              -             3.60        Wind
  Edelnor           Chile                     2            281            341            82.34        Coal
  Edelnor           Chile                    37             95            115            82.34        Oil
  Edelnor           Chile                     2              8             10            82.34        Hydro
  Freeport          Grand Bahamas             8             79            126            62.50        Oil & Gas
  Mobile Energy     Alabama                   3            111            111           100.00        Waste/Biomass (2)
  Penal             Trinidad and Tobago       5             92             236           39.00        Gas
  Port of Spain     Trinidad and Tobago       6            120             308           39.00        Gas
  Pt. Lisas         Trinidad and Tobago      10            247             634           39.00        Gas
  State Line        Indiana                   2            490             490          100.00        Coal
  SWEB              United Kingdom            8             71               -  (3)       3.77        Gas
  SWEB              United Kingdom           12              8              16           49.00        Oil & Gas
  SWEB              United Kingdom            3              3               -  (3)      18.62        Wind
  SWEB              United Kingdom            3              -               -           12.25        Landfill Gas
  SE New
  England           Maine                     8          1,267           1,267          100.00        Oil & Gas
  ======================================================================================================================
  Total Capacity                                         6,395           6,202 (3)
  =======================================================================================================================




Notes:    (1)   Represents megawatts of capacity under a concession agreement expiring in the year 2023.
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



                          Facilities Under Development
  -------------------------------------------------------------------------------------------------------------------------------

                                                               Megawatts of Capacity      Percent
  Facility              Location                    Units      Own          Operate        Ownership          Type
  -------------------------------------------------------------------------------------------------------------------------------

  CEMIG                 Brazil                         1              1              -           3.60         Hydro
  CEPA                  Philippines                    2          1,121          1,218          92.00         Coal
  Edelnor               Chile                          1            206            250          82.34         Gas
  -------------------------------------------------------------------------------------------------------------------------------
  Total Capacity                                                  1,328           1,468
  ===============================================================================================================================


Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:


                                  Total                                 Percentage Ownership
                                             ----------- -------- ------------ -------- --------- --------- --------
                                 Capacity      ALABAMA     AEC      GEORGIA      OPC      MEAG      DALTON     FPC
                               ------------- ----------- -------- ------------ -------- --------- --------- --------
                               (Megawatts)
 Plant Miller
    Units 1 and 2                  1,320         91.8%    8.2%           -%       -%         -%       -%        -%
 Plant Hatch                       1,722           -        -         50.1     30.0       17.7      2.2         -
 Plant Vogtle                      2,320           -        -         45.7     30.0       22.7      1.6         -
 Plant Scherer
   Units 1 and 2                   1,636           -        -          8.4     60.0       30.2      1.4         -
 Plant Wansley                     1,779           -        -         53.5     30.0       15.1      1.4         -
 Rocky Mountain                      848           -        -         25.4     74.6         -         -         -
 Intercession City, FL               142           -        -         33.3        -         -         -      66.7
 ----------------------------- ------------- ----------- -------- ------------ -------- --------- --------- --------


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

    In December 1988, GEORGIA and OPC entered into a joint ownership agreement for the Rocky Mountain plant under which GEORGIA agreed to retain its present investment in the project and OPC agreed to finance, complete and operate the facility. In 1995, the plant went into commercial operation. GEORGIA's ownership is 25.4 percent. On January 14, 1998, the GPSC ordered that the Company be allowed approximately $108 million of its $142 million investment in the plant in rate base as of December 31, 1998. GEORGIA appealed the GPSC's order. Under the rate order approved by the GPSC on December 18, 1998, GEORGIA voluntarily dismissed the appeal. As a result, in December 1998, GEORGIA recorded a charge to earnings of $21 million, after taxes, associated with the write-down of the plant. Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information regarding the Rocky Mountain plant.

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

Property Additions and Retirements

During the period from January 1, 1994 to December 31, 1998, the operating affiliates, SEGCO, SCS, Southern Nuclear, Southern LINC and Southern Energy recorded gross property additions and retirements as follows:

 ------------------------- ------------------- --- ----------
                           Gross Property
                               Additions        Retirements
                           ---------------      -------------
                                   (in millions)

 ALABAMA                         $2,576            $   426
 GEORGIA (1)                      2,522              1,263
 GULF                               327                131
 MISSISSIPPI                        357                 98
 SAVANNAH                           122                 13
 SEGCO                               27                  8
 SCS                                108                171
 Southern Nuclear                     4                  6
 Southern
    LINC                            300                 48
 Southern Energy                  1,677                 54
 Other                               10                  -
 ============================ =========== == ================
 SOUTHERN system                 $8,030             $2,218
 ============================ =========== == ================

Notes:
 (1) Includes approximately $229 million attributable to sales of Plant Scherer Unit 4 to FP&L and JEA.

Item 3.  LEGAL PROCEEDINGS


 (1)   Frost v. ALABAMA

       (Circuit Court of Jefferson County, Alabama)

       Reference is made to Note 3 to SOUTHERN's and ALABAMA's financial statements in Item 8 herein under the captions "Alabama Power Appliance Warranty Litigation" and "Appliance Warranty Litigation", respectively.

(2)    Sullivan v. ALABAMA et al.
       (Circuit Court of Jefferson County, Alabama)

       Reference is made to Note 3 to SOUTHERN's and ALABAMA's financial statements in Item 8 herein under the captions "Alabama Power Environmental Litigation" and "Environmental Litigation", respectively.

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

(4) In re: Mobile Energy Services Company, LLC; In re: Mobile Energy Services Holdings, Inc.
       (U.S. Bankruptcy Court for the Southern District of Alabama).

       In January 1999, Mobile Energy, an indirect subsidiary of SOUTHERN, and its direct parent filed petitions for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court for the Southern District of Alabama. For additional information regarding this matter, reference is made to Note 3 to SOUTHERN's financial statements in Item 8 herein. In March 1999, SOUTHERN paid a total of approximately $36 million in respect of guaranty and reimbursement agreements previously entered into by it for the benefit of Mobile Energy creditors.

    See Item 1 - BUSINESS - "Construction Programs," "Fuel Supply," "Regulation
- Federal Power Act" and "Rate Matters" as well as Note 3 to each registrant's financial statements in Item 8 herein for a description of certain other administrative and legal proceedings discussed therein.

    Additionally, each of the operating affiliates, Southern Energy, SCS, Southern Nuclear, Energy Solutions and Southern LINC are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 1998.


A. W. Dahlberg
Chairman, President and Chief Executive Officer
Age 58
Elected Director in 1985, President effective January 1994, and Chairman and Chief Executive Officer effective March 1995.

Paul J. DeNicola
Executive Vice President and Director
Age 50
Elected Director in 1989 and Executive Vice President of SOUTHERN in 1991. He also has served as President and Chief Executive Officer of SCS since January 1994.

H. Allen Franklin
Executive Vice President and Director
Age 54
Elected Director in 1988 and Executive Vice President in 1991. He also has served as President and Chief Executive Officer of GEORGIA since January 1994.

Elmer B. Harris
Executive Vice President and Director
Age 59
Elected Director in 1989, and Executive Vice President in 1991. He also has served as President and Chief Executive Officer of ALABAMA since 1989.

Thomas G. Boren
Senior Vice President
Age 49
Elected in 1995. He also has served as President and Chief Executive Officer of Southern Energy since 1992.

Stephen A. Wakefield
Senior Vice President and General Counsel
Age 58
Elected in 1997. Previously, he was a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP from July 1991 through August 1997.

W. L. Westbrook
Financial Vice President, Chief Financial Officer and Treasurer
Age 59
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He also has served as Executive Vice President of SCS since 1986.

C. Alan Martin
Vice President
Age 50
Elected in 1998; serves as Chief Marketing Officer for the SOUTHERN system. Previously Vice President of Human Resources of SOUTHERN from 1995 to February 1998, and Vice President of ALABAMA from 1987 to 1995.

Charles D. McCrary
Vice President
Age 47
Elected in 1998; serves as Chief Production Officer for the SOUTHERN system. He also has served as Executive Vice President of GEORGIA since May 1998 and Executive Vice President of ALABAMA since 1994. Previously served as Senior Vice President of ALABAMA from 1991 to 1994.

W. G. Hairston, III
Age 53
President and Chief Executive Officer of Southern Nuclear since 1993.

     The officers of SOUTHERN were elected for a term running from the last annual meeting of the directors (May 27, 1998) for one year until the next annual meeting or until their successors are elected and have qualified.

                                     PART II



Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape during each quarter for the past two years were as follows:

           ------------------------ ----------- --- --------------
                                       High              Low
                                    -----------     --------------
           1998
           First Quarter           $28-11/16          $23-15/16
           Second Quarter           29                 25-1/16
           Third Quarter            29-13/16           25-1/4
           Fourth Quarter           31-9/16            27-3/16

           1997
           First Quarter           $23-3/8            $20-3/4
           Second Quarter           22-1/4             19-7/8
           Third Quarter            23                 20-13/16
           Fourth Quarter           26-1/4             22

           -------------------- --------------- --- --------------


           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 1999, the closing price of SOUTHERN's common stock was $25.0625.

      (b) Number of SOUTHERN's common stockholders at December 31, 1998:

                                   187,053

           Each of the other registrants have one common stockholder, SOUTHERN.


      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock paid and/or declared by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)

           ------------------- --------- ------------- ----------
           Registrant          Quarter       1998          1997
           ------------------- --------- ------------- ----------

           SOUTHERN            First       $232,449     $220,194
                               Second       233,623      221,544
                               Third        233,763      222,980
                               Fourth       233,506      224,287

           ALABAMA             First         90,400       80,100
                               Second        90,500       85,600
                               Third         90,800       86,100
                               Fourth        95,400       87,800

           GEORGIA             First        132,100      122,700
                               Second       132,300      131,000
                               Third        132,700      131,800
                               Fourth       139,500      134,500

           GULF                First         14,100       12,900
                               Second        14,100       13,800
                               Third         14,100       13,800
                               Fourth        14,900       24,100

           MISSISSIPPI         First         12,700       11,300
                               Second        12,800       12,100
                               Third         12,800       12,200
                               Fourth        13,400       13,800

           SAVANNAH            First          5,800        5,100
                               Second         5,800        5,400
                               Third          5,800        5,500
                               Fourth         6,100        4,500
           ------------------- --------- ------------- ----------

    The dividend paid per share by SOUTHERN was 32.5(cent) for each quarter of 1997 and 33.5(cent) for each quarter of 1998. The dividend paid on SOUTHERN's common stock for the first quarter of 1999 was 33.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their first mortgage bond indenture. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1998, were as follows:

 -------------------- ------------------ --- --------------
                          Retained            Restricted
                          Earnings              Amount
                      ------------------     --------------
                                  (in millions)
 ALABAMA                  $1,225                $   796
 GEORGIA                   1,780                    897
 GULF                        171                    127
 MISSISSIPPI                 174                    118
 SAVANNAH                    113                     68
 Consolidated              3,878                  2,003
 -------------------- ------------------ --- --------------

Item 6.    SELECTED FINANCIAL DATA

     SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-45 through II-48.

     ALABAMA.  Reference  is made to  information  under the heading
"Selected Financial and Operating Data," contained herein at pages II-80 through II-83.

     GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-118 through II-121.

     GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-151 through II-154.

     MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-183 through II-186.

     SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-211 through II-214.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-19.

     ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-52 through II-60.

     GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-87 through II-96.

     GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-125 through II-133.

     MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-158 through II-166.

     SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-190 through II-197.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to information in SOUTHERN's "Management's Discussion and Analysis - Derivative Financial Instruments" and to Note 1 to SOUTHERN's financial statements under the headings "Financial Instruments for Non-Trading Activities" and "Financial Instruments for Trading Activities" contained herein on pages II-15 through II-16; and pages II-30 through II-32, respectively.



Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1998 FINANCIAL STATEMENTS

                                                                                                                             Page
The Southern Company and Subsidiary Companies:
Report of Independent Public Accountants................................................................................     II-7
Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996..................................     II-20
Consolidated Statements of Retained Earnings for the Years Ended
        December 31, 1998, 1997 and 1996................................................................................     II-26
Consolidated Statements of Comprehensive Income for the Years Ended
        December 31, 1998, 1997 and 1996................................................................................     II-26
Consolidated Statements of Accumulated Other Comprehensive Income for the Years Ended
        December 31, 1998, 1997 and 1996................................................................................     II-26
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996..............................     II-21
Consolidated Balance Sheets at December 31, 1998 and 1997...............................................................     II-22
Consolidated Statements of Capitalization at December 31, 1998 and 1997.................................................     II-24
Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1998, 1997 and 1996.........................     II-26
Notes to Financial Statements...........................................................................................     II-27

ALABAMA:
Report of Independent Public Accountants  ..............................................................................     II-51
Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...............................................     II-61
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...........................................     II-62
Balance Sheets at December 31, 1998 and 1997 ...........................................................................     II-63
Statements of Capitalization at December 31, 1998 and 1997 .............................................................     II-65
Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996....................................     II-67
Statements of Paid-In Capital for the Years Ended December 31, 1998, 1997 and 1996......................................     II-67
Notes to Financial Statements...........................................................................................     II-68

GEORGIA:
Report of Independent Public Accountants................................................................................     II-86
Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...............................................     II-97
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...........................................     II-98
Balance Sheets at December 31, 1998 and 1997 ...........................................................................     II-99
Statements of Capitalization at December 31, 1998 and 1997 .............................................................     II-100
Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996....................................     II-103
Statements of Paid-In Capital for the Years Ended December 31, 1998, 1997 and 1996......................................     II-103
Notes to Financial Statements...........................................................................................     II-104

GULF:
Report of Independent Public Accountants................................................................................     II-124
Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...............................................     II-134
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...........................................     II-135
Balance Sheets at December 31, 1998 and 1997 ...........................................................................     II-136
Statements of Capitalization at December 31, 1998 and 1997 .............................................................     II-138
Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996....................................     II-140
Statements of Paid-In Capital for the Years Ended December 31, 1998, 1997 and 1996......................................     II-140
Notes to Financial Statements...........................................................................................     II-141

                                     III-3


                                                                                                                             Page
MISSISSIPPI:
Report of Independent Public Accountants................................................................................     II-157
Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...............................................     II-167
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...........................................     II-168
Balance Sheets at December 31, 1998 and 1997 ...........................................................................     II-169
Statements of Capitalization at December 31, 1998 and 1997 .............................................................     II-171
Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996....................................     II-172
Statements of Paid-In Capital for the Years Ended December 31, 1998, 1997 and 1996......................................     II-172
Notes to Financial Statements...........................................................................................     II-173

SAVANNAH:
Report of Independent Public Accountants................................................................................     II-189
Statements of Income for the Years Ended December 31, 1998, 1997 and 1996...............................................     II-198
Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996....................................     II-198
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...........................................     II-199
Balance Sheets at December 31, 1998 and 1997 ...........................................................................     II-200
Statements of Capitalization at December 31, 1998 and 1997 .............................................................     II-202
Notes to Financial Statements...........................................................................................     II-203

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     III-4


                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Southern Company and Subsidiary Companies 1998 Annual Report


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





/s/ A. W. Dahlberg
A. W. Dahlberg
Chairman, President, and Chief Executive Officer

/s/ W. L. Westbrook
W. L. Westbrook
Financial Vice President, Chief Financial Officer,
and Treasurer

February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, retained earnings, paid-in capital, accumulated other comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements (pages II-20 through II-44) referred to above present fairly, in all material respects, the financial position of Southern Company and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP


Atlanta, Georgia
February 10, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Southern Company and Subsidiary Companies 1998 Annual Report

RESULTS OF OPERATIONS

Earnings and Dividends

Southern Company's 1998 earnings of $1.2 billion -- excluding non-recurring items -- established a new record high. Earnings were driven by higher energy sales and from growth in the non-traditional business. However, reported earnings in both 1998 and 1997 reflected significant charges. Reported earnings for 1998 were $977 million or $1.40 per share compared with $972 million or $1.42 per share in 1997. The traditional core business of selling electricity in the southeastern United States remained strong, while the non-traditional business results were adversely affected by a $200 million, after tax, write down of assets in South America in 1998 and by a $111 million windfall profits tax assessed in the United Kingdom in 1997. Southern Company's subsidiary that owns and manages its international and domestic non-traditional electric power production and delivery facilities is Southern Energy, Inc. (Southern Energy). After excluding these non-recurring charges, Southern Energy accounted for approximately 20 percent and 10 percent of Southern Company's reported net income in 1998 and 1997, respectively.

     A reconciliation of reported earnings to earnings excluding non-recurring items and explanations are as follows:

                             Consolidated         Earnings
                              Net Income          Per Share
                           ---------------     ----------------
                             1998     1997      1998      1997
                           ----------------    ----------------
                              (in millions)
Earnings as reported       $  977   $  972     $1.40     $1.42
---------------------------------------------------------------
Write down of assets:
    South American
      investments             200        -       .29         -
    Rocky Mountain
      plant                    21        -       .03         -
Windfall profits tax            -      111         -       .16
Work force reduction
   programs                    20       31       .03       .05
Other                           7       16       .01       .02
---------------------------------------------------------------
Total non-recurring           248      158       .36       .23
---------------------------------------------------------------
Earnings excluding
   non-recurring items     $1,225   $1,130     $1.76     $1.65
===============================================================
Amount and
   percent change             $95      8.4%    $0.11       6.7%
---------------------------------------------------------------

   Southern Energy's 1998 write down is related to its investments in Argentina and Chile not meeting financial expectations, which resulted in an announced plan to sell these assets. In 1997, Southern Energy -- as well as other utilities in the United Kingdom -- was assessed a one-time tax on profits. In 1998, Georgia Power resolved a long-term issue related to its investment in the Rocky Mountain pumped storage hydroelectric plant. The write down resulted from a settlement of Georgia Power's 1998 retail rate proceeding. Also, work force reduction programs in the traditional core business were implemented in 1998 and 1997. These costs are expected to be recovered through future savings within approximately two years following each program's implementation.

   Dividends paid on common stock during 1998 were $1.34 per share or 33 1/2 cents per quarter. During 1997 and 1996, dividends paid per share were $1.30 and $1.26, respectively. In January 1999, Southern Company maintained the quarterly dividend at 33 1/2 cents per quarter or $1.34 annually. Southern Company has modified its dividend policy from a targeted 75 percent payout ratio to a lower ratio over time. This policy supports Southern Company's strategic goal to become the best investment in the electric utility industry.

Revenues

Operating revenues changed in 1998 and 1997 as a result of the following factors:

                                        Increase (Decrease)
                                          From Prior Year
---------------------------------------------------------------
                                    1998       1997       1996
---------------------------------------------------------------
                                         (in millions)
Retail --
  Growth and price
    change                       $   258     $  105     $  124
  Weather                            178       (110)       (64)
  Fuel cost recovery and
    other                            189        (13)         2
---------------------------------------------------------------
Total retail                         625        (18)        62
---------------------------------------------------------------
Sales for resale --
  Within service area                 (2)       (33)        10
  Outside service area                12         81         14
---------------------------------------------------------------
Total sales for resale                10         48         24
Southern Energy                   (1,934)     2,154      1,040
Other operating revenues              91         69         52
---------------------------------------------------------------
Total operating revenues         $(1,208)    $2,253     $1,178
===============================================================
Percent change                      (9.6)%     21.8%      12.8%
---------------------------------------------------------------

   Retail revenues of $8.3 billion increased sharply, up 8.2 percent compared with last year. Continued growth in the traditional service area and the

Southern Company and Subsidiary Companies 1998 Annual Report


positive impact of weather on energy sales were the predominant factors causing the rise in revenues. In 1997, retail revenues decreased by 0.2 percent compared with the year 1996. Under fuel cost recovery provisions, fuel revenues generally equal fuel expenses -- including the fuel component of purchased energy -- and do not affect net income.

   Sales for resale revenues within the service area were $374 million in 1998, down 0.7 percent from the prior year. Revenues from sales for resale within the service area were $376 million in 1997, down 8.1 percent from the prior year. This sharp decline resulted primarily from supplying less electricity under contractual agreements with certain wholesale customers in 1997.

   Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                                    1998       1997       1996
----------------------------------------------------------------
                                          (in millions)
Capacity                            $196       $203       $217
Energy                               152        183        176
----------------------------------------------------------------
Total                               $348       $386       $393
================================================================

   Capacity revenues in 1998 slightly declined as a result of adjustments and true-ups related to contractual pricing. In 1997, capacity revenues decreased because the amount of capacity under contract declined during 1996. Additional declines in capacity are not scheduled until after 1999.

   In 1998, Southern Energy's revenues declined because its energy trading and marketing operations were deconsolidated on January 1, 1998, when Southern Energy's joint venture with Vastar Resources, Inc. (Vastar) became effective. Because of Vastar's significant participation rights in the joint venture, the equity method of accounting is required. This results in Southern Energy's share of the joint venture's earnings being reported in other income in 1998. In 1997, Southern Energy reported energy trading and marketing revenues of $2.0 billion. Southern Energy's revenues in 1998 of $1.9 billion increased $48 million compared with comparable revenues in 1997 that exclude energy trading and marketing. This increase results primarily from operations of assets obtained in domestic acquisitions. In 1997, Southern Energy's revenues rose to $3.8 billion. This increase was primarily attributable to the development and growth of energy trading and marketing activities. In 1997, energy trading and marketing revenues increased $1.9 billion compared with amounts recorded in 1996. However, these revenues were substantially offset by purchased power expenses incurred in completing these trading and marketing transactions. Energy trading and marketing -- similar to other low-margin sales activities -- is dependent on huge volumes for profitability.

Energy Sales

Changes in traditional core business revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1998 and the percent change by year were as follows:

                         Amount            Percent Change
(billions of           ---------    ------------------------------
  kilowatt-hours)         1998      1998        1997      1996
-------------------------------    -------------------------------
Residential               43.5      10.9%       (2.2)%     2.5%
Commercial                41.7       7.2         2.5       5.7
Industrial                55.3       2.1         2.6       2.2
Other                      1.0       3.1        (1.1)      5.7
                         -----
Total retail             141.5       6.2         1.1       3.3
Sales for resale --
  Within service area      9.8      (0.4)       (9.6)     15.4
  Outside service area    13.0      (5.6)       27.7      17.9
                         -----
Total                    164.3       4.7         2.2       5.0
=================================================================

   The rate of growth in 1998 retail energy sales was the highest one-year increase since 1986. Residential energy sales registered the highest annual increase in over two decades as a result of hotter-than-normal weather and the addition of 57,000 new customers. Commercial sales were also affected by the warm weather. Commercial and industrial sales, both in 1998 and 1997, continued to show slight gains in excess of the national averages. This reflects the strength of business and economic conditions in Southern Company's traditional service area. Energy sales to retail customers are projected to increase at an average annual rate of 2.1 percent during the period 1999 through 2009.

   Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area declined by 5.6 percent in 1998 and increased by 27.7 percent in 1997 when compared with the respective

Southern Company and Subsidiary Companies 1998 Annual Report


prior year. The wide variances in sales were influenced by fluctuations in prices for oil and natural gas, the primary fuel sources for utilities with which the company has long-term contracts. When oil and gas prices fall below a certain level, these customers can generate electricity to meet their requirements more economically. However, these fluctuations in energy sales under long-term contracts have minimal effects on earnings because Southern Company is paid for dedicating specific amounts of its generating capacity to these utilities outside the service area.

Expenses

Total operating expenses of $9.4 billion -- before write downs -- for 1998 decreased $1.2 billion compared with the prior year. Traditional core business expenses increased $679 million. Southern Energy's expenses decreased $2.0 billion. The decline for Southern Energy corresponds to the decrease in revenues resulting primarily from the deconsolidation of the energy trading and marketing operations as discussed earlier. Approximately $2.0 billion of these expenses were recorded in 1997 purchased power expenses. The costs to produce and deliver electricity for the traditional core business in 1998 increased by $359 million to meet higher energy demands. Non-production operation and maintenance expenses increased $192 million in 1998. Traditional core business depreciation expenses and taxes other than income taxes increased by $142 million as a result of additional utility plant being placed into service and increased accelerated depreciation of certain assets.

   In 1997, operating expenses of $10.7 billion increased $2.2 billion compared with 1996. Traditional core business expenses increased $69 million. Southern Energy's expenses increased $2.1 billion. The large increase for Southern Energy resulted primarily from two factors. First, the acquisition of CEPA was first reflected in 1997 expenses. Second, $2.0 billion of energy trading and marketing expenses were included in purchased power expenses. The costs to produce and deliver electricity for the traditional core business in 1997 increased by $37 million to meet higher energy demands. Also, costs related to work force reduction programs decreased in 1997 by $35 million. Traditional core business depreciation expenses and taxes other than income taxes increased by $136 million as a result of additional utility plant being placed into service and increased accelerated depreciation of certain assets.

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

                                    1998       1997       1996
-----------------------------------------------------------------
Total generation
  (billions of kilowatt-hours)       164        160        156
Sources of generation
  (percent) --
    Coal                              77         77         77
    Nuclear                           16         17         17
    Hydro                              4          4          4
    Oil and gas                        3          2          2
Average cost of fuel per net
  kilowatt-hour generated
    (cents) --                      1.48       1.46       1.48
-----------------------------------------------------------------

   Total fuel and purchased power costs of $3.6 billion in 1998 decreased $1.7 billion compared with 1997. The traditional core business increased $299 million and Southern Energy decreased $2.0 billion. Southern Energy's reduction in fuel and purchased power costs resulted from $2.0 billion associated with energy trading and marketing expenses recorded in 1997 and from no energy trading costs recorded in purchased power in 1998 as a result of the joint venture with Vastar discussed earlier. The traditional core business's total energy sales rose by
7.4 billion kilowatt-hours more than in 1997. Fuel and purchased power expenses of $5.3 billion in 1997 increased $2.0 billion compared with the prior year. These expenses for traditional core business increased $32 million, and Southern Energy's portion increased $1.9 billion. Southern Energy's increase in expenses escalated as a result of energy trading and marketing activities discussed earlier. The traditional core business's total energy sales went up by 3.4 billion kilowatt-hours more than in 1996. The additional cost to meet the demand was offset slightly by a lower average cost of fuel per net kilowatt-hour generated.

   Total interest charges and other financing costs increased $91 million from amounts reported in the previous year. These costs for the traditional core business increased $48 million compared with the reported amounts in 1997. Southern Energy's costs increased $47 million related primarily to financing of acquisitions. In 1997, these same costs for traditional core business were flat, but Southern Energy's interest charges increased $205 million as a result of acquisitions.

Southern Company and Subsidiary Companies 1998 Annual Report


Effects of Inflation

Southern Company's traditional core business is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on Southern Company because of the large investment in utility plant with long economic life. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of Southern Company's future earnings depends on numerous factors. Two major factors are: achieving energy sales growth in a less regulated, more competitive environment; and operating non-traditional business activities successfully.

   Southern Company continues to position its business to meet the challenges of a new competitive environment. Work force reduction programs have reduced earnings by $20 million, $31 million, and $53 million for the years 1998, 1997, and 1996, respectively. These actions -- in conjunction with other cost containment programs -- will assist efforts to continue being a low-cost provider of electricity.

   The operating companies currently operate as vertically integrated companies providing electricity to customers within the traditional service area of the southeastern United States. Prices for electricity provided by the operating companies to retail customers are set by state public service commissions under cost-based regulatory principles.

   Rates for Alabama Power and Mississippi Power are adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. In December 1998, Georgia Power received a new three-year retail rate order. As a result of the rate order, Georgia Power recorded in 1998 a write down of $34 million -- $21 million after taxes -- related to its investment in the Rocky Mountain pumped storage hydroelectric plant. This long-standing issue is now resolved. See Note 3 to the financial statements for additional information about these matters and other retail and wholesale regulatory matters.

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

Southern Company and Subsidiary Companies 1998 Annual Report


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

   The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of existing and evolving opportunities, Southern Energy -- founded in 1981 -- is focused on several key international and domestic business lines, including energy distribution, integrated utilities, stand-alone generation, and other energy-related products and services. As the energy marketplace evolves, Southern Energy continues to position the company to become a major competitor. At December 31, 1998, Southern Energy's total assets amounted to $12 billion.

   During 1998, Southern Energy further refined its business strategy to focus on a few geographic regions of the world. In Asia, Southern Energy will focus primarily on China, the Philippines, and India. In South America, the company will pursue opportunities in Brazil. In Europe, Southern Energy will concentrate efforts on the European Union countries. And in North America, the company will target efforts in the Northeast, the Midwest, Texas, and California. Southern Energy announced in 1998 plans to acquire, build, or gain access to some 20,000 megawatts of generating capacity in North America over the next several years in order to be competitive in the country's evolving competitive energy supply business. These assets will be closely linked with Southern Energy's energy trading and marketing business. In January 1998, Southern Energy entered into a joint venture with Vastar. The two companies combined their energy trading and marketing operations to form a new full-service energy provider, Southern Company Energy Marketing. The joint venture agreement gives Southern Company Energy Marketing rights to market virtually all of Vastar's natural gas production over the next 10 years.

   In December 1998, Southern Energy completed its $537 million purchase of 1,267 megawatts of generating capacity from Commonwealth Electric. In addition, Southern Energy plans to add 685 megawatts of capacity at the plants. In late 1998, Southern Energy announced the $801 million planned acquisition of 3,065 megawatts of generating capacity from Pacific Gas & Electric in northern California. Additionally, the company announced plans to acquire from Orange and Rockland Utilities Inc. and Consolidated Edison Inc. in New York 1,776 megawatts of capacity for $480 million. These transactions are expected to close during 1999. Additionally, Southern Energy has announced plans to build or purchase an additional 680 megawatts of capacity in Texas and Wisconsin. Through Southern Company Energy Marketing, the company has also gained access to additional capacity through marketing agreements. The company has access to almost
2,000 megawatts of capacity through marketing agreements with Sithe Energies in New York and Brazos Electric Cooperative in Texas.

   After refining its international focus and reviewing the financial performance of existing assets, Southern Energy announced plans to sell its holdings in EDELNOR in Chile and Alicura in Argentina. As a result, Southern Energy recorded a write down of $200 million, after tax, in December 1998 related to these holdings. Because of regulatory and market conditions, these assets did not meet earnings expectations.

   Southern Company has filed with the Securities and Exchange Commission (SEC) a request to invest up to nearly $8 billion in the non-traditional domestic and international business. The current SEC authority is $3.9 billion, of which $3.6 billion has been invested as of December 31, 1998.

   Southern Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

Southern Company and Subsidiary Companies 1998 Annual Report


   Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

   The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry --including Southern Company's -- regarding the recognition, measurement, and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring Southern Company's nuclear and other facilities may be required to be recorded as liabilities in the Consolidated Balance Sheets. Also, the annual provisions for such costs could change. Because of the company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

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

New Accounting Standards

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments -- including certain derivative instruments embedded in other contracts -- and for hedging activities. Southern Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. Southern Company adopted this statement in January 1999, and it is not expected to have a material impact on the consolidated financial statements.

   In April 1998, the AICPA issued a new Statement of Position, Reporting on the Cost of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. Southern Company adopted this statement in January 1999, and it is not expected to have a material impact on the consolidated financial statements.

   In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, with gains and losses reflected rather than revenues and purchased power. Energy trading contracts are defined as energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. Southern Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the consolidated financial statements.

Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the Year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

   Southern Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. Southern Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year

Southern Company and Subsidiary Companies 1998 Annual Report


2000 and beyond. Critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

Southern Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.

   Southern Company's traditional business refers to the integrated utility services within Alabama, Florida, Georgia, and Mississippi. For this traditional business, the work was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

   For the traditional business, Southern Company has completed more than 70 percent of the activities contained in its work plan. The percentage of completion and projected completion by function are as follows:

                                          Work Plan
----------------------------------------------------------------------
                                            Remediation     Project
                   Inventory     Assessment  Testing      Completion
----------------------------------------------------------------------
Generation            100%          100%      70%            6/99
Energy
   Management         100           100       90             6/99
Transmission and
   Distribution       100           100      100             1/99
Telecommunications    100           100       50             6/99
Corporate
   Applications       100           100       90             3/99
----------------------------------------------------------------------

   For the non-traditional business located in the United States and several countries throughout the world, Year 2000 readiness is generally scheduled to follow the traditional business. In a number of the business units outside the United States, Southern Company is neither the majority owner nor the managing concern. In these circumstances, Southern Company is providing technical assistance but does not control the schedule or progress.

Year 2000 Costs

For the traditional business, current projected total costs for Year 2000 readiness are approximately $91 million, which includes $6 million of cost billed to non-affiliated companies. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1998, the Year 2000 program costs, recognized primarily as expense, amounted to $56 million based on Southern Company's ownership interest. In addition to the traditional business costs, current projections for Year 2000 program costs are approximately $24 million for the non-traditional business -- based on Southern Company's ownership interest -- of which $9 million has been spent through December 31, 1998

Year 2000 Risks

Southern Company is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. The company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the traditional business service territory to be isolated and short in duration.

   Southern Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its traditional business service territory. The company has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, Southern Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999.

   Southern Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to Southern Company's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to Southern Company are being developed.

Southern Company and Subsidiary Companies 1998 Annual Report


   There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their own Year 2000 issues. The risk associated with the progress of some operations outside the United States is a function of the local regulatory environment and the priorities of the entities with management control. Year 2000 issues are included in the list of due diligence activities associated with acquisitions; there is some risk associated with the subsequent validation of any given seller's representations.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the traditional business is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, Southern Company is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. Southern Company is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the traditional business service territory isolated and short in duration.

   Contingency planning efforts for the non-traditional business are generally in the initial phase.

FINANCIAL CONDITION

Overview

Southern Company's financial condition continues to remain strong. The company's common stock closed 1998 with the highest year-end closing price in history. Consolidated net income of $1.2 billion -- excluding non-recurring charges -- in 1998 increased $95 million compared with the prior year. In January 1999, Southern Company modified its dividend policy to lower, over time, the previously targeted payout ratio of approximately 75 percent. The quarterly dividend declared was maintained at 33 1/2 cents per share or $1.34 annually. This action allows more internally generated funds to be reinvested in the company, which is expected to increase long-term shareholder value.

   Gross property additions to utility plant were $2.0 billion in 1998. The majority of funds needed for gross property additions since 1995 has been provided from operating activities. Southern Energy acquired $670 million of generating assets in 1998 and sold an additional 26 percent interest in its United Kingdom subsidiary for $170 million. The Consolidated Statements of Cash Flows provide additional details.

Derivative Financial Instruments

Southern Company is exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the volatility attributable to these exposures, the company nets the exposures to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the company's policies in areas such as counterparty exposure and hedging practices. Generally, company policy is that derivatives are to be used only for hedging purposes. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

   The company's market risk exposures relative to interest rate changes and currency exchange fluctuations, as discussed later, have not changed materially versus the previous reporting period. In addition, the company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term.

   Interest rate swaps are used to hedge underlying debt obligations. These swaps hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. Additionally, the company has interest rate swaps in foreign currencies. These swaps are designated as hedges of the company's related debt issuance in the same currency.

   If the company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect annualized interest expense by approximately $35 million at December 31, 1998. Based on the company's overall interest rate exposure at December 31, 1998, including derivative and other interest rate sensitive instruments, a near-term 100 basis point change in interest rates would not materially affect the consolidated financial statements.

   The company has investments in the United Kingdom and Germany. For these investments, the company uses long-term cross-currency agreements to reduce a substantial portion of its exposure to fluctuations in the British pound sterling and German Deutschemark. These instruments are used to hedge the net investments in these countries. As a result of these swaps, a 10 percent



                                       11-15

Southern Company and Subsidiary Companies 1998 Annual Report


sustained decline of the British pound sterling and German Deutschemark versus the U.S. dollar would not materially affect the consolidated financial statements.

   The company also has investments in various emerging market countries where the net investments are not hedged, including Argentina, Brazil, Chile, Trinidad, Bahamas, Philippines, and China. The company relies on either currency pegs or contractual or regulatory links to the U.S. dollar to mitigate currency risk attributable to these investments. The company does not believe it has a material exposure to changes in exchange rates between the U.S. dollar and the currencies of these countries.

   Based on availability and economics, the company also uses currency swaps and forward agreements to hedge dollar-denominated debt issued by subsidiaries with a functional currency other than the U.S. dollar. These swaps offset the dollar cash flows, thereby effectively converting debt to the respective company's reporting currency. Gains and losses related to qualified hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses to that point continue to be deferred and are included in the basis of the underlying transaction.

   In addition to the non-trading activities, the company is exposed to market risks through its electricity and natural gas commodity trading business, which is primarily conducted through the company's joint venture relationship with Vastar. While this joint venture relationship is accounted for under the equity method of accounting, Southern Company -- through guarantees it has made jointly with Vastar -- is exposed to market risk. Southern Company and Vastar have agreed to indemnify each other against losses under such guarantees in proportion to their respective ownership shares of the joint venture. At December 31, 1998, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $152 million. Based upon the joint venture's statistical analysis of its credit risk, Southern Company's potential exposure under these contractual commitments would not materially differ from the estimated fair value. The joint venture's gross revenues and cost of sales for 1998 were $9.2 billion and $9.1 billion, respectively.

   To estimate and manage the market risk of its trading and marketing portfolio, the joint venture employs a daily Value at Risk (VAR) methodology. VAR is used to describe a probabilistic approach to measuring the exposure to market risk. VAR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated may have features that may trigger a potential loss in excess of calculated amounts if the changes in commodity prices exceed the confidence level of the model used. The calculation utilizes the standard deviation of seasonally adjusted historical changes in the value of the market risk sensitive commodity-based financial instruments to estimate the amount of change (i.e., volatility) in the current value of these instruments that could occur at a specified confidence level over a specified holding interval. The parameters used in the calculation include holding intervals ranging from five to 20 days, depending upon the type of instrument, the term of the instrument, the liquidity of the underlying market, and other factors. The models employ a 95 percent confidence level based on historical price movement. Based on the joint venture's VAR analysis of its overall commodity price risk exposure at December 31, 1998, management does not anticipate a materially adverse effect on the company's consolidated financial statements as a result of market fluctuations.

   In the United Kingdom, the company utilizes contracts to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity market. These contracts allow the company to effectively convert the majority of its anticipated wholesale electricity purchases from market prices to fixed prices. The gains and losses on these contracts are deferred and recognized as electricity is purchased. Recently, a market has developed for trading these contracts in the United Kingdom. However, due to the immaturity of this market and the complexity of the company's existing contracts, it is not practicable to estimate the fair value of these contracts.

   Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1998, exposure from these activities was not material to the consolidated financial statements.

   For additional information, see Note 1 to the financial statements under "Financial Instruments for Non-Trading and Trading Activities."

Southern Company and Subsidiary Companies 1998 Annual Report


Capital Structure

Southern Company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 37.4 percent in 1998, compared with 38.6 percent in 1997, and 45.1 percent in 1996.

   During 1998, the subsidiary companies sold, through public authorities, $210 million of pollution control revenue bonds. In addition, preferred stock of $200 million and capital and preferred securities of $435 million were issued in 1998. The companies continued to reduce financing costs by retiring higher-cost bonds and preferred stock. Retirements, including maturities, of bonds totaled $1.7 billion during 1998, $507 million during 1997, and $600 million during 1996. As a result, the composite interest rate on long-term debt decreased from
7.1 percent at December 31, 1995 to 6.42 percent at December 31, 1998. Retirements of preferred stock totaled $239 million during 1998, $660 million during 1997, and $179 million during 1996.

   In 1998, Southern Company raised net proceeds of $109 million from the issuance of common stock under the company's various stock plans. At the close of 1998, the company's common stock had a market value of 29 1/16 per share, compared with a book value of $14.04 per share. The market-to-book value ratio was 207 percent at the end of 1998, compared with 186 percent at year-end 1997, and 166 percent at year-end 1996.

Capital Requirements for Construction

The construction program of Southern Company is budgeted at $2.6 billion for 1999, $2.1 billion for 2000, and $2.1 billion for 2001. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

   The operating companies have approximately 2,700 megawatts of combined cycle generation scheduled to be placed in service by 2001. Southern Energy has under construction some 1,300 megawatts of owned capacity. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing for the core business in the Southeast.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $2.6 billion will be required by the end of 2001 for present improvement fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

   In late 1998, Southern Energy announced plans to acquire $801 million and $480 million of generating assets in California and New York, respectively. These transactions are expected to close in 1999.

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

   For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures of approximately $70 million, of which $16 million remains to be spent.

   A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.


                                       11-17

Southern Company and Subsidiary Companies 1998 Annual Report


   In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the new rules. The final rules affect 22 states including Alabama and Georgia. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known and the states have adopted their final rules.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: nitrogen oxide emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; control strategies to reduce regional haze; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

   Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for Southern Company amounted to $6 million in 1998 and $4 million in 1997. In 1996, the company was reimbursed $6 million for amounts previously expensed. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Brunswick, Georgia.

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

Sources of Capital

The amount and timing of additional equity capital to be raised in 1999 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1999 for the company's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

   The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

   The operating companies historically have relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for their benefit by public authorities, to meet their long-term external financing requirements. Recently, the operating companies' financings have consisted of unsecured debt and trust preferred securities. In this regard, the operating companies sought and obtained stockholder approval in 1997 or 1998 to amend their respective corporate charters eliminating restrictions on the amounts of unsecured indebtedness they may incur.

   To meet short-term cash needs and contingencies, Southern Company had approximately $872 million of cash and cash equivalents and $4.6 billion of unused credit arrangements with banks at the beginning of 1999.

Cautionary Statement Regarding Forward-Looking
Information

Southern Company's 1998 Annual Report contains forward-looking and historical information. The company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such

Southern Company and Subsidiary Companies 1998 Annual Report


indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of the subsidiary companies; potential business strategies --including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by the company; state and federal rate regulation in the United States; Year 2000 issues; changes in or application of environmental and other laws and regulations to which the company and its subsidiaries are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed in the reports -- including Form 10-K -- filed from time to time by the company with the SEC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Southern Company and Subsidiary Companies 1998 Annual Report

                                                                                1998                 1997              1996
============================================================================================================================
                                                                                               (in millions)
Operating Revenues                                                           $11,403              $12,611           $10,358
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                        2,371                2,281             2,245
   Purchased power                                                             1,243                3,033             1,103
   Other                                                                       2,112                1,930             1,860
Maintenance                                                                      887                  763               782
Depreciation and amortization                                                  1,539                1,367             1,133
Taxes other than income taxes                                                    599                  572               634
Income taxes                                                                     678                  725               747
Write down of South American assets (Note 5)                                     308                    -                 -
Write down of Rocky Mountain plant (Note 3)                                       34                    -                 -
Income tax benefit for write down of assets                                     (121)                   -                 -
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       9,650               10,671             8,504
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                               1,753                1,940             1,854
Other Income:
Interest income                                                                  243                  152                54
Equity in earnings of unconsolidated subsidiaries                                123                   35                 6
Other, net                                                                        57                   24                40
Income tax benefits (expenses) applicable to other income                          8                   34               (10)
Windfall profits tax assessed in United Kingdom (Note 8)                           -                 (148)                -
-----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 2,184                2,037             1,944
-----------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                       712                  678               530
Interest on notes payable                                                        108                  112               107
Amortization of debt discount, premium, and expense, net                          65                   34                33
Other interest charges                                                            68                   49                27
Minority interests in subsidiaries                                                80                   29                13
Distributions on capital and preferred securities of subsidiary companies        149                  120                22
Preferred dividends of subsidiary companies                                       25                   43                85
-----------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                1,207                1,065               817
-----------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $   977              $   972           $ 1,127
=============================================================================================================================
Common Stock Data: (Note 9)
  Average number of shares of common stock outstanding (in millions)             697                  685               673
  Basic and diluted earnings per share of common stock                         $1.40                $1.42             $1.68
  Cash dividends paid per share of common stock                                $1.34                $1.30             $1.26
-----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996
Southern Company and Subsidiary Companies 1998 Annual Report

                                                                                1998                 1997              1996
=============================================================================================================================
                                                                                               (in millions)
Operating Activities:
Consolidated net income                                                     $    977             $    972          $  1,127
Adjustments to reconcile consolidated net income
   to net cash provided from operating activities --
      Depreciation and amortization                                            1,773                1,592             1,338
      Deferred income taxes and investment tax credits                           (22)                  (5)               57
      Gain on asset sales                                                        (61)                 (25)              (59)
      Write down of South American assets                                        308                    -                 -
      Write down of Rocky Mountain plant                                          34                    -                 -
      Other, net                                                                (199)                 (64)               50
      Changes in certain current assets and liabilities
         excluding effects from acquisitions --
           Receivables, net                                                      151                 (229)              (25)
           Fossil fuel stock                                                     (35)                  53                57
           Materials and supplies                                                (10)                  21                47
           Accounts payable                                                      (17)                 138                19
           Other                                                                (151)                 172              (210)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                    2,748                2,625             2,401
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (2,005)              (1,859)           (1,229)
Southern Energy business acquisitions, net of cash acquired                     (998)              (2,925)                -
Sales of property                                                                281                   32               211
Other                                                                             86                  (13)             (275)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (2,636)              (4,765)           (1,293)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
   Common stock                                                                  234                  360               171
   Preferred stock                                                               200                    -                 -
   Capital and preferred securities                                              435                1,321               322
   First mortgage bonds                                                            -                    -                85
   Other long-term debt                                                        2,973                2,499             1,570
Redemptions --
   Common stock repurchased                                                     (125)                   -                 -
   Preferred stock                                                              (239)                (660)             (179)
   First mortgage bonds                                                       (1,487)                (168)             (426)
   Other long-term debt                                                         (599)                (802)           (1,754)
Increase (decrease) in notes payable, net                                       (353)                 509              (268)
Payment of common stock dividends                                               (933)                (889)             (846)
Miscellaneous                                                                     53                  126              (110)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                           159                2,296            (1,435)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             271                  156              (327)
Cash and Cash Equivalents at Beginning of Year                                   601                  445               772
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $    872             $    601          $    445
=============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
   Interest (net of amount capitalized)                                         $998                 $876              $677
   Income taxes                                                                 $839                 $823              $706
Southern Energy business acquisitions --
   Fair value of assets acquired                                              $1,072               $4,768                $-
   Less cash paid for common stock                                               998                2,925                 -
-----------------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                          $    74               $1,843                $-
=============================================================================================================================
The accompanying notes are an integral part of these statements.


                                       11-21

CONSOLIDATED BALANCE SHEETS
At December 31, 1998 and 1997
Southern Company and Subsidiary Companies 1998 Annual Report

==============================================================================================================================
Assets                                                                                         1998                    1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in millions)
Utility Plant:
Plant in service (Note 1)                                                                   $35,364                 $34,044
Less accumulated provision for depreciation                                                  13,239                  11,934
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             22,125                  22,110
Nuclear fuel, at amortized cost                                                                 217                     230
Construction work in progress (Note 4)                                                        1,782                   1,312
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                        24,124                  23,652
-----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Goodwill, net of accumulated amortization of
   $106 million in 1998 and $55 million in 1997 (Note 13)                                     2,067                   1,888
Property rights, net of accumulated amortization of
   $169 million in 1998 and $108 million in 1997                                              1,185                   1,389
Equity investments in unconsolidated subsidiaries                                             1,560                   1,168
Nuclear decommissioning trusts                                                                  516                     387
Miscellaneous                                                                                   644                     742
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         5,972                   5,574
-----------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                       872                     601
Special deposits                                                                                 87                     103
Receivables, less accumulated provisions for uncollectible accounts
   of $113 million in 1998 and $77 million in 1997                                            1,797                   2,007
Fossil fuel stock, at average cost                                                              252                     218
Materials and supplies, at average cost                                                         515                     493
Prepayments                                                                                     102                      98
Vacation pay deferred                                                                            81                      79
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         3,706                   3,599
-----------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                             1,036                   1,142
Prepaid pension costs                                                                           491                     383
Debt expense, being amortized                                                                   129                     101
Premium on reacquired debt, being amortized                                                     294                     285
Miscellaneous                                                                                   440                     519
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         2,390                   2,430
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                $36,192                 $35,255
=============================================================================================================================
The accompanying notes are an integral part of these balance sheets.

                                       11-22

At December 31, 1998 and 1997
Southern Company and Subsidiary Companies 1998 Annual Report

=============================================================================================================================
Capitalization and Liabilities                                                                 1998                    1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Capitalization (See accompanying statements):
Common stock equity                                                                        $  9,797                $  9,647
Preferred stock of subsidiaries                                                                 369                     493
Company or subsidiary obligated mandatorily redeemable
   capital and preferred securities                                                           2,179                   1,744
Long-term debt                                                                               10,472                  10,274
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                        22,817                  22,158
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year                                                      1,526                     784
Notes payable                                                                                 1,828                   2,064
Accounts payable                                                                              1,027                   1,049
Customer deposits                                                                               125                     133
Taxes accrued --
   Federal and state income                                                                      50                     120
   Other                                                                                        299                     259
Interest accrued                                                                                233                     262
Vacation pay accrued                                                                            112                     108
Miscellaneous                                                                                   542                     608
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         5,742                   5,387
-----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                    4,481                   4,650
Deferred credits related to income taxes (Note 8)                                               715                     746
Accumulated deferred investment tax credits                                                     723                     754
Employee benefits provisions                                                                    474                     431
Minority interests in subsidiaries                                                              535                     435
Prepaid capacity revenues                                                                        96                     110
Department of Energy assessments                                                                 64                      72
Disallowed Plant Vogtle capacity buyback costs                                                   54                      56
Storm damage reserves                                                                            24                      38
Miscellaneous                                                                                   467                     418
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         7,633                   7,710
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 7, 12, and 13)
Total Capitalization and Liabilities                                                        $36,192                 $35,255
=============================================================================================================================
The accompanying notes are an integral part of these balance sheets.



                                       11-23

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Southern Company and Subsidiary Companies 1998 Annual Report

=================================================================================================================================
                                                                         1998             1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)                    (percent of total)
Common Stock Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued -- 1998:  700 million shares
          -- 1997:  693 million shares
   Par value                                                         $  3,499         $  3,467
   Paid-in capital                                                      2,463            2,331
   Treasury, at cost (Note 9)                                             (58)               -
Retained earnings (Note 9)                                              3,878            3,842
Accumulated other comprehensive income                                     15                7
------------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                               9,797            9,647              42.9%             43.5%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
   4.20% to 7.00%                                                         135              136
$25 par or stated value --
   5.20% to 6.80%                                                         200              131
Adjustable and auction rates -- at 1/1/99:
   4.00% to 4.30%                                                         120              226
------------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $23 million)                        455              493
Less amount due within one year                                            86                -
------------------------------------------------------------------------------------------------------------------------------------
Total excluding amount due within one year                                369              493               1.6               2.2
------------------------------------------------------------------------------------------------------------------------------------
Company or Subsidiary Obligated Mandatorily
   Redeemable Capital and Preferred Securities (Note 10):
$25 liquidation value --
   6.85% to 7.00%                                                         235                -
   7.13% to 7.38%                                                         297               97
   7.60% to 7.63%                                                         415              415
   7.75%                                                                  649              649
   8.14% to 9.00%                                                         583              583
------------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $168 million)                 2,179            1,744               9.6               7.9
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt of Subsidiaries:
First mortgage bonds --
   Maturity                        Interest Rates
   --------                        --------------
   1998                            5.00% to 8.67%                           -              238
   1999                            6.13% to 8.67%                         373              373
   2000                            6.00% to 8.67%                         209              349
   2001                            8.67%                                    9                9
   2002                            6.85% to 8.67%                          10              260
   2003                            6.13% to 8.67%                         635              635
   2004 through 2008               6.07% to 8.67%                         197              372
   2009 through 2013               8.67%                                   75               75
   2014 through 2018               8.67%                                   56               56
   2019 through 2023               7.30% to 8.75%                         614            1,298
   2024 through 2028               6.88% to 9.00%                         287              287



                                       11-24

At December 31, 1998 and 1997
Southern Company and Subsidiary Companies 1998 Annual Report

===========================================================================================================================
                                                                1998             1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)                    (percent of total)
Other long-term debt --
   Pollution control revenue bonds --
      Collateralized:
         4.38% to 6.75% due 2000-2026                            954            1,154
         Variable rates (3.10% to 5.25% at 1/1/99)
           due 2011-2025                                         639              639
      Non-collateralized:
         6.75% to 7.25% due 2003-2020                            110              110
         5.80% due 2022                                            -               10
         Variable rates (3.15% to 5.33% at 1/1/99)
           due 2021-2037                                         880              670
   Long-term notes payable --
      5.21% to 11.00% due 1998-2002                               -               481
      6.13% to 11.00% due 1999-2002                              437                -
      5.35% to 10.00% due 2003-2004                              361               47
      5.49% to 10.50% due 2005                                   551               73
      6.80% to 8.14% due 2006                                    582              578
      7.16% to 10.25% due 2007                                   447              475
      3.66% to 10.56% due 2008-2015                              959              362
      6.38% to 8.12% due 2018-2038                               803               20
      6.88% to 7.13% due 2047-2048                               729              194
      Adjustable rates (5.23% to 7.10% at 1/1/99)
         due 1998-2001                                           397              710
      Adjustable rates (6.58% at 1/1/99)
         due 2002                                                793              847
      Adjustable rates (3.96% at 1/1/99)
         due 2004                                                516              478
      Adjustable rates (6.93% to 7.57% at 1/1/99)
         due 2005-2007                                           252              201
Capitalized lease obligations                                    135              142
Unamortized debt premium (discount), net                         (98)             (85)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
   requirement -- $771 million)                               11,912           11,058
Less amount due within one year (Note 11)                      1,440              784
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year           10,472           10,274              45.9              46.4
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                         $22,817          $22,158             100.0%            100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.




                                       11-25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Southern Company and Subsidiary Companies 1998 Annual Report

=================================================================================================================================
                                                                                     1998                 1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Consolidated Net Income                                                              $977                 $972            $1,127
Other comprehensive income:
   Foreign currency translation adjustments                                            12                  (10)               31
   Gain on investments realized in net income                                           -                    -               (42)
   Less applicable income taxes (benefits)                                              4                   (3)               (4)
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Comprehensive Income                                                    $985                 $965            $1,120
==================================================================================================================================



CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1998, 1997, and 1996
=================================================================================================================================
                                                                                     1998                 1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Balance at Beginning of Year                                                       $2,331               $2,053            $1,920
Proceeds from sales of common stock over the par value -- 6.3 million,
   16.4 million, and 7.5 million shares in 1998, 1997, and 1996, respectively         132                  278               133
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                             $2,463               $2,331            $2,053
==================================================================================================================================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996
==================================================================================================================================
                                                                                     1998                 1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Balance at Beginning of Year                                                       $3,842               $3,764            $3,483
Consolidated net income                                                               977                  972             1,127
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    4,819                4,736             4,610
Cash dividends on common stock                                                        933                  889               846
Capital and preferred stock transactions, net                                           8                    5                 -
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 9)                                                    $3,878               $3,842            $3,764
==================================================================================================================================


CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 1998, 1997, and 1996
===================================================================================================================================
                                                                                     1998                 1997              1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Balance at Beginning of Year                                                         $  7                  $14               $21
Change during the year                                                                  8                   (7)               (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                $15                 $  7               $14
====================================================================================================================================
The accompanying notes are an integral part of these statements.


                                       11-26

NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 1998 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

General

Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and other direct and indirect subsidiaries. The operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power --are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission
(SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies also are subject to regulation by the FERC and their respective state public service commissions. The companies follow generally accepted accounting principles and comply with the accounting policies and practices prescribed by their respective commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates. All material intercompany items have been eliminated in consolidation.

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

                                           1998           1997
---------------------------------------------------------------
                                             (in millions)
Deferred income taxes                    $1,036         $1,142
Deferred Plant Vogtle costs                   -             50
Premium on reacquired debt                  294            285
Demand-side programs                          -             11
Department of Energy assessments             57             63
Vacation pay                                 81             79
Deferred fuel charges                         -              4
Postretirement benefits                      36             38
Work force reduction costs                   17             37
Deferred income tax credits                (715)          (746)
Storm damage reserves                       (24)           (36)
Other, net                                  145            152
---------------------------------------------------------------
Total                                    $  927         $1,079
===============================================================

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

Revenues and Fuel Costs

The operating companies accrue revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The operating companies' electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and


                                       11-27

Southern Company and Subsidiary Companies 1998 Annual Report


certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

   Southern Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

   Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $133 million in 1998, $144 million in 1997, and $142 million in 1996. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. The DOE failed to begin disposing of spent fuel in January 1998, as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2017 at Plant Vogtle, and into 2009 and 2013 at Plant Farley units 1 and 2, respectively. Plant Vogtle's spent fuel storage capacity includes the installation in 1998 of additional rack capacity. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

   Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 1998, under this law to be approximately $31 million and $24 million. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.4 percent in 1998, 3.4 percent in 1997, and 3.3 percent in 1996. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

   Georgia Power recorded additional depreciation of electric plant amounting to $316 million in 1998, $159 million in 1997, and $24 million in 1996. The accumulated depreciation related to these charges is $505 million at December 31, 1998. See Note 3 under "Georgia Power 1998 Retail Rate Order" for additional information.

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

   Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a specific facility as of its retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- based on the most current study as



                                       11-28

Southern Company and Subsidiary Companies 1998 Annual Report


of December 31, 1998, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
---------------------------------------------------------------
Site study basis (year)             1998       1997       1997
Decommissioning periods:
   Beginning year                   2017       2014       2027
   Completion year                  2031       2027       2038
---------------------------------------------------------------
                                        (in millions)
Site study costs:
   Radiated structures              $629       $372       $317
   Non-radiated structures            60         33         44
---------------------------------------------------------------
Total                               $689       $405       $361
===============================================================
                                        (in millions)
Ultimate costs:
   Radiated structures            $1,868       $722    $   922
   Non-radiated structures           178         65        129
----------------------------------------------------------------
Total                             $2,046       $787     $1,051
================================================================

Significant assumptions:
   Inflation rate                    4.5%       3.6%       3.6%
   Trust earning rate                7.0        6.5        6.5
----------------------------------------------------------------

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.

   Annual provisions for nuclear decommissioning are based on an annuity method as approved by the respective state public service commissions. The amount expensed in 1998 and fund balances were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
---------------------------------------------------------------
                                        (in millions)
Amount expensed in 1998             $ 18       $ 11       $  9
Accumulated provisions:
   Balance in external trust
      funds                         $232       $172       $112
   Balance in internal reserves       42         19         12
---------------------------------------------------------------
Total                               $274       $191       $124
===============================================================

   Alabama Power's decommissioning costs for ratemaking are based on the site study. For Georgia Power effective January 1, 1999, the GPSC increased the annual provision for decommissioning expenses to $26 million. This amount is based on the NRC generic estimate to decommission the radioactive portion of the facilities as of 1997. The estimates are $526 million and $438 million for plants Hatch and Vogtle, respectively. The ultimate costs associated with the 1997 NRC minimum funding requirements are $1.1 billion and $1.3 billion for plants Hatch and Vogtle, respectively. Significant assumptions include an estimated inflation rate of 3.6 percent and an estimated trust earnings rate of
6.5 percent. Alabama Power and Georgia Power expect their respective state public service commissions to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

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

Property Rights

Included in property rights are leasehold interests in Southern Energy's power generation facilities that are developed under build, operate, and transfer agreements with foreign governments. Southern Energy's construction costs are initially recorded as construction work in progress, and -- after completion -- these costs are recorded as leasehold interests. These costs are amortized over the length of time the facility is operated before transferring ownership to the local government. Also included in property rights is a concession agreement assigned in 1993 by the Argentine government to Southern Energy for the operation of a hydroelectric plant.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.


                                       11-29

Southern Company and Subsidiary Companies 1998 Annual Report


Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Foreign Currency Translation

Assets and liabilities of Southern Company's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income. The financial statements of international operations, where the U.S. dollar is the functional currency, reflect certain transactions denominated in the local currency that have been remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars creates gains and losses from foreign currency transactions that are included in consolidated net income. Foreign exchange gains and losses are not material for all periods presented.

Comprehensive Income

In 1998, Southern Company adopted FASB Statement No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated financial statements. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Financial Instruments for Non-Trading Activities

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

   Southern Company's international operations are exposed to the effects of foreign currency exchange rate fluctuations. To protect against this exposure, the company utilizes currency swaps to hedge its net investment in certain foreign subsidiaries, which has the effect of converting foreign currency cash inflows into U.S. dollars at fixed exchange rates. Gains or losses on these currency swaps, designated as hedges of net investments, are offset against the translation effects reflected in other comprehensive income, net of tax.

   Non-trading financial derivative instruments held at December 31, 1998, were as follows:

                     Year of                      Unrecognized
                    Maturity or      Notional       Gain
Type                Termination        Amount      (Loss)
-------------------------------     ----------------------------
                                           (in millions)
Interest rate
   swaps:             2002-2016          $928        $(69)
                      2001-2012    (pound)600       $(130)
                      2002-2007         DM691        $(30)
Cross currency
   swaps              2001-2007    (pound)429         $11
Cross currency
   swaption                2003         DM555        $(18)
----------------------------------------------------------------
(pound) - Denotes British pound sterling.
DM - Denotes Deutschemark.

   The company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the company's exposure to counterparty credit risk. The company is unaware of any counterparties that will fail to meet their obligations.

   In the United Kingdom, the company utilizes contracts to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity market. These contracts allow the company to effectively convert the majority of its anticipated wholesale electricity purchases from market prices to fixed prices. The gains and losses on these contracts are deferred and recognized as electricity is purchased. Recently, a market has developed for trading these contracts in the United Kingdom. However, due to the immaturity of this market and the complexity of the company's existing contracts, it is not practicable to estimate the fair value of these contracts.

                                       11-30

Southern Company and Subsidiary Companies 1998 Annual Report


   Other Southern Company financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying           Fair
                                         Amount          Value
----------------------------------------------------------------
                                              (in millions)
Long-term debt:
   At December 31, 1998                 $11,777        $11,626
   At December 31, 1997                  10,916         11,160
Capital and preferred securities:
   At December 31, 1998                   2,179          2,288
   At December 31, 1997                   1,744          1,826
----------------------------------------------------------------

   The fair values for long-term debt and capital and preferred securities were based on either closing market price or closing price of comparable instruments.

Financial Instruments for Trading Activities

Effective in January 1998, Southern Energy and Vastar Resources, Inc. (Vastar) combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. See Note 5 under "Energy Trading and Marketing Commitments" for additional information. Financial statement disclosure related to Southern Energy's energy trading and marketing activities for 1997 -- prior to the formation of the joint venture was presented as follows:

   Derivative financial instruments used for trading purposes primarily relate to commodities associated with the energy sector, such as electricity, natural gas, and crude oil. These instruments were recorded at fair value for balance sheet purposes. The determination of fair value considers various factors, such as closing exchange prices, broker price quotations, and model pricing. Model pricing considers time value and volatility factors underlying any options and contractual commitments. These transactions were accounted for using the mark-to-market method of accounting in which the unrealized gains or losses resulting from the impact of price movements are recognized as net gains or losses in the consolidated statements of income. If the company has a master netting agreement with counterparties, net positions were recognized for consolidated balance sheet and income statement purposes.

   In 1997, the company provided price risk management services by entering into a variety of contractual commitments such as price cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement, and are either executed on an exchange or traded as over-the-counter (OTC) instruments. Contractual commitments had widely varying terms and durations that ranged from a few hours to a number of years depending on the instrument. The majority of the company's transactions at December 31, 1997, were short-term in duration, with a weighted average maturity of approximately 1.3 years.

   All contractual commitments used for trading purposes were recorded at fair value. Contracts in a net receivable position, as well as options held, were reported as assets. Similarly, contractual commitments in a net payable position, as well as options written, were reported as liabilities. The net unrealized gain from risk management services amounted to $8 million at December 31, 1997. Contractual commitments reflected in the Consolidated Balance Sheets at December 31, 1997 were as follows:

                               Net
                            Notional           Fair Value
                             Amounts       --------------------
1997                (Kilowatt-Hours)       Assets  Liabilities
-----               -------------------------------------------
                                    (in millions)
Exchange-issued
   products:
      Futures
         contracts               904          $14          $15
      Other                      958            1            1
---------------------------------------------------------------
Total                          1,862           15           16
---------------------------------------------------------------
OTC products:
   Forward
      contracts                2,643           69           62
   Swaps                        (473)           1            -
   Other                         639            9            8
---------------------------------------------------------------
Total                          2,809           79           70
---------------------------------------------------------------
Total                          4,671          $94          $86
===============================================================

   Notional amounts -- stated in equivalent millions of kilowatt-hours -- are indicative only of the volume of activity and are not a measure of market risk. Notional amounts of natural gas and crude oil positions are reflected in equivalent kilowatt-hours based on standard conversion rates.


                                       11-31

Southern Company and Subsidiary Companies 1998 Annual Report


   The annual average gross balances of the company's options and contractual commitments used for trading purposes, based on month-end balances were as follows:

                                         Average Fair Value
                                    -----------------------------
1997                                  Assets       Liabilities
----                                -----------------------------
                                            (in millions)
Commodity instruments:
   Electricity                           $97               $94
   Gas                                     6                 6
   Other                                   7                 6
-----------------------------------------------------------------

2. RETIREMENT BENEFITS

Southern Company has defined benefit, trusteed, pension plans that cover substantially all employees. In the United States, Southern Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The operating companies fund trusts to the extent deductible under federal income tax regulations or to the extent required by their respective regulatory commissions. In 1998, Southern Company adopted FASB Statement No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits. The measurement date is September 30 for each year.

Pension Plans

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                Projected
                                           Benefit Obligations
                                           ---------------------
                                             1998         1997
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $3,701       $3,624
Service cost                                   99           94
Interest cost                                 273          271
Benefits paid                                (201)        (163)
Actuarial (gain) loss                         298         (125)
----------------------------------------------------------------
Balance at end of year                     $4,170       $3,701
================================================================

                                               Plan Assets
                                           --------------------
                                             1998         1997
---------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $5,931       $5,212
Actual return on plan assets                  223          911
Employer contributions                          4            9
Benefits paid                                (180)        (201)
---------------------------------------------------------------
Balance at end of year                     $5,978       $5,931
===============================================================

   The accrued pension costs recognized in the Consolidated Balance Sheet were as follows:

                                             1998         1997
----------------------------------------------------------------
                                                (in millions)
Funded status                             $ 1,808      $ 2,230
Unrecognized transition obligation            (89)        (101)
Unrecognized prior service cost               119          126
Unrecognized net gain                      (1,347)      (1,874)
Fourth quarter contributions                    -            2
----------------------------------------------------------------
Prepaid asset recognized in the
   Consolidated Balance Sheets            $   491      $   383
================================================================

   Components of the plans' net periodic cost were as follows:

                                    1998      1997       1996
----------------------------------------------------------------
                                          (in millions)
Service cost                       $  99     $  94      $  99
Interest cost                        273       271        267
Expected return on
   plan assets                      (425)     (394)      (378)
Recognized net gain                  (47)      (42)       (29)
Net amortization                      (9)       (9)       (12)
----------------------------------------------------------------
Net pension cost (income)          $(109)    $ (80)     $ (53)
================================================================

   The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefits were:

                                             1998         1997
-----------------------------------------------------------------
Discount                                     6.75%        7.50%
Annual salary increase                       4.25         5.00
Long-term return on plan assets              8.50         8.50
-----------------------------------------------------------------

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                Projected
                                           Benefit Obligations
                                          ------------------
                                             1998         1997
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $  935         $870
Service cost                                   18           18
Interest cost                                  69           67
Benefits paid                                 (35)         (27)
Actuarial (gain) loss                          50            7
----------------------------------------------------------------
Balance at end of year                     $1,037         $935
================================================================

                                       11-32

Southern Company and Subsidiary Companies 1998 Annual Report

                                                Plan Assets
                                           ---------------------
                                             1998         1997
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year                 $294         $260
Actual return on plan assets                    8           32
Employer contributions                         69           29
Benefits paid                                 (35)         (27)
----------------------------------------------------------------
Balance at end of year                       $336         $294
=================================================================

   The accrued postretirement costs recognized in the Consolidated Balance Sheet were as follows:

                                             1998         1997
-----------------------------------------------------------------
                                                (in millions)
Funded status                               $(701)       $(641)
Unrecognized transition obligation            219          233
Unrecognized prior service cost                 -           (4)
Unrecognized net loss (gain)                  117           68
Fourth quarter contributions                   30           41
-----------------------------------------------------------------
Accrued liability recognized in the
   Consolidated Balance Sheets              $(335)       $(303)
=================================================================

   Components of the plans' net periodic cost were as follows:


                                    1998      1997       1996
-----------------------------------------------------------------
                                          (in millions)
Service cost                        $ 18      $ 18       $ 20
Interest cost                         69        66         60
Expected return on
   plan assets                       (21)      (18)       (14)
Recognized net gain                    2         3          3
Net amortization                      14        17         15
--------------------------------------------------------------
Net postretirement cost             $ 82      $ 86       $ 84
==============================================================

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of
8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows:

                                      1 Percent      1 Percent
                                      Increase        Decrease
----------------------------------------------------------------
                                            (in millions)
Benefit obligation                      $75               $(63)
Service and interest costs                7                 (6)
----------------------------------------------------------------

Work Force Reduction Programs

Southern Company has incurred additional costs for work force reduction programs. The costs related to these programs were $32 million, $50 million, and $85 million, for the years 1998, 1997, and 1996, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $17 million at December 31, 1998.

3. LITIGATION AND REGULATORY MATTERS

Alabama Power Appliance Warranty Litigation

In 1996, a class action against Alabama Power was filed charging Alabama Power with fraud and non-compliance with regulatory statutes relating to the offer, sale, and financing of "extended service contracts" in connection with the sale of electric appliances. The plaintiffs seek damages in an unspecified amount. Alabama Power has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The trial court has granted partial summary judgment in favor of the plaintiffs. Alabama Power has appealed this decision to the Supreme Court of Alabama. The final outcome of this case cannot now be determined.

Alabama Power Environmental Litigation

On November 30, 1998, total judgments of nearly $53 million were entered in favor of five plaintiffs against Alabama Power and two large textile manufacturers. The plaintiffs alleged that the manufacturers had discharged certain polluting substances into a stream that empties into Lake Martin, a hydroelectric reservoir owned by Alabama Power, and that such discharges had reduced the value of the plaintiffs' residential lots on Lake Martin. Of the total amount of the judgments, $155 thousand was compensatory damages and the remainder was punitive damages. The damages were assessed against all three defendants jointly. Post-trial motions have been filed, and, if relief is not granted at the trial court level, Alabama Power will appeal these judgments to the Supreme Court of Alabama. While Alabama Power believes that these judgments should be reversed or set aside, the final outcome of this matter cannot now be determined.




                                       11-33

Southern Company and Subsidiary Companies 1998 Annual Report


Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the Environmental Protection Agency (EPA) that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1998, Georgia Power had recorded approximately $5 million in cumulative expenses associated with the site. This represents Georgia Power's agreed-upon share of the removal and remedial investigation and feasibility study costs.

   The final outcome of this matter cannot now be determined. However, based on the nature and extent of Georgia Power's activities relating to the site, management believes that the company's portion of any remaining remediation costs should not be material to the financial statements.

FERC Review of Equity Returns

   On September 21, 1998, the FERC entered separate orders affirming the outcome of the administrative law judge's opinions in two proceedings in which the return on common equity component of formula rates contained in substantially all of the operating companies' wholesale power contracts was being challenged as unreasonably high. These orders resulted in no change in the wholesale power contracts that were the subject of such proceedings. The FERC also dismissed a complaint filed by three customers under long-term power sales agreements seeking to lower the equity return component in such agreements. These customers have filed applications for rehearing regarding each FERC order. In response to a requirement of the September 1998 FERC orders, Southern Company filed a new equity return component on the long-term power sales contracts, to be effective January 5, 1999. The proposed equity return was lowered from 13.75 percent to
12.50 percent. If the filed equity return is approved, the estimated impact on Southern Company's revenues will be approximately $7 million annually. The FERC placed the new rates into effect subject to refund. Also, this filing was consolidated with the new proceeding discussed below.

   On December 28, 1998, the FERC staff filed a motion asking the FERC to initiate a new proceeding regarding the equity return and other issues involving the operating companies' formula rate contracts. The motion was submitted pursuant to review procedures applicable to these contracts, and would be applicable to billings under such contracts on and after January 1, 1999.

Southern Company Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service (IRS) entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement received final approval by the Joint Congressional Committee on Taxation in June 1998 and as a result, Alabama Power and Georgia Power recognized interest income in 1998 of $14 million and $69 million, respectively. The refund by the IRS has been received and this matter is now concluded.

Mobile Energy Services Petition for Bankruptcy

On January 14, 1999, Mobile Energy Services Company, LLC (MESC) -- an indirect subsidiary of Southern Company -- filed a petition for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court for the Southern District of Alabama. MESC is the owner and operator of a facility that generates electricity, produces steam, and processes black liquor as part of a pulp and paper complex in Mobile, Alabama. This action is in response to Kimberly-Clark Tissue Company's announcement in May 1998 of plans to close its pulp mill, effective September 1, 1999. As a part of the filing, MESC also is seeking payment for damages from Kimberly-Clark Tissue Company. MESC will continue to operate the facility as debtors-in possession, subject to the supervision and orders of the bankruptcy court. A reorganization plan has not yet been filed by MESC.

   Southern Company's equity investment in MESC was $20 million and MESC's total assets were $392 million at December 31, 1998. MESC contributed $4 million and $6 million to consolidated net income in 1998 and 1997, respectively. At December 31, 1998, MESC had senior debt outstanding of $234 million of first mortgage bonds and $85 million related to tax-exempt bonds. MESC paid in January 1999 its regular semi-annual payment of $17 million to its bondholders. The final outcome of this matter cannot now be determined.

Alabama Power Rate Adjustment Procedures

In November 1982, the Alabama Public Service Commission (APSC) adopted rates that provide for periodic adjustments based upon Alabama Power's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The rate adjustment procedures allow a return on common equity range of 13 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.


                                       11-34

Southern Company and Subsidiary Companies 1998 Annual Report


   In June 1995, the APSC issued a rate order granting Alabama Power's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

   In December 1995, the APSC issued an order authorizing Alabama Power to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing Alabama Power to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by Alabama Power. In 1998, Alabama Power -- in accordance with the 1995 rate order -- recorded $33 million of additional amortization of premium on reacquired debt.

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

   In June 1996, the GPSC initiated a review of this plant. On January 14, 1998, the GPSC ordered that Georgia Power be allowed to include approximately $108 million of its $142 million investment in rate base as of December 31, 1998. In December 1998, Georgia Power recorded a write down of $34 million -- $21 million after taxes -- on its investment in Rocky Mountain as a result of the GPSC's 1998 retail rate order discussed later. This matter is now concluded.

Georgia Power 1998 Retail Rate Order

As required by the GPSC, Georgia Power filed a general rate case in 1998. On December 18, 1998, the GPSC approved a new three-year rate order for Georgia Power. Under the terms of the order, Georgia Power's earnings will continue to be evaluated against a retail return on common equity range of 10 percent to
12.5 percent. Georgia Power's annual retail rates will be decreased by $262 million effective January 1, 1999, and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, and up to an additional $50 million annually in 2000 and 2001 of any earnings in excess of the 12.5 percent return, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings in excess of the
12.5 percent return in any year will be applied to rate reductions and the remaining one-third retained by Georgia Power. During the term of the order, Georgia Power will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Georgia Power is required to file a general rate case on July 1, 2001. At that time, the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued.

4. CONSTRUCTION PROGRAM

Southern Company is engaged in continuous construction programs, currently estimated to total some $2.6 billion in 1999, $2.1 billion in 2000, and $2.1 billion in 2001. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; acquisition of additional generating assets; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1998, significant purchase commitments were outstanding in connection with the construction program. The operating companies have approximately 2,700 megawatts of combined cycle generation scheduled to be placed in service by 2001. Southern Energy has under construction some 1,300 megawatts of owned capacity. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5. INVESTMENTS, FINANCING, AND
   COMMITMENTS

Investments

In December 1998, Southern Energy designed and implemented a plan to dispose of its Argentinean and Chilean investments by December 31, 1999. As a result,


                                       11-35

Southern Company and Subsidiary Companies 1998 Annual Report


Southern Energy recorded an after-tax write down of approximately $200 million in 1998 to reflect the difference between the carrying value of these assets and the estimated fair value of the businesses. Southern Energy estimated the fair value of the businesses held for sale based upon bids received from prospective buyers, if available, or the discounted expected future cash flows to be generated by the assets. The adjusted carrying value of these assets held for disposal at December 31, 1998 was $90 million. These assets impacted the Consolidated Statements of Income as follows:

                       Operating      Operating     Consolidated
Year                    Revenues        Income         Net Income
----                ---------------------------------------------
1998                       $180           $39               $ 5
1997                        180            38                 5
1996                        157            20                (5)

   Depreciation expense was suspended beginning January 1999, and the after-tax amount of depreciation recorded in 1998 was $16 million. Southern Energy is actively pursuing and/or negotiating with potential buyers. However at this time, a definitive agreement has not been entered into.

   Southern Energy acquired $670 million of generating assets in 1998 and sold an additional 26 percent interest in its United Kingdom subsidiary for $170 million. In late 1998, Southern Energy announced plans to acquire $801 million and $480 million of generating assets in California and New York, respectively. These transactions are expected to close in 1999. At December 31, 1998, Southern Energy's total assets amounted to $12 billion.

Financing

The amount and timing of additional equity capital to be raised in 1999 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

   The operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The companies may issue additional long-term debt and preferred securities primarily for debt maturities and for redeeming higher-cost securities if market conditions permit.

Bank Credit Arrangements

At the beginning of 1999, unused credit arrangements with banks totaled $4.6 billion, of which $2.7 billion expires during 1999, $304 million during 2000 to 2001, $1.0 billion during 2002, and $593 million during 2003 and 2004. The following table outlines the credit arrangements by company:

                                   Amount of Credit
                        -----------------------------------------
                                                Expires
                                             --------------------
                                                        2000 &
Company                   Total    Unused      1999     beyond
--------                -----------------------------------------
                                     (in millions)
Alabama Power            $  758    $  758    $  678     $   80
Georgia Power             1,252     1,252       722        530
Gulf Power                  103        97        97          -
Mississippi Power            96        76        56         20
Savannah Electric            61        61        41         20
Southern Company          2,000     2,000     1,000      1,000
Southern Energy             907       340        71        269
Other                        70        54        54          -
-----------------------------------------------------------------
Total                    $5,247    $4,638    $2,719     $1,919
=================================================================

   Approximately $2.0 billion of the credit facilities allows for term loans ranging from one to three years. Most of the agreements include stated borrowing rates but also allow for competitive bid loans.

   All of the credit arrangements require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal. Of the total $4.6 billion in unused credit, $1.7 billion and $1.0 billion are syndicated credit arrangements of Southern Company and Georgia Power, respectively. These facilities also require the payment of agent fees.

   A portion of the $4.6 billion unused credit with banks is allocated to provide liquidity support to the companies' variable rate pollution control bonds. At December 31, 1998, the amount of the credit lines allocated for this purpose was $1.4 billion.

   In addition, the companies from time to time borrow under uncommitted lines of credit with banks. Also, Southern Company, Alabama Power, Georgia Power, and Southern Energy borrow through commercial paper programs that have the liquidity support of committed bank credit arrangements.


                                       11-36

Southern Company and Subsidiary Companies 1998 Annual Report


Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of the generating plants, Southern Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Also, Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated long-term obligations at December 31, 1998, were as follows:
                                                     Purchased
Year                                    Fuel           Power
-----                              ----------------------------
                                           (in millions)
1999                                  $1,674            $  161
2000                                   1,248               168
2001                                   1,048               170
2002                                     860               173
2003                                     824               177
2004 and thereafter                    3,464             1,522
----------------------------------------------------------------
Total commitments                     $9,118            $2,371
================================================================

Operating Leases

Southern Company has operating lease agreements with various terms and expiration dates. These expenses totaled $50 million, $33 million, and $25 million for 1998, 1997, and 1996, respectively. At December 31, 1998, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                                   Amounts
-----                                                 ---------
                                                  (in millions)
1999                                                     $  46
2000                                                        39
2001                                                        31
2002                                                        30
2003                                                        29
2004 and thereafter                                        304
---------------------------------------------------------------
Total minimum payments                                    $479
===============================================================

Energy Trading and Marketing Commitments

In January 1998, Southern Energy and Vastar combined their energy trading and marketing activities to form a joint venture, Southern Company Energy Marketing
(SCEM). Southern Company and Vastar have separately made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. Southern Company and Vastar have agreed to indemnify each other against losses under such guarantees in proportion to their respective ownership shares of SCEM. Southern Company's ownership interest is 60 percent. At December 31, 1998, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $152 million. Based upon the SCEM's statistical analysis of its credit risk, Southern Company's potential exposure under these contractual commitments would not materially differ from the estimated fair value. SCEM's gross revenues and cost of sales for 1998 were $9.2 billion and $9.1 billion, respectively.

   Southern Energy has guaranteed certain minimum annual cash distributions, subject to exclusions, payable by SCEM to Vastar. These distributions before adjustments total $105 million for the period 1999-2002.

   Vastar has the right -- exercisable in the period from December 1, 2002 through the first business day of 2003 -- to sell its remaining interest in SCEM to Southern Energy. The price will range from $130 million to $210 million depending on the interest owned by Vastar at that time, plus certain other contractual considerations.

Assets Subject to Lien

Each of Southern Company's subsidiaries is organized as a legal entity, separate, and apart from Southern Company and its other subsidiaries. The subsidiary companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises. There are no agreements or other arrangements among the subsidiary companies under which the assets of one company have been pledged or otherwise made available to satisfy obligations of Southern Company or any of its other subsidiaries.

6. FACILITY SALES AND JOINT OWNERSHIP
   AGREEMENTS

Alabama Power owns an undivided interest in units 1 and 2 of Plant Miller and related facilities jointly with Alabama Electric Cooperative, Inc.

   Georgia Power owns undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts, together with transmission facilities, jointly with OPC, the Municipal Electric Authority of Georgia, and the city of Dalton, Georgia. In addition, Georgia Power has joint ownership agreements with OPC for

                                       11-37

Southern Company and Subsidiary Companies 1998 Annual Report


the Rocky Mountain project and with Florida Power Corporation (FPC) for a combustion turbine unit at Intercession City, Florida.

   At December 31, 1998, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                             Jointly Owned Facilities
                       ------------------------------------------
                         Percent     Amount of     Accumulated
                       Ownership    Investment    Depreciation
                       ---------  ------------   ----------------
                                         (in millions)
Plant Vogtle
   (nuclear)                45.7%       $3,296          $1,514
Plant Hatch
   (nuclear)                50.1           840             538
Plant Miller
   (coal)
   Units 1 and 2            91.8           717             330
Plant Scherer
   (coal)
   Units 1 and 2             8.4           112              48
Plant Wansley
   (coal)                   53.5           298             141
Rocky Mountain
   (pumped storage)         25.4           169              61
Intercession City
   (combustion turbine)     33.3            12               *
-----------------------------------------------------------------
*Less than $1 million.

   Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

7. LONG-TERM POWER SALES AGREEMENTS

The operating companies have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues amounted to $196 million in 1998, $203 million in 1997, and $217 million in 1996.

   Unit power from specific generating plants is currently being sold to Florida Power & Light Company (FP&L), FPC, Jacksonville Electric Authority (JEA), and the city of Tallahassee, Florida. Under these agreements, approximately 1,600 megawatts of capacity is scheduled to be sold in 1999. Thereafter, these sales will decline to some 1,500 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 with a minimum of three years notice -- until the expiration of the contracts in 2010.

8. INCOME TAXES

At December 31, 1998, the tax-related regulatory assets and liabilities were $1.0 billion and $715 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of income tax provisions are as follows:

                                     1998       1997      1996
---------------------------------------------------------------
                                           (in millions)
Total provision for income taxes:
Federal --
   Currently payable                $ 451      $ 547      $569
   Deferred -- current year           195        188       116
            -- reversal of
                 prior years         (208)      (160)      (74)
---------------------------------------------------------------
                                      438        575       611
---------------------------------------------------------------
State --
   Currently payable                  106        104        82
   Deferred -- current year            28         15        23
            -- reversal of
                  prior years         (31)       (19)       (9)
---------------------------------------------------------------
                                      103        100        96
---------------------------------------------------------------
International --
   Windfall profits tax
   assessed in United Kingdom           -        148         -
   Other                                8         16        50
---------------------------------------------------------------
Total                                 549        839       757
Less income taxes charged
   (credited) to other income          (8)       114        10
---------------------------------------------------------------
Total income taxes charged
   to operations                    $ 557      $ 725      $747
===============================================================

   The first half of the windfall profits tax assessed in the United Kingdom was paid in December 1997, and the remainder in December 1998.


                                       11-38

Southern Company and Subsidiary Companies 1998 Annual Report


   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                1998      1997
---------------------------------------------------------------
                                                 (in millions)
Deferred tax liabilities:
   Accelerated depreciation                   $3,315    $3,345
   Property basis differences                  1,667     1,756
   Other                                         403       269
---------------------------------------------------------------
Total                                          5,385     5,370
---------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes        104       108
   Other property basis differences              239       245
   Deferred costs                                132       116
   Pension and other benefits                     79        72
   Other                                         293       197
---------------------------------------------------------------
Total                                            847       738
---------------------------------------------------------------
Net deferred tax liabilities                   4,538     4,632
Portion included in current assets, net          (57)       18
---------------------------------------------------------------
Accumulated deferred income taxes
   in the Consolidated Balance Sheets         $4,481    $4,650
===============================================================

   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $38 million in 1998, $30 million in 1997, and $33 million in 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1998      1997     1996
----------------------------------------------------------------
Federal statutory rate                 35.0%     35.0%    35.0%
State income tax,
     net of federal deduction           4.1       3.4      3.2
Non-deductible book
   depreciation                         4.1       2.3      1.8
International tax credits              (6.4)        -        -
Windfall profits tax                      -       8.0        -
Difference in prior years'
   deferred and current tax rate       (1.3)     (1.5)    (1.0)
Other                                  (1.8)     (1.9)    (0.5)
----------------------------------------------------------------
Effective income tax rate              33.7%     45.3%    38.5%
================================================================

   Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

   The undistributed earnings of certain foreign subsidiaries aggregated $251 million as of December 31, 1998, which, under existing tax law, will not be subject to U.S. income tax until distributed. Because the earnings have been or are intended to be indefinitely reinvested, no provision has been made for any taxes that may be applicable. It is not practicable to estimate the amount of unrecognized deferred U.S. income taxes on undistributed earnings.

9. COMMON STOCK

Treasury Stock

In July 1998, Southern Company's Board of Directors authorized the company to make open market purchases of its common stock in an aggregate amount not to exceed $300 million through March 31, 1999. The purpose of the program is to provide shares of common stock for the purchase requirements of Southern Company's various stockholder, employee, and outside director stock purchase plans. Under the program, 4.4 million shares have been repurchased and 2.4 million shares were reissued through December 31, 1998.

Shares Reserved

At December 31, 1998, a total of 45 million shares was reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Performance Stock Plan.

Performance Stock Plan

As of December 31, 1998, 302 current and former employees participated in the Performance Stock Plan. The maximum number of shares of common stock that may be issued under the new plan may not exceed 40 million. The prices of options granted to date have been at the fair market value of the shares on the dates of grant. Options granted to date become exercisable pro rata over a maximum period of four years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern


                                       11-39

Southern Company and Subsidiary Companies 1998 Annual Report


Company Board of Directors in accordance with the plan. Stock option activity in 1997 and 1998 for the plan is summarized below:

                                         Shares        Average
                                        Subject   Option Price
                                      To Option      Per Share
--------------------------------------------------------------
Balance at December 31, 1996          3,825,164         $21.11
Options granted                       1,776,094          21.25
Options canceled                       (64,326)          22.10
Options exercised                     (137,426)          19.72
--------------------------------------------------------------
Balance at December 31, 1997          5,399,506          21.15
Options granted                       1,659,519          27.03
Options canceled                       (23,495)          23.18
Options exercised                     (603,195)          20.92
--------------------------------------------------------------
Balance at December 31, 1998          6,432,335         $23.92
==============================================================

Shares reserved for future grants:
  At December 31, 1996                  668,062
  At December 31, 1997               38,241,376
  At December 31, 1998               36,598,001
--------------------------------------------------------------
Options exercisable:
  At December 31, 1997                2,006,511
  At December 31, 1998                2,653,591
--------------------------------------------------------------

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

Earnings Per Share

FASB Statement No. 128, Earnings per Share simplifies the methodology for computing both basic and diluted earnings per share. The only difference in the two methods for computing Southern Company's per share amounts is attributable to outstanding options under the Performance Stock Plan. The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:

                                   Average Common Stock Shares
                               --------------------------------
                                1998         1997         1996
---------------------------------------------------------------
                                      (in thousands)
As reported shares           696,944      685,033      672,590
Effect of options                739          201          200
---------------------------------------------------------------
Diluted shares               697,683      685,234      672,790
===============================================================

Common Stock Dividend Restrictions

The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 1998, consolidated retained earnings included $3.4 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.0 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures.

10. CAPITAL AND PREFERRED SECURITIES

Company or subsidiary obligated mandatorily redeemable capital and preferred securities have been issued by special purpose financing entities of Southern Company and its subsidiaries. Substantially all the assets of these special financing entities are junior subordinated notes issued by the related company seeking financing. Each of these companies considers that the mechanisms and obligations relating to the capital or preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective special financing entities' payment obligations with respect to the capital or preferred securities. At December 31, 1998, capital securities of $950 million and preferred securities of $1.2 billion were outstanding. Southern Company guarantees the notes related to $950 million of capital securities issued on its behalf.

11. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                               1998       1997
---------------------------------------------------------------
                                                (in millions)
Bond improvement fund requirements           $   23       $ 38
Less:
   Portion to be satisfied by certifying
      property additions                         14          3
---------------------------------------------------------------
Cash requirements                                 9         35
First mortgage bond maturities
   and redemptions                              868        349
Other long-term debt maturities                 563        400
---------------------------------------------------------------
Total                                        $1,440       $784
===============================================================

   The first mortgage bond improvement fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to


                                       11-40

Southern Company and Subsidiary Companies 1998 Annual Report


January 1 of each year, other than those issued to collateralize pollution control revenue bonds and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 166 2/3 percent of such requirements.

   With respect to the collateralized pollution control revenue bonds, the operating companies have authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under installment sale or loan agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   Improvement fund requirements and/or serial maturities through 2003 applicable to other long-term debt are as follows: $563 million in 1999; $385 million in 2000; $433 million in 2001; $1,035 million in 2002; and $387 million in 2003.

12. NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $9.7 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $88 million per incident for each licensed reactor it operates, but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $176 million and $178 million, respectively, per incident, but not more than an aggregate of $20 million per company to be paid for each incident in any one year.

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

   Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for Alabama Power and Georgia Power under the three NEIL policies would be $21 million and $25 million, respectively.

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

13. PURCHASE METHOD ACQUISITION

Southern Energy completed in 1997 the acquisition of a 100 percent interest in Consolidated Electric Power Asia (CEPA) for a total net investment of some $2.1 billion. CEPA is the largest independent power producer in Asia. The CEPA


                                       11-41

Southern Company and Subsidiary Companies 1998 Annual Report


acquisition has been accounted for under the purchase method of accounting. The acquisition cost exceeded the fair market value of net assets by approximately $1.6 billion. This amount is considered goodwill and is being amortized on a straight-line basis over 40 years.

   CEPA has been included in the consolidated financial statements since January 29, 1997. The following unaudited pro forma results of operations have been prepared assuming the acquisition of CEPA, effective January 1, 1996. The pro forma results assume acquisition financing of $716 million of short-term borrowings, $792 million of long-term notes, and $600 million of capital securities. Southern Company's assumed effective composite interest rate on these obligations for each period was 6.82 percent.

   These unaudited pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed dates, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:

                                                        1997                           1996
                                           ----------------------------------------------------------
                                                   As             Pro              As           Pro
                                             Reported           Forma        Reported         Forma
-----------------------------------------------------------------------------------------------------
Operating revenues (in millions)             $12,611          $12,632         $10,358       $10,506
Consolidated net income (in millions)           $972             $977          $1,127        $1,109
Earnings per share                             $1.42            $1.43           $1.68         $1.65

14. SEGMENT AND RELATED INFORMATION

Effective December 31, 1997, Southern Company adopted FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. Southern Company's principal business segment -- or its traditional core business -- is the five regulated electric utility operating companies that provide electric service in four southeastern states. The other reportable business segment is non-traditional energy services to retail and wholesale customers provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad including domestic energy trading and marketing for 1997 and 1996. Intersegment revenues are not material. Financial data for business segments, products and services, and geographic areas are as follows:

Business Segments



                                    Regulated                   Southern Energy
                                    Domestic               Non-Traditional Services              All
                                    Electric    ------------------------------------------      Other    Reconciling
Year                               Utilities     International      Domestic        Total       (Note)   Eliminations Consolidated
----                            -------------   -----------------------------------------------------------------------------------
                                                                         (in millions)
1998
-----
Operating revenues                   $ 9,363          $1,766         $  137        $ 1,903       $  166       $  (29)       $11,403
Depreciation and amortization          1,289             216             18            234           16            -          1,539
Interest income                          150              86             61            147           57         (111)           243
Net interest charges                     654             318             91            409           97          (58)         1,102
Income taxes from operations             721            (123)            (4)          (127)         (18)         (19)           557
Writedown of generating assets            34             308              -            308            -            -            342
Net income from equity
   method subsidiaries                     2             126             (5)           121            -            -            123
Segment net income (loss)              1,083              23             16             39         (110)         (35)           977
Total assets                          24,476           9,578          2,869         12,447        1,428       (2,159)        36,192
Investments in equity
   method subsidiaries                    10           1,363            176          1,539            -           11          1,560
Gross property additions               1,298             586             63            649           58            -          2,005
Increase in goodwill                       -              30            200            230            -            -            230
------------------------------------------------------------------------------------------------------------------------------------

                                       11-42

Southern Company and Subsidiary Companies 1998 Annual Report




                                    Regulated                   Southern Energy
                                    Domestic               Non-Traditional Services             All
                                    Electric      ----------------------------------------     Other    Reconciling
Year                                Utilities     International      Domestic        Total     (Note)   Eliminations Consolidated
-----                            ---------------------------------------------------------------------------------------------------
                                                                         (in millions)
1997
----
Operating revenues                   $ 8,688          $1,748         $2,089       $ 3,837        $  98       $  (12)       $12,611
Depreciation and amortization          1,156             179             15           194           17            -          1,367
Interest income                           51              96             42           138           21          (58)           152
Net interest charges                     588             289             73           362           84          (41)           993
Income taxes from operations             735              24            (11)           13          (17)          (6)           725
Windfall profits tax                       -             148              -           148            -            -            148
Net income from equity
   method subsidiaries                     1              41              7            48            -          (14)            35
Segment net income (loss)              1,105              (4)             5             1         (123)         (11)           972
Total assets                          24,555           9,225          1,832        11,057        1,224       (1,581)        35,255
Investments in equity
   method subsidiaries                    10           1,023            135         1,158            -            -          1,168
Gross property additions               1,080             720              1           721           58            -          1,859
Increase in goodwill                       -           1,649              -         1,649            -            -          1,649
------------------------------------------------------------------------------------------------------------------------------------


                                    Regulated                   Southern Energy
                                    Domestic               Non-Traditional Services             All
                                    Electric      ----------------------------------------     Other    Reconciling
Year                                Utilities     International      Domestic        Total     (Note)   Eliminations Consolidated
-----                            ---------------------------------------------------------------------------------------------------
                                                                         (in millions)
1996
----
Operating revenues                   $ 8,639          $1,506           $177        $1,683         $ 50         $(14)       $10,358
Depreciation and amortization          1,019              95             13           108            6            -          1,133
Interest income                           36              15              2            17           20          (19)            54
Net interest charges                     546             126             31           157           18           (2)           719
Income taxes from operations             755              16             (4)           12          (14)          (6)           747
Net income from equity
   method subsidiaries                     1              11              -            11            -           (6)             6
Segment net income (loss)              1,086              88              4            92          (40)         (11)         1,127
Total assets                          24,899           4,320            604         4,924          450          (87)        30,186
Investments in equity
   method subsidiaries                     8             227              -           227            -           (8)           227
Gross property additions               1,033             157              8           165           31            -          1,229
Increase in goodwill                       -               -              -             -            -            -              -
------------------------------------------------------------------------------------------------------------------------------------
(Note) The all other category includes parent Southern Company, which does not allocate operating expenses to business segments.
Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include a wireless communication company and a developmental company for energy products and services. Non-traditional services exclude interest expense to parent Southern Company.




                                       11-43

Southern Company and Subsidiary Companies 1998 Annual Report

Products and Services

                                                                Revenues
                      -------------------------------------------------------------------------------------------------------------
                        Regulated Domestic                                            Southern Energy
                        Electric Utilities                                    Non-Traditional Energy Services
                      -----------------------------------  ----------------------------------------------------------------------
                                                                                          Energy
                                                                                          Trading
Year       Retail        Wholesale     Other      Total    Generation   Distribution     Marketing          Other          Total
----      -------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)
1998        $8,272          $896       $195      $9,363        $578         $1,273         $    -             $52           $1,903
1997         7,647           886        155       8,688         513          1,282          1,982              60            3,837
1996         7,665           838        136       8,639         242          1,309             77              55            1,683
-----------------------------------------------------------------------------------------------------------------------------------
Geographic Areas

                                                                            Revenues
                              -----------------------------------------------------------------------------------------------------
                                                                          International
                                                     -------------------------------------------------------------
                                                       United         Southeast              All
Year                            Domestic               Kingdom          Asia                Other           Total     Consolidated
----                          -----------------------------------------------------------------------------------------------------
                                                                          (in millions)
1998                             $9,637              $1,273               $273                $220         $1,766          $11,403
1997                             10,863               1,282                247                 219          1,748           12,611
1996                              8,852               1,309                  -                 197          1,506           10,358
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Long-Lived Assets
                              ------------------------------------------------------------------------------------
                                                                          International
                                                     -------------------------------------------------------------
                                                       United         Southeast              All
Year                            Domestic               Kingdom          Asia                Other           Total     Consolidated
----                          -----------------------------------------------------------------------------------------------------
                                                                                                         (in millions)
1998                            $22,005              $2,463             $3,772              $1,856         $8,091          $30,096
1997                             21,282               2,428              3,628               1,888          7,944           29,226
1996                             21,190               2,473                108                 999          3,580           24,770
-----------------------------------------------------------------------------------------------------------------------------------

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 are as follows:
                                                                                                         Per Common Share
                                                                                ---------------------------------------------------
                                                                                                                    Price Range
                                     Operating    Operating Consolidated                                       --------------------
Quarter Ended                        Revenues       Income   Net Income        Earnings       Dividends        High          Low
--------------                      ------------------------------------      -----------------------------------------------------
                                                  (in millions)
March 1998                            $2,495          $437         $242           $0.35         $0.335         28 11/16    23 15/16
June 1998                              2,913           490          270            0.39          0.335         29          25 1/16
September 1998                         3,457           752          517            0.74          0.335         29 13/16    25 1/4
December 1998                          2,538            74          (52)          (0.08)         0.335         31 9/16     27 3/16


March 1997                            $2,585          $397         $187           $0.28         $0.325         23 3/8       20 3/4
June 1997                              2,717           429          215            0.31          0.325         22 1/4       19 7/8
September 1997                         4,071           720          375            0.55          0.325         23          20 13/16
December 1997                          3,238           394          195            0.28          0.325         26 1/4      22
-----------------------------------------------------------------------------------------------------------------------------------

Southern Company's business is influenced by seasonal weather conditions.
Earnings for the fourth quarter 1998 declined by $221 million, or 32 cents per share, as a result of write downs in certain generating assets as discussed in Notes 3 and 5.
Earnings for the third quarter 1997 declined by $111 million, or 16 cents per share, as a result of a windfall profits tax being assessed in the United Kingdom.

                                       11-44

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1988-1998
Southern Company and Subsidiary 1998 Annual Report



                                                                         1998              1997             1996
-----------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions)                                      $11,403           $12,611          $10,358
Consolidated Net Income (in millions)                                    $977              $972           $1,127
Basic and Diluted Earnings Per Share of Common Stock                    $1.40             $1.42            $1.68
Cash Dividends Paid Per Share of Common Stock                           $1.34             $1.30            $1.26
Return on Average Common Equity (percent)                               10.04             10.30            12.53
Total Assets (in millions)                                            $36,192           $35,255          $30,230
Gross Property Additions (in millions)                                 $2,005            $1,859           $1,229
-----------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                   $ 9,797           $ 9,647          $ 9,216
Preferred stock and securities                                          2,548             2,237            1,402
Long-term debt                                                         10,472            10,274            7,938
-----------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                           $22,817           $22,158          $18,556
=================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      42.9              43.5             49.7
Preferred stock and securities                                           11.2              10.1              7.6
Long-term debt                                                           45.9              46.4             42.7
-----------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                             100.0             100.0            100.0
=================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                        $14.04            $13.91           $13.61
Market price per share:
   High                                                                   31 9/16           26 1/4           25 7/8
   Low                                                                    23 15/16          19 7/8           21 1/8
   Close                                                                  29 1/16           25 7/8           22 5/8
Market-to-book ratio (year-end) (percent)                               207.0             186.0            166.2
Price-earnings ratio (year-end) (times)                                  20.8              18.2             13.5
Dividends paid (in millions)                                             $933              $889             $846
Dividend yield (year-end) (percent)                                       4.6               5.0              5.6
Dividend payout ratio (percent)                                          95.6              91.5             75.1
Cash coverage of dividends (year-end) (times)                             3.2               2.8              2.9
Proceeds from sales of stock (in millions)                               $234              $360             $171
Shares outstanding (in thousands):
   Average                                                            696,944           685,033          672,590
   Year-end                                                           697,805           693,423          677,036
Stockholders of record (year-end)                                     187,053           200,508          215,246
-----------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                    $ -                $-              $85
Retired                                                                 1,487               168              426
Preferred Stock and Capital and Preferred Securities (in millions):
Issued                                                                   $635            $1,321             $322
Retired                                                                   239               660              179
-----------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                             3,277             3,220            3,157
Commercial                                                                497               479              464
Industrial                                                                 15                16               17
Other                                                                       5                 5                5
-----------------------------------------------------------------------------------------------------------------
Total                                                                   3,794             3,720            3,643
=================================================================================================================
Employees (year-end):
Traditional core business                                              25,206            24,682           25,034
Southern Energy                                                         6,642             5,620            3,743
-----------------------------------------------------------------------------------------------------------------
Total                                                                  31,848            30,302           28,777
=================================================================================================================


                                       11-45

Southern Company and Subsidiary Companies 1998 Annual Report



                                                                      1995            1994            1993             1992
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions)                                     $9,180          $8,297          $8,489           $8,073
Consolidated Net Income (in millions)                                $1,103            $989          $1,002             $953
Basic and Diluted Earnings Per Share of Common Stock                  $1.66           $1.52           $1.57            $1.51
Cash Dividends Paid Per Share of Common Stock                         $1.22           $1.18           $1.14            $1.10
Return on Average Common Equity (percent)                             13.01           12.47           13.43            13.42
Total Assets (in millions)                                          $30,522         $27,042         $25,911          $20,038
Gross Property Additions (in millions)                               $1,401          $1,536          $1,441           $1,105
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                 $ 8,772         $ 8,186         $ 7,684          $ 7,234
Preferred stock and securities                                        1,432           1,432           1,333            1,359
Long-term debt                                                        8,274           7,593           7,412            7,241
------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                         $18,478         $17,211         $16,429          $15,834
==============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                    47.5            47.6            46.8             45.7
Preferred stock and securities                                          7.7             8.3             8.1              8.6
Long-term debt                                                         44.8            44.1            45.1             45.7
------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                           100.0           100.0           100.0            100.0
==============================================================================================================================
 Other Common Stock Data:
 Book value per share (year-end)                                     $13.10          $12.47          $11.96           $11.43
 Market price per share:
    High                                                                 25              22              23 5/8           19 1/2
    Low                                                                  19 3/8          17              18 3/8           15 1/8
    Close                                                                24 5/8          20              22               19 1/4
 Market-to-book ratio (year-end) (percent)                            188.0           160.4           183.9            168.4
 Price-earnings ratio (year-end) (times)                               14.8            13.2            14.0             12.7
 Dividends paid (in millions)                                          $811            $766            $726             $695
 Dividend yield (year-end) (percent)                                    5.0             5.9             5.2              5.7
 Dividend payout ratio (percent)                                       73.5            77.5            72.4             72.9
 Cash coverage of dividends (year-end) (times)                          2.9             2.7             2.9              2.8
 Proceeds from sales of stock (in millions)                            $277            $279            $204              $30
 Shares outstanding (in thousands):
    Average                                                         665,064         649,927         637,319          631,844
    Year-end                                                        669,543         656,528         642,662          632,917
Stockholders of record (year-end)                                   225,739         234,927         237,105          247,378
--------------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                $375            $185          $2,185           $1,815
Retired                                                                538             241           2,178            2,575
Preferred Stock and Capital and Preferred Securities (in millions):
Issued                                                                  $-            $100            $426             $410
Retired                                                                  1               1             516              326
--------------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                          3,100           3,046           2,996            2,950
Commercial                                                             450             439             427              414
Industrial                                                              17              17              18               18
Other                                                                    5               5               4                4
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                3,572           3,507           3,445            3,386
===============================================================================================================================
 Employees (year-end):
 Traditional core business                                          26,452          27,480          28,516           28,872
 Southern Energy                                                     5,430           1,400             745              213
------------------------------------------------------------------------------------------------------------------------------
                                                                    31,882          28,880          29,261           29,085
==============================================================================================================================


                                       11-46A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1988-1998
Southern Company and Subsidiary Companies 1998 Annual Report

                                                                            1991            1990            1989           1988
----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions)                                          $8,050          $8,053          $7,620         $7,287
Consolidated Net Income (in millions)                                       $876            $604            $846           $846
Basic and Diluted Earnings Per Share of Common Stock                       $1.39           $0.96           $1.34          $1.36
Cash Dividends Paid Per Share of Common Stock                              $1.07           $1.07           $1.07          $1.07
Return on Average Common Equity (percent)                                  12.74            8.85           12.49          13.03
Total Assets (in millions)                                               $19,863         $19,955         $20,092        $19,731
Gross Property Additions (in millions)                                    $1,123          $1,185          $1,346         $1,754
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                      $ 6,976         $ 6,783         $ 6,861        $ 6,686
Preferred stock and securities                                             1,333           1,358           1,400          1,465
Long-term debt                                                             7,992           8,458           8,575          8,433
----------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                              $16,301         $16,599         $16,836        $16,584
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                         42.8            40.9            40.8           40.3
Preferred stock and securities                                               8.2             8.2             8.3            8.8
Long-term debt                                                              49.0            50.9            50.9           50.9
--------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                100.0           100.0           100.0          100.0
==================================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                           $11.05          $10.74          $10.87         $10.60
Market price per share:
   High                                                                       17 3/8          14 5/8          14 7/8         12 1/8
   Low                                                                        12 7/8          11 1/2          11             10 1/8
   Close                                                                      17 1/8          13 7/8          14 1/2         11 1/8
Market-to-book ratio (year-end) (percent)                                  155.5           129.7           134.0          105.5
Price-earnings ratio (year-end) (times)                                     12.4            14.6            10.9            8.2
Dividends paid (in millions)                                                $676            $676            $675           $661
Dividend yield (year-end) (percent)                                          6.2             7.7             7.3            9.6
Dividend payout ratio (percent)                                             77.1           111.8            79.8           78.1
Cash coverage of dividends (year-end) (times)                                2.5             2.8             2.6            2.3
Proceeds from sales of stock (in millions)                                    $-              $-              $4           $194
Shares outstanding (in thousands):
   Average                                                               631,307         631,307         631,303        622,292
   Year-end                                                              631,307         631,307         631,307        630,898
Stockholders of record (year-end)                                        254,568         263,046         273,751        290,725
----------------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                      $380            $300            $280           $335
Retired                                                                      881             146             201            273
Preferred Stock and Capital and Preferred Securities (in millions):
Issued                                                                      $100              $-              $-           $120
Retired                                                                      125              96              21             10
----------------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                                2,903           2,865           2,824          2,781
Commercial                                                                   403             396             392            384
Industrial                                                                    18              18              18             18
Other                                                                          4               4               4              4
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      3,328           3,283           3,238          3,187
==================================================================================================================================
Employees (year-end):
Traditional core business                                                 30,144          30,087          30,368         32,366
Southern Energy                                                              258             176             162            157
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                     30,402          30,263          30,530         32,523
==================================================================================================================================

                                       11-46B

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1988-1998
Southern Company and Subsidiary Companies 1998 Annual Report

                                                               1998              1997             1996
--------------------------------------------------------------------------------------------------------

Operating Revenues (in millions):
Residential                                                 $ 3,163           $ 2,837          $ 2,894
Commercial                                                    2,763             2,595            2,559
Industrial                                                    2,267             2,139            2,136
Other                                                            79                76               76
--------------------------------------------------------------------------------------------------------
Total retail                                                  8,272             7,647            7,665
Sales for resale within service area                            374               376              409
Sales for resale outside service area                           522               510              429
--------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                      9,168             8,533            8,503
Southern Energy                                               1,903             3,837            1,683
Other revenues                                                  332               241              172
--------------------------------------------------------------------------------------------------------
Total                                                       $11,403           $12,611          $10,358
========================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                  43,503            39,217           40,117
Commercial                                                   41,737            38,926           37,993
Industrial                                                   55,331            54,196           52,798
Other                                                           929               903              911
--------------------------------------------------------------------------------------------------------
Total retail                                                141,500           133,242          131,819
Sales for resale within service area                          9,847             9,884           10,935
Sales for resale outside service area                        12,988            13,761           10,777
--------------------------------------------------------------------------------------------------------
Total                                                       164,335           156,887          153,531
========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                    7.27              7.23             7.21
Commercial                                                     6.62              6.67             6.74
Industrial                                                     4.10              3.95             4.04
Total retail                                                   5.85              5.74             5.81
Sales for resale                                               3.92              3.75             3.86
Total sales                                                    5.58              5.44             5.54
Average Annual Kilowatt-Hour Use Per Residential Customer    13,379            12,296           12,824
Average Annual Revenue Per Residential Customer             $972.89           $889.50          $925.12
Plant Nameplate Capacity Owned (year-end) (megawatts)        31,161            31,146           31,076
Maximum Peak-Hour Demand (megawatts):
Winter                                                       21,108            22,969           22,631
Summer                                                       28,934            27,334           27,190
System Reserve Margin (at peak) (percent)                      12.8              15.0             14.0
Annual Load Factor (percent)                                   60.0              59.4             62.3
Plant Availability (percent):
Fossil-steam                                                   85.2              88.2             86.4
Nuclear                                                        87.8              88.8             89.7
--------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                           72.8              74.7             73.3
Nuclear                                                        15.4              16.5             16.7
Hydro                                                           3.9               4.3              4.1
Oil and gas                                                     3.3               1.7              1.5
Purchased power                                                 4.6               2.8              4.4
--------------------------------------------------------------------------------------------------------
Total                                                         100.0             100.0            100.0
========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                           9,690            10,035           10,257
Cost of fuel per million BTU(cents)                          152.89            145.81           144.02
Average cost of fuel per net kilowatt-hour generated (cents)   1.48              1.46             1.48
--------------------------------------------------------------------------------------------------------


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1988-1998
Southern Company and Subsidiary Companies 1998 Annual Report

                                                             1995            1994            1993             1992
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                  $2,840          $2,560          $2,696           $2,402
Commercial                                                    2,485           2,357           2,313            2,181
Industrial                                                    2,206           2,162           2,200            2,126
Other                                                            72              70              68               64
---------------------------------------------------------------------------------------------------------------------
Total retail                                                  7,603           7,149           7,277            6,773
Sales for resale within service area                            399             360             447              409
Sales for resale outside service area                           415             505             613              797
---------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                      8,417           8,014           8,337            7,979
Southern Energy                                                 643             185              54                -
Other revenues                                                  120              98              98               94
---------------------------------------------------------------------------------------------------------------------
Total                                                        $9,180          $8,297          $8,489           $8,073
=====================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                  39,147          35,836          36,807           33,627
Commercial                                                   35,938          34,080          32,847           31,025
Industrial                                                   51,644          50,311          48,738           47,816
Other                                                           863             844             814              777
---------------------------------------------------------------------------------------------------------------------
Total retail                                                127,592         121,071         119,206          113,245
Sales for resale within service area                          9,472           8,151          13,258           12,107
Sales for resale outside service area                         9,143          10,769          12,445           16,632
---------------------------------------------------------------------------------------------------------------------
Total                                                       146,207         139,991         144,909          141,984
=====================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                    7.25            7.14            7.32             7.14
Commercial                                                     6.91            6.92            7.04             7.03
Industrial                                                     4.27            4.30            4.51             4.45
Total retail                                                   5.96            5.90            6.10             5.98
Sales for resale                                               4.38            4.57            4.12             4.20
Total sales                                                    5.76            5.72            5.75             5.62
Average Annual Kilowatt-Hour Use Per Residential Customer    12,722          11,851          12,378           11,490
Average Annual Revenue Per Residential Customer             $922.83         $846.48         $906.60          $820.67
Plant Nameplate Capacity Owned (year-end) (megawatts)        30,733          29,932          29,513           29,830
Maximum Peak-Hour Demand (megawatts):
Winter                                                       21,422          22,254          19,432           19,121
Summer                                                       27,420          24,546          25,937           24,146
System Reserve Margin (at peak) (percent)                       9.4            19.3            13.2             14.3
Annual Load Factor (percent)                                   59.5            63.5            59.4             60.3
Plant Availability (percent):
Fossil-steam                                                   86.7            85.2            87.9             88.6
Nuclear                                                        88.3            89.8            85.9             85.2
---------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                           72.5            70.8            73.0             71.7
Nuclear                                                        16.4            17.9            16.3             16.2
Hydro                                                           4.1             4.7             3.9              4.6
Oil and gas                                                     1.7             0.9             0.9              0.5
Purchased power                                                 5.3             5.7             5.9              7.0
---------------------------------------------------------------------------------------------------------------------
Total                                                         100.0           100.0           100.0            100.0
=====================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                          10,099          10,010           9,994            9,976
Cost of fuel per million BTU(cents)                          151.70          155.81          166.85           162.58
Average cost of fuel per net kilowatt-hour generated (cents)   1.53            1.56            1.67             1.62
---------------------------------------------------------------------------------------------------------------------



                                       11-48A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1988-1998
Southern Company and Subsidiary Companies 1998 Annual Report
                                                                   1991            1990            1989             1988
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                      $2,391          $2,342          $2,194          $2,103
Commercial                                                        2,122           2,062           1,965           1,835
Industrial                                                        2,088           2,085           2,011           1,945
Other                                                                65              64              60              56
------------------------------------------------------------------------------------------------------------------------
Total retail                                                      6,666           6,553           6,230           5,939
Sales for resale within service area                                417             412             401             480
Sales for resale outside service area                               884             977             928             777
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          7,967           7,942           7,559           7,196
Southern Energy                                                       -               -               -               -
Other revenues                                                       83             111              61              91
-------------------------------------------------------------------------------------------------------------------------
Total                                                            $8,050          $8,053          $7,620          $7,287
=========================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                      33,622          33,118          31,627          31,041
Commercial                                                       30,379          29,658          28,454          27,005
Industrial                                                       46,050          45,974          45,022          43,675
Other                                                               817             806             787             763
------------------------------------------------------------------------------------------------------------------------
Total retail                                                    110,868         109,556         105,890         102,484
Sales for resale within service area                             12,320          11,134          11,419          14,806
Sales for resale outside service area                            19,839          24,402          24,228          15,860
-------------------------------------------------------------------------------------------------------------------------
Total                                                           143,027         145,092         141,537         133,150
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        7.11            7.07            6.94            6.77
Commercial                                                         6.99            6.96            6.91            6.79
Industrial                                                         4.53            4.53            4.47            4.45
Total retail                                                       6.01            5.98            5.88            5.80
Sales for resale                                                   4.05            3.91            3.73            4.10
Total sales                                                        5.57            5.47            5.34            5.40
Average Annual Kilowatt-Hour Use Per Residential Customer        11,659          11,637          11,287          11,255
Average Annual Revenue Per Residential Customer                 $829.18         $822.93         $782.90         $762.42
Plant Nameplate Capacity Owned (year-end) (megawatts)            29,915          29,532          29,532          27,552
Maximum Peak-Hour Demand (megawatts):
Winter                                                           19,166          17,629          20,772          18,685
Summer                                                           25,261          25,981          24,399          23,641
System Reserve Margin (at peak) (percent)                          16.5            14.0            21.0            15.0
Annual Load Factor (percent)                                       58.3            56.6            58.6            59.8
Plant Availability (percent):
Fossil-steam                                                       91.3            91.9            92.2            91.3
Nuclear                                                            83.4            83.0            87.0            78.4
------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               72.6            72.1            71.5            77.7
Nuclear                                                            16.2            15.6            15.7            14.5
Hydro                                                               4.4             4.4             5.2             2.3
Oil and gas                                                         0.6             1.3             1.1             0.7
Purchased power                                                     6.2             6.6             6.5             4.8
-------------------------------------------------------------------------------------------------------------------------
Total                                                             100.0           100.0           100.0           100.0
========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,022          10,065          10,086          10,094
Cost of fuel per million BTU(cents)                              168.28          172.81          171.00          170.36
Average cost of fuel per net kilowatt-hour generated (cents)       1.69            1.74            1.72            1.72
------------------------------------------------------------------------------------------------------------------------



                                 11-48B




                             ALABAMA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 1998 Annual Report


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




/s/ Elmer B. Harris
Elmer B. Harris
President
and Chief Executive Officer


/s/ William B. Hutchins, III
William B. Hutchins, III
Executive Vice President,
Chief Financial Officer, and Treasurer

February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1998 and 1997, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates ade by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements (pages II-61 through II-79) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






/s/ Arthur Andersen LLP
Arthur Andersen LLP

Birmingham, Alabama
February 10, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 1998 Annual Report

RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 1998 net income after dividends on preferred stock was $377 million, representing a $1.3 million (0.3 percent) increase from the prior year. This improvement can be attributed primarily to increased retail energy sales as a result of hot weather in the second quarter of 1998, compared to very mild weather for the same period in 1997 and a strong economy in the Company's service territory. However, earnings were offset by an increase in non-fuel operation and maintenance expenses and an increase in the amortization of debt discount, premium, and expense, net pursuant to an Alabama Public Service Commission (APSC) order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details.

    In 1997, earnings were $376 million, representing a 1.2 percent increase from the prior year. This increase was due to lower non-fuel related operating expenses. Despite the mild weather experienced during 1997, retail kilowatt-hour (KWH) sales increased approximately 2 percent. However, the expected net income effect was offset by the effect of reductions in certain industrial and commercial prices.

    The return on average  common equity for 1998 was 13.63 percent compared to
13.76 percent in 1997, and 13.75 percent in 1996.


Revenues

Operating revenues for 1998 were $3.4 billion, reflecting a 7.5 percent increase from 1997. The following table summarizes the principal factors that affected operating revenues for the past three years:

                                    Increase (Decrease)
                                      From Prior Year
                          -----------------------------------------
                                  1998         1997           1996
                          -----------------------------------------
                                      (in thousands)
 Retail --
     Growth and price
         change              $  75,642     $ 33,813       $ 42,385
     Weather                    55,282      (22,973)       (29,660)
     Fuel cost recovery
       and other               138,944       31,353        (30,846)

-------------------------------------------------------------------
 Total retail                  269,868       42,193        (18,121)
 ------------------------------------------------------------------
 Sales for resale --
     Non-affiliates            17,950        39,354         21,529
     Affiliates               (58,233)      (54,825)        88,890
 ------------------------------------------------------------------
 Total sales for resale       (40,283)      (15,471)       110,419

 Other operating
     revenues                   7,677         1,614          3,703
-------------------------------------------------------------------
 Total operating
     revenues                $237,262      $ 28,336       $ 96,001
  ----------------------------------------------------------------
 Percent change                  7.5%          0.9%            3.2%
 ===================================================================

    Retail revenues of $2.8 billion in 1998 increased $270 million (10.7 percent) from the prior year, compared with an increase of $42 million
(1.7 percent) in 1997. The predominant factors causing the rise in revenues in 1998 were the positive impact of weather on energy sales, continued growth throughout the state, and increased fuel revenues. Fuel revenues were higher in the current year due to higher fuel costs and an increase in purchased power.

    Retail revenues in 1997 increased $42 million (1.7 percent) over 1996. The primary reason for this increase was an increase in fuel revenues due to slightly higher generation and higher fuel costs in 1997 as compared to 1996. Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and therefore have no effect on net income.

Alabama Power Company 1998 Annual Report

         Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity and energy components were:

                          1998           1997           1996
                  -------------------------------------------
                                   (in thousands)

 Capacity             $141,814       $136,248       $150,797
 Energy                118,252        134,498        107,996
 ------------------------------------------------------------
 Total                $260,066       $270,746       $258,793
=============================================================

    Capacity revenues from non-affiliates increased 4.1 percent in 1998 compared to the prior year. Capacity revenues from non-affiliates in 1997 decreased 9.6 percent compared to 1996 primarily due to a one-time unit power sales adjustment in 1997.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

    KWH sales for 1998 and the percent change by year were as follows:

                            KWH            Percent Change
                       -------------------------------------------
                            1998     1998       1997       1996
                       -------------------------------------------
                        (millions)

Residential               15,795     10.2%      (1.8)%      1.5%
Commercial*               11,905      5.1        3.9        8.6
Industrial*               21,585      4.2        3.6        0.7
Other                        196      8.3       (6.3)       3.1
                       -----------
Total retail              49,481      6.2        1.9        2.7
Sales for resale -
   Non-affiliates         11,841     (3.2)      29.9       18.0
   Affiliates              5,976    (33.5)     (12.6)      53.5
                       -----------
Total                     67,298     (0.9)%      3.7%      10.5%
==================================================================
*The KWH sales for 1996 reflect a reclassification of approximately 200 customers from industrial to commercial, which resulted in a shift of 473 million KWH. Absent the reclassification, the percentage change in KWH sales for commercial and industrial would have been 3.9% and 3.1%, respectively.

    The increases in 1998 and 1997 retail energy sales were primarily due to the strength of business and economic conditions in the Company's service area. In 1998, residential energy sales experienced a 10.2 percent increase over the prior year primarily as a result of hot weather in the second quarter, compared to very mild weather in the second quarter of 1997. Assuming normal weather, sales to retail customers are projected to grow approximately 2.3 percent annually on average during 1999 through 2003.

Expenses

Total operating expenses of $2.7 billion for 1998 were up $207 million or 8.2 percent compared with 1997. This increase was mainly due to a $107 million increase in purchased power expenses, accompanied by a $58 million increase in maintenance expense.

    Total operating expenses of $2.5 billion for 1997 were up $18 million or 0.7 percent compared with 1996. This increase was primarily due to a $19 million increase in fuel costs and a $10 million increase in epreciation and amortization expense. These increases were somewhat offset by a $16 million decrease in maintenance expenses.

    Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                    --------------------------
                                     1998      1997       1996
                                    --------------------------
Total generation
    (billions of KWHs)                 63       65          65
Sources of generation
    (percent) --
       Coal                            72       72          72
       Nuclear                         18       20          20
       Hydro                            8        8           8
       Oil & Gas                        2        *           *
Average cost of fuel per net
    KWH generated
      (cents) --                     1.54     1.49        1.46
==============================================================
* Not meaningful because of minimal generation from fuel source.

Alabama Power Company 1998 Annual Report

    Total fuel and purchased power costs of $1.1 billion in 1998 increased $111 million (11 percent) over 1997 primarily due to lower levels of nuclear and hydro generation, which were replaced by the use of peaking units and purchased power.

    Fuel and purchased power costs in 1997 increased $27 million (3 percent) over 1996 due primarily to slightly higher generation and fuel costs in 1997.

    Purchased power consists primarily of purchases from the affiliates of the Southern electric system. Purchased power transactions among the Company and its affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. Total KWH purchases increased 24.5 percent from the prior year.

    The 23.8 percent increase in maintenance expense in 1998 as compared to 1997 is attributable to (i) an increase in the maintenance of overhead lines, (ii) the write-off of obsolete steam and nuclear generating plant inventory, and
(iii) additional accruals to partially replenish the natural disaster reserve. The 6.1 percent decrease in maintenance expenses in 1997 is attributable primarily to a decrease in distribution expenses.

    Depreciation and amortization expense increased 2.6 percent in 1998 and 3.2 percent in 1997. These increases reflect additions to utility plant.

    Total net interest and other charges increased $55.7 million (22 percent) in 1998. This increase results primarily from an increase in the amortization of debt discount, premium, and expense, net pursuant to an APSC order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details. Total net interest and other charges increased $25.4 million (11.2 percent) in 1997 primarily due to an increase in company obligated mandatorily redeemable preferred securities outstanding. This increase was offset by a $12 million (45.2 percent) decrease in dividends on preferred stock.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plants with long economic life. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

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

Alabama Power Company 1998 Annual Report


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

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the Company -- regarding the recognition, measurement, and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

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

Alabama Power Company 1998 Annual Report


Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the Year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

    The Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. The Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

The Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.

    The Company's Year 2000 program was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

    The Southern Company has completed more than 70 percent of the activities contained in its work plan. The percentage of completion and projected completion by function are as follows:

------------------------------------------------------------------------------
                                        Work Plan
                        ------------------------------------------------------
                                                     Remediation     Project
                         Inventory      Assessment     Testing     Completion
------------------------------------------------------------------------------
Generation                 100%            100%         70%             6/99
------------------------------------------------------------------------------
Energy Management          100             100          90              6/99
------------------------------------------------------------------------------
Transmission and
    Distribution           100             100         100              1/99
------------------------------------------------------------------------------
Telecommunications         100             100          50              6/99
------------------------------------------------------------------------------
Corporate Applications     100             100          90              3/99
------------------------------------------------------------------------------

Year 2000 Costs

Current projected total costs for Year 2000 readiness, including the Company's share of costs of Southern Nuclear Operating Company, are approximately $36 million. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1998, the Year 2000 program costs, recognized primarily as expense, amounted to $21 million.

Year 2000 Risks

The Company is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The Company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operation. The Company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the service territory to be isolated and short in duration.

    The Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission

Alabama Power Company 1998 Annual Report


element in its service territory. The Company has followed a proven methodology for identifying and assessing software and devices containing potential
Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, the Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999.

    The Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to the Company's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to the Company are being developed.

    There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the Company is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, the Company is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. The Company is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the service territory isolated and short in duration.

Exposure to Market Risk

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1998, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Also, based on the Company's overall interest rate exposure at December 31, 1998, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

New Accounting Standards

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In April 1998, the AICPA issued a new Statement of Position, Reporting on the Costs of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, with gains and losses reflected rather than revenues and purchased power. Energy trading contracts are defined as energy contracts entered into with the objective of generating profits on or from exposure to

Alabama Power Company 1998 Annual Report


shifts or changes in market prices. The Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the financial statements.

FINANCIAL CONDITION

Overview

The Company's financial condition remained stable in 1998. This stability is the continuation over recent years of growth in retail energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The Company had gross property additions of $610 million in 1998. The majority of funds needed for gross property additions for the last several years has been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The Company's ratio of common equity to total capitalization -- including short-term debt -- was 42.4 percent in 1998, compared with 44.7 percent in 1997, and 45.3 percent in 1996.

    During 1998, the Company issued $1.4 billion of senior notes, the proceeds of which were used primarily to redeem first mortgage bonds and repay short-term indebtedness. Additionally in 1998, the Company redeemed $8 million of preferred stock and issued an additional $200 million.

Capital Requirements

Capital expenditures are estimated to be $875 million for 1999, $653 million for 2000, and $668 million for 2001. The total is $2.2 billion for the three years. Included in these estimates are the following: the Company will replace all six steam generators at Plant Farley at a total cost of approximately $234 million. Additionally, the Company plans to construct and install 1,075 megawatts of new generating capacity and associated substation facilities at Plant Barry. The projected capital expenditures for this project amount to approximately $384 million.

    Actual capital costs may vary from estimates because of factors such as changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

In addition to the funds needed for the capital budget, approximately $270 million will be required by the end of 2000 for maturities of first mortgage bonds. Also, the Company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

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

   For Phase II sulfur dioxide compliance, the Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as necessary to meet Phase II limits. Current

Alabama Power Company 1998 Annual Report


compliance strategy for Phase II could require total estimated construction expenditures of approximately $38 million, of which $19 million remains to be spent.

   A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the new rules. The final rules affect 22 states including Alabama. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known and the states have adopted their final rules.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: nitrogen oxide emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; control strategies to reduce regional haze; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

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

Alabama Power Company 1998 Annual Report


Cautionary Statement Regarding Forward-Looking Information

The Company's 1998 Annual Report contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by Southern Company; state and federal rate regulation; Year 2000 issues; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Alabama Power Company 1998 Annual Report

================================================================================================================================
                                                                                        1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Operating Revenues:
Revenues (Notes 1, 3, and 7)                                                     $ 3,282,811       $ 2,987,316      $ 2,904,155
Revenues from affiliates                                                             103,562           161,795          216,620
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,386,373         3,149,111        3,120,775
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               900,309           896,014          877,076
  Purchased power from non-affiliates                                                 92,998            41,795           36,813
  Purchased power from affiliates                                                    150,897            95,538           91,500
  Other                                                                              527,954           510,203          505,884
Maintenance                                                                          300,383           242,691          258,482
Depreciation and amortization                                                        338,822           330,377          320,102
Taxes other than income taxes                                                        193,049           185,062          186,172
Federal and state income taxes (Note 8)                                              224,922           220,228          228,108
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,729,334         2,521,908        2,504,137
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     657,039           627,203          616,638
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                           3,811                 -                -
Equity in earnings of subsidiaries (Note 6)                                            5,271             5,250            4,676
Charitable foundation                                                                      -                 -           (6,800)
Interest income                                                                       68,553            37,844           28,318
Other, net                                                                           (40,861)          (39,506)         (39,878)
Income taxes applicable to other income                                                6,347            12,351           22,400
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and Other                                             700,160           643,142          625,354
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                           192,426           167,172          169,390
Allowance for debt funds used during construction (Note 1)                            (4,664)           (4,787)          (6,480)
Interest on interim obligations                                                       11,012            22,787           20,617
Amortization of debt discount, premium, and expense, net (Note 3)                     42,494             9,645            9,508
Other interest charges                                                                44,672            36,037           27,510
Distributions on preferred securities of
    Alabama Power Capital Trust I & II (Note 9)                                       22,354            21,763            6,717
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                      308,294           252,617          227,262
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           391,866           390,525          398,092
Dividends on Preferred Stock                                                          14,643            14,586           26,602
 -------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                    $   377,223       $   375,939      $   371,490
================================================================================================================================
The accompanying notes are an integral part of these statements.

                                       II-61

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996
Alabama Power Company 1998 Annual Report

===============================================================================================================================

                                                                                          1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                          $  391,866      $  390,525     $   398,092
Adjustments to reconcile net income to net
  cash provided from operating activities--
         Depreciation and amortization                                                 425,167         394,572         383,438
         Deferred income taxes and investment tax credits, net                          79,430         (12,429)         16,585
         Allowance for equity funds used during construction                            (3,811)              -               -
         Other, net                                                                    (62,928)        (11,353)          6,247
         Changes in certain current assets and liabilities --
            Receivables, net                                                            49,747         (30,268)          3,958
            Inventories                                                                  2,880          13,709          36,234
            Payables                                                                    26,583          (9,745)          1,006
            Taxes accrued                                                                4,570           6,191          (5,756)
            Energy cost recovery, retail                                               (95,427)          7,108          25,771
            Other                                                                      (14,373)          7,127           8,205
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            803,704         755,437         873,780
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (610,132)       (451,167)       (425,024)
Other                                                                                  (52,940)        (51,791)        (61,119)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (663,072)       (502,958)       (486,143)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                           -         200,000          97,000
     Capital contributions                                                              30,000               -               -
     Preferred stock                                                                   200,000               -               -
     Other long-term debt                                                            1,462,990         258,800          21,000
Retirements:
     Preferred stock                                                                   (88,000)       (184,888)              -
     First mortgage bonds                                                             (771,108)        (74,951)        (83,797)
     Other long-term debt                                                             (107,776)           (951)        (21,907)
Interim obligations, net                                                              (306,882)        (57,971)        (25,163)
Payment of preferred stock dividends                                                   (15,596)        (22,524)        (26,665)
Payment of common stock dividends                                                     (367,100)       (339,600)       (347,500)
Miscellaneous                                                                          (66,869)        (16,024)         (3,634)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                 (30,341)       (238,109)       (390,666)
-------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                110,291          14,370          (3,029)
Cash and Cash Equivalents at Beginning of Year                                          23,957           9,587          12,616
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $  134,248      $   23,957     $     9,587
===============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
    Interest (net of amount capitalized)                                            $  234,360      $  209,919     $   193,871
    Income taxes (net of refunds)                                                      188,942         207,653         195,214
--------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1998 and 1997
Alabama Power Company 1998 Annual Report


================================================================================================================================
ASSETS                                                                                                1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Utility Plant:
Plant in service, at original cost (Note 1)                                                    $11,352,838          $11,070,323
Less accumulated provision for depreciation                                                      4,666,513            4,384,180
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 6,686,325            6,686,143
Nuclear fuel, at amortized cost                                                                     95,575              103,272
Construction work in progress                                                                      525,359              311,223
 -------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            7,307,259            7,100,638
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in subsidiaries (Note 6)                                                         34,298               34,373
Nuclear decommissioning trusts, at market (Note 1)                                                 232,183              193,008
Miscellaneous                                                                                       12,915               12,832
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              279,396              240,213
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                          134,248               23,957
Receivables-
  Customer accounts receivable                                                                     343,630              368,255
  Other accounts and notes receivable                                                               32,394               28,921
  Affiliated companies                                                                              39,981               50,353
  Accumulated provision for uncollectible accounts                                                  (1,855)              (2,272)
Refundable income taxes                                                                             52,117                    -
Fossil fuel stock, at average cost                                                                  83,238               74,186
Materials and supplies, at average cost                                                            149,669              161,601
Prepayments                                                                                         17,160               20,453
Vacation pay deferred                                                                               28,390               28,783
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              878,972              754,237
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes  (Note 8)                                                 362,953              384,549
Debt expense, being amortized                                                                        8,602                7,276
Premium on reacquired debt, being amortized                                                         83,440               81,417
Prepaid pension costs                                                                              169,393              130,733
Department of Energy assessments (Note 1)                                                           31,088               34,416
Miscellaneous                                                                                      104,595               79,388
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              760,071              717,779
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $9,225,698           $8,812,867
================================================================================================================================
The accompanying notes are an integral part of these balance sheets.

BALANCE SHEETS
At December 31, 1998 and 1997
Alabama Power Company 1998 Annual Report


================================================================================================================================
CAPITALIZATION AND LIABILITIES                                                                        1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                                             $2,784,067           $2,750,569
Preferred stock                                                                                    317,512              255,512
Company obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding Company Junior Subordinated Notes (Note 9)                           297,000              297,000
Long-term debt                                                                                   2,646,566            2,473,202
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            6,045,145            5,776,283
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 11)                                                       50,000                    -
Long-term debt due within one year (Note 11)                                                       471,209               75,336
Commercial paper                                                                                         -              306,882
Accounts payable-
  Affiliated companies                                                                              79,844               79,822
  Other                                                                                            188,074              159,146
Customer deposits                                                                                   29,235               34,968
Taxes accrued-
  Federal and state income                                                                          82,219               21,177
  Other                                                                                             17,559               15,309
Interest accrued                                                                                    38,166               50,722
Vacation pay accrued                                                                                28,390               28,783
Miscellaneous                                                                                       79,095              103,602
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            1,063,791              875,747
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes  (Note 8)                                                      1,202,971            1,192,265
Accumulated deferred investment tax credits                                                        271,611              282,873
Prepaid capacity revenues, net  (Note 7)                                                            96,080              109,982
Department of Energy assessments  (Note 1)                                                          27,202               30,592
Deferred credits related to income taxes  (Note 8)                                                 315,735              327,328
Natural disaster reserve  (Note 1)                                                                  19,385               22,416
Miscellaneous                                                                                      183,778              195,381
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            2,116,762            2,160,837
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1 through 7, and 12)
Total Capitalization and Liabilities                                                            $9,225,698           $8,812,867
=================================================================================================================================
The accompanying notes are an integral part of these balance sheets.


STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Alabama Power Company 1998 Annual Report


====================================================================================================================================
                                                                                   1998            1997         1998        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)      (percent of total)
Common Stock Equity:
Common stock, par value $40 per share --
     Authorized -- 6,000,000 shares
     Outstanding -- 5,608,955 shares in 1998 and 1997                        $     224,358   $     224,358
Paid-in capital                                                                  1,334,645       1,304,645
Premium on preferred stock                                                              99              99
Retained earnings (Note 13)                                                      1,224,965       1,221,467
------------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                        2,784,067       2,750,569       46.1 %      47.6 %
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$1 par value --
     Authorized -- 27,500,000 shares
     Outstanding -- 1998:  10,500,200 shares
                          -- 1997:    6,020,200 shares
         $25 stated capital --
            5.20%                                                                  162,000               -
            5.83%                                                                   38,000               -
            6.40%                                                                        -          50,000
            6.80%                                                                        -          38,000
            Adjustable rate
                4.00% - at January 1, 1999                                          50,000          50,000
         $100 stated capital --
            Auction rate - 4.30% at January 1, 1999                                 50,000          50,000
         $100,000 stated capital --
            Auction rate - 4.08% at January 1, 1999                                 20,000          20,000
$100 par value --
     Authorized -- 3,850,000 shares
     Outstanding -- 475,115 shares in 1998 and 1997
         4.20% to 4.52%                                                             18,512          18,512
         4.60% to 4.92%                                                             29,000          29,000
-------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
    requirement -- $17,767,000)                                                    367,512         255,512
Less amount due within one year (Note 11)                                           50,000               -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year                    317,512         255,512        5.2         4.4
----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities (Note 9):
    $25 liquidation value -- 7.375%                                                 97,000          97,000
    $25 liquidation value -- 7.60%                                                 200,000         200,000
----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $22,354,000)                             297,000         297,000        4.9         5.2
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                                           Interest Rates
     February 1, 1998                                   5 1/2%                           -          50,000
     August 1, 1999                                     6 3/8%                     170,000         170,000
     March 1, 2000                                      6%                         100,000         100,000
     August 1, 2002                                     6.85%                            -         100,000
     January 1, 2003                                    7%                         125,000         125,000
     February 1, 2003                                   6 3/4%                     175,000         175,000
     August 1, 2007                                     7 1/4%                           -         175,000
     2023 through 2024                                  7.30% to 9%                500,000         946,108
-------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                       1,070,000       1,841,108
-------------------------------------------------------------------------------------------------------------
Other long-term debt (Note 10) --
     Pollution control obligations --
         Collateralized -
            5.5% to 6.5% due
                2023-2024                                                          126,050         223,040
            Variable rates (3.80%
                to 5.00% at 1/1/99)
                due 2015-2017                                                       89,800          89,800


STATEMENTS OF CAPITALIZATION  (continued)
At December 31, 1998 and 1997
Alabama Power Company 1998 Annual Report


====================================================================================================================================
                                                                                      1998            1997     1998        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)           (percent of total)
     Pollution control obligations --  (continued)
         Non-collateralized -
            7.25% due 2003                                                           1,000           1,000
            5.8% due 2022                                                                -           9,800
            Variable rates (4.80%
                to 5.33% at 1/1/99)
                due 2021-2028                                                      324,290         217,500
-------------------------------------------------------------------------------------------------------------
     Total pollution control obligations                                           541,140         541,140
-------------------------------------------------------------------------------------------------------------
     Senior notes --
         Maturity                                       Interest Rates
         --------                                       --------------
         November 15, 2003                              5.35%                      156,200               -
         November 1, 2005                               5.49%                      225,000               -
         October 1, 2008                                5 3/8%                     160,000               -
         September 30, 2010                             6.25%                      100,000               -
         September 30, 2018                             6.375%                     100,000               -
         September 30, 2018                             6.5%                       225,000               -
         December 1, 2047                               7 1/8%                     193,800         193,800
         December 31, 2047                              7%                         200,000               -
         March 31, 2048                                 7%                         190,000               -
-------------------------------------------------------------------------------------------------------------
     Total senior notes                                                          1,550,000         193,800
-------------------------------------------------------------------------------------------------------------
     Capitalized lease obligations                                                   6,119           7,105
     Unamortized debt premium (discount), net                                      (49,484)        (34,615)
-------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $204,003,000)                                                3,117,775       2,548,538
Less amount due within one year (Note 11)                                          471,209          75,336
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                              2,646,566       2,473,202     43.8        42.8
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                         $   6,045,145   $   5,776,283    100.0 %     100.0 %

==================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996
Alabama Power Company 1998 Annual Report

================================================================================================================================
                                                                                        1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)

Balance at Beginning of Year                                                     $ 1,221,467       $ 1,185,128      $ 1,161,225
Net income after dividends on preferred stock                                        377,223           375,939          371,490
Cash dividends on common stock                                                      (367,100)         (339,600)        (347,500)
Preferred stock transactions, net                                                     (6,137)              (45)              (7)
Other adjustments to retained earnings                                                  (488)               45              (80)
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 13)                                                 $ 1,224,965       $ 1,221,467      $ 1,185,128
================================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1998, 1997, and 1996
Alabama Power Company 1998 Annual Report

===============================================================================================================================-
                                                                                        1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Balance at Beginning of Period                                                   $ 1,304,645       $ 1,304,645      $ 1,304,645
Capital contributions from parent company                                             30,000                 -                -
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                         $ 1,334,645       $ 1,304,645      $ 1,304,645
================================================================================================================================
The accompanying notes are an integral part of these statements.

                                       II-67

NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1998 Annual Report


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

General

Alabama Power Company (the Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern LINC), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

                                               1998        1997
                                         -----------------------
                                             (in thousands)
Deferred income taxes                    $  362,953   $ 384,549
Deferred income tax credits                (315,735)   (327,328)
Premium on reacquired debt                   83,440      81,417
Department of Energy assessments             31,088      34,416
Vacation pay                                 28,390      28,783
Natural disaster reserve                    (19,385)    (22,416)
Work force reduction costs                    4,082      19,316
Other, net                                   46,672      59,726
----------------------------------------------------------------
Total                                     $ 221,505   $ 258,463
================================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statemen No. 71, the Company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Alabama Power Company 1998 Annual Report


Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Alabama, and to wholesale customers in the southeast. Revenues by type of service were as follows:

                                   1998      1997       1996
                               --------------------------------
                                        (in millions)
Retail                           $2,781    $2,511     $2,469
Non-affiliated wholesale            449       431        391
Other                                53        45         44
---------------------------------------------------------------
Total                            $3,283    $2,987     $2,904
---------------------------------------------------------------

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

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $59 million in 1998, $68 million in 1997, and $64 million in 1996. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by contracts, and the Company is pursuing legal remedies against the government for breach of contract. Sufficient storage capacity currently is available to permit operation into 2009 and 2013 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company estimates its remaining liability at December 31, 1998, under this law to be approximately $31 million. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1998 and 3.3 percent in both 1997 and 1996. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

         Nuclear Regulatory Commission (NRC) regulations require all licensees operating commercial nuclear power reactors to establish a plan for providing,
with reasonable assurance,  funds for decommissioning.   The Company has
established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the APSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

Alabama Power Company 1998 Annual Report

         Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1998, for Plant Farley were as follows:

  Site study basis (year)                            1998

  Decommissioning periods:
      Beginning year                                 2017
      Completion year                                2031
  -------------------------------------------------------------
                                                (in millions)
  Site study costs:
      Radiated structures                           $ 629
      Non-radiated structures                          60
 --------------------------------------------------------------
  Total                                             $ 689
  =============================================================
                                                (in millions)
  Ultimate costs:
      Radiated structures                          $1,868
      Non-radiated structures                         178
  -------------------------------------------------------------
  Total                                            $2,046
  =============================================================

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making estimates.

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the APSC. The amounts expensed in 1998 and fund balance as of December 31, 1998 were:

                                                (in millions)
  Amount expensed in 1998                          $   18
  -------------------------------------------------------------

  Accumulated provisions:
      Balance in external trust funds              $  232
      Balance in internal reserves                     42
  -------------------------------------------------------------
  Total                                            $  274
  =============================================================

    All of the Company's decommissioning costs are approved for ratemaking. Significant assumptions include an estimated inflation rate of 4.5 percent and an estimated trust earnings rate of 7.0 percent.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance For Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance was 9.0 percent in 1998 and 5.8 percent in both 1997 and 1996. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 1.8 percent in 1998, 0.8 percent in 1997 and 1.1 percent in 1996.

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

Financial Instruments

The Company's only financial instruments for which the carrying amount did not approximate fair value at December 31 are as follows:

                                       Carrying         Fair
                                        Amount         Value
                                      -------------------------
                                             (in millions)
 Long-term debt:
   At December 31, 1998                 $3,112         $3,195
   At December 31, 1997                  2,541          2,638
 Preferred Securities:
   At December 31, 1998                    297            307
   At December 31, 1997                    297            300
 --------------------------------------------------------------

Alabama Power Company 1998 Annual Report


    The fair value for long-term debt and preferred securities was based on either closing market prices or closing prices of comparable instruments.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

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

2.   RETIREMENT BENEFITS

The Company has defined benefit, trusteed, pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligiblefor such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the APSC and FERC. In 1998, the Company adopted FASB Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The measurement date is September 30 of each year.


    The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                          1998         1997
---------------------------------------------------------------
Discount                                  6.75%        7.50%
Annual salary increase                    4.25         5.00
Long-term return on plan assets           8.50         8.50
---------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                          1998          1997
---------------------------------------------------------------
                                          (in millions)
Balance at beginning of year              $813          $814
Service cost                                22            20
Interest cost                               59            58
Benefits paid                              (51)          (38)
Actuarial (gain) loss and
    employee transfers                      25           (41)
---------------------------------------------------------------
Balance at end of year                    $868          $813
===============================================================

                                           Plan Assets
                                    ---------------------------
                                          1998          1997
---------------------------------------------------------------
                                          (in millions)
Balance at beginning of year            $1,521        $1,334
Actual return on plan assets                 9           250
Benefits paid                              (51)          (38)
Employee transfers                         (18)          (25)
---------------------------------------------------------------
Balance at end of year                  $1,461        $1,521
===============================================================

     The accrued pension costs recognized in the Balance Sheets were as follows:

                                              1998       1997
---------------------------------------------------------------
                                              (in millions)
Funded status                                $ 593      $ 708
Unrecognized transition obligation             (30)       (35)
Unrecognized prior service cost                 39         43
Unrecognized net actuarial gain               (433)      (585)
---------------------------------------------------------------
Prepaid asset recognized in the
      Balance Sheets                         $ 169      $ 131
===============================================================

Alabama Power Company 1998 Annual Report


    Components of the plans' net periodic cost were as follows:

                                         1998    1997     1996
---------------------------------------------------------------
                                            (in millions)
Service cost                           $   22  $   20   $   21
Interest cost                              59      58       60
Expected return on plan assets           (102)    (95)     (93)
Recognized net actuarial gain             (16)    (13)      (9)
Net amortization                           (2)     (2)      (3)
---------------------------------------------------------------
Net pension cost (income)              $  (39) $  (32)  $  (24)
===============================================================

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                        Benefit Obligations
                                    ---------------------------
                                         1998          1997
---------------------------------------------------------------
                                          (in millions)
Balance at beginning of year             $252          $242
Service cost                                5             4
Interest cost                              19            18
Benefits paid                             (12)           (8)
Actuarial (gain) loss and
    employee transfers                     14            (4)
---------------------------------------------------------------
Balance at end of year                   $278          $252
===============================================================

                                           Plan Assets
                                    ---------------------------
                                         1998          1997
---------------------------------------------------------------
                                          (in millions)
Balance at beginning of year             $125          $108
Actual return on plan assets                4            16
Employer contributions                     20             9
Benefits Paid                             (12)           (8)
---------------------------------------------------------------
Balance at end of year                   $137          $125
===============================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:
                                              1998       1997
---------------------------------------------------------------
                                              (in millions)
Funded status                                $(141)     $(127)
Unrecognized transition obligation              57         61
Unrecognized net actuarial loss                 22          3
Fourth quarter contributions                     8         10
---------------------------------------------------------------
Accrued liability recognized in the
      Balance Sheets                         $ (54)     $ (53)
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         1998    1997     1996
---------------------------------------------------------------
                                            (in millions)
Service cost                             $  5    $  4     $  5
Interest cost                              18      18       17
Expected return on plan assets             (9)     (7)      (6)
Recognized net gain                         -       -        1
Net amortization                            4       4        4
------------------------------------------------------ --------
Net postretirement cost                  $ 18    $ 19     $ 21
===============================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                      $ 18         $ (15)
Service and interest costs                 2            (1)
===============================================================

Work Force Reduction Programs

The Company has incurred additional costs for work force reduction programs. The costs related to these programs were $19.4 million, $33.0 million and $26.7 million for the years 1998, 1997 and 1996, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $4.1 million at December 31, 1998.

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

Alabama Power Company 1998 Annual Report


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

    In December 1995, the APSC issued an order authorizing the Company to reduce balance sheet items -- such as plant and deferred charges -- at any time the Company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing the Company to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by the Company. In 1998, the Company - in accordance with the 1995 rate order - recorded $33 million of additional amortization of premium on reacquired debt.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Appliance Warranty Litigation

In 1996, a class action against the Company was filed charging the Company with fraud and non-compliance with regulatory statutes relating to the offer, sale, and financing of "extended service contracts" in connection with the sale of electric appliances. The plaintiffs seek damages in an unspecified amount. The Company has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The trial court has granted partial summary judgment in favor of the plaintiffs. The Company has appealed this decision to the Supreme Court of Alabama. The final outcome of this case cannot now be determined.

Environmental Litigation

On November 30, 1998, total judgments of nearly $53 million were entered in favor of five plaintiffs against the Company and two large textile manufacturers. The plaintiffs alleged that the manufacturers had discharged certain polluting substances into a stream that empties into Lake Martin, a hydroelectric reservoir owned by the Company, and that such discharges had reduced the value of the plaintiffs' residential lots on Lake Martin. Of the total amount of the judgments, $155 thousand was compensatory damages and the remainder was punitive damages. The damages were assessed against all three defendants jointly. Post-trial motions have been filed, and, if relief is not granted at the trial court level, the Company will appeal these judgements to the Supreme Court of Alabama. While the Company believes that these judgments should be reversed or set aside, the final outcome of this matter cannot now be determined.

FERC Reviews Equity Returns

On September 21, 1998, the FERC entered separate orders affirming the outcome of the administrative law judge's opinions in two proceedings in which the return on common equity component of formula rates contained in substantially all of the operating companies' wholesale power contracts was being challenged as unreasonably high. These orders resulted in no change in the wholesale power contracts that were the subject of such proceedings. The FERC also dismissed a complaint filed by three customers under long-term power sales agreements seeking to lower the equity return component in such agreements. These customers have filed applications for rehearing regarding each FERC order. In response to a requirement of the September 1998 FERC order, Southern Company filed a new equity return component on the long-term power sales contracts, to be effective January 5, 1999. The proposed equity return was lowered from 13.75 percent to
12.50 percent. If the filed equity return is approved, the estimated impact on the Company's revenues will be approximately $5 million annually. The FERC placed the new rates into effect, subject to refund. Also, this filing was consolidated with the new proceeding discussed below.

   On December 28, 1998, the FERC staff filed a motion asking the FERC to initiate a new proceeding regarding the equity return and other issues involving the Company's formula rate contracts. The motion was submitted pursuant to review procedures applicable to these contracts, and would be applicable to billings under such contracts on and after January 1, 1999.

Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service (IRS) entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement received final approval by the Joint Congressional

Alabama Power Company 1998 Annual Report


Committee on Taxation in June 1998 and as a result, the Company recognized interest income in 1998 of $14 million. The refund by the IRS has been made and this matter is now concluded.

4.   CAPITAL BUDGET

The Company's capital expenditures are currently estimated to total $875 million in 1999, $653 million in 2000, and $668 million in 2001. Included in these estimates are the following: the Company will replace all six steam generators at Plant Farley at a total cost of approximately $234 million. Additionally, the Company plans to construct and install 1,075 megawatts of new generating capacity and associated substation facilities at Plant Barry. The projected capital expenditures for this project amount to approximately $384 million.

    The capital budget is subject to periodic review and revision, and actual capital costs incurred may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital.

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

Bank Credit Arrangements

The Company maintains committed lines of credit in the amount of $757.7 million (including $315 million of such lines under which are dedicated to funding purchase obligations relating to variable rate pollution control bonds). Of these lines, $677.7 million expire at various times during 1999 and $80 million expires in 2003. In certain cases, such lines require payment of a commitment fee based on the unused portion of the commitment or the maintenance of compensating balances with the banks. Because the arrangements are based on an average balance, the Company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the Company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 1998, the Company had regulatory approval to have outstanding up to $750 million of short-term borrowings.

Assets Subject to Lien

The Company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Alabama Power Company 1998 Annual Report


Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations at December 31, 1998, were as follows:

Year                                               Amounts
                                               ----------------
                                                (in millions)
1999                                               $   825
2000                                                   547
2001                                                   497
2002                                                   376
2003                                                   381
2004 - 2014                                          2,417
---------------------------------------------------------------
Total commitments                                  $ 5,043
===============================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $5.8 million in 1998, and $3.0 million each for 1997 and 1996. At December 31, 1998, estimated minimum rental commitments for noncancellable operating leases were as follows:

Year                                               Amounts
                                               ----------------
                                                (in millions)
1999                                                $ 11.4
2000                                                   9.7
2001                                                   7.3
2002                                                   5.9
2003                                                   5.7
2004 - 2018                                           51.4
---------------------------------------------------------------
Total minimum payments                              $ 91.4
===============================================================

6.   JOINT OWNERSHIP AGREEMENTS

The Company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, together with associated transmission facilities. The capacity of these units is sold equally to the Company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses totaled $74 million in 1998, $73 million in 1997 and $75 million in 1996, and is included in "Purchased power from affiliates" in the Statements of Income.

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

    At December 31, 1998, the capitalization of SEGCO consisted of $49 million of equity and $70 million of long-term debt on which the annual interest requirement is $4.1 million. SEGCO paid dividends totaling $8.7 million in 1998, $10.6 million in 1997, and $10.1 million in 1996, of which one-half of each was paid to the Company. SEGCO's net income was $7.5 million, $8.5 million, and $7.7 million for 1998, 1997 and 1996, respectively.

    The Company's percentage ownership and investment in jointly-owned generating plants at December 31, 1998, follows:

                             Total
                            Megawatt         Company
    Facility (Type)         Capacity        Ownership
 ---------------------    ------------    -------------

 Greene County                 500            60.00%    (1)
    (coal)
 Plant Miller
    Units 1 and 2            1,320            91.84%    (2)
    (coal)
================================================================
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.


                             Company         Accumulated
       Facility            Investment        Depreciation
 ---------------------    --------------    ---------------
                                    (in millions)
 Greene County                $ 94               $  42
 Plant Miller
    Units 1 and 2              717                 330
 ----------------------------------------------------------

Alabama Power Company 1998 Annual Report


7.   LONG-TERM POWER SALES AGREEMENTS

General

The Company and the operating affiliates of Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The Company's capacity revenues amounted to $142 million in 1998, $136 million in 1997, and $151 million in 1996.

    Unit  power from Plant Miller is being sold to Florida Power Corporation
(FPC),  Florida Power & Light Company (FP&L), Jacksonville Electric Authority
(JEA)  and the City of Tallahassee,   Florida.  Under  these  agreements,
approximately 1,200 megawatts of capacity are scheduled to be sold through 1999. Thereafter, these sales will remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 with a minimum of three years notice -- until the expiration of the contracts in 2010.

Alabama Municipal Electric Authority (AMEA) Capacity Contracts

In August 1986, the Company entered into a firm power sales contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum 100 megawatts) for a period of 15 years commencing September 1, 1986 (1986 Contract). In October 1991, the Company entered into a second firm power sales contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years commencing October 1, 1991 (1991 Contract). In both contracts the power will be sold to AMEA for its member municipalities that previously were served directly by the Company as wholesale customers. Under the terms of the contracts, the Company received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements, discounted at effective annual rates of 9.96 percent and 11.19 percent for the 1986 and 1991 contracts, respectively. These payments are being recognized as operating revenues and the discounts are being amortized to other interest expense as scheduled capacity is made available over the terms of the contracts.

    In order to secure AMEA's advance payments and the Company's performance obligation under the contracts, the Company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the Company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the Company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the Company. At December 31, 1998, $99.4 million of such bonds was held by the escrow agent under the contracts.

8.   INCOME TAXES

At December 31, 1998, the tax-related regulatory assets and liabilities were $363 million and $316 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

                                    1998       1997       1996
                                 --------------------------------
                                           (in thousands)
Total provision for income taxes:
Federal --
  Currently payable               $123,384   $197,159   $172,911
  Deferred --
    current year                    59,162     32,884     (6,309)
    reversal of prior years         12,984    (44,300)    18,948
-----------------------------------------------------------------
                                   195,530    185,743    185,550
-----------------------------------------------------------------
State --
  Currently payable                 15,761     23,147     16,212
  Deferred --
    current year                     4,811      1,409        697
    reversal of prior years          2,473     (2,422)     3,249
-----------------------------------------------------------------
                                    23,045     22,134     20,158
-----------------------------------------------------------------
Total                              218,575    207,877    205,708
Less income taxes credited
  to other income                   (6,347)   (12,351)   (22,400)
-----------------------------------------------------------------
Total income taxes
  charged to operations           $224,922   $220,228   $228,108
=================================================================

Alabama Power Company 1998 Annual Report


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                               1998      1997
                                              ------------------
                                                 (in millions)
Deferred tax liabilities:
    Accelerated depreciat                      $  861   $  847
    Property basis differences                    435      463
    Premium on reacquired debt                     29       30
    Pensions                                       50       20
    Other                                          46       11
  ----------------------------------------------------------------
Total
                                                1,421    1,371
------------------------------------------------------------------
Deferred tax assets:
    Capacity prepayments                           28       31
    Other deferred costs                           25       33
    Postretirement benefits                        20       18
    Unbilled revenue                               16       16
    Other                                          56       66
Total                                             145      164
 ----------------------------------------------------------------
Net deferred tax liabilities                    1,276    1,207
Portion included in current assets
    (liabilities), net                            (73)     (15)
----------------------------------------------------------------
Accumulated deferred income taxes
    in the Balance Sheets                     $ 1,203   $ 1,192
================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $11 million in 1998, 1997, and 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1998     1997     1996
                                     --------------------------
Federal statutory rate                35.0%    35.0%    35.0%
State income tax,
  net of federal deduction             2.5      2.4      2.2
Non-deductible book
  depreciation                         1.5      1.5      1.5
Differences in prior years'
  deferred and current tax rates      (1.6)    (2.3)    (1.6)
Other                                 (1.6)    (1.9)    (3.0)
---------------------------------------------------------------
Effective income tax rate             35.8%    34.7%    34.1%
===============================================================

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

9.   COMPANY OBLIGATED MANDATORILY
     REDEEMABLE PREFERRED SECURITIES

Statutory business trusts formed by the Company, of which the Company owns all the common securities, have issued mandatorily redeemable preferred securities as follows:

              Date of                                    Maturity
               Issue    Amount      Rate      Notes        Date
            --------------------------------------------------------
                       (millions)           (millions)
Trust I       1/1996    $ 97       7.375%      $100        3/2026
Trust II      1/1997     200        7.60        206       12/2036

    Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above. In February 1999, the Company issued $50 million of variable rate mandatorily redeemable preferred securities (Trust III), the initial distribution rate of which was 4.85 percent. The associated junior subordinated notes, in the amount of $51.6 million, will be due February 28, 2029.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trusts' payment obligations with respect to the preferred securities.

    The Trusts are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

10.  OTHER LONG-TERM DEBT

Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $215.9 million of such pollution control obligations, the Company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements.

Alabama Power Company 1998 Annual Report

No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

   In 1997 and 1998, the Company issued unsecured senior notes. The senior notes are, in effect, subordinated to all secured debt of the Company, including its first mortgage bonds.

   The estimated aggregate annual maturities of capitalized lease obligations through 2003 are as follows: $1.0 million in 1999, $0.9 million in 2000, $0.8 million in 2001, $0.9 million in 2002 and $0.9 million in 2003.

11.   SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt and preferred stock due within one year at December 31 is as follows:

                                             1998        1997
                                        ------------------------
                                              (in thousands)
  Bond improvement fund
     requirements                          $      -     $18,450
   First mortgage bond maturities
     and redemptions                        470,000      55,895

  Other long-term debt maturities
     (Note 10)                                1,209         991
  -------------------------------------------------------------
  Total long-term debt due within
     one year                               471,209      75,336
  -------------------------------------------------------------
  Preferred stock to be redeemed             50,000           -
  -------------------------------------------------------------
  Total                                    $521,209     $75,336
  =============================================================

      The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. Scheduled maturities amount to $0.2 million in connection with pollution control bonds as a result of the redemption, over a five-year period, of the 7.25 percent series due 2003.

12.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988 (Act), the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Farley. The Act provides funds up to $9.7 billion for public liability claims that could arise from a single nuclear incident. Plant Farley is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums which could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $88 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the Company is $176 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for the Company under the three NEIL policies would be $21 million.

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

Alabama Power Company 1998 Annual Report


proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

      All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

13.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1998, retained earnings of $796 million were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture.

14.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 1998 and 1997 are as follows:

                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended              Revenues      Income        Stock
--------------------    -----------------------------------------
                                     (in thousands)

March 1998                 $716,505      $130,735   $   66,041
June 1998                   863,715       178,722       94,750
September 1998            1,057,988       242,063      173,958
December 1998               748,165       105,519       42,474

March 1997                 $704,768      $123,455   $   57,807
June 1997                   728,089       125,750       63,137
September 1997              962,446       249,487      191,800
December 1997               753,808       128,511       63,195
=================================================================

The Company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1998 Annual Report
===========================================================================================================================
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                               $3,386,373      $3,149,111      $3,120,775
Net Income after Dividends
     on Preferred Stock (in thousands)                                            $377,223        $375,939        $371,490
Cash Dividends on Common Stock (in thousands)                                     $367,100        $339,600        $347,500
Return on Average Common Equity (percent)                                            13.63           13.76           13.75
Total Assets (in thousands)                                                     $9,225,698      $8,812,867      $8,733,846
Gross Property Additions (in thousands)                                           $610,132        $451,167        $425,024
---------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $2,784,067      $2,750,569      $2,714,277
Preferred stock                                                                    317,512         255,512         340,400
Preferred stock subject to mandatory redemption                                          -               -               -
Subsidiary obligated mandatorily redeemable preferred securities                   297,000         297,000          97,000
Long-term debt                                                                   2,646,566       2,473,202       2,354,006
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $6,045,145      $5,776,283      $5,505,683
===========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                   46.1            47.6            49.3
Preferred stock                                                                        5.2             4.4             6.2
Company obligated mandatorily redeemable preferred securities                          4.9             5.2             1.7
Long-term debt                                                                        43.8            42.8            42.8
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                        100.0           100.0           100.0
===========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                   -               -               -
Retired                                                                            771,108          74,951          83,797
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                   -         200,000          97,000
Senior Notes (in thousands):
Issued                                                                           1,356,200         193,800               -
Preferred Stock (in thousands):
Issued                                                                             200,000               -               -
Retired                                                                             88,000         184,888               -
---------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                            A1              A1              A1
     Standard and Poor's                                                                A+              A+              A+
     Duff & Phelps                                                                     AA-             AA-             AA-
Preferred Stock -
     Moody's                                                                            a2              a2              a2
     Standard and Poor's                                                                 A               A               A
     Duff & Phelps                                                                       A              A+              A+
Unsecured Long-Term Debt -
     Moody's                                                                            A2              A2               -
     Standard and Poor's                                                                 A               A               -
     Duff & Phelps                                                                      A+              A+               -
---------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      1,106,217       1,092,161       1,073,559
Commercial                                                                         182,738         177,362         171,827
Industrial                                                                           5,020           5,076           5,100
Other                                                                                  733             728             732
---------------------------------------------------------------------------------------------------------------------------
Total                                                                            1,294,708       1,275,327       1,251,218
===========================================================================================================================
Employees (year-end)                                                                 6,631           6,531           6,865

                                       II-80


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1998 Annual Report

==============================================================================================================================
                                                                          1995            1994            1993           1992
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                   $3,024,774      $2,935,142      $3,007,609     $2,846,840
Net Income after Dividends
     on Preferred Stock (in thousands)                                $360,894        $356,338        $346,494       $338,555
Cash Dividends on Common Stock (in thousands)                         $285,000        $268,000        $252,900       $273,300
Return on Average Common Equity (percent)                                13.61           13.86           13.94          14.02
Total Assets (in thousands)                                         $8,744,360      $8,459,217      $8,248,683     $6,593,618
Gross Property Additions (in thousands)                               $551,781        $536,785        $435,843       $367,463
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                 $2,690,374      $2,614,405      $2,526,348     $2,443,493
Preferred stock                                                        440,400         440,400         440,400        489,400
Preferred stock subject to mandatory redemption                              -               -               -              -
Subsidiary obligated mandatorily redeemable preferred securities             -               -               -              -
Long-term debt                                                       2,374,948       2,455,013       2,362,852      2,202,473
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       $5,505,722      $5,509,818      $5,329,600     $5,135,366
==============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                       48.9            47.4            47.4           47.6
Preferred stock                                                            8.0             8.0             8.3            9.5
Company obligated mandatorily redeemable preferred securities                -               -               -              -
Long-term debt                                                            43.1            44.6            44.3           42.9
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0           100.0           100.0          100.0
==============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                       -         150,000         860,000        745,000
Retired                                                                      -          20,387         699,788        931,797
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                       -               -               -              -
Senior Notes (in thousands):
Issued                                                                       -               -               -              -
Preferred Stock (in thousands):
Issued                                                                       -               -         158,000        150,000
Retired                                                                      -               -         207,000        145,000
------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                A1              A1              A1             A1
     Standard and Poor's                                                    A+               A               A              A
     Duff & Phelps                                                          A+              A+              A+              A
Preferred Stock -
     Moody's                                                                a2              a2              a2             a2
     Standard and Poor's                                                     A              A-              A-             A-
     Duff & Phelps                                                           A              A-              A-             A-
Unsecured Long-Term Debt -
     Moody's                                                                 -               -               -              -
     Standard and Poor's                                                     -               -               -              -
     Duff & Phelps                                                           -               -               -              -
------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                          1,058,197       1,042,974       1,027,130      1,012,294
Commercial                                                             166,480         162,239         157,337        152,530
Industrial                                                               5,338           5,341           5,391          5,434
Other                                                                      725             716             713            704
------------------------------------------------------------------------------------------------------------------------------
Total                                                                1,230,740       1,211,270       1,190,571      1,170,962
==============================================================================================================================
Employees (year-end)                                                     7,261           7,996           8,009          8,116

                                       II-81A

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1998 Annual Report


===============================================================================================================================
                                                                          1991            1990            1989            1988
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                   $2,846,794      $2,722,424      $2,629,354      $2,476,626
Net Income after Dividends
     on Preferred Stock (in thousands)                                $339,666        $312,803        $311,146        $283,475
Cash Dividends on Common Stock (in thousands)                         $232,900        $220,800        $217,300        $212,700
Return on Average Common Equity (percent)                                14.55           14.00           14.53           14.03
Total Assets (in thousands)                                         $6,549,462      $6,362,293      $6,279,431      $6,180,945
Gross Property Additions (in thousands)                               $397,011        $444,680        $459,199        $643,892
-------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                 $2,387,198      $2,280,590      $2,188,811      $2,094,815
Preferred stock                                                        484,400         484,400         484,400         484,400
Preferred stock subject to mandatory redemption                              -          12,500          17,500          22,500
Subsidiary obligated mandatorily redeemable preferred securities             -               -               -               -
Long-term debt                                                       2,382,635       2,397,931       2,435,129       2,496,492
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       $5,254,233      $5,175,421      $5,125,840      $5,098,207
===============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                       45.4            44.1            42.7            41.1
Preferred stock                                                            9.2             9.6             9.8             9.9
Company obligated mandatorily redeemable preferred securities                -               -               -               -
Long-term debt                                                            45.4            46.3            47.5            49.0
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0           100.0           100.0           100.0
===============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                 250,000               -               -         150,000
Retired                                                                227,695          33,122          75,650          42,445
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                       -               -               -               -
Senior Notes (in thousands):
Issued                                                                       -               -               -               -
Preferred Stock (in thousands):
Issued                                                                       -               -               -         100,000
Retired                                                                 17,500           5,000           5,000           2,500
-------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                A1              A1              A1              A1
     Standard and Poor's                                                     A               A               A               A
     Duff & Phelps                                                           A               A               A               6
Preferred Stock -
     Moody's                                                                a2              a2              a2              a2
     Standard and Poor's                                                    A-              A-              A-              A-
     Duff & Phelps                                                          A-              A-              A-               7
Unsecured Long-Term Debt -
     Moody's                                                                 -               -               -               -
     Standard and Poor's                                                     -               -               -               -
     Duff & Phelps                                                           -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                            997,585         985,566         974,622         964,581
Commercial                                                             148,228         144,340         141,265         137,955
Industrial                                                               5,496           5,322           5,200           5,120
Other                                                                      697             690             684             678
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                1,152,006       1,135,918       1,121,771       1,108,334
===============================================================================================================================
Employees (year-end)                                                     8,513           9,473           9,698          10,302

                                       II-81B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1998 Annual Report

===========================================================================================================================
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $1,133,435        $997,507        $998,806
Commercial                                                                         779,169         724,148         696,453
Industrial                                                                         853,550         775,591         759,628
Other                                                                               14,523          13,563          13,729
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     2,780,677       2,510,809       2,468,616
Sales for resale - non-affiliates                                                  448,973         431,023         391,669
Sales for resale - affiliates                                                      103,562         161,795         216,620
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         3,333,212       3,103,627       3,076,905
Other revenues                                                                      53,161          45,484          43,870
---------------------------------------------------------------------------------------------------------------------------
Total                                                                           $3,386,373      $3,149,111      $3,120,775
===========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                     15,794,543      14,336,408      14,593,761
Commercial                                                                      11,904,509      11,330,312      10,904,476
Industrial                                                                      21,585,117      20,727,912      19,999,258
Other                                                                              196,647         180,389         192,573
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                                    49,480,816      46,575,021      45,690,068
Sales for resale - non-affiliates                                               11,840,909      12,329,480       9,491,237
Sales for resale - affiliates                                                    5,976,099       8,993,326      10,292,066
---------------------------------------------------------------------------------------------------------------------------
Total                                                                           67,297,824      67,897,827      65,473,371
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                           7.18            6.96            6.84
Commercial                                                                            6.55            6.39            6.39
Industrial                                                                            3.95            3.74            3.80
Total retail                                                                          5.62            5.39            5.40
Sales for resale                                                                      3.10            2.78            3.07
Total sales                                                                           4.95            4.57            4.70
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                   14,370          13,254          13,705
Residential Average Annual Revenue
 Per Customer                                                                    $1,031.21         $922.21         $937.95
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                             11,151          11,151          11,151
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                               7,757           8,478           8,413
Summer                                                                              10,329           9,778           9,912
Annual Load Factor (percent) (Note 2)                                                 62.9            62.7            61.3
Plant Availability (percent):
Fossil-steam                                                                          85.6            86.3            86.6
Nuclear                                                                               80.2            88.8            90.5
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                  65.3            65.7            67.0
Nuclear                                                                               16.3            17.9            18.5
Hydro                                                                                  6.9             7.5             7.1
Oil and gas                                                                            1.5             0.7             0.4
Purchased power -
     From non-affiliates                                                               3.3             2.4             2.4
     From affiliates                                                                   6.7             5.8             4.6
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                100.0           100.0           100.0
===========================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                  8,938           9,984          10,035
Cost of fuel per million BTU (cents)                                                171.85          148.61          147.09
Average cost of fuel per net kilowatt-hour generated (cents)                          1.54            1.48            1.48
===========================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.



SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1998 Annual Report

==============================================================================================================================
                                                                         1995            1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $997,069        $913,146        $947,277        $845,660
Commercial                                                            670,453         647,202         634,895         589,816
Industrial                                                            805,596         803,587         832,938         800,311
Other                                                                  13,619          13,515          13,344          12,734
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                        2,486,737       2,377,450       2,428,454       2,248,521
Sales for resale - non-affiliates                                     370,140         354,760         364,105         407,791
Sales for resale - affiliates                                         127,730         164,762         181,975         158,088
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            2,984,607       2,896,972       2,974,534       2,814,400
Other revenues                                                         40,167          38,170          33,075          32,440
------------------------------------------------------------------------------------------------------------------------------
Total                                                              $3,024,774      $2,935,142      $3,007,609      $2,846,840
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                        14,383,231      13,183,147      13,185,062      12,069,268
Commercial                                                         10,043,220       9,645,798       9,185,462       8,629,869
Industrial                                                         19,862,577      19,479,364      18,595,237      18,260,274
Other                                                                 186,848         185,876         181,673         176,798
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                       44,475,876      42,494,185      41,147,434      39,136,209
Sales for resale - non-affiliates                                   8,046,189       6,775,176       7,143,672       8,382,571
Sales for resale - affiliates                                       6,705,174       8,432,533       8,081,324       7,210,697
------------------------------------------------------------------------------------------------------------------------------
Total                                                              59,227,239      57,701,894      56,372,430      54,729,477
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              6.93            6.93            7.18            7.01
Commercial                                                               6.68            6.71            6.91            6.83
Industrial                                                               4.06            4.13            4.48            4.38
Total retail                                                             5.59            5.59            5.90            5.75
Sales for resale                                                         3.38            3.42            3.59            3.63
Total sales                                                              5.04            5.02            5.28            5.14
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                      13,686          12,746          12,936          12,017
Residential Average Annual Revenue
 Per Customer                                                         $948.71         $882.88         $929.36         $842.00
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                10,831          10,431          10,431          10,431
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                  7,958           8,217           7,152           7,077
Summer                                                                 10,090           9,028           9,457           8,801
Annual Load Factor (percent) (Note 2)                                    59.2            62.2            58.6            59.6
Plant Availability (percent):
Fossil-steam                                                             88.3            86.9            89.7            88.9
Nuclear                                                                  81.1            92.5            86.6            80.2
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     67.1            62.9            63.9            64.3
Nuclear                                                                  17.1            21.7            20.1            19.0
Hydro                                                                     7.0             8.4             6.9             8.5
Oil and gas                                                               0.4               *               *               *
Purchased power -
     From non-affiliates                                                  2.7             1.3             1.1             1.2
     From affiliates                                                      5.7             5.7             8.0             7.0
------------------------------------------------------------------------------------------------------------------------------
Total                                                                   100.0           100.0           100.0           100.0
==============================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                    10,025           9,961          10,003          10,000
Cost of fuel per million BTU (cents)                                   148.68          157.62          173.66          164.57
Average cost of fuel per net kilowatt-hour generated (cents)             1.49            1.57            1.74            1.65
==============================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       II-83A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1998 Annual Report

=================================================================================================================================
                                                                            1991            1990            1989            1988
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                             $864,347        $825,645        $781,982        $761,805
Commercial                                                               582,730         551,634         533,487         510,910
Industrial                                                               790,224         777,580         762,274         738,755
Other                                                                     12,662          12,103          11,743          11,255
---------------------------------------------------------------------------------------------------------------------------------
Total retail                                                           2,249,963       2,166,962       2,089,486       2,022,725
Sales for resale - non-affiliates                                        407,912         434,996         409,202         355,362
Sales for resale - affiliates                                            159,375          93,473         104,488          76,691
---------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                               2,817,250       2,695,431       2,603,176       2,454,778
Other revenues                                                            29,544          26,993          26,178          21,848
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                 $2,846,794      $2,722,424      $2,629,354      $2,476,626
=================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                           12,324,898      11,996,794      11,346,736      11,332,285
Commercial                                                             8,526,131       8,201,534       7,915,685       7,711,092
Industrial                                                            17,511,579      17,713,153      17,360,791      16,881,342
Other                                                                    174,760         170,420         166,485         165,122
---------------------------------------------------------------------------------------------------------------------------------
Total retail                                                          38,537,368      38,081,901      36,789,697      36,089,841
Sales for resale - non-affiliates                                      8,810,442      10,277,060      10,292,329       7,905,750
Sales for resale - affiliates                                          7,784,285       4,519,275       5,048,743       3,551,142
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                 55,132,095      52,878,236      52,130,769      47,546,733
=================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                 7.01            6.88            6.89            6.72
Commercial                                                                  6.83            6.73            6.74            6.63
Industrial                                                                  4.51            4.39            4.39            4.38
Total retail                                                                5.84            5.69            5.68            5.60
Sales for resale                                                            3.42            3.57            3.35            3.77
Total sales                                                                 5.11            5.10            4.99            5.16
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                         12,435          12,256          11,717          11,839
Residential Average Annual Revenue
 Per Customer                                                            $872.04         $843.50         $807.50         $795.84
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                   10,539           9,879           9,879           9,279
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                     6,586           6,293           7,264           6,377
Summer                                                                     8,627           8,878           8,256           7,991
Annual Load Factor (percent) (Note 2)                                       59.9            57.4            59.5            59.6
Plant Availability (percent):
Fossil-steam                                                                93.1            92.2            90.7            91.3
Nuclear                                                                     87.0            86.5            83.1            91.9
---------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                        61.5            57.0            54.1            53.9
Nuclear                                                                     20.8            21.6            21.0            26.1
Hydro                                                                        8.2             8.7            11.0             4.8
Oil and gas                                                                    *             0.1             0.1             0.1
Purchased power -
     From non-affiliates                                                     1.6             0.9             1.8             0.5
     From affiliates                                                         7.9            11.7            12.0            14.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                      100.0           100.0           100.0           100.0
=================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                        9,985          10,072          10,061          10,137
Cost of fuel per million BTU (cents)                                      170.49          171.55          172.20          168.21
Average cost of fuel per net kilowatt-hour generated (cents)                1.70            1.73            1.73            1.71
=================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       11-83B






                             GEORGIA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1998 Annual Report

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

    The audit committee of the board of directors, which is composed of three directors who are not employees, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

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




/s/ H. Allen Franklin
H. Allen Franklin
President and Chief
   Executive Officer

/s/ David M. Ratcliffe
David M. Ratcliffe
Executive Vice President,
   Treasurer and Chief
   Financial Officer


February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Georgia Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1998 and 1997, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-97 through II-117) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP


Atlanta, Georgia
February 10, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 1998 Annual Report

RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 1998 earnings totaled $570 million, representing a $24 million (4.0 percent) decrease from 1997. This earnings decrease resulted primarily from higher operating expenses, additional depreciation charges pursuant to a Georgia Public Service Commission (GPSC) retail accounting order discussed below, lower wholesale capacity revenues, and the write-off of a portion of the Rocky Mountain plant investment. These decreases to earnings were partially offset by higher retail revenues, lower financing costs and increased non-operating income. Earnings for 1997 totaled $594 million, representing a $14 million (2.4 percent) increase over 1996. This earnings increase resulted primarily from lower operating expenses, lower financing costs, and increased non-operating income, partially offset by lower retail revenues and additional depreciation charges pursuant to the GPSC retail accounting order.

Revenues

The following table summarizes the factors impacting operating revenues for the 1996-1998 period:

                                        Increase (Decrease)
                                          From Prior Year
                                ------------------------------------
                                    1998        1997         1996
                                ------------------------------------
Retail -                                   (in millions)
   Sales growth                    $ 174       $  62         $ 58
   Weather                           101         (74)         (25)
   Fuel cost recovery                 70         (30)          28
   Demand-side programs              (25)         (3)         (10)
--------------------------------------------------------------------
Total retail                         320         (45)          51
--------------------------------------------------------------------
Sales for resale -
   Non-affiliates                    (23)          1           (9)
   Affiliates                         43           3          (41)
--------------------------------------------------------------------
Total sales for resale                20           4          (50)
--------------------------------------------------------------------
Other operating revenues              13          10           10
--------------------------------------------------------------------
Total operating revenues           $ 353       $ (31)       $  11
====================================================================
Percent change                       8.0%       (0.7)%        0.3%
--------------------------------------------------------------------

    Retail revenues of $4.3 billion in 1998 increased $320 million (8.0 percent) from 1997 primarily due to higher energy sales to residential and commercial customers. Retail revenues of $4.0 billion in 1997 decreased $45 million (1.1 percent) from 1996 primarily due to milder-than-normal weather, as well as commercial and industrial customers taking advantage of load management rates.

    Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side option programs generally represent the direct recovery of program costs. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for further information on these programs.

    Wholesale revenues from sales to non-affiliated utilities decreased slightly in 1998 and were as follows:

                                  1998       1997      1996
                                -------------------------------
                                        (in millions)
Outside service area -
   Long-term contracts            $ 51       $ 71      $ 84
   Other sales                      94         80        37
Inside service area                115        132       161
---------------------------------------------------------------
Total                             $260       $283      $282
===============================================================

    Revenues from long-term contracts outside the service area decreased in 1998 primarily due to lower capacity charges and decreased energy sales and in 1997 primarily due to scheduled reductions in the amount of megawatt-hour capacity under these contracts. See Note 7 to the financial statements for further information regarding these sales. Revenues from other sales outside the service area increased in 1998 and 1997 primarily due to power marketing activities. These increases were primarily offset by increases in purchased power from non-affiliates and, as a result, had no significant effect on net income. Wholesale revenues from customers within the service area decreased in 1998 and 1997 primarily due to a decrease in revenues under a power supply agreement with Oglethorpe Power Corporation (OPC). OPC decreased its purchases of capacity by 250 megawatts each in September 1996, 1997, and 1998 and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1999 and 125 megawatts in September 2000.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

Georgia Power Company 1998 Annual Report

    Kilowatt-hour (KWH) sales for 1998 and the percent change by year were as follows:

                                            Percent Change
                                      ----------------------------
                              1998
                               KWH     1998      1997      1996
                         -----------------------------------------
                           (in billions)
Residential                   19.5     12.6%     (3.0)%     3.0%
Commercial                    22.9      8.2       1.5       4.9
Industrial                    27.3      2.2       1.9       3.6
Other                          0.5      1.0       0.4       8.6
                            --------
Total retail                  70.2      6.9       0.4       3.9
                            --------
Sales for resale -
   Non-affiliates              6.4     (5.2)    (13.6)     19.4
   Affiliates                  2.0     19.4      44.6     (56.9)
                            --------
Total sales for resale         8.4     (0.3)     (6.0)     (3.0)
                            --------
Total sales                   78.6      6.0      (0.3)      3.0
                            ========
------------------------------------------------------------------

    Residential and commercial sales increased in 1998 12.6 percent and 8.2 percent, respectively, and industrial sales increased slightly by 2.2 percent. The increases are attributed primarily to sales growth and hotter temperatures in the summer months. Residential sales in 1997 declined 3.0 percent while sales to commercial and industrial customers increased slightly by 1.5 percent and 1.9 percent, respectively. Milder-than-normal temperatures experienced in 1997 contributed to the moderate sales.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                        1998    1997     1996
                                      -------------------------
Total generation
   (billions of KWH)                    69.1    66.5     63.7
Sources of generation
   (percent) --
     Coal                               73.3    74.8     74.3
     Nuclear                            21.6    21.8     22.4
     Hydro                               2.6     2.7      2.7
     Oil and gas                         2.5     0.7      0.6
Average cost of fuel per net
   KWH generated
     (cents) --                         1.36    1.32     1.35
---------------------------------------------------------------

    Fuel expense increased 7.0 percent in 1998 primarily due to an increase in generation to meet higher energy demands and a higher average cost of fuel. Fuel expense increased 2.6 percent in 1997 primarily due to an increase in generation, partially offset by a lower average cost of fuel.

    Purchased power expense increased $70 million (21.9 percent) to meet higher energy demands and power marketing activities. The majority of the energy purchased for power marketing activities was resold to non-affiliated third parties and had no significant effect on net income. In June 1998, the Company began purchasing capacity and energy from a 300 megawatt cogeneration facility pursuant to a 30-year purchase power agreement. Purchased power expense decreased $66 million (17.1 percent) in 1997 primarily due to decreased purchases from affiliated companies and declines in contractual capacity buyback purchases from the co-owners of Plant Vogtle. Under the terms of the 1991 retail rate order, the costs of declining Plant Vogtle contractual capacity buyback purchases were levelized over a six-year period ending September 1997. The levelization is reflected in the amortization of deferred Plant Vogtle costs in the Statements of Income. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

Georgia Power Company 1998 Annual Report

    Other operation and maintenance (O&M) expenses, excluding the provision for separation benefits, increased 15.9 percent primarily due to continuing expenses related to a new customer service system implemented in January 1998, modification of certain information systems for year 2000 compliance discussed below, an increase in outage costs at steam power generating facilities, and increased line maintenance. Other O&M expenses, excluding the provision for separation benefits, decreased 4.1 percent in 1997 primarily due to initiatives in 1996 to reduce fossil generation materials inventory levels and an adjustment in 1996 to deferred postretirement benefits to reflect changes in the retiree benefits plan.

    Depreciation and amortization increased $191 million in 1998 and $140 million in 1997 primarily due to accelerated depreciation of generating plant pursuant to the retail accounting order and an increase in plant-in-service. See
Note 3 to the financial statements under "Retail Rate Order" for additional information.

    The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. The amortization of deferred Plant Vogtle costs reflects the completion in September 1997 of the amortization of the levelized buybacks and the Plant Vogtle Unit 1 cost deferrals under a 1987 GPSC order. In December 1998, the remaining Vogtle Unit 2 cost deferrals were fully amortized to expense under a 1998 retail rate order. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

    Additionally, as a result of the 1998 retail rate order, the Company recorded a $34 million pre-tax write-off associated with a portion of its investment in the Rocky Mountain plant. See Note 3 to the financial statements under "Rocky Mountain Plant Status" for additional information.

    Other income (expense) increased in 1998 primarily due to the recognition of $73 million in interest income resulting from the resolution of tax issues with the Internal Revenue Service (IRS) and the State of Georgia. Other income (expense) increased in 1997 primarily due to increased tax benefits from losses of the parent company allocated to the Company under the joint consolidated income tax agreement between Southern Company and its subsidiaries. See Note 8 to the financial statements for additional information.

    Total financing costs decreased in 1998 and 1997. These changes were primarily due to the refinancing or retirement of securities. The Company refinanced or retired $754 million and $701 million of securities in 1998 and 1997, respectively. Dividends on preferred stock decreased $13 million and $26 million in 1998 and 1997, respectively. These decreases were partially offset by increases in interest and other charges of $6 million and $17 million in 1998 and 1997, respectively, primarily due to the issuance of additional mandatorily redeemable preferred securities in 1996 and 1997.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plants with long economic life. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

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

Georgia Power Company 1998 Annual Report

    On January 1, 1999, the Company began operating under a new three-year retail rate order approved by the GPSC on December 18, 1998. The Company's earnings will continue to be evaluated against a retail return on common equity range of 10 percent to 12.5 percent, with rate reductions of $262 million in 1999 and an additional reduction of $24 million in 2000. The order provides for $85 million in each year, plus up to $50 million of any earnings in excess of the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings in excess of the 12.5 percent return will be applied to rate reductions, with the remaining one-third retained by the Company. The Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent, and will be required to file a general rate case on July 1, 2001 in response to which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued. See Note 3 to the financial statements under "Retail Rate Order" for additional information.

    Under a previous three-year accounting order ending December 1998, the Company's earnings were evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent were used to accelerate the amortization of regulatory assets or depreciation of electric plant.

    As a result of the Company recognizing the write-off of a portion of its cost in the Rocky Mountain plant and completing the amortization of deferred Plant Vogtle costs in 1998 in accordance with the new retail rate order, future depreciation and amortization will decrease. Future depreciation and amortization will also decrease as a result of the cap on the amount of accelerated amortization or depreciation of assets under the new retail rate order. See Note 3 to the financial statements under "Retail Rate Order" for additional information.

    Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, initiatives to increase sales to existing customers, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1999 through 2001.

    In September 1998, OPC decreased its purchases of capacity under a power supply agreement by 250 megawatts and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1999 and 125 megawatts in September 2000. As a result, the Company's capacity revenues from OPC will decline by approximately $23 million in 1999, an additional $19 million in 2000, and an additional $4 million in 2001. Under the amended 1995 Integrated Resource Plan approved by the GPSC in March 1997, the resources associated with the decreased purchases in 1998 will be used to meet the needs of the Company's retail customers through 2004. See Note 3 to the financial statements under "FERC Review of Equity Returns" for additional information about other wholesale regulatory matters.

    The Company has entered into a five-year purchase power agreement scheduled to begin in June 2000 for approximately 215 megawatts. Capacity and fixed O&M payments are estimated to be between $7 million and $8 million each year.

    The Company plans to construct an eight unit, 600-megawatt combustion turbine peaking power plant that will begin operation in 2000 and will serve the wholesale market. The plant will supply power to fulfill a contract for 400 megawatts of peaking power already established with the Company. The addition of this facility will increase related O&M and depreciation expenses for the Company. Because the plant will be dedicated to the wholesale market, retail rates will not be affected. The Company may expand the facility to a total of 1,200 to 1,900 megawatts of capacity over the next two to three years in order to meet additional anticipated wholesale power demand.

    Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed further under "Environmental Issues."

Georgia Power Company 1998 Annual Report


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

    The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition across the nation. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While the GPSC has held workshops to discuss retail competition and industry restructuring, there has been no proposed or enacted legislation to date in Georgia. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of costs. The GPSC plans to release a schedule and procedure order for a stranded costs docket in the first half of 1999. The ability of the Company to recover all its costs, including the regulatory assets described in Note 1 to the financial statements, could have a material effect on the financial condition of the Company. The Company is attempting to reduce regulatory assets and other costs through the three-year retail rate order. See
Note 3 to the financial statements under "Retail Rate Order" for additional information.

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

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry - including the Company's - regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

Georgia Power Company 1998 Annual Report

Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

    The Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. The Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

The Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.

    The Company's Year 2000 program was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the year 2000.

    The Southern Company has completed more than 70 percent of the activities contained in its work plan. The percentage of completion and projected completion by function are as follows:

------------------------------------------------------------------------------
                                        Work Plan
                         ----------------------------------------------------
                                                   Remediation       Project
                         Inventory   Assessment      Testing       Completion
-----------------------------------------------------------------------------
Generation                 100%        100%            70%             6/99
-----------------------------------------------------------------------------
Energy Management          100         100             90              6/99
-----------------------------------------------------------------------------
Transmission and
    Distribution           100         100            100              1/99
-----------------------------------------------------------------------------
Telecommunications         100         100             50              6/99
-----------------------------------------------------------------------------
Corporate Applications     100         100             90              3/99
-----------------------------------------------------------------------------

Year 2000 Costs

Current projected total costs for Year 2000 readiness, including the Company's share of costs of Southern Nuclear Operating Company, are approximately $38 million. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1998, the Year 2000 program costs, recognized as expense, amounted to $27 million.

Year 2000 Risks

The Company is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The Company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operation. The Company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the service territory to be isolated and short in duration.

    The Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its service territory. The Company has followed a proven methodology

Georgia Power Company 1998 Annual Report


for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, the Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council
- coordinated national drills during 1999.

    The Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to the Company's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to the Company are being developed.

    There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the Company is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, the Company is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. The Company is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the service territory isolated and short in duration.

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1998, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Also, based on the Company's overall interest rate exposure at December 31, 1998, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

New Accounting Standards

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In April 1998, the AICPA issued a new Statement of Position, Reporting on the Costs of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, with gains and losses reflected rather than revenues and purchased power. Energy trading contracts are defined

Georgia Power Company 1998 Annual Report

as energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. The Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the financial statements.

FINANCIAL CONDITION

Plant Additions

In 1998 gross utility plant additions were $499 million. These additions were primarily related to transmission and distribution facilities and to the purchase of nuclear fuel. The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Financing Activities

In 1998 the Company continued to lower its financing costs by refinancing higher-cost issues. New issues during 1996 through 1998 totaled $1.6 billion and retirement or repayment of securities totaled $2.0 billion. Composite financing rates for long-term debt and preferred stock for the years 1996 through 1998, as of year-end, were as follows:

                                   1998        1997       1996
                                ----------------------------------
Composite interest rate
   on long-term debt               5.64%       6.11%      6.39%
Composite preferred
   stock dividend rate             5.52        5.18       6.34
------------------------------------------------------------------

    Subsidiaries of the Company have issued mandatorily redeemable preferred securities. See Note 9 to the financial statements under "Preferred Securities" for additional information.

Liquidity and Capital Requirements

Cash provided from operations increased by $30 million in 1998, primarily due to higher retail revenues.

    The Company estimates that construction expenditures for the years 1999 through 2001 will total $755 million, $734 million and $829 million, respectively. Investments in additional combustion turbine and combined cycle generating units, transmission and distribution facilities, enhancements to existing generating plants, and equipment to comply with environmental requirements are planned.

    Cash requirements for improvement fund requirements, redemptions announced, and maturities of long-term debt and preferred stock are expected to total $601 million during 1999 through 2001.

    As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. The amount to be funded is $24 million in 1999 and increases to $30 million in 2000 and 2001. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $1.3 billion of unused credit arrangements with banks at the beginning of 1999. See Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

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

Georgia Power Company 1998 Annual Report

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

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Georgia Power's current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures of approximately $39 million, of which $14 million remains to be spent as of December 31, 1998.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the new rules. The final rules affect 22 states including Georgia. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known and the states have adopted their final rules.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: nitrogen oxide emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; control strategies to reduce regional haze; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $6 million, $4 million and $2 million, in 1998, 1997 and 1996, respectively. Additional sites may require environmental remediation for which the Company may be liable for a portion of or all required clean-up costs. See Note 3 to the financial statements under "Certain Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia, and the status of sites listed on the State of Georgia's hazardous site inventory.

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

Georgia Power Company 1998 Annual Report


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

Cautionary Statement Regarding Forward-Looking
Information

The Company's 1998 Annual Report contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by Southern Company; state and federal rate regulation; Year 2000 issues; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Georgia Power Company 1998 Annual Report

===============================================================================================================================
                                                                                     1998             1997                1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Operating Revenues:
Revenues                                                                      $ 4,656,647      $ 4,347,009         $ 4,380,893
Revenues from affiliates                                                           81,606           38,708              35,886
-------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                        4,738,253        4,385,717           4,416,779
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation--
   Fuel                                                                           917,119          857,269             835,194
   Purchased power from non-affiliates                                            229,960          143,409             157,308
   Purchased power from affiliates                                                161,003          177,240             229,324
   Provision for separation benefits                                                2,369            5,459              39,099
   Other                                                                          817,220          696,700             741,383
Maintenance                                                                       358,218          317,199             315,934
Depreciation and amortization                                                     763,390          572,640             432,940
Amortization of deferred Plant Vogtle costs (Note 1)                               50,412          120,577             136,650
Write-down of Rocky Mountain plant (Note 3)                                        33,536                -                   -
Taxes other than income taxes                                                     204,623          207,192             207,098
Federal and state income taxes                                                    406,983          426,918             435,904
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        3,944,833        3,524,603           3,530,834
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                  793,420          861,114             885,945
Other Income (Expense):
Allowance for equity funds used during construction                                 3,235            6,012               3,144
Equity in earnings of unconsolidated subsidiary (Note 4)                            3,735            4,266               3,851
Interest income (Note 3)                                                           79,578           10,581               5,333
Other, net                                                                        (41,512)         (35,834)            (43,502)
Income taxes applicable to other income                                             8,351           31,763              18,581
-------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                          846,807          877,902             873,352
-------------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges:
Interest on long-term debt                                                        180,746          194,344             207,851
Allowance for debt funds used during construction                                  (7,117)          (8,962)            (11,416)
Interest on interim obligations                                                    12,213            7,795              15,478
Amortization of debt discount, premium and expense, net                            13,366           14,179              14,790
Other interest charges                                                             17,105           10,254               6,338
Distributions on preferred securities of subsidiary companies                      54,327           47,369              14,958
-------------------------------------------------------------------------------------------------------------------------------
Interest and other charges, net                                                   270,640          264,979             247,999
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                        576,167          612,923             625,353
Dividends on Preferred Stock                                                        5,939           18,927              45,026
-------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                 $   570,228      $   593,996         $   580,327
===============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996
Georgia Power Company 1998 Annual Report

==========================================================================================================================
                                                                                  1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating Activities:
Net income                                                                 $   576,167      $   612,923       $   625,353
Adjustments to reconcile net income to net
     cash provided from operating activities --
         Depreciation and amortization                                         867,637          674,286           521,086
         Deferred income taxes and investment tax credits, net                 (93,005)         (21,425)           35,700
         Allowance for equity funds used during construction                    (3,235)          (6,012)           (3,144)
         Amortization of deferred Plant Vogtle costs                            50,412          120,577           136,650
         Other, net                                                             (6,546)           2,076            45,255
         Changes in certain current assets and liabilities --
            Receivables, net                                                   (25,453)          13,387             9,421
            Inventories                                                        (11,156)          39,748            55,753
            Payables                                                            47,862          (10,007)          (35,651)
            Taxes accrued                                                       22,139           (3,596)           11,766
            Energy cost recovery, retail                                        (7,649)         (20,103)              679
            Other                                                              (15,142)         (30,026)          (15,880)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  1,402,031        1,371,828         1,386,988
--------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (499,053)        (475,921)         (428,220)
Other                                                                           67,031           16,223           (13,149)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (432,022)        (459,698)         (441,369)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Preferred securities                                                            -          364,250           225,000
     First mortgage bonds                                                            -                -            10,000
     Pollution control bonds                                                    89,990          284,700           112,825
     Senior notes                                                              495,000                -                 -
Retirements --
     Preferred stock                                                          (106,064)        (356,392)         (179,148)
     First mortgage bonds                                                     (558,250)         (60,258)         (210,860)
     Pollution control bonds                                                   (89,990)        (284,700)         (119,665)
Interim obligations, net                                                       (25,378)         (64,266)           30,166
Special deposits -- redemption funds                                                 -           44,454           (44,454)
Capital distribution to parent company                                        (270,000)        (205,000)         (250,000)
Payment of preferred stock dividends                                            (9,137)         (26,917)          (46,911)
Payment of common stock dividends                                             (536,600)        (520,000)         (475,500)
Miscellaneous                                                                  (26,641)         (20,024)          (10,646)
--------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                      (1,037,070)        (844,153)         (959,193)
--------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                        (67,061)          67,977           (13,574)
Cash and Cash Equivalents at Beginning of Year                                  83,333           15,356            28,930
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $     16,272      $    83,333       $    15,356
==========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                  $   269,524      $   258,298       $   249,434
     Income taxes (net of refunds)                                             480,318          427,596           373,886
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1998 and 1997
Georgia Power Company 1998 Annual Report

================================================================================================================================
ASSETS                                                                                            1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)

Utility Plant:
Plant in service                                                                            $ 15,441,146           $ 15,082,570
Less accumulated provision for depreciation                                                    6,109,331              5,319,680
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               9,331,815              9,762,890
Nuclear fuel, at amortized cost                                                                  121,169                126,882
Construction work in progress (Note 4)                                                           189,849                214,128
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          9,642,833             10,103,900
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 4)                                          24,360                 24,973
Nuclear decommissioning trusts, at market                                                        284,536                194,417
Miscellaneous                                                                                     34,781                 87,907
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            343,677                307,297
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                         16,272                 83,333
Receivables--
   Customer accounts receivable                                                                  439,420                385,844
   Other accounts and notes receivable                                                            99,574                110,278
   Affiliated companies                                                                           16,817                 20,333
   Accumulated provision for uncollectible accounts                                               (5,500)                (3,000)
Fossil fuel stock, at average cost                                                               104,133                 96,067
Materials and supplies, at average cost                                                          243,477                240,387
Prepayments                                                                                       29,670                 27,503
Vacation pay deferred                                                                             43,610                 40,996
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            987,473              1,001,741
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                                604,488                688,472
Deferred Plant Vogtle costs (Note 1)                                                                   -                 50,412
Premium on reacquired debt, being amortized                                                      173,858                166,609
Prepaid pension costs                                                                            103,606                 67,777
Debt expense, being amortized                                                                     51,261                 40,927
Miscellaneous                                                                                    126,422                146,593
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          1,059,635              1,160,790
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                $ 12,033,618           $ 12,573,728
================================================================================================================================
The accompanying notes are an integral part of these statements.

At December 31, 1998 and 1997
Georgia Power Company 1998 Annual Report

=================================================================================================================================
CAPITALIZATION AND LIABILITIES                                                                      1998                   1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                         $  3,784,172           $  4,019,728
Preferred stock                                                                                   15,527                157,247
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
   subordinated debentures or notes (Note 9)                                                     689,250                689,250
Long-term debt                                                                                 2,744,362              2,982,835
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          7,233,311              7,849,060
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 9)                                                      35,656                      -
Long-term debt due within one year (Note 9)                                                      399,429                220,855
Notes payable to banks (Note 9)                                                                  117,634                142,300
Commercial paper (Note 9)                                                                        223,218                223,930
Accounts payable--
   Affiliated companies                                                                           75,774                 71,373
   Other                                                                                         326,317                261,293
Customer deposits                                                                                 69,584                 68,618
Taxes accrued--
   Federal and state income                                                                       15,801                  4,480
   Other                                                                                         122,359                111,541
Interest accrued                                                                                  60,187                 72,437
Miscellaneous                                                                                    100,793                105,683
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          1,546,752              1,282,510
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                     2,249,613              2,417,547
Accumulated deferred investment tax credits                                                      381,914                397,202
Deferred credits related to income taxes (Note 8)                                                284,017                297,560
Employee benefits provisions                                                                     177,148                169,887
Miscellaneous                                                                                    160,863                159,962
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          3,253,555              3,442,158
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1 through 7)
Total Capitalization and Liabilities                                                        $ 12,033,618           $ 12,573,728
================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Georgia Power Company 1998 Annual Report
==================================================================================================================================
                                                                                   1998             1997         1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)             (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                                            $   344,250      $  344,250
Paid-in capital                                                                    1,660,206       1,929,971
Premium on preferred stock                                                               158             160
Retained earnings (See accompanying statement) (Note 9)                            1,779,558       1,745,347
-----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                          3,784,172       4,019,728       52.3 %    51.2 %
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
    Authorized -- 55,000,000 shares
    Outstanding -- 511,834 shares at December 31, 1998
    Outstanding -- 4,719,226
     shares at December 31, 1997
         $100 stated value --
            4.60% to 6.60%                                                            51,183          52,355
         Adjustable rate -- at January 1, 1998:
              4.85%                                                                        -          64,213
              5.27%                                                                        -          40,679
--------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
     requirement -- $2,827,000)                                                       51,183         157,247
Less amount due within one year (Note 9)                                              35,656               -
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year                       15,527         157,247        0.2        2.0
-----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 liquidation value -- 9%                                                     100,000         100,000
     $25 liquidation value -- 7.75%                                                  225,000         225,000
     $25 liquidation value -- 7.60%                                                  175,000         175,000
     $25 liquidation value -- 7.75%                                                  189,250         189,250
-----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $54,404,000)                               689,250         689,250        9.5        8.8
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                          Interest Rates
     April 1, 1998                     5 1/2%                                              -         100,000
     September 1, 1999                 6 1/8%                                        195,000         195,000
     March 1, 2000                     6%                                            100,000         100,000
     October 1, 2000                   7%                                                  -         100,000
     September 1, 2002                 6 7/8%                                              -         150,000
     April 1, 2003                     6 5/8%                                        200,000         200,000
     August 1, 2003                    6.35%                                          75,000          75,000
     2004 through 2006                 6.07%                                          10,000          10,000
     2008                              6 7/8%                                         50,000          50,000
     2023 through 2025                 7.55% to 7.95%                                266,000         474,250
---------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                           896,000       1,454,250
---------------------------------------------------------------------------------------------------------------
Pollution control bonds -- (Note 9)
     Maturity                          Interest Rates
     --------                          --------------
     2000                              4.375%                                         50,000          50,000
     2004-2005                         5% to 5.375%                                   57,000         103,790
     2011                              Variable (4.0% at 1/1/99)                      10,450          10,450
     2018                              6%                                              4,600          26,700
     2019-2023                         5.75% to 6.35%                                140,560         144,660
     2022-2023                         Variable (4.0% to 5.05% at 1/1/99)             64,500          64,500
     2024-2025                         5.4% to 6.75%                                 440,325         457,325
     2024-2028                         Variable (3.10% to 5.20% at 1/1/99)           619,055         529,065
     2029-2033                         Variable (3.25% to 5.15% at 1/1/99)           234,700         234,700
     2034                              Variable (3.25% at 1/1/99)                     50,000          50,000
---------------------------------------------------------------------------------------------------------------
Total pollution control bonds                                                      1,671,190       1,671,190
---------------------------------------------------------------------------------------------------------------


STATEMENTS OF CAPITALIZATION (continued)
At December 31, 1998 and 1997
Georgia Power Company 1998 Annual Report
===================================================================================================================================
                                                                                   1998             1997           1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)             (percent of total)
Senior notes -- (Note 9)
     Maturity                          Interest Rates
     --------                          --------------
     December 1, 2005                  5.50%                                     150,000               -
     December 31, 2038                 6.60%                                     200,000               -
     December 31, 2047                 6.875%                                    145,000               -
---------------------------------------------------------------------------------------------------------------
Total senior notes                                                               495,000               -
---------------------------------------------------------------------------------------------------------------
Other long-term debt (Note 9)                                                     86,280          86,675
Unamortized debt discount, net                                                    (4,679)         (8,425)
---------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $177,628,000)                                              3,143,791       3,203,690
Less amount due within one year (Note 9)                                         399,429         220,855
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                            2,744,362       2,982,835       38.0        38.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                         $ 7,233,311     $ 7,849,060      100.0 %     100.0 %
===================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996
Georgia Power Company 1998 Annual Report
==================================================================================================================================
                                                                                      1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)

Balance at Beginning of Period                                                   $   1,745,347    $   1,674,774     $   1,569,905
Net income after dividends on preferred stock                                          570,228          593,996           580,327
Cash dividends on common stock                                                        (536,600)        (520,000)         (475,500)
Preferred stock transactions, net                                                          583           (3,423)               42
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 9)                                                $   1,779,558    $   1,745,347     $   1,674,774
==================================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1998, 1997, and 1996
Georgia Power Company 1998 Annual Report

==================================================================================================================================
                                                                                      1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)

Balance at Beginning of Period                                                   $   1,929,971    $   2,134,886     $   2,384,444
Capital distribution to parent company                                                (270,000)        (205,000)         (250,000)
Contributions to capital by parent company                                                 235               85               442
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                         $   1,660,206    $   1,929,971     $   2,134,886
==================================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1998 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

The Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern LINC), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission
(FERC) or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

                                              1998       1997
                                        ----------------------
                                            (in millions)
Deferred income taxes                        $ 604      $ 688
Deferred income tax credits                   (284)      (298)
Premium on reacquired debt                     174        167
Corporate building lease                        53         52
Deferred Plant Vogtle costs                      -         50
Vacation pay                                    44         41
Postretirement benefits                         36         38
Department of Energy assessments                26         29
Deferred nuclear outage costs                   24         28
Demand-side program costs                        -         11
Other, net                                      12         10
---------------------------------------------------------------
Total                                        $ 689      $ 816
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


                                       11-104

Georgia Power Company 1998 Annual Report

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Georgia, and to wholesale customers in the Southeast. Revenues by type of service were as follows:

                                   1998      1997        1996
                               --------------------------------
                                        (in millions)
Retail                           $4,298    $3,978      $4,023
Non-affiliated wholesale            260       283         282
Other                                99        86          76
---------------------------------------------------------------
Total                            $4,657    $4,347      $4,381
===============================================================

    The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel costs, energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $74 million in 1998, $76 million in 1997, and $78 million in 1996. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and the Company is pursuing legal remedies against the government for breach of contract. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch and into 2017 at Plant Vogtle. Plant Vogtle's spent fuel storage capacity includes the installation in 1998 of additional rack capacity. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The assessment will be paid over a 15-year period, which began in 1993. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 1998, to be approximately $24 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1998 and 3.1 percent in 1997 and 1996. In addition, the Company recorded accelerated depreciation of electric plant of $316 million in 1998, $159 million in 1997, and $24 million in 1996. The amount of such charges in the accumulated provision for depreciation is $505 million at December 31, 1998. See
Note 3 under "Retail Rate Order" for additional information. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    Nuclear Regulatory Commission (NRC) regulations require all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time as ordered by the GPSC. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.



                                       11-105

Georgia Power Company 1998 Annual Report

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of its retirement date. The estimated site study costs based on the most current study and ultimate costs assuming an inflation rate of 3.6% for the Company's ownership interests are as follows:
                                             Plant     Plant
                                             Hatch    Vogtle
                                         --------------------
Site study basis (year)                       1997      1997

Decommissioning periods:
   Beginning year                             2014      2027
   Completion year                            2027      2038
-------------------------------------------------------------
                                              (in millions)
Site study costs:
   Radiated structures                        $372      $317
   Non-radiated structures                      33        44
-------------------------------------------------------------
Total                                         $405      $361
=============================================================
                                              (in millions)
Ultimate costs:
   Radiated structures                        $722   $   922
   Non-radiated structures                      65       129
-------------------------------------------------------------
Total                                         $787    $1,051
=============================================================

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

    Annual provisions for nuclear decommissioning expense are based on an annuity method as approved by the GPSC. The amounts expensed in 1998 and fund balance as of December 31, 1998 were:
                                            Plant      Plant
                                            Hatch     Vogtle
-------------------------------------------------------------
                                            (in millions)
Amount expensed in 1998                    $ 11       $  9
-------------------------------------------------------------

Accumulated provisions:
   Balance in external trust funds         $172       $112
   Balance in internal reserves              19         12
-------------------------------------------------------------
Total                                      $191       $124
=============================================================

    Effective January 1, 1999, the GPSC increased the annual provision for decommissioning expenses to $26 million. This amount is based on the NRC generic estimate to decommission the radioactive portion of the facilities as of 1997 of $526 million and $438 million for plants Hatch and Vogtle, respectively. The ultimate costs associated with the 1997 NRC minimum funding requirements are $1.1 billion and $1.3 billion for plants Hatch and Vogtle, respectively. Significant assumptions include an estimated inflation rate of 3.6% and an estimated trust earnings rate of 6.5%. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates. Pursuant to the orders, the Company recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the GPSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. These GPSC orders provided for the recovery of deferred costs within 10 years. Costs deferred under the 1987 order and the levelized buybacks were fully recovered as of September 1997. Under a December 18, 1998 retail rate order from the GPSC, the remaining deferred costs were fully amortized to expense in December 1998. See Note 3 under "Retail Rate Order" for additional information.

Allowance for Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not

                                       11-106

Georgia Power Company 1998 Annual Report


realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1998, 1997 and 1996, the average AFUDC rates were 6.71 percent, 7.60 percent and 6.59 percent, respectively. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.0 percent for 1998, 1997, and 1996.

Utility Plant

Utility plant is stated at original cost, less regulatory disallowances. Original cost includes: materials; labor; payroll-related costs such as taxes, pensions, and other benefits; and the cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

The Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 were as follows:

                                        Carrying      Fair
                                         Amount       Value
                                      ------------------------
Long-term debt:                             (in millions)
  At December 31, 1998                    $3,058      $3,105
  At December 31, 1997                     3,125       3,170
Preferred securities:
  At December 31, 1998                       689         716
  At December 31, 1997                       689         720
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

2.  RETIREMENT BENEFITS

The Company has defined benefit, trusteed pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the GPSC and FERC. In 1998, the Company adopted FASB Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The measurement date is September 30 of each year.

    The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                               1998       1997
-----------------------------------------------------------------
Discount                                       6.75%      7.50%
Annual salary increase                         4.25       5.00
Expected long-term return on plan
  assets                                       8.50       8.50
-----------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:
                                             Projected
                                        Benefit Obligations
                                     ---------------------------
                                           1998          1997
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $1,119        $1,172
Service cost                                 30            30
Interest cost                                82            82
Benefits paid                               (55)          (42)
Actuarial (gain) loss and
    employee transfers                       41          (123)
----------------------------------------------------------------
Balance at end of year                   $1,217        $1,119
================================================================

                                            Plan Assets
                                     ---------------------------
                                          1998           1997
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $1,931        $1,797
Actual return on plan assets                 11           338
Benefits paid                               (55)          (42)
Employee transfers                          (28)         (162)
----------------------------------------------------------------
Balance at end of year                   $1,859        $1,931
================================================================


                                       11-107

Georgia Power Company 1998 Annual Report

      The accrued pension costs recognized in the Balance Sheets were as follows:
                                              1998       1997
---------------------------------------------------------------
                                              (in millions)
Funded status                               $  642     $  812
Unrecognized transition obligation             (35)       (39)
Unrecognized prior service cost                 45         48
Unrecognized net actuarial gain               (548)      (753)
---------------------------------------------------------------
Prepaid asset recognized in the
      Balance Sheets                        $  104     $   68
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         1998    1997      1996
---------------------------------------------------------------
                                            (in millions)
Service cost                            $  30   $  30     $  35
Interest cost                              82      82        86
Expected return on plan assets           (127)   (121)     (124)
Recognized net actuarial gain             (20)    (18)      (14)
Net amortization                           (1)     (1)       (2)
---------------------------------------------------------------
Net pension income                      $ (36)  $ (28)    $ (19)
===============================================================

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                             Projected
                                         Benefit Obligations
                                     ---------------------------
                                          1998          1997
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year            $  435        $  430
Service cost                                 7             7
Interest cost                               32            32
Benefits paid                              (16)          (13)
Actuarial loss and employee
    transfers                                6           (21)
----------------------------------------------------------------
Balance at end of year                  $  464        $  435
================================================================

                                            Plan Assets
                                     ---------------------------
                                          1998          1997
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year              $122          $112
Actual return on plan assets                 4             9
Employer contributions                      40            14
Benefits paid                              (16)          (13)
----------------------------------------------------------------
Balance at end of year                    $150          $122
================================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:
                                              1998       1997
---------------------------------------------------------------
                                              (in millions)
Funded status                               $ (314)    $ (313)
Unrecognized transition obligation             131        139
Unrecognized net actuarial loss                 57         47
Fourth quarter contributions                    19         29
---------------------------------------------------------------
Accrued liability recognized in the
      Balance Sheets                        $ (107)    $  (98)
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         1998    1997     1996
---------------------------------------------------------------
                                            (in millions)
Service cost                             $  7    $  7     $  9
Interest cost                              32      32       30
Expected return on plan assets             (9)     (7)      (5)
Recognized net actuarial loss               1       1        2
Net amortization                            9       9        9
---------------------------------------------------------------
Net postretirement cost                  $ 40    $ 42     $ 45
===============================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                      $ 38         $ (32)
Service and interest costs                 3            (3)
===============================================================

3. REGULATORY AND LITIGATION MATTERS

Retail Rate Order

As required by the GPSC, the Company filed a general rate case in 1998. On December 18, 1998, the GPSC approved a new three-year rate order for the Company. Under terms of the order, earnings will continue to be evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Retail rates will be decreased by $262 million on an annual basis effective January 1, 1999, and by an additional $24 million effective January 1, 2000. The

Georgia Power Company 1998 Annual Report

order further provides for $85 million in each year, plus up to $50 million of any earnings in excess of the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings in excess of the 12.5 percent return will be applied to rate reductions, with the remaining one-third retained by the Company. The Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent, and will be required to file a general rate case on July 1, 2001, in response to which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued.

    Under a previous three-year accounting order ending December 1998, the Company's earnings were evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent were used to accelerate the amortization of regulatory assets or depreciation of electric plant. The Company was required to absorb cost increases of approximately $29 million annually during the order's three-year operation, including $14 million annually of accelerated depreciation of electric plant.

    The Company's 1996 retail return on common equity was within the 10 percent to 12.5 percent range. During 1998 and 1997, for earnings in excess of the 12.5 percent retail return, the Company recorded charges of $292 million and $135 million, respectively, that are presented in the financial statements as depreciation expense of electric plant and as an addition to the accumulated provision for depreciation.

FERC Review of Equity Returns

On September 21, 1998, the FERC entered separate orders affirming the outcome of the administrative law judge's opinions in two proceedings in which the return on common equity component of formula rates contained in substantially all of the operating companies' wholesale power contracts was being challenged as unreasonably high. These orders resulted in no change in the wholesale power contracts that were the subject of such proceedings. The FERC also dismissed a complaint filed by three customers under long-term power sales agreements seeking to lower the equity return component in such agreements. These customers have filed applications for rehearing regarding each FERC order. In response to a requirement of the September 1998 FERC order, Southern Company filed a new equity return component on the long-term power sales contracts, to be effective January 5, 1999. The proposed equity return was lowered from 13.75 percent to
12.50 percent. If the filed return is approved, annual revenues will decrease by approximately $1 million. The FERC placed the new rates into effect, subject to refund. Also, this filing was consolidated with the new proceeding discussed below.

   On December 28, 1998, the FERC staff filed a motion asking the FERC to initiate a new proceeding regarding the equity return and other issues involving the Company's formula rate contracts. The motion was submitted pursuant to review procedures applicable to theses contracts, and would be applicable to billings under such contracts on and after January 1, 1999.

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

    In June 1996, the GPSC initiated a review of the plant. On January 14, 1998, the GPSC ordered that the Company be allowed approximately $108 million of its $142 million investment in the plant in rate base as of December 31, 1998. The Company appealed the GPSC's order to the Superior Court of Fulton County, Georgia. Under the rate order approved by the GPSC on December 18, 1998, the Company voluntarily dismissed the appeal. As a result, in December 1998, the Company recorded a charge to earnings of $21 million, after taxes, associated with the write-down of the plant.

Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service (IRS) entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement received final approval by the Joint Congressional Committee on Taxation in June 1998 and as a result, the Company recognized interest income in 1998 of $69 million. The refund by the IRS has been made and this matter is now concluded.


                                       11-109

Georgia Power Company 1998 Annual Report

    Additionally, the Company received a refund from the State of Georgia pertaining to the same issues and recognized an additional $4 million in interest income in 1998.

Demand-Side Conservation Programs

In August 1995, the GPSC ordered the Company to discontinue its current demand-side conservation programs by the end of 1995. Rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with these programs remained in effect until January 1998 when costs deferred were fully collected.

    Under a GPSC accounting order approved February 16, 1996, the Company recognized approximately $29 million of deferred program costs over a three-year period ending December 1998, which were not recovered through the riders.

Certain Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1998, the Company has recognized approximately $5 million in cumulative expenses associated with this site. This represents the Company's agreed upon share of removal and remedial investigation and feasibility study costs. The final outcome of this matter cannot now be determined. However, based on the nature and extent of the Company's activities relating to the site, management believes that the Company's portion of any remaining remediation costs should not be material.

    In compliance with the Georgia Hazardous Site Response Act of 1993, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State identified several hundred properties throughout the State, including 26 sites which may require environmental remediation that were either previously or are currently owned by the Company. The majority of these sites are electrical power substations and power generation facilities. The Company has remediated nine electrical substations on the list at a cumulative cost of approximately $3 million. The State has removed from the list one power generation facility following the assessment which indicated no remediation was necessary. In addition, the Company has recognized approximately $23 million in cumulative expenses through December 31, 1998 for the assessment of the remaining sites on the list and the anticipated clean-up cost for 11 sites that the Company plans to remediate. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site and the State of Georgia determines whether remediation is required. If all listed sites were required to be remediated, the Company could incur expenses of up to approximately $10 million in additional clean-up costs and construction expenditures of up to approximately $56 million to develop new waste management facilities or install additional pollution control devices.

    The accrued costs for environmental remediation obligations are not discounted to their present value.

Nuclear Performance Standards

The GPSC has adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of plants Hatch and Vogtle will be evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all comparable U.S. nuclear units operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary award or penalty under the performance standards criteria.

    The first evaluation was conducted in 1993 for performance during the 1990-92 period. The GPSC approved a performance award of approximately $8.5 million for the Company. This award was collected through the retail fuel cost recovery provision and recognized in income over a 36-month period which ended in October 1996. In January 1997, the GPSC approved a performance award of approximately $11.7 million for performance during the 1993-95 period. This award is being collected through the retail fuel cost recovery provision and recognized in income over a 36-month period that began in January 1997.


                                       11-110

Georgia Power Company 1998 Annual Report

4.  COMMITMENTS

Construction Program

While the Company has no traditional baseload generating plants under construction, the construction of eight combustion turbine peaking units is planned to be completed by 2000. In addition, significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants and to remain in compliance with environmental requirements will continue. The Company currently estimates property additions to be approximately $755 million in 1999, $734 million in 2000, and $829 million in 2001.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term fossil and nuclear fuel commitments at December 31, 1998 were as follows:
                                                 Minimum
Year                                           Obligations
                                          ----------------------
                                              (in millions)
1999                                              $  642
2000                                                 545
2001                                                 483
2002                                                 414
2003                                                 366
2004 and beyond                                      719
----------------------------------------------------------------
Total minimum obligations                         $3,169
================================================================

    Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Purchased Power Commitments

In connection with the joint ownership arrangement for Plant Vogtle, discussed in Note 6, the Company has made commitments to purchase portions of OPC's and the Municipal Electric Authority of Georgia's (MEAG's) capacity and energy from this plant. Declining commitments were in effect during periods of up to seven years following commercial operation and ended in 1996. In addition, the Company has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG that are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $56 million, $54 million, and $68 million in 1998, 1997, and 1996, respectively. The current projected Plant Vogtle capacity payments are:

Year                                             Amounts
                                          ----------------------
                                              (in millions)
1999                                             $    59
2000                                                  62
2001                                                  61
2002                                                  60
2003                                                  60
2004 and beyond                                      711
----------------------------------------------------------------
Total                                            $ 1,013
================================================================

    Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990.

    The Company and an affiliate, Alabama Power Company, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service and return on investment, whether or not SEGCO has any capacity and energy available. The term of the contract extends

Georgia Power Company 1998 Annual Report

automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of Income, is as follows:

                                1998        1997       1996
                             ---------------------------------
                                     (in millions)
Energy                           $45         $45        $47
Capacity                          30          30         30
--------------------------------------------------------------
Total                            $75         $75        $77
==============================================================
Kilowatt-hours                 3,146       3,038      2,780
--------------------------------------------------------------

    At December 31, 1998, the capitalization of SEGCO consisted of $49 million of equity and $70 million of long-term debt on which the annual interest requirement is $4 million.

    The Company has entered into other various long-term commitments for the purchase of electricity. Total long-term obligations at December 31, 1998 were as follows:


Year                                             Amounts
                                          ----------------------
                                              (in millions)
1999                                              $  18
2000                                                 21
2001                                                 22
2002                                                 23
2003                                                 23
2004 and beyond                                     363
----------------------------------------------------------------
Total                                             $ 470
================================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $13 million for 1998, and $11 million each for 1997 and 1996. At December 31, 1998, estimated minimum rental commitments for these noncancelable operating leases were as follows:

Year                                             Amounts
                                          ----------------------
                                              (in millions)
1999                                               $ 11
2000                                                 11
2001                                                 11
2002                                                 12
2003                                                 12
2004 and beyond                                     120
----------------------------------------------------------------
Total                                              $177
================================================================

5.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The act provides funds up to $9.7 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $88 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company, excluding any applicable state premium taxes, -- based on its ownership and buyback interests -- is $178 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for the Company under the three NEIL policies would be $25 million.

    For all on-site property damage insurance policies for commercial nuclear

Georgia Power Company 1998 Annual Report

power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

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

    The Company owns 25.4 percent of the Rocky Mountain pumped storage hydroelectric plant. OPC owns the remainder, and is the operator of the plant. The Company owns six of eight 80 megawatt combustion turbine generating units and 75 percent of the related common facilities at Plant McIntosh. Savannah Electric and Power Company, an affiliate, owns the remainder and operates the plant. The Company and Florida Power Corporation (FPC) jointly own a combustion turbine unit at Intercession City, Florida, near Orlando. The unit began commercial operation in January 1997, and is operated by FPC. The Company owns a one-third interest in the unit, with use of 100 percent of the unit's capacity from June through September. FPC has the capacity the remainder of the year.

    At December 31, 1998, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation, were as follows:

                               Company                  Accumulated
Facility (Type)               Ownership    Investment   Depreciation
--------------------------------------------------------------------
                                                (in millions)
Plant Vogtle (nuclear)           45.7%      $3,296*        $1,514
Plant Hatch (nuclear)            50.1          840            538
Plant Wansley (coal)             53.5          298            141
Plant Scherer (coal)
   Units 1 and 2                  8.4          112             48
   Unit 3                        75.0          545            179
Plant McIntosh
 Common Facilities               75.0           19              1
   (combustion-turbine)
Rocky Mountain                   25.4          169*            61
  (pumped storage)
Intercession City                33.3           12             **
  (combustion-turbine)
--------------------------------------------------------------------
     * Investment net of write-offs.
   ** Less than $1 million.

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

    The Company's capacity revenues were as follows:

               Year      Revenues      Capacity
               -------------------------------------
                      (in millions) (megawatts)
               1998        $  32           162
               1997           42           159
               1996           41           173
               -------------------------------------

    Unit power from specific generating plants is being sold to FP&L, FPC, JEA, and the City of Tallahassee, Florida. Under these agreements, the Company sold approximately 162 megawatts of capacity in 1998 and is scheduled to sell approximately 162 megawatts of capacity in 1999. In 2000, 129 megawatts will be sold. After 2000, capacity sales will decline to approximately 105 megawatts -- unless reduced by FP&L, FPC, and JEA -- until the expiration of the contracts in 2010.

Georgia Power Company 1998 Annual Report

8.  INCOME TAXES

At December 31, 1998, tax-related regulatory assets were $604 million and tax-related regulatory liabilities were $284 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:

                                     1998       1997      1996
                                  -------------------------------
Total provision for income taxes:          (in millions)
Federal:
   Currently payable                $ 415       $352      $325
   Deferred -
     Current year                     131         49        70
     Reversal of prior years         (218)       (68)      (41)
   Deferred investment tax
     credits                            7          -         -
-----------------------------------------------------------------
                                      335        333       354
-----------------------------------------------------------------
State:
   Currently payable                   77         65        56
   Deferred -
     Current year                      18          8        12
     Reversal of prior years          (31)       (11)       (5)
-----------------------------------------------------------------
                                       64         62        63
-----------------------------------------------------------------
Total                                 399        395       417
-----------------------------------------------------------------
Less:
   Income taxes credited
     to other income                   (8)       (32)      (19)
-----------------------------------------------------------------
Total income taxes
   charged to operations            $ 407       $427      $436
=================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:



                                                 1998      1997
                                             -------------------
                                               (in millions)
Deferred tax liabilities:
   Accelerated depreciation                    $1,670    $1,732
   Property basis differences                     854       968
   Other                                          158       142
----------------------------------------------------------------
Total                                           2,682     2,842
----------------------------------------------------------------
Deferred tax assets:
   Other property basis differences               211       216
   Federal effect of state deferred taxes          95        99
   Other deferred costs                            96        83
   Disallowed Plant Vogtle buybacks                23        23
   Other                                           21        14
----------------------------------------------------------------
Total                                             446       435
----------------------------------------------------------------
Net deferred tax liabilities                    2,236     2,407
Portion included in current assets                 13        11
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                       $2,249    $2,418
================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $22 million in 1998, $15 million in 1997, and $17 million in 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                      1998     1997     1996
                                     --------------------------
Federal statutory rate                  35%      35%      35%
State income tax, net of
   federal deduction                     4        4        4
Non-deductible book
   depreciation                          6        4        3
Other                                   (4)      (4)      (2)
---------------------------------------------------------------
Effective income tax rate               41%      39%      40%
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

Georgia Power Company 1998 Annual Report

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

    The Company's first mortgage bond indenture contains various restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1998, $883 million of retained earnings and paid-in capital was unrestricted for the payment of cash dividends or any other distributions under terms of the mortgage indenture. If additional first mortgage bonds are issued, supplemental indentures in connection with those issues may contain more stringent restrictions than those currently in effect.

Preferred Securities

In December 1994, Georgia Power Capital, L.P., of which the Company is the sole general partner, issued $100 million of 9 percent mandatorily redeemable preferred securities. Substantially all of the assets of Georgia Power Capital, L.P., are $103 million aggregate principal amount of Georgia Power's 9 percent Junior Subordinated Deferrable Interest Debentures due December 19, 2024.

    Statutory business trusts formed by the Company, of which the Company owns all the common securities, have issued mandatorily redeemable preferred securities as follows:

              Date of                                 Maturity
               Issue      Amount     Rate    Notes      Date
            ---------------------------------------------------
                        (millions)          (millions)
Trust I       8/1996       $225.00   7.75%   $232      6/2036
Trust II      1/1997        175.00   7.60%    180     12/2036
Trust III     6/1997        189.25   7.75%    195      3/2037


    Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above. In February 1999, the Company issued an additional $200 million of mandatorily redeemable preferred securities (Trust IV), bearing interest at 6.85 percent. The associated junior subordinated notes will be due March 31, 2029.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Georgia Power Capital, L.P.'s and the Trusts' payment obligations with respect to the preferred securities.

    Georgia Power Capital, L.P., and the Trusts are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $1.2 billion of its first mortgage bonds, which are pledged as security for its obligations under pollution control revenue contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements.

Senior Notes

In January, November, and December 1998, the Company issued unsecured senior notes. The senior notes are, in effect, subordinated to all secured debt of the Company, including its first mortgage bonds.

Bank Credit Arrangements

At the beginning of 1999, the Company had unused credit arrangements with banks totaling $1.3 billion, of which $722 million expires at various times during 1999, $30 million expires at May 1, 2000, and $500 million expires at April 24, 2003.

    Of the total $1.3 billion in unused credit, $1 billion is a syndicated credit arrangement with $500 million expiring April 23, 1999 and $500 million expiring April 24, 2003. Both agreements provide the option of converting borrowings into two-year term loans upon expiration date. The agreements contain stated borrowing rates but also allow for competitive bid loans. In addition, the agreements require payment of commitment fees based on the unused portions of the commitments. Annual fees are also paid to the agent bank.

Georgia Power Company 1998 Annual Report

    Approximately $162 million of the $722 million arrangements expiring during 1999 allow for two-year term loans executable upon expiration date of the credit facilities. The $30 million credit arrangement expiring at May 1, 2000 allows for term loans of up to three years. All of the arrangements include stated borrowing rates but also allow for negotiated rates. These agreements also require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal.

    The $1.3 billion in unused credit arrangements provide liquidity support to the Company's variable rate pollution control bonds. The amount of variable rate pollution control bonds outstanding as of December 31, 1998 was $979 million.

    In addition, the Company borrows under uncommitted lines of credit with banks and through a $225 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1998.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 1998 and 1997, the Company had a capitalized lease obligation for its corporate headquarters building of $87 million with an interest rate of 8.1 percent. The lease agreement provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 1998 and 1997, the interest and lease amortization deferred on the Balance Sheets are $53 million and $52 million, respectively.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Securities Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of securities due within one year at December 31 is as follows:

                                                1998      1997
                                             -------------------
                                               (in millions)
Bond improvement fund requirements              $  9      $ 15
Less:
   Portion to be satisfied by certifying
      property additions                           -         -
----------------------------------------------------------------
Cash requirements                                  9        15
First mortgage bond maturities
   and redemptions                               390       205
----------------------------------------------------------------
Total long-term debt                             399       220
Preferred stock                                   36         -
----------------------------------------------------------------
Total                                           $435      $220
================================================================

    The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirement. The 1999 requirement was met in the first quarter of the year by depositing cash with the trustee. These funds were used to redeem first mortgage bonds.

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

Georgia Power Company 1998 Annual Report

In general, for the first five years a series of first mortgage bonds is outstanding, the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for 1998 and 1997 is as follows:

                                                       Net Income
                                                          After
                                                      Dividends on
                          Operating     Operating    Preferred Stock
     Quarter Ended        Revenues       Income
---------------------------------------------------------------------
                                        (in millions)
                         --------------------------------------------
March 1998                 $   984         $177          $ 106
June 1998                    1,226          188            137
September 1998               1,530          325            255
December 1998                  998          104             72


March 1997                 $   959         $180          $ 106
June 1997                    1,015          205            131
September 1997               1,407          317            257
December 1997                1,005          159            100
---------------------------------------------------------------------

    Earnings in the fourth quarter of 1998, compared to the fourth quarter of 1997, decreased primarily as a result of the December 1998 Rocky Mountain write-off.

    The Company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1998 Annual Report
===============================================================================================================================
                                                                                       1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                $4,738,253       $4,385,717        $4,416,779
Net Income after Dividends
     on Preferred Stock (in thousands)                                             $570,228         $593,996          $580,327
Cash Dividends on Common Stock (in thousands)                                      $536,600         $520,000          $475,500
Return on Average Common Equity (percent)                                             14.61            14.53             13.73
Total Assets (in thousands)                                                     $12,033,618      $12,573,728       $13,006,635
Gross Property Additions (in thousands)                                            $499,053         $475,921          $428,220
-------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                              $3,784,172       $4,019,728        $4,154,281
Preferred stock                                                                      15,527          157,247           464,611
Preferred stock subject to mandatory redemption                                           -                -                 -
Company obligated mandatorily redeemable preferred securities                       689,250          689,250           325,000
Long-term debt                                                                    2,744,362        2,982,835         3,200,419
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                    $7,233,311       $7,849,060        $8,144,311
===============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                    52.3             51.2              51.0
Preferred stock                                                                         0.2              2.0               5.7
Company obligated mandatorily redeemable preferred securities                           9.5              8.8               4.0
Long-term debt                                                                         38.0             38.0              39.3
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         100.0            100.0             100.0
===============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                    -                -            10,000
Retired                                                                             558,250           60,258           210,860
Preferred Stock (in thousands):
Issued                                                                                    -                -                 -
Retired                                                                             106,064          356,392           179,148
Senior Notes (in thousands):
Issued                                                                              495,000                -                 -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                                    -          364,250           225,000
-------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                             A1               A1                A1
     Standard and Poor's                                                                 A+               A+                A+
     Duff & Phelps                                                                      AA-              AA-               AA-
Preferred Stock -
     Moody's                                                                             a2               a2                a2
     Standard and Poor's                                                                  A                A                 A
     Duff & Phelps                                                                       A+               A+                A+
Unsecured Long-Term Debt -
     Moody's                                                                             A2               A2                A2
     Standard and Poor's                                                                  A                A                 A
     Duff & Phelps                                                                       A+               A+                A+
-------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                       1,596,488        1,561,675         1,531,453
Commercial                                                                          221,180          211,672           205,087
Industrial                                                                            9,485            9,988            10,424
Other                                                                                 3,034            2,748             2,645
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                             1,830,187        1,786,083         1,749,609
===============================================================================================================================
Employees (year-end)                                                                  8,371            8,354 *          10,346

*In 1997 Georgia Power Company transferred 1,855 employees to Southern Nuclearompany.


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1998 Annual Report
=======================================================================================================================------------
                                                                          1995             1994              1993             1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                   $4,405,338       $4,162,403        $4,451,181       $4,297,436
Net Income after Dividends
     on Preferred Stock (in thousands)                                $608,862         $525,544          $569,853         $520,538
Cash Dividends on Common Stock (in thousands)                         $451,500         $429,300          $402,400         $384,000
Return on Average Common Equity (percent)                                14.43            12.84             14.37            13.60
Total Assets (in thousands)                                        $13,470,275      $13,712,658       $13,736,110      $10,964,442
Gross Property Additions (in thousands)                               $480,449         $638,426          $674,432         $508,444
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                 $4,299,012       $4,141,554        $4,045,458       $3,888,237
Preferred stock                                                        692,787          692,787           692,787          692,792
Preferred stock subject to mandatory redemption                              -                -                 -            6,250
Company obligated mandatorily redeemable preferred securities          100,000          100,000                 -                -
Long-term debt                                                       3,315,460        3,757,823         4,031,387        4,131,016
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       $8,407,259       $8,692,164        $8,769,632       $8,718,295
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                       51.1             47.6              46.1             44.6
Preferred stock                                                            8.2              8.0               7.9              8.0
Company obligated mandatorily redeemable preferred securities              1.2              1.2                 -                -
Long-term debt                                                            39.5             43.2              46.0             47.4
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0            100.0             100.0            100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  75,000                -         1,135,000          975,000
Retired                                                                505,789          133,559         1,337,822        1,381,300
Preferred Stock (in thousands):
Issued                                                                       -                -           175,000          195,000
Retired                                                                      -                -           245,005          165,004
Senior Notes (in thousands):
Issued                                                                       -                -                 -                -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                       -          100,000                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                A1               A2                A3               A3
     Standard and Poor's                                                    A+                A                A-               A-
     Duff & Phelps                                                         AA-               A+                A+               A-
Preferred Stock -
     Moody's                                                                a2               a3              baa1             baa1
     Standard and Poor's                                                     A               A-              BBB+             BBB+
     Duff & Phelps                                                           A               A-                A-              BBB
Unsecured Long-Term Debt -
     Moody's                                                                A2               A3              Baa1             Baa1
     Standard and Poor's                                                     A               A-              BBB+             BBB+
     Duff & Phelps                                                          A+                A                 A             BBB+
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                          1,500,024        1,466,382         1,441,972        1,421,175
Commercial                                                             198,624          193,648           188,820          183,784
Industrial                                                              10,796           10,976            11,217           11,479
Other                                                                    2,568            2,426             2,322            2,269
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                1,712,012        1,673,432         1,644,331        1,618,707
===================================================================================================================================
Employees (year-end)                                                    11,061           11,765            12,528           12,600




                                       II-119A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1998 Annual Report
=================================================================================================================================
                                                                        1991             1990              1989             1988
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                 $4,301,428       $4,445,809        $4,145,240       $3,897,479
Net Income after Dividends
     on Preferred Stock (in thousands)                              $474,855         $208,066          $449,099         $479,532
Cash Dividends on Common Stock (in thousands)                       $375,200         $389,600          $394,500         $386,600
Return on Average Common Equity (percent)                              12.76             5.52             11.72            13.06
Total Assets (in thousands)                                      $10,842,538      $11,176,619       $11,372,346      $11,130,539
Gross Property Additions (in thousands)                             $548,051         $558,727          $727,631         $929,019
---------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                               $3,766,551       $3,673,913        $3,860,657       $3,806,070
Preferred stock                                                      607,796          607,796           607,844          657,844
Preferred stock subject to mandatory redemption                      118,750          125,000           155,000          162,500
Company obligated mandatorily redeemable preferred securities              -                -                 -                -
Long-term debt                                                     4,553,189        5,000,225         5,054,001        4,861,378
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     $9,046,286       $9,406,934        $9,677,502       $9,487,792
=================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                     41.7             39.1              39.9             40.1
Preferred stock                                                          8.0              7.8               7.9              8.6
Company obligated mandatorily redeemable preferred securities              -                -                 -                -
Long-term debt                                                          50.3             53.1              52.2             51.3
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                          100.0            100.0             100.0            100.0
=================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     -          300,000           250,000          150,000
Retired                                                              598,384           91,117            91,516          206,677
Preferred Stock (in thousands):
Issued                                                               100,000                -                 -                -
Retired                                                              100,000           83,750             7,500            3,750
Senior Notes (in thousands):
Issued                                                                     -                -                 -                -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                     -                -                 -                -
---------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                            Baa1             Baa1              Baa2             Baa2
     Standard and Poor's                                                BBB+             BBB+              BBB+              BBB
     Duff & Phelps                                                      BBB+              BBB               BBB                9
Preferred Stock -
     Moody's                                                            baa1             baa1              baa2             baa2
     Standard and Poor's                                                 BBB              BBB               BBB             BBB-
     Duff & Phelps                                                      BBB-             BBB-              BBB-               10
Unsecured Long-Term Debt -
     Moody's                                                            Baa2             Baa2                 -             Baa3
     Standard and Poor's                                                BBB+              BBB                 -             BBB-
     Duff & Phelps                                                      BBB+                -                 -               10
---------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                        1,397,682        1,378,888         1,355,211        1,329,173
Commercial                                                           179,933          178,391           177,814          174,147
Industrial                                                            11,946           12,115            12,311           12,353
Other                                                                  2,190            2,114             2,050            1,993
---------------------------------------------------------------------------------------------------------------------------------
Total                                                              1,591,751        1,571,508         1,547,386        1,517,666
=================================================================================================================================
Employees (year-end)                                                  13,700           13,746            13,900           15,110



                                       II-119B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1998 Annual Report

===============================================================================================================================
                                                                                       1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                      $1,486,699       $1,326,787        $1,371,033
Commercial                                                                        1,591,363        1,493,353         1,486,586
Industrial                                                                        1,170,881        1,110,311         1,118,633
Other                                                                                49,274           47,848            47,060
-------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                      4,298,217        3,978,299         4,023,312
Sales for resale - non-affiliates                                                   259,234          282,365           281,580
Sales for resale - affiliates                                                        81,606           38,708            35,886
-------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                          4,639,057        4,299,372         4,340,778
Other revenues                                                                       99,196           86,345            76,001
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $4,738,253       $4,385,717        $4,416,779
===============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                      19,481,486       17,295,022        17,826,451
Commercial                                                                       22,861,391       21,134,346        20,823,073
Industrial                                                                       27,283,147       26,701,685        26,191,831
Other                                                                               543,462          538,163           536,057
-------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     70,169,486       65,669,216        65,377,412
Sales for resale - non-affiliates                                                 6,438,891        6,795,300         7,868,342
Sales for resale - affiliates                                                     2,038,400        1,706,699         1,180,207
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                            78,646,777       74,171,215        74,425,961
===============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                            7.63             7.67              7.69
Commercial                                                                             6.96             7.07              7.14
Industrial                                                                             4.29             4.16              4.27
Total retail                                                                           6.13             6.06              6.15
Sales for resale                                                                       4.02             3.78              3.51
Total sales                                                                            5.90             5.80              5.83
Residential Average Annual Kilowatt-Hour Use Per Customer                            12,314           11,171            11,763
Residential Average Annual Revenue Per Customer                                     $939.72          $857.01           $904.70
Plant Nameplate Capacity Ratings (year-end) (megawatts)                              14,437           14,437            14,367
Maximum Peak-Hour Demand (megawatts):
Winter                                                                               11,959           10,407            10,410
Summer                                                                               13,923           13,153            12,914
Annual Load Factor (percent)                                                           58.7             57.4              62.2
Plant Availability (percent):
Fossil-steam                                                                           86.0             85.8              85.2
Nuclear                                                                                91.6             88.8              89.3
-------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                   62.3             64.3              60.4
Nuclear                                                                                18.3             18.8              18.2
Hydro                                                                                   2.2              2.2               2.2
Oil and gas                                                                             2.2              0.6               0.5
Purchased power -
     From non-affiliates                                                                6.5              2.7               5.6
     From affiliates                                                                    8.5             11.4              13.1
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 100.0            100.0             100.0
===============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                  10,118            9,990            10,468
Cost of fuel per million BTU (cents)                                                 134.62           132.61            128.72
Average cost of fuel per net kilowatt-hour generated (cents)                           1.36             1.32              1.35
===============================================================================================================================
 *  Less than one-tenth of one percent.

SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1998 Annual Report
==========================================================================================================================
                                                                 1995             1994              1993             1992
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                $1,337,060       $1,180,358        $1,291,035       $1,128,396
Commercial                                                  1,449,108        1,367,315         1,354,130        1,285,681
Industrial                                                  1,141,766        1,100,995         1,113,067        1,083,856
Other                                                          44,255           42,983            41,399           39,504
--------------------------------------------------------------------------------------------------------------------------
Total retail                                                3,972,189        3,691,651         3,799,631        3,537,437
Sales for resale - non-affiliates                             290,302          351,591           534,370          640,308
Sales for resale - affiliates                                  76,906           60,899            61,668           67,835
--------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                    4,339,397        4,104,141         4,395,669        4,245,580
Other revenues                                                 65,941           58,262            55,512           51,856
--------------------------------------------------------------------------------------------------------------------------
Total                                                      $4,405,338       $4,162,403        $4,451,181       $4,297,436
==========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                17,307,399       15,680,709        16,649,859       14,939,172
Commercial                                                 19,844,999       18,738,461        18,278,508       17,260,614
Industrial                                                 25,286,340       24,337,632        23,635,363       22,978,312
Other                                                         493,720          484,009           460,801          436,144
--------------------------------------------------------------------------------------------------------------------------
Total retail                                               62,932,458       59,240,811        59,024,531       55,614,242
Sales for resale - non-affiliates                           6,591,841        7,968,475        14,307,030       15,870,222
Sales for resale - affiliates                               2,738,947        3,056,050         3,027,733        3,320,060
--------------------------------------------------------------------------------------------------------------------------
Total                                                      72,263,246       70,265,336        76,359,294       74,804,524
==========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                      7.73             7.53              7.75             7.55
Commercial                                                       7.30             7.30              7.41             7.45
Industrial                                                       4.52             4.52              4.71             4.72
Total retail                                                     6.31             6.23              6.44             6.36
Sales for resale                                                 3.94             3.74              3.44             3.69
Total sales                                                      6.00             5.84              5.76             5.68
Residential Average Annual Kilowatt-Hour Use Per Customer      11,654           10,766            11,630           10,603
Residential Average Annual Revenue Per Customer               $900.28          $810.39           $901.79          $800.88
Plant Nameplate Capacity Ratings (year-end) (megawatts)        14,344           13,943            13,759           14,076
Maximum Peak-Hour Demand (megawatts):
Winter                                                          9,819           10,509             9,067            8,938
Summer                                                         12,828           11,758            12,573           11,448
Annual Load Factor (percent)                                     59.6             63.0              58.5             60.5
Plant Availability (percent):
Fossil-steam                                                     85.8             83.1              85.9             86.6
Nuclear                                                          91.8             88.4              85.5             87.7
--------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                             63.0             61.3              62.1             61.4
Nuclear                                                          19.3             18.0              16.2             17.0
Hydro                                                             2.5              2.6               2.3              2.5
Oil and gas                                                       0.6              0.1               0.2                *
Purchased power -
     From non-affiliates                                          7.7              9.7              10.2             12.2
     From affiliates                                              6.9              8.3               9.0              6.9
--------------------------------------------------------------------------------------------------------------------------
Total                                                           100.0            100.0             100.0            100.0
==========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                            10,039            9,915             9,912            9,900
Cost of fuel per million BTU (cents)                           143.85           145.33            153.62           153.08
Average cost of fuel per net kilowatt-hour generated (cents)     1.44             1.44              1.52             1.52
==========================================================================================================================
 *  Less than one-tenth of one percent.


                                       II-121A

SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1998 Annual Report
===============================================================================================================================
                                                                      1991             1990              1989             1988
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $1,111,358       $1,109,165        $1,022,781         $979,047
Commercial                                                       1,243,067        1,218,441         1,143,727        1,054,995
Industrial                                                       1,057,702        1,061,830         1,006,416          983,822
Other                                                               37,861           36,773            34,775           31,743
-------------------------------------------------------------------------------------------------------------------------------
Total retail                                                     3,449,988        3,426,209         3,207,699        3,049,607
Sales for resale - non-affiliates                                  736,643          784,086           760,809          707,076
Sales for resale - affiliates                                       65,586          168,251           150,394           86,751
-------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                         4,252,217        4,378,546         4,118,902        3,843,434
Other revenues                                                      49,211           67,263            26,338           54,045
-------------------------------------------------------------------------------------------------------------------------------
Total                                                           $4,301,428       $4,445,809        $4,145,240       $3,897,479
===============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     14,815,089       14,771,648        14,134,195       13,800,038
Commercial                                                      16,885,833       16,627,128        15,843,181       14,790,561
Industrial                                                      22,298,062       22,126,604        21,801,404       21,412,845
Other                                                              429,016          428,459           414,107          397,669
-------------------------------------------------------------------------------------------------------------------------------
Total retail                                                    54,428,000       53,953,839        52,192,887       50,401,113
Sales for resale - non-affiliates                               18,719,924       20,158,681        20,479,412       18,544,705
Sales for resale - affiliates                                    3,885,892        8,272,528         7,489,948        3,327,814
-------------------------------------------------------------------------------------------------------------------------------
Total                                                           77,033,816       82,385,048        80,162,247       72,273,632
===============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                           7.50             7.51              7.24             7.09
Commercial                                                            7.36             7.33              7.22             7.13
Industrial                                                            4.74             4.80              4.62             4.59
Total retail                                                          6.34             6.35              6.15             6.05
Sales for resale                                                      3.55             3.35              3.26             3.63
Total sales                                                           5.52             5.31              5.14             5.32
Residential Average Annual Kilowatt-Hour Use Per Customer           10,675           10,795            10,530           10,484
Residential Average Annual Revenue Per Customer                    $800.78          $810.56           $761.96          $743.82
Plant Nameplate Capacity Ratings (year-end) (megawatts)             14,076           14,366            14,366           13,018
Maximum Peak-Hour Demand (megawatts):
Winter                                                              10,001            8,977            10,101            9,866
Summer                                                              13,090           13,196            12,735           12,295
Annual Load Factor (percent)                                          55.2             55.5              56.3             59.1
Plant Availability (percent):
Fossil-steam                                                          93.3             92.5              93.0             94.5
Nuclear                                                               81.6             81.3              89.2             69.4
-------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                  63.6             65.1              64.0             72.0
Nuclear                                                               15.3             13.7              14.1              9.6
Hydro                                                                  2.3              2.2               2.1              1.2
Oil and gas                                                              *              0.1               0.1              0.1
Purchased power -
     From non-affiliates                                              10.3             11.0              10.2              8.2
     From affiliates                                                   8.5              7.9               9.5              8.9
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                100.0            100.0             100.0            100.0
===============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                  9,960            9,939            10,020            9,969
Cost of fuel per million BTU (cents)                                157.97           166.22            164.27           166.28
Average cost of fuel per net kilowatt-hour generated (cents)          1.57             1.65              1.65             1.66
===============================================================================================================================
 *  Less than one-tenth of one percent.


                                       11-121B





                               GULF POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1998 Annual Report

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





/s/  Travis J. Bowden                   /s/ Arlan E. Scarbrough
Travis J. Bowden                        Arlan E. Scarbrough
President                               Chief Financial Officer
and Chief Executive Officer

February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1998 and 1997, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-134 through II-150) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999
                                     II-124

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 1998 Annual Report

RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 1998 net income after dividends on preferred stock was $56.5 million, a decrease of $1.1 million from the previous year. The decrease in earnings was primarily a result of higher operating expenses in 1998 when compared to 1997.

   In 1997, earnings were $57.6 million, down $0.2 million when compared to 1996. The change was attributed to lower residential revenues due to milder-than-normal weather.

Revenues

Operating revenues increased in 1998 when compared to 1997 and decreased in 1997 when compared to 1996. The following table summarizes the factors impacting operating revenues for the past three years:

                                      Increase (Decrease)
                                        From Prior Year
                             ---------------------------------------
                                  1998        1997          1996
                             ---------------------------------------
                                         (in thousands)
Retail --
   Sales growth                $15,021    $  4,005     $   7,123
   Weather                       6,656      (5,277)       (1,057)
   Regulatory cost
     recovery and other        (34,179)     (7,837)        5,649
--------------------------------------------------------------------
Total retail                   (12,502)     (9,109)       11,715
--------------------------------------------------------------------
Sales for resale--
   Non-affiliates               (1,804)        496         2,788
   Affiliates                   25,882      (1,002)         (857)
--------------------------------------------------------------------
Total sales for resale          24,078        (506)        1,931
Other operating
   revenues                     13,086       1,106         1,642
--------------------------------------------------------------------
Total operating
   revenues                    $24,662     $(8,509)      $15,288
====================================================================
Percent change                  3.9%           (1.3)%      2.5%
--------------------------------------------------------------------

   Retail revenues of $509.1 million in 1998 decreased $12.5 million or 2.4 percent from the prior year due primarily to the recovery of lower fuel costs. The price per ton of coal, which is the Company's primary fuel source, was lower in 1998 as the costs related to prior year coal contract renegotiations were fully amortized and a major coal contract price was reduced. See Note 5 to the financial statements under "Fuel Commitments" for further information. Retail revenues for 1997 decreased $9.1 million or 1.7 percent when compared to 1996 due primarily to a decrease in residential revenues as a result of mild weather and recovery of lower purchased power capacity costs.

   The decrease in regulatory cost recovery and other retail revenues is primarily attributable to the recovery of decreased fuel costs as mentioned previously. Regulatory cost recovery and other includes recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity costs; and environmental compliance costs. The recovery provisions generally equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $104.5 million in 1998, an increase of $24.1 million or
29.9 percent over 1997 due to additional energy sales to affiliated companies, which is discussed below. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                             1998         1997          1996
                     ----------------------------------------
                        (in thousands)
Capacity                  $22,503      $24,899       $25,400
Energy                     14,556       18,160        19,804
-------------------------------------------------------------
Total                     $37,059      $43,059       $45,204
=============================================================

   Declining capacity revenues reflect the decline in net plant investment related to these sales.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   Other operating revenues increased in 1998 due primarily to adjustments to reflect differences between recoverable costs and the amounts actually reflected in current rates. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further discussion.

Gulf Power Company 1998 Annual Report


   Kilowatt-hour sales for 1998 and the percent changes by year were as follows:

                         KWH              Percent Change
                     ------------- ------------------------------
                         1998        1998      1997       1996
                     ------------- ------------------------------
                       (millions)
Residential                 4,437      7.7%     (1.0)%    3.6%
Commercial                  3,112      7.4       3.2       3.7
Industrial                  1,834     (3.7)      5.3       0.7
Other                          19      4.7       1.6       2.7
                     -------------
Total retail                9,402      5.2       1.6       3.0
Sales for resale
   Non-affiliates           1,342    (12.4)     (0.2)      9.9
   Affiliates               1,758    107.3      19.5      (6.5)
                     -------------
Total                      12,502     10.5       2.5       3.3
=================================================================

   In 1998, total retail energy sales increased due to higher temperatures when compared to the milder-than-normal temperatures in 1997 and due to increases in the number of residential and commercial customers. The decrease in industrial energy sales in 1998 when compared to 1997 primarily reflects the shut down of a major industrial customer's plant site and temporary production delays of other industrial customers. In 1997, residential energy sales declined as a result of the milder weather when compared with more normal weather in 1996. The increase in industrial energy sales was primarily the result of the Real-Time-Pricing program. The price structure of this program has encouraged participating industrial customers to lower their peak demand requirements and increase their purchases of energy during off-peak periods. See "Future Earnings Potential" for information on the Company's initiatives to remain competitive and to meet conservation goals set by the Florida Public Service Commission (FPSC).

   Decreases in energy sales for resale to non-affiliates of 12.4 percent in 1998 when compared to 1997 and 0.2 percent in 1997 when compared to 1996 are primarily related to unit power sales under long-term contracts to other Florida utilities and bulk power sales under short-term contracts to other non-affiliated utilities. Energy sales to affiliated companies vary from year to year as mentioned previously.

Expenses

Total operating expenses in 1998 increased $25.6 million or 4.8 percent from the amount recorded in 1997 due primarily to higher fuel, purchased power, and maintenance expenses, offset by lower other operation expenses. In 1997, total operating expenses decreased $3.9 million or 0.7 percent from 1996. The decrease was due to lower fuel, purchased power, and maintenance expenses, offset by higher other operation expenses and depreciation and amortization expenses.

   Fuel expenses in 1998 when compared to 1997 increased $16.6 million or 9.2 percent due to increased generation resulting from a higher demand for energy, while average fuel costs decreased as noted below. In 1997, fuel expenses decreased when compared to 1996 due to slightly lower fuel costs.

   Purchased power expenses increased in 1998 by $6.9 million or 18.8 percent above 1997 amounts due to an increased demand for energy. In 1997, purchased power expenses decreased $6.5 million or 14.9 percent from the amount recorded in 1996. This change was due primarily to a reduction in the cost of purchased power from affiliated companies.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                          1998       1997       1996
                                      -------------------------------
Total generation
   (millions of kilowatt-hours)         11,986     10,435     10,214
Sources of generation
   (percent)
   Coal                                   98.0       99.6       99.5
   Oil and gas                             2.0        0.4        0.5
Average cost of fuel per net
   kilowatt-hour generated
   (cents)--                              1.69       1.99       2.02
---------------------------------------------------------------------

   Other operation expenses decreased $7.3 million or 5.7 percent in 1998 due to a decrease in the amortization costs of prior year payments related to renegotiations of coal supply contracts. This decrease was partially offset by higher implementation costs of a new customer accounting system, increased costs related to the Year 2000 program, and an increase in the accrual to the accumulated provision for property damage. In 1997, other operation expenses increased $11.1 million or 9.6 percent from the 1996 level. This change was attributable to higher amortization costs of prior year payments related to renegotiations of coal supply contracts, implementation costs related to a new customer accounting system, and increased production and distribution costs

Gulf Power Company 1998 Annual Report

related to 1997 work force reduction programs. See Note 2 to the financial statements under "Workforce Reduction Programs" for further discussion.

   Maintenance expenses in 1998 rose by $9.3 million or 19.4 percent, as compared to 1997, due primarily to scheduled maintenance performed at Plant Crist and Plant Smith and increased transmission and distribution maintenance. In 1997, maintenance expenses decreased $3.1 million or 6.0 percent when compared to the prior year due to a decrease in scheduled maintenance of production facilities.

   Interest on long-term debt in 1998 decreased $2.0 million or 9.1 percent from 1997 due primarily to a decrease in interest expense on pollution control bonds refinanced in 1997 and two long-term bank notes that matured in 1998. This decrease was partially offset by an increase in interest due to two first mortgage bonds maturing in 1998 being replaced with senior notes at a slightly higher interest rate. In 1997, interest on long-term debt decreased $3.0 million or 12.1 percent from the prior year as a result of retirements and refinancings.

   Distributions on preferred securities increased $3.2 million in 1998. This increase was attributable to the issuance of $45 million of trust preferred securities in January 1998 to replace preferred stock. In 1997, distributions on preferred securities increased $2.8 million due to the issuance of $40 million of trust preferred securities in January 1997.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its cost of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with a long economic life. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a potentially less regulated and more competitive environment.

   Gulf Power currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida. Prices for electricity provided by the Company to retail customers are set by the FPSC.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. In the fourth quarter of 1998, the FPSC opened a docketed proceeding to consider whether the rate of return authorized for another investor-owned electric utility subject to the FPSC's jurisdiction continues to be reasonable under current market conditions. Although no official action has been taken by the FPSC at this time with regard to the authorized returns for Gulf Power or any of the other investor-owned electric utilities subject to the FPSC's jurisdiction, a similar investigation could be initiated by action of the FPSC or its staff at any time.

   The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and

Gulf Power Company 1998 Annual Report

commercial customers and sell energy generation to other utilities. The Company has and will continue to evaluate opportunities to partner and participate in profitable cogeneration projects. In 1998, partnering with one of the Company's largest industrial customers, construction was completed on 15 megawatts of Company-owned cogeneration on the customer's plant site. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets.

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

   In 1996, the FPSC approved a new optional Commercial/Industrial Service Rider
(CISR), which is applicable to the rate schedules for the Company's largest existing and potential customers who are able to show they have viable alternatives to purchasing the Company's energy services. The CISR, approved as a pilot program, provides the flexibility needed to enable the Company to offer its services in a more competitive manner to these customers. The publicity of the CISR ruling, increased competitive pressures, and general awareness of customer choice pilots and proposals across the country have stimulated interest on the part of customers in custom tailored offerings. The Company has participated in one-on-one discussions with many of these customers, and has negotiated and executed two Contract Service Agreements within the CISR pilot program.

   The FPSC will set new conservation goals and approve programs to accomplish the goals by year-end 1999. Conservation goals are set every five years for a ten-year period. The last conservation goals proceeding was in 1994 and established demand-side management programs and conservation goals for 1995 to 2004. In the previous and current goals proceedings, the emphasis remains on using price flexibility and competitive offerings of energy efficient products and services. The new goals will be for the 2000 to 2009 period.

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

Gulf Power Company 1998 Annual Report

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 1998, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Also, based on the Company's overall interest rate exposure at December 31, 1998, a near-term 100 basis point change in interest rates would not materially affect the Company's financial statements.

New Accounting Standards

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In April 1998, the AICPA issued a new Statement of Position, Reporting on the Costs of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

   In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, with gains and losses reflected rather than revenues and purchased power. Energy trading contracts are defined as energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. The Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the financial statements.

Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

   The Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. The Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

The Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.

Gulf Power Company 1998 Annual Report


   The work was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

   Southern Company has completed more than 70 percent of the activities contained in its work plan. The percentage of completion and projected completion dates by function are as follows:

------------------------------------------------------------------
                                        Work Plan
                         -----------------------------------------
                                                Remediation  Project
                         Inventory Assessment   Testing  Completion
------------------------------------------------------------------
Generation                 100%      100%          70%      6/99
------------------------------------------------------------------
Energy Management          100       100           90       6/99
------------------------------------------------------------------
Transmission and
   Distribution            100       100          100       1/99
------------------------------------------------------------------
Telecommunications         100       100           50       6/99
------------------------------------------------------------------
Corporate Applications     100       100           90       3/99
------------------------------------------------------------------

Year 2000 Costs

The Company's current projected total costs for Year 2000 readiness are approximately $4.8 million. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1998, the Year 2000 program costs, recognized as expense, amounted to $3.0 million, of which $2.5 million was recorded in 1998.

Year 2000 Risks

The Company is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The Company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operation. The Company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the Company's service territory to be isolated and short in duration.

   The Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its service territory. The Company has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, the Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council
- coordinated national drills during 1999.

   The Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to the Company's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to the Company are being developed.

   There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their own Year 2000 issues.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the Company is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, the Company is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. The Company is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the Company's service territory isolated and short in duration.

Gulf Power Company 1998 Annual Report

FINANCIAL CONDITION

Overview

The Company's financial condition continues to be very solid. During 1998, gross property additions were $69.7 million. Funds for the property additions were provided by internal sources. See the Statements of Cash Flows for further details.

Financing Activities

In 1998, the Company sold $45 million of trust preferred securities and $50 million of senior insured quarterly notes. Retirements, including maturities during 1998, totaled $45 million of first mortgage bonds, $9.5 million of preferred stock, and $8.3 million of long-term bank notes. The proceeds from the issuance of $45 million of trust preferred securities were used to repay short-term indebtedness that was used to redeem preferred stock tendered at the end of 1997 and to redeem additional preferred stock during 1998. This refinancing will result in savings of approximately $0.6 million annually. See the Statements of Cash Flows for further details.

   Composite financing rates for the years 1996 through 1998 as of year end were as follows:

                                      1998       1997      1996
                                    -----------------------------
Composite interest rate on
   long-term debt                       6.1%      5.9%      6.1%
Composite rate on
   trust preferred securities           7.3%      7.6%      -
Composite preferred stock
   dividend rate                        5.1%      6.1%      6.4%
-----------------------------------------------------------------

   The composite interest rate on long-term debt increased in 1998 primarily as a result of the maturity of two low-cost first mortgage bond issues, which were replaced with long-term notes with a slightly higher interest rate. The decrease in the composite preferred stock dividend rate in 1998 was primarily due to the retirement of higher-cost preferred stock.

Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $434 million for the three years beginning in 1999 ($72 million in 1999, $100 million in 2000, and $262 million in 2001). Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company has budgeted $263.6 million for the years 1999 through 2002 for the estimated cost of a 532 megawatt combined cycle gas unit to be located in the eastern portion of its service area. The unit is expected to have an in-service date of June 2002, subject to regulatory approval. The Company will continue its program to maintain and upgrade transmission and distribution facilities and generating plants.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $27 million will be required by the end of 2001 in connection with maturities of long-term debt. Also, the Company will continue to retire higher-cost debt and preferred securities and replace these securities with lower-cost capital as market conditions and terms of the instruments permit.

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

Gulf Power Company 1998 Annual Report


   For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures for Southern Company of approximately $70 million, of which $16 million remains to be spent. Phase II compliance is not expected to have a material impact on Gulf Power.

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

   In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the new rules. The final rules affect 22 states including Alabama and Georgia. See Note 6 to the financial statements under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known and the states have adopted their final rules.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: nitrogen oxide emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

   Gulf Power must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

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

Sources of Capital

At December 31, 1998, the Company had approximately $1.0 million of cash and cash equivalents and $35.5 million of unused committed lines of credit with banks to meet its short-term cash needs. Refer to Statements of Cash Flows for

Gulf Power Company 1998 Annual Report


details related to the Company's financing activities. See Note 5 to the financial statements under "Bank Credit Arrangements" for additional information.

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


Cautionary Statement Regarding Forward-Looking Information

Gulf Power Company's 1998 Annual Report contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies--including acquisitions or dispositions of assets or internal restructuring--that may be pursued by the company; state and federal rate regulation; Year 2000 issues; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.


STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Gulf Power Company 1998 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Operating Revenues:
Revenues                                                                       $   607,876     $   609,096     $   616,603
Revenues from affiliates                                                            42,642          16,760          17,762
---------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           650,518         625,856         634,365
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation-
  Fuel                                                                             197,462         180,843         184,500
  Purchased power from non-affiliates                                               29,369          11,938           8,300
  Purchased power from affiliates                                                   14,445          24,955          35,076
  Other                                                                            119,011         126,266         115,154
Maintenance                                                                         57,286          47,988          51,050
Depreciation and amortization                                                       59,129          57,874          56,645
Taxes other than income taxes                                                       51,462          51,775          52,027
Federal and state income taxes (Note 8)                                             34,089          35,034          37,821
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           562,253         536,673         540,573
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    88,265          89,183          93,792
Other Income (Expense):
Interest income                                                                        931           1,203           1,921
Other, net                                                                          (2,339)           (992)         (1,678)
Income taxes applicable to other income                                              1,890           1,584             248
---------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and Other                                            88,747          90,978          94,283
---------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                          19,718          21,699          24,691
Other interest charges                                                               2,548           2,076           1,824
Interest on notes payable                                                            1,190             891           2,071
Amortization of debt discount, premium, and expense, net                             2,100           2,281           2,087
Distributions on preferred securities of subsidiary trust                            6,034           2,804               -
---------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                     31,590          29,751          30,673
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          57,157          61,227          63,610
Dividends on Preferred Stock                                                           636           3,617           5,765
===========================================================================================================================
Net Income After Dividends on Preferred Stock                                  $    56,521     $    57,610     $    57,845
===========================================================================================================================
The accompanying notes are an integral part of these statements.




STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996
Gulf Power Company 1998 Annual Report

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)
Operating Activities:
Net income                                                                          $      57,157     $    61,227     $    63,610
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     69,633          72,860          71,825
         Deferred income taxes                                                             (4,684)         (7,047)          2,157
         Accumulated provision for property damage                                          2,308           2,572           4,227
         Deferred costs of 1995 coal contract renegotiation                                     -           1,246          10,931
         Other, net                                                                         1,155           1,012           1,468
         Changes in certain current assets and liabilities --
            Receivables, net                                                               11,308            (692)            391
            Inventories                                                                    (4,308)         10,674          12,957
            Payables                                                                          823           1,398          (7,078)
            Taxes accrued                                                                  (7,960)          6,123            (441)
            Current costs of 1995 coal contract renegotiation                                 812          14,146          (5,099)
            Other                                                                         (11,323)          2,028           5,937
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                               114,921         165,547         160,885
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (69,731)        (54,289)        (61,386)
Other                                                                                       5,990             509          (2,786)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (63,741)        (53,780)        (64,172)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred securities                                                                  45,000          40,000               -
     First mortgage bonds                                                                       -               -          55,000
     Pollution control bonds                                                                    -          40,930          33,275
     Capital contributions from parent                                                        522               -               -
     Other long-term debt                                                                  50,000          20,000          49,148
Retirements:
     Preferred stock                                                                       (9,455)        (75,911)              -
     First mortgage bonds                                                                 (45,000)        (25,000)        (50,930)
     Pollution control bonds                                                                    -         (40,930)        (33,275)
     Other long-term debt                                                                  (8,326)        (15,972)        (34,923)
Notes payable, net                                                                        (15,500)         22,000         (55,500)
Payment of preferred stock dividends                                                         (792)         (5,370)         (5,749)
Payment of common stock dividends                                                         (67,200)        (64,600)        (48,300)
Miscellaneous                                                                              (4,167)         (3,014)         (5,332)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                    (54,918)       (107,867)        (96,586)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (3,738)          3,900             127
Cash and Cash Equivalents at Beginning of Year                                              4,707             807             680
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $         969     $     4,707     $       807
====================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                                 $28,044         $26,558         $26,050
     Income taxes                                                                         $38,782         $36,010         $25,858
------------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.

                                    II-135

BALANCE SHEETS
At December 31, 1998 and 1997
Gulf Power Company 1998 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)

Utility Plant:
Plant in service (Notes 1 and 6)                                                             $   1,809,901        $   1,762,244
Less accumulated provision for depreciation                                                        784,111              737,767
 --------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,025,790            1,024,477
Construction work in progress                                                                       34,863               31,030
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            1,060,653            1,055,507
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                         588                  622
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                              969                4,707
Receivables-
  Customer accounts receivable                                                                      49,067               57,057
  Other accounts and notes receivable                                                                3,514                2,744
  Affiliated companies                                                                               3,442                7,329
  Accumulated provision for uncollectible accounts                                                    (996)                (796)
Fossil fuel stock, at average cost                                                                  24,213               19,296
Materials and supplies, at average cost (Note 1)                                                    28,025               28,634
Deferred coal contract costs (Note 5)                                                                    -                4,456
Regulatory clauses under recovery (Note 1)                                                           9,737                1,675
Prepayments                                                                                          5,690                2,171
Vacation pay deferred                                                                                4,035                4,057
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              127,696              131,330
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                                   25,308               26,586
Debt expense and loss, being amortized                                                              21,448               22,941
Prepaid pension costs (Note 2)                                                                      13,770               10,385
Deferred storm charges (Note 1)                                                                          -                  703
Miscellaneous                                                                                       18,438               17,538
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               78,964               78,153
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $   1,267,901        $   1,265,612
================================================================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1998 and 1997
Gulf Power Company 1998 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                                        1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)

Capitalization (See accompanying statements):
Common stock equity (Note 11)                                                                $     427,652        $     428,718
Preferred stock                                                                                      4,236               13,691
Company obligated mandatorily redeemable preferred securities of
   subsidiary trusts holding Company Junior Subordinated Notes (Note 9)                             85,000               40,000
Long-term debt                                                                                     317,341              296,993
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              834,229              779,402
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                                                        27,000               53,327
Notes payable                                                                                       31,500               47,000
Accounts payable-
  Affiliated companies                                                                              19,756               14,334
  Other                                                                                             23,697               20,205
Customer deposits                                                                                   12,560               13,778
Taxes accrued                                                                                        7,432                8,258
Interest accrued                                                                                     5,184                7,227
Regulatory clauses over recovery (Note 1)                                                            6,037                5,062
Vacation pay accrued                                                                                 4,035                4,057
Dividends declared                                                                                      54               10,210
Miscellaneous                                                                                        3,960                8,739
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              141,215              192,197
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                         166,118              166,302
Deferred credits related to income taxes (Note 8)                                                   52,465               56,935
Accumulated deferred investment tax credits                                                         29,632               31,552
Accumulated provision for postretirement benefits (Note 2)                                          23,534               20,491
Accumulated provision for property damage (Note 1)                                                   1,605                    -
Miscellaneous                                                                                       19,103               18,733
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              292,457              294,013
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 7)
Total Capitalization and Liabilities                                                         $   1,267,901        $   1,265,612
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Gulf Power Company 1998 Annual Report

 -----------------------------------------------------------------------------------------------------------------------------
                                                                              1998          1997        1998        1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)                  (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized and outstanding --
         992,717 shares in 1998 and 1997                              $     38,060  $     38,060
Paid-in capital                                                            218,960       218,438
Premium on preferred stock                                                      12            12
Retained earnings (Note 11)                                                170,620       172,208
-----------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                  427,652       428,718        51.3 %      55.0 %
-----------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$10 par value --
     Authorized -- 10,000,000 shares
     Outstanding -- 0 shares in 1998 and 377,989 shares in 1997
       $25 stated capital --
         6.72%                                                                   -         8,661
         Adjustable Rate                                                         -           789
$100 par value --
     Authorized -- 801,626 shares
     Outstanding -- 42,361 shares in 1998 and 42,411 shares in 1997
         4.64%                                                               1,250         1,255
         5.16%                                                               1,357         1,357
         5.44%                                                               1,629         1,629
-----------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $217,000)                              4,236        13,691         0.5         1.8
-----------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
     Redeemable Preferred Securities (Note 9):
$25 Liquidation Value --
         7.00%                                                              45,000             -
         7.625%                                                             40,000        40,000
-----------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement--$6,200,000)                         85,000        40,000        10.2         5.1
-----------------------------------------------------------------------------------------------------------------------------



STATEMENTS OF CAPITALIZATION  (continued)
At December 31, 1998 and 1997
Gulf Power Company 1998 Annual Report

 -----------------------------------------------------------------------------------------------------------------------------
                                                                              1998          1997        1998        1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)                  (percent of total)
Long-term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
         April 1, 1998                  5.55%                                    -        15,000
         July 1, 1998                   5.00%                                    -        30,000
         July 1, 2003                   6.125%                              30,000        30,000
         November 1, 2006               6.50%                               25,000        25,000
         January 1, 2026                6.875%                              30,000        30,000
-----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  85,000       130,000
Pollution control revenue bonds--
     Collateralized:
     Maturity                           Interest Rates
         April 1, 2006                  5.25%                               12,075        12,075
         July 1, 2022                   Variable - 5.10% at 1/1/99          40,930        40,930
         April 1, 2023                  6.20%                               13,000        13,000
         June 1, 2023                   5.80%                               32,550        32,550
         November 1, 2023               5.70%                                7,875         7,875
         September 1, 2024              6.30%                               22,000        22,000
         September 1, 2024              Variable - 5.15% at 1/1/99          20,000        20,000
         February 1, 2026               5.50%                               21,200        21,200
-----------------------------------------------------------------------------------------------------------------------------
Total pollution control revenue bonds                                      169,630       169,630
Other long-term debt--
     Maturity                           Interest Rates
     Bank notes--
         February 1, 1998               5.2125%                                  -         5,754
         April 1, 1998                  6.44%                                    -         2,573
         November 20, 1999              Variable - 5.7163% at 1/1/99        13,500        13,500
         November 20, 1999              Variable - 5.7163% at 1/1/99        13,500        13,500
     Junior subordinated notes--
         June 30, 2037                  7.50%                               20,000        20,000
     Senior insured quarterly notes--
         June 30, 2038                  6.70%                               50,000             -
-----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                                  97,000        55,327
Unamortized debt discount                                                   (7,289)       (4,637)
-----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $21,365,000)                                           344,341       350,320
Less amount due within one year (Note 10)                                   27,000        53,327
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                        317,341       296,993        38.0        38.1
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $    834,229  $    779,402       100.0 %     100.0 %
=============================================================================================================================
The accompanying notes are an integral part of these statements.






STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996
Gulf Power Company 1998 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)

Balance at Beginning of Year                                                   $   172,208     $   179,179     $   179,663
Net income after dividends on preferred stock                                       56,521          57,610          57,845
Dividends on common stock                                                          (57,200)        (64,600)        (58,300)
Preferred stock transactions, net                                                     (909)             19             (29)
============================================================================================================================
Balance at End of Year (Note 11)                                               $   170,620     $   172,208     $   179,179
===========================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1998, 1997, and 1996
Gulf Power Company 1998 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)

Balance at Beginning of Year                                                   $   218,438     $   218,438     $   218,438
Capital contributions from parent                                                      522               -               -
 ===========================================================================================================================
Balance at End of Year                                                         $   218,960     $   218,438     $   218,438
===========================================================================================================================
The accompanying notes are an integral part of these statements.




NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 1998 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Gulf Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and other direct and indirect subsidiaries. The operating companies (Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric) provide electric service in four southeastern states. Gulf Power Company provides electric service to the northwest panhandle of Florida. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants.

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

                                              1998           1997
                                        --------------------------
                                               (in thousands)
Deferred income tax debits                $ 25,308      $ 26,586
Deferred loss on reacquired debt            18,883        20,494
Environmental remediation                    7,076         7,338
Current & deferred
   coal contract costs                           -         4,456
Vacation pay                                 4,035         4,057
Accumulated provision for
   property damage                          (1,605)            -
Deferred storm charges                           -           703
Regulatory clauses under (over)
   recovery, net                             3,700        (3,387)
Deferred income tax credits                (52,465)      (56,935)
Other, net                                    (480)         (629)
------------------------------------------------------------------
Total                                     $  4,452      $  2,683
==================================================================

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

Gulf Power Company 1998 Annual Report


Revenues and Regulatory Cost Recovery Clauses

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its service area located in northwest Florida and to wholesale customers in the Southeast. Revenues, less affiliated transactions, by type of service were as follows:

                             1998         1997        1996
                          -------------------------------------
                                     (in thousands)
Retail                    $509,118    $521,620    $530,729
Wholesale                   61,893      63,697      63,201
Other operating             36,865      23,779      22,673
---------------------------------------------------------------
Total                     $607,876    $609,096    $616,603
===============================================================

   The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company has a diversified base of customers and no single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged significantly less than 1 percent of revenues.

   Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to periodically adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. The Company also has similar cost recovery clauses for energy conservation costs, purchased power capacity costs, and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.8 percent in 1998 and 3.6 percent in 1997 and 1996. The increase in 1998 is attributable to new depreciation rates, which were approved by the FPSC in 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities.

Income Taxes

The Company uses the liability method of accounting for income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property. The Company is included in the consolidated federal income tax return of Southern Company.

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

Financial Instruments

The Company's financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying          Fair
                                         Amount         Value
                                   ---------------------------
                                          (in thousands)
Long-term debt:
   At December 31, 1998                $344,341      $357,100
   At December 31, 1997                $350,320      $356,766
Capital trust preferred
securities:
   At December 31, 1998                 $85,000       $89,400
   At December 31, 1997                 $40,000       $40,800
--------------------------------------------------------------

   The fair values for long-term debt and preferred securities were based on either closing market prices or closing prices of comparable instruments.

Gulf Power Company 1998 Annual Report

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.3 million and $1.4 million at December 31, 1998 and 1997, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company provides for the cost of repairing damages from major storms and other uninsured property damages. This includes the full cost of storm and other damages to its transmission and distribution lines and the cost of uninsured damages to its generation and other property. The expense of such damages is charged to the provision account. At December 31, 1998, the accumulated provision for property damage was $1.6 million. In 1995, the FPSC approved the Company's request to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million and approved a target level for the accumulated provision account between $25.1 and $36.0 million. The FPSC has also given the Company the flexibility to increase its annual accrual amount above $3.5 million, when the Company believes it is in a position to do so, until the account balance reaches $12 million. The Company accrued $6.5 million in 1998 and $3.9 million in 1997 to the accumulated provision for property damage. Charges to the provision account during 1998 totaled $4.2 million, which included $3.4 million related to Hurricane Georges.

2.  RETIREMENT BENEFITS

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations or to the extent required by the Company's regulatory commissions. In 1998, the Company adopted FASB Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The measurement date is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                        1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $130,794      $123,467
Service cost                              4,107         3,897
Interest cost                             9,572         9,301
Benefits paid                            (6,663)       (4,852)
Actuarial loss (gain) and
      employee transfers                  5,202        (1,019)
---------------------------------------------------------------
Balance at end of year                 $143,012       $130,794
===============================================================

                                           Plan Assets
                                    ---------------------------
                                        1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $222,196      $191,152
Actual return on plan assets              1,310        35,886
Benefits paid                            (6,663)       (4,852)
Employee transfers                       (3,909)           10
---------------------------------------------------------------
Balance at end of year                 $212,934      $222,196
===============================================================

Gulf Power Company 1998 Annual Report


   The accrued pension costs recognized in the Balance Sheet were as follows:

                                           1998           1997
---------------------------------------------------------------
                                          (in thousands)
Funded status                          $ 69,922      $ 91,402
Unrecognized transition
     obligation                          (5,043)       (5,764)
Unrecognized prior
    service cost                          4,869         5,244
Unrecognized net gain                   (55,978)      (80,497)
---------------------------------------------------------------
Prepaid asset recognized
      in the Balance Sheets            $ 13,770      $ 10,385
===============================================================

    Components of the plan's net periodic cost were as follows:

                               1998         1997         1996
-----------------------------------------------------------------
Service cost               $  4,107      $  3,897     $  3,880
Interest cost                 9,572         9,301        9,129
Expected return on
  plan assets               (14,827)      (13,675)     (13,410)
Recognized net gain          (1,891)       (1,656)      (1,248)
Net amortization               (347)         (347)        (443)
-----------------------------------------------------------------
Net pension income         $ (3,386)     $ (2,480)    $ (2,092)
=================================================================

   The weighted average rates assumed in the actuarial calculations for both the pension plan and postretirement benefits were:

                                       1998       1997
----------------------------------------------------------
Discount                               6.75%      7.50%
Annual salary increase                 4.25%      5.00%
Long-term return on plan
assets                                 8.50%      8.50%
----------------------------------------------------------

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                        Benefit Obligations
                                    ---------------------------
                                        1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year            $39,669       $33,656
Service cost                                946           896
Interest cost                             3,123         2,845
Benefits paid                            (1,068)       (1,077)
Actuarial loss and employee
      transfers                           3,614         3,349
Amendments                                3,019             -
---------------------------------------------------------------
Balance at end of year                  $49,303       $39,669
===============================================================


                                           Plan Assets
                                    ---------------------------
                                        1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $9,455        $7,996
Actual return on plan assets               54         1,407
Employer contributions                  1,162         1,129
Benefits paid                          (1,068)       (1,077)
---------------------------------------------------------------
Balance at end of year                 $9,603        $9,455
===============================================================

    The accrued postretirement costs recognized in the Balance Sheet were as follows:

                                       1998           1997
---------------------------------------------------------------
                                         (in thousands)
Funded status                         $(39,700)      $(30,214)
Unrecognized transition
      obligation                         5,079          5,435
Unrecognized prior
      service cost                       2,900              -
Unrecognized net loss                    8,187          4,288
---------------------------------------------------------------
Accrued liability recognized
      in the Balance Sheets           $(23,534)      $(20,491)
===============================================================

Gulf Power Company 1998 Annual Report

      Components of the plan's net periodic cost were as follows:

                                     1998       1997      1996
---------------------------------------------------------------
Service cost                       $  946     $  896    $  939

Interest cost                       3,123      2,845     2,330
Expected return on
      plan assets                    (717)      (641)     (565)
Transition obligation                 356        356       356
Prior service cost                    119          -         -
Recognized net loss                   128        184        86
---------------------------------------------------------------
Net postretirement cost            $3,955     $3,640    $3,146
===============================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows (in thousands):

                                     1 Percent     1 Percent
                                      Increase      Decrease
------------------------------------------------- -------------
Benefit obligation                     $3,808         $(3,218)
Service and interest costs               $319           $(261)
===============================================================

Work Force Reduction Programs

The Company recorded costs related to work force reduction programs of $2.8 million in 1998, $1.4 million in 1997, and $1.2 million in 1996. The Company has also incurred its pro rata share for the costs of affiliated companies' programs. The costs related to these programs were $0.2 million for 1998, $1.3 million for 1997, and $2.1 million for 1996. The Company has expensed all costs related to these work force reduction programs.

3.  LITIGATION AND REGULATORY MATTERS

FERC Review of Equity Returns

On September 21, 1998, the FERC entered separate orders affirming the outcome of the administrative law judge's opinions in two proceedings in which the return on common equity component of formula rates contained in substantially all of the Company's wholesale power contracts was being challenged as unreasonably high. These orders resulted in no change in the wholesale power contracts that were the subject of such proceedings. The FERC also dismissed a complaint filed by three customers under long-term power sales agreements seeking to lower the equity return component in such agreements. These customers have filed applications for rehearing regarding each FERC order. In response to a requirement of the September 1998 FERC order, Southern Company filed a new equity return component on the long-term power sales contracts, to be effective January 5, 1999. The proposed equity return was lowered from 13.75 percent to
12.50 percent. The estimated impact on the Company's revenues at a 12.50% equity return would be approximately $0.8 million annually. The FERC placed the new rates into effect subject to refund. Also, this filing was consolidated with the new proceeding discussed below.

   On December 28, 1998, the FERC staff filed a motion asking the FERC to initiate a new proceeding regarding the equity return and other issues involving the Company's formula rate contracts. The motion was submitted pursuant to review procedures applicable to these contracts, and would be applicable to billings under such contracts on and after January 1, 1999.

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

   In January 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs. Initially, recovery under the ECRC was determined semi-annually. The FPSC approved annual recovery periods beginning with the October 1996 through September 1997 period. As of January 1999, the annual recovery period will be on a calendar-year basis as approved by the FPSC in May 1998. Recovery includes a true-up of the prior period and a projection of the ensuing period. During 1998 and 1997, the Company recorded ECRC revenues of $15.1 million and $10.2 million, respectively.

Gulf Power Company 1998 Annual Report

   At December 31, 1998, the Company's liability for the estimated costs of environmental remediation projects for known sites was $7.1 million. These estimated costs are expected to be expended from 1999 through 2005. These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $1.7 million in current assets and current liabilities and $5.4 million in deferred assets and liabilities representing the future recoverability of these costs.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $72 million in 1999, $100 million in 2000, and $262 million in 2001. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1998, significant purchase commitments were outstanding in connection with the construction program. The Company has budgeted $263.6 million for the years 1999 through 2002 for the estimated cost of a 532 megawatt combined cycle gas unit to be located in the eastern portion of its service area. The unit is expected to have an in-service date of June 2002, subject to regulatory approval. The Company will continue its construction program related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

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

Bank Credit Arrangements

At December 31, 1998, the Company had $41.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $35.5 million remained unused. In addition, the Company has two unused committed lines of credit totaling $61.9 million that were established for liquidity support of its variable rate pollution control bonds. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with thirteen major money center banks that total $205 million, of which $25.5 million was committed at December 31, 1998.

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Gulf Power Company 1998 Annual Report


Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations at December 31, 1998, including the Company's portion relating to jointly owned facilities, were as follows:

   Year                                           Fuel
   ---------                                 ----------------
                                              (in millions)
   1999                                                 $132
   2000                                                   88
   2001                                                   79
   2002                                                   78
   2003                                                   83
   2004 - 2008                                           359
   ----------------------------------------------------------
   Total commitments                                    $819
   ==========================================================

   In 1988, the Company made an advance payment of $60 million to a coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This payment was fully amortized to expense on a per ton basis as of March 1998.

   In December 1995, the Company made another payment of $22 million to the same coal supplier under an arrangement to lower the cost of future coal and/or to suspend the purchase of coal under an existing contract for 25 months. This payment was fully amortized to expense on a per ton basis as of March 1998.

   The amortization expense of these contract renegotiations was recovered through the fuel cost recovery clause discussed under "Revenues and Regulatory Cost Recovery Clauses" in Note 1.

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

   The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventories was $2.8 million in 1998, and $2.3 million in 1997. The annual amounts for 1999 through 2003 are expected to be $2.8 million, $2.1 million, $1.7 million, $1.7 million, and $1.7 million respectively, and after 2003 are expected to total $16.1 million.

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

Gulf Power Company 1998 Annual Report

   At December 31, 1998, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                     Plant Scherer      Plant
                                       Unit No. 3       Daniel
                                      (coal-fired)   (coal-fired)
                                     -----------------------------
                                            (in thousands)
Plant In Service                        $185,497(1)    $224,907
Accumulated Depreciation                 $62,255       $113,327
Construction Work in Progress               $615         $8,686

Nameplate Capacity (2)
   (megawatts)                               205            500
Ownership                                     25%            50%
------------------------------------------------------------------

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel:  1,000

7.  LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating affiliates have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The unit power sales agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues from these sales were $22.5 million in 1998, $24.9 million in 1997, and $25.4 million in 1996. See Note 3 to the financial statements under "FERC Review of Equity Returns."

   Unit power from specific generating plants of Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA), and the City of Tallahassee, Florida. Under these agreements, 214 megawatts of net dependable capacity were sold by the Company during 1998, and sales will remain at that level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L, and JEA after 2002.

   Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $22.3 million in 1998, $25.4 million in 1997, and $27.2 million in 1996, or 3.4 percent, 4.1 percent, and 4.3 percent of operating revenues, respectively.

8.  INCOME TAXES

At December 31, 1998, the tax-related regulatory assets to be recovered from customers were $25.3 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1998, the tax-related regulatory liabilities to be credited to customers were $52.5 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:

                                        1998       1997       1996
                                ------------------------------------
                                          (in thousands)
Total provision for income taxes:
Federal--
   Currently payable               $31,746      $34,522    $31,022
   Deferred--current year           18,485       19,297     26,072
           --reversal of
              prior years          (22,952)     (25,778)   (24,780)
--------------------------------------------------------------------
                                    27,279       28,041     32,314
--------------------------------------------------------------------
State--
   Currently payable                 5,137        5,975      4,394
   Deferred--current year            2,745        2,868      3,904
           --reversal of
              prior years           (2,962)      (3,434)    (3,039)
--------------------------------------------------------------------
                                     4,920        5,409      5,259
--------------------------------------------------------------------
Total                               32,199       33,450     37,573
Less income taxes
   credited to other income         (1,890)      (1,584)      (248)
--------------------------------------------------------------------
Total income taxes charged
   to operations                   $34,089      $35,034    $37,821
====================================================================

Gulf Power Company 1998 Annual Report

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                    1998        1997
                                           --------------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                     $155,833    $156,328
   Property basis differences                     20,330      19,220
   Other                                          17,645      14,242
---------------------------------------------------------------------
Total                                            193,808     189,790
---------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes          9,509       9,268
   Postretirement benefits                         7,644       6,976
   Other                                          10,702      10,861
---------------------------------------------------------------------
Total                                             27,855      27,105
---------------------------------------------------------------------
Net deferred tax liabilities                     165,953     162,685
Less current portion, net                           (165)     (3,617)
=====================================================================
Accumulated deferred income
   taxes in the Balance Sheets                 $166,118     $166,302
=====================================================================

   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation and amortization in the Statements of Income. Credits amortized in this manner amounted to $1.9 million in 1998, $2.2 million in 1997, and $2.3 million in 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      1998      1997     1996
                                    ----------------------------
Federal statutory rate                   35%      35%      35%
State income tax,
   net of federal deduction              4         4        4
Non-deductible book
   depreciation                          1         1        1
Difference in prior years'
   deferred and current tax rate        (2)       (1)      (1)
Other, net                              (2)       (4)      (2)
----------------------------------------------------------------
Effective income tax rate               36%       35%      37%
================================================================

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

   In January 1998, Gulf Power Capital Trust II (Trust II), of which the Company owns all of the common securities, issued $45 million of 7.0 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $46 million aggregate principal amount of the Company's 7.0 percent junior subordinated notes due December 31, 2037.

   The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Trust I and Trust II. Trust I and Trust II are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

10.  SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                1998        1997
                                           ----------------------
                                                 (in thousands)
Bond improvement fund requirement             $  850      $1,300
Less portion to be satisfied by
       certifying property additions             850       1,300
-----------------------------------------------------------------
Cash requirement                                   -           -
Maturities of first mortgage bonds                 -      45,000
Current portion of other long-term
   debt                                       27,000       8,327
-----------------------------------------------------------------
Total                                        $27,000     $53,327
=================================================================

   The first mortgage bond improvement fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to

Gulf Power Company 1998 Annual Report


January 1 of each year, other than those issued to collateralize pollution control revenue bond obligations. The requirement may be satisfied by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 and 2/3 times the requirement.

11.  COMMON STOCK DIVIDEND
     RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1998, retained earnings of $127 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1998 and 1997 are as follows:

                                                         Net Income
                                                    After Dividends
                         Operating     Operating       on Preferred
Quarter Ended             Revenues        Income              Stock
--------------------------------------------------------------------
                                     (in thousands)
March 1998                $140,950       $15,237          $   6,853
June 1998                  177,130        23,742             13,364
September 1998             199,377        34,070             26,989
December 1998              133,061        15,216              9,315

March 1997                $141,374       $20,212            $10,740
June  1997                 145,292        19,153             10,386
September 1997             193,710        34,750             27,484
December 1997              145,480        15,068              9,000
--------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1998 Annual Report


--------------------------------------------------------------------------------------------------------------
                                                                      1998            1997            1996
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                 $650,518        $625,856        $634,365
Net Income after Dividends
     on Preferred Stock (in thousands)                             $56,521         $57,610         $57,845
Dividends on Common Stock (in thousands)                           $57,200         $64,600         $58,300
Return on Average Common Equity (percent)                            13.20           13.33           13.27
Total Assets (in thousands)                                     $1,267,901      $1,265,612      $1,308,366
Gross Property Additions (in thousands)                            $69,731         $54,289         $61,386
--------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                               $427,652        $428,718        $435,758
Preferred stock                                                      4,236          13,691          65,102
Preferred stock subject to mandatory redemption                          -               -               -
Trust preferred securities                                          85,000          40,000               -
Long-term debt                                                     317,341         296,993         331,880
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     $834,229        $779,402        $832,740
--------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                   51.3            55.0            52.3
Preferred stock                                                        0.5             1.8             7.8
Trust preferred securities                                            10.2             5.1               -
Long-term debt                                                        38.0            38.1            39.9
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                        100.0           100.0           100.0
==============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                   -               -          55,000
Retired                                                             45,000          25,000          50,930
Preferred Stock (in thousands):
Issued                                                                   -               -               -
Retired                                                              9,455          75,911               -
--------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                            A1              A1              A1
     Standard and Poor's                                               AA-             AA-              A+
     Duff & Phelps                                                     AA-             AA-             AA-
Preferred Stock -
     Moody's                                                            a2              a2              a2
     Standard and Poor's                                                 A               A               A
     Duff & Phelps                                                      A+              A+              A+
--------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                        307,077         300,257         291,196
Commercial                                                          46,370          44,589          43,196
Industrial                                                             257             267             278
Other                                                                  268             264             162
--------------------------------------------------------------------------------------------------------------
Total                                                              353,972         345,377         334,832
==============================================================================================================
Employees (year-end)                                                 1,328           1,328           1,384



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1998 Annual Report


----------------------------------------------------------------------------------------------------------------------------
                                                                        1995            1994            1993           1992
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                   $619,077        $578,813        $583,142       $570,902
Net Income after Dividends
     on Preferred Stock (in thousands)                               $57,154         $55,229         $54,311        $54,090
Dividends on Common Stock (in thousands)                             $46,400         $44,000         $41,800        $39,900
Return on Average Common Equity (percent)                              13.27           13.15           13.29          13.62
Total Assets (in thousands)                                       $1,341,859      $1,315,542      $1,307,809     $1,062,699
Gross Property Additions (in thousands)                              $63,113         $78,869         $78,562        $64,671
----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                 $436,242        $425,472        $414,196       $403,190
Preferred stock                                                       89,602          89,602          89,602         74,662
Preferred stock subject to mandatory redemption                            -               -           1,000          2,000
Trust preferred securities                                                 -               -               -              -
Long-term debt                                                       323,376         356,393         369,259        382,047
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       $849,220        $871,467        $874,057       $861,899
----------------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                     51.4            48.8            47.4           46.8
Preferred stock                                                         10.5            10.3            10.4            8.9
Trust preferred securities                                                 -               -               -              -
Long-term debt                                                          38.1            40.9            42.2           44.3
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                          100.0           100.0           100.0          100.0
============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     -               -          75,000         25,000
Retired                                                                1,750          48,856          88,809        117,693
Preferred Stock (in thousands):
Issued                                                                     -               -          35,000         29,500
Retired                                                                1,000           1,000          21,060         15,500
----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                              A1              A2              A2             A2
     Standard and Poor's                                                  A+               A               A              A
     Duff & Phelps                                                        A+              A+              A+              A
Preferred Stock -
     Moody's                                                              a2              a2              a2             a2
     Standard and Poor's                                                   A              A-              A-             A-
     Duff & Phelps                                                         A               A               A             A-
----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                          283,421         280,859         274,194        267,591
Commercial                                                            41,281          40,398          39,253         37,105
Industrial                                                               278             283             274            270
Other                                                                    134             106              86             74
----------------------------------------------------------------------------------------------------------------------------
Total                                                                325,114         321,646         313,807        305,040
============================================================================================================================
Employees (year-end)                                                   1,501           1,540           1,565          1,613


                                      II-152A



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1998 Annual Report


---------------------------------------------------------------------------------------------------------------------------
                                                                       1991            1990            1989           1988
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $565,207        $567,825        $527,821       $550,827
Net Income after Dividends
     on Preferred Stock (in thousands)                              $57,796         $38,714         $37,361        $45,698
Dividends on Common Stock (in thousands)                            $38,000         $37,000         $37,200        $35,400
Return on Average Common Equity (percent)                             15.17           10.51           10.32          13.41
Total Assets (in thousands)                                      $1,095,736      $1,084,579      $1,093,430     $1,097,225
Gross Property Additions (in thousands)                             $64,323         $62,462         $70,726        $67,042
---------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $390,981        $371,185        $365,471       $358,310
Preferred stock                                                      55,162          55,162          55,162         55,162
Preferred stock subject to mandatory redemption                       7,500           9,250          11,000         12,750
Trust preferred securities                                                -               -               -              -
Long-term debt                                                      434,648         475,284         484,608        497,069
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $888,291        $910,881        $916,241       $923,291
---------------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                    44.0            40.8            39.9           38.8
Preferred stock                                                         7.1             7.1             7.2            7.4
Trust preferred securities                                                -               -               -              -
Long-term debt                                                         48.9            52.1            52.9           53.8
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         100.0           100.0           100.0          100.0
===========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                               50,000               -               -         35,000
Retired                                                              32,807           6,455           9,344          9,369
Preferred Stock (in thousands):
Issued                                                                    -               -               -              -
Retired                                                               2,500           1,750           1,250          1,750
---------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                             A2              A2              A1             A1
     Standard and Poor's                                                  A               A               A              A
     Duff & Phelps                                                        A               A             AA-              4
Preferred Stock -
     Moody's                                                             a2              a2              a1             a1
     Standard and Poor's                                                 A-              A-              A-             A-
     Duff & Phelps                                                       A-              A-              A+              5
---------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                         261,210         256,111         251,341        246,450
Commercial                                                           34,685          34,019          33,678         33,030
Industrial                                                              264             252             240            206
Other                                                                    72              67              67             61
---------------------------------------------------------------------------------------------------------------------------
Total                                                               296,231         290,449         285,326        279,747
===========================================================================================================================
Employees (year-end)                                                  1,598           1,615           1,614          1,601




                                      II-152B


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1998 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                           $276,208        $277,609        $285,498
Commercial                                                                             160,960         164,435         164,181
Industrial                                                                              69,850          77,492          78,994
Other                                                                                    2,100           2,084           2,056
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                           509,118         521,620         530,729
Sales for resale - non-affiliates                                                       61,893          63,697          63,201
Sales for resale - affiliates                                                           42,642          16,760          17,762
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               613,653         602,077         611,692
Other revenues                                                                          36,865          23,779          22,673
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $650,518        $625,856        $634,365
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          4,437,558       4,119,492       4,159,924
Commercial                                                                           3,111,933       2,897,887       2,808,634
Industrial                                                                           1,833,575       1,903,050       1,808,086
Other                                                                                   18,952          18,101          17,815
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         9,402,018       8,938,530       8,794,459
Sales for resale - non-affiliates                                                    1,341,990       1,531,179       1,534,097
Sales for resale - affiliates                                                        1,758,150         848,135         709,647
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                               12,502,158      11,317,844      11,038,203
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               6.22            6.74            6.86
Commercial                                                                                5.17            5.67            5.85
Industrial                                                                                3.81            4.07            4.37
Total retail                                                                              5.41            5.84            6.03
Sales for resale                                                                          3.37            3.38            3.61
Total sales                                                                               4.91            5.32            5.54
Average Annual Kilowatt-Hour Use Per Residential Customer                               14,577          13,894          14,457
Average Annual Revenue Per Residential Customer                                        $907.35         $936.30         $992.17
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                  2,188           2,174           2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                                   2,040           1,844           2,136
Summer                                                                                   2,146           2,032           1,961
Annual Load Factor (percent)                                                              55.3            55.5            51.4
Plant Availability - Fossil-Steam (percent)                                               87.6            91.0            91.8
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      89.2            87.1            87.8
Oil and gas                                                                                2.0             0.4             0.5
Purchased power -
     From non-affiliates                                                                   5.5             3.5             2.7
     From affiliates                                                                       3.3             9.0             9.0
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0           100.0           100.0
==================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,523          10,436          10,484
Cost of fuel per million BTU (cents)                                                    160.22          190.75          192.22
Average cost of fuel per net kilowatt-hour generated (cents)                              1.69            1.99            2.02
==================================================================================================================================



SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1998 Annual Report


------------------------------------------------------------------------------------------------------------------------------
                                                                          1995            1994            1993           1992
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                           $276,155        $252,598        $244,967       $235,296
Commercial                                                             159,260         146,394         137,308        133,071
Industrial                                                              81,606          82,169          87,526         91,320
Other                                                                    1,993           1,955           1,882          1,784
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                           519,014         483,116         471,683        461,471
Sales for resale - non-affiliates                                       60,413          66,111          72,209         70,078
Sales for resale - affiliates                                           18,619          17,353          23,166         24,075
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                               598,046         566,580         567,058        555,624
Other revenues                                                          21,031          12,233          16,084         15,278
------------------------------------------------------------------------------------------------------------------------------
Total                                                                 $619,077        $578,813        $583,142       $570,902
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                          4,014,142       3,751,932       3,712,980      3,596,515
Commercial                                                           2,708,243       2,548,846       2,433,382      2,369,236
Industrial                                                           1,794,754       1,847,114       2,029,936      2,179,435
Other                                                                   17,345          17,354          16,944         16,649
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                         8,534,484       8,165,246       8,193,242      8,161,835
Sales for resale - non-affiliates                                    1,396,474       1,418,977       1,460,105      1,430,908
Sales for resale - affiliates                                          759,341         874,050       1,029,787      1,208,771
------------------------------------------------------------------------------------------------------------------------------
Total                                                               10,690,299      10,458,273      10,683,134     10,801,514
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                               6.88            6.73            6.60           6.54
Commercial                                                                5.88            5.74            5.64           5.62
Industrial                                                                4.55            4.45            4.31           4.19
Total retail                                                              6.08            5.92            5.76           5.65
Sales for resale                                                          3.67            3.64            3.83           3.57
Total sales                                                               5.59            5.42            5.31           5.14
Average Annual Kilowatt-Hour Use Per Residential Customer               14,148          13,486          13,671         13,553
Average Annual Revenue Per Residential Customer                        $973.35         $907.92         $901.96        $886.66
Plant Nameplate Capacity Ratings (year-end) (megawatts)                  2,174           2,174           2,174          2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                   1,732           1,801           1,571          1,533
Summer                                                                   2,040           1,795           1,898          1,828
Annual Load Factor (percent)                                              53.0            56.7            54.5           55.0
Plant Availability - Fossil-Steam (percent)                               84.0            92.2            88.9           91.2
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                      86.8            87.2            84.5           87.7
Oil and gas                                                                0.4             0.2             0.5            0.1
Purchased power -
     From non-affiliates                                                   4.0             2.8             1.5            0.8
     From affiliates                                                       8.8             9.8            13.5           11.4
------------------------------------------------------------------------------------------------------------------------------
Total                                                                    100.0           100.0           100.0          100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                     10,609          10,614          10,390         10,347
Cost of fuel per million BTU (cents)                                    196.62          189.55          197.37         200.30
Average cost of fuel per net kilowatt-hour generated (cents)              2.09            2.01            2.05           2.07
==============================================================================================================================



                                      II-154A


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1998 Annual Report


---------------------------------------------------------------------------------------------------------------------------
                                                                       1991            1990            1989           1988
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                        $231,220        $217,843        $203,781       $184,036
Commercial                                                          130,691         124,066         118,897        107,615
Industrial                                                           92,300          91,041          84,671         72,634
Other                                                                 1,860           1,805           1,586          1,402
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                        456,071         434,755         408,935        365,687
Sales for resale - non-affiliates                                    69,636          73,855          67,554        117,466
Sales for resale - affiliates                                        29,343          38,563          39,244         48,277
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            555,050         547,173         515,733        531,430
Other revenues                                                       10,157          20,652          12,088         19,397
---------------------------------------------------------------------------------------------------------------------------
Total                                                              $565,207        $567,825        $527,821       $550,827
===========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                       3,455,100       3,360,838       3,293,750      3,154,541
Commercial                                                        2,272,690       2,217,568       2,169,497      2,088,598
Industrial                                                        2,117,408       2,177,872       2,094,670      1,968,091
Other                                                                17,118          18,866          17,209         16,257
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                      7,862,316       7,775,144       7,575,126      7,227,487
Sales for resale - non-affiliates                                 1,550,018       1,775,703       1,640,355      1,911,759
Sales for resale - affiliates                                     1,236,223       1,435,558       1,461,036      2,326,238
---------------------------------------------------------------------------------------------------------------------------
Total                                                            10,648,557      10,986,405      10,676,517     11,465,484
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                            6.69            6.48            6.19           5.83
Commercial                                                             5.75            5.59            5.48           5.15
Industrial                                                             4.36            4.18            4.04           3.69
Total retail                                                           5.80            5.59            5.40           5.06
Sales for resale                                                       3.55            3.50            3.44           3.91
Total sales                                                            5.21            4.98            4.83           4.64
Average Annual Kilowatt-Hour Use Per Residential Customer            13,320          13,173          13,173         12,883
Average Annual Revenue Per Residential Customer                     $891.38         $853.86         $815.00        $751.60
Plant Nameplate Capacity Ratings (year-end) (megawatts)               2,174           2,174           2,174          2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                1,418           1,310           1,814          1,395
Summer                                                                1,740           1,778           1,691          1,613
Annual Load Factor (percent)                                           57.0            55.2            52.6           56.5
Plant Availability - Fossil-Steam (percent)                            92.2            89.2            89.1           88.2
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                   82.0            69.8            78.3           93.2
Oil and gas                                                             0.1             0.5             0.2            0.4
Purchased power -
     From non-affiliates                                                0.5             0.6             0.4            0.4
     From affiliates                                                   17.4            29.1            21.1            6.0
---------------------------------------------------------------------------------------------------------------------------
Total                                                                 100.0           100.0           100.0          100.0
===========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                  10,636          10,765          10,621         10,461
Cost of fuel per million BTU (cents)                                 203.60          206.06          193.70         178.00
Average cost of fuel per net kilowatt-hour generated (cents)           2.17            2.22            2.06           1.86
===========================================================================================================================


                                      II-154B






                              MISSISSIPPI POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 1998 Annual Report

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



/s/ Dwight H. Evans
Dwight H. Evans
President and Chief Executive Officer


/s/ Michael W. Southern
Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer


February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1998 and 1997, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-167 through II-182) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
Arthur Andersen LLP


Atlanta, Georgia
February 10, 1999



                                       11-157

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 1998 Annual Report

RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's 1998 net income after dividends on preferred stock was $55.1 million, reflecting a 2.0 percent or $1.1 million increase over the prior year. This change is primarily attributable to higher retail and wholesale revenues. In 1997, earnings were $54.0 million, up $1.3 million from the prior year. This earnings increase resulted primarily from lower operating expenses.

Revenues

The following table summarizes the factors impacting operating revenues for the past three years:

                                      Increase (Decrease)
                                        From Prior Year
                              -------------------------------------
                                   1998        1997           1996
                              -------------------------------------
                                       (in thousands)
  Retail --
     Change in base
      rates (PEP and
      ECO Plan)                 $   335     $ 3,177       $  (402)
     Sales growth                 4,787         109        11,187
     Weather                      7,091      (1,118)       (5,585)
     Fuel cost
      recovery
      and other                  13,112         948        (1,255)
  -----------------------------------------------------------------
  Total retail                   25,325       3,116         3,945
  ---------------------------------------------------- ------------
  Sales for resale --
     Non-affiliates              16,084       5,464         7,776
     Affiliates                   8,142     (11,606)       14,139
  -----------------------------------------------------------------
  Total sales for
     resale                      24,226      (6,142)       21,915
  Other operating
    revenues                     1,992       2,585         1,616
  -----------------------------------------------------------------
  Total operating
     revenues                   $51,543     $  (441)      $27,476
  =================================================================
  Percent change                    9.5%       (0.1)%         5.3%
  -----------------------------------------------------------------

    Retail revenues of $443 million in 1998 increased 6.1 percent from 1997. Continued growth in the service area and the positive impact of weather on energy sales were the predominant factors contributing to the rise in revenues. Retail revenues for 1997 reflected a 0.8 percent increase over the prior year due to the 1996 Performance Evaluation Plan (PEP) retail rate increase and the January 1997 Environmental Compliance Overview Plan (ECO Plan) retail rate increase. Changes in base rates reflect any rate changes made under the PEP and ECO Plan.

    Fuel revenues generally represent the direct recovery of fuel expense including purchased power. Therefore, changes in recoverable fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

    Energy sales to non-affiliates include economy sales and amounts sold under short-term contracts. Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels.

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 9.8 percent in 1998 and
3.6 percent in 1997, with the related revenues rising 11.3 percent and 1.6 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's. Revenues from other sales outside the service area increased in 1998 and 1997 primarily due to power marketing activities. These increases were primarily offset by increases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

    Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.


                                       11-158

Mississippi Power Company 1998 Annual Report


    Below is a breakdown of kilowatt-hour sales for 1998 and the percent change for the last three years:

                          1998              Percent Change
                       -----------   ------------------------------
                           KWH            1998     1997     1996
                      (in millions)
 Residential             2,249            10.3%    (2.0)%    1.9%
 Commercial              2,623             9.0      4.0      3.3
 Industrial              3,729            (6.4)     0.6      3.8
 Other                      40               -      2.6      1.9
                       ----------
 Total retail            8,641             2.0      0.9      3.2
 Sales for
    Resale --
     Non-affiliates      3,158             9.1      6.2      9.4
     Affiliates            552            15.2    (31.0)   184.7
                       ----------
 Total                  12,351             4.3      0.2      8.7
 ==================================================================

    Residential and commercial sales increased in 1998 10.3 percent and 9.0 percent respectively, and industrial sales decreased 6.4 percent. The increases can be attributed primarily to sales growth and hotter temperatures in the summer months. The decrease in industrial sales was due primarily to a large industrial customer being out of service because of damages incurred from Hurricane Georges. Residential sales in 1997 declined 2.0 percent while sales to commercial and industrial customers increased by 4.0 percent and 0.6 percent, respectively. Milder-than-normal temperatures experienced in 1997 contributed to the moderate sales.

    The Company anticipates continued growth in energy sales as the economy improves within its service area. The casino industry and ancillary services, such as lodging, food, transportation, etc., are some of the factors that may influence the economy of the Company's service area. Also, energy demand is expected to grow as a result of a larger and more fully employed population.

Expenses

Total operating expenses were $515 million in 1998 reflecting an increase of $49.1 million or 10.6 percent over the prior year. The increase was due primarily to higher fuel expenses, higher maintenance and higher other operation costs. In 1997, total operating expenses decreased by 0.3 percent from the prior year due primarily to lower administrative and general expenses.

    Fuel costs are the single largest expense for the Company. Fuel expenses in 1998 increased 10.2 percent due to a 3.1 percent increase in generation and a higher average cost of fuel. In 1998, expenses related to purchased power from non-affiliates increased 133.0 percent and expenses related to purchased power from affiliates decreased 4.6 percent. The increased generation was due to higher demand for energy across the Southern electric system. Further, the higher demand for energy resulted in higher purchased power costs from non-affiliates.

    In 1997, fuel costs increased because of a 1.1 percent increase in generation caused by the higher demand for energy in the retail sector. Expenses related to purchased power from non-affiliates decreased and expenses related to purchased power from affiliates increased due to the availability of energy within the Southern electric system.

    Purchased power expense increased $18 million (128.4 percent) to meet higher territorial energy demands and power marketing activities. Energy purchased for power marketing activities was resold to non-affiliated third parties and had no significant effect on net income. Sales and purchases among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

    The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                     1998     1997      1996
                                  ----------------------------
Total generation
   (millions of kilowatt hours)    10,610   10,289    10,180
Sources of generation
   (percent) --
     Coal                              80       85        85
     Gas                               20       15        15
Average cost of fuel per net
   kilowatt-hour generated
         (cents) --                  1.62     1.54      1.57
==============================================================

    Other operation expenses increased 7.5 percent in 1998 primarily due to continuing expenses related to a new customer service system, modification of certain information systems for year 2000 readiness discussed below, and costs related to work force reduction programs. In 1997, other operation expense decreased 3.5 percent due to lower administrative and general expenses.

Mississippi Power Company 1998 Annual Report


    Maintenance expenses increased 6.6 percent in 1998 due to scheduled maintenance performed at Plants Daniel and Watson, as well as other projects.

    In 1998, depreciation and amortization expenses increased 4.1 percent primarily due to additional plant investment and increased amortization of regulatory assets.

    Comparisons of taxes other than income taxes for 1998 and 1997 show increases of 4.4 percent and 1.1 percent, respectively, due to higher municipal franchise taxes resulting from higher retail revenues.

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

    The Federal Energy Regulatory Commission (FERC) regulates the Company's wholesale rate schedules, power sales contracts and transmission facilities. The FERC is currently reviewing the rate of return on common equity included in certain contracts and may require such returns to be lowered, possibly retroactively.

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

Mississippi Power Company 1998 Annual Report

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

    Although the Energy Act does not permit retail transmission access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in various stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Restructuring initiatives are being discussed in Mississippi; none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information. The inability of Mississippi Power to recover its investment, including regulatory assets, could have a material adverse effect on the financial condition of the Company.

    The Company is attempting to minimize or reduce its cost exposure. Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless Mississippi Power remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. The Company is subject to the provisions of FASB Statement 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operation is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 1998, exposure from these activities was not material to the Company's financial position, results of operation, or cash flow. Also, based on the Company's overall interest rate exposure at December 31, 1998, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

New Accounting Standards

The FASB has issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

    In April 1998, the AICPA issued a new Statement of Position, Reporting on the Cost of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

Mississippi Power Company 1998 Annual Report


    In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, reflecting gains and losses rather than revenues and purchased power expense. Energy trading contracts are defined as energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. The Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the financial statements.

Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard wired into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space was used until the mid-1990s. Unless corrected before the year 2000, affected software systems and devices containing a chip or microprocessor with date and time function could incorrectly process dates or the systems may cease to function.

    The Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. The Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

The Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.

    The Company's Year 2000 Program was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in the phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices and applications into the year 2000.

 The Southern Company has completed more than 70 percent of the activities in its work plan. The percentage of completion and projected completion by function is as follows:

                                   Work Plan
--------------------------------------------------------------------------
                                                Remediation     Project
                        Inventory   Assessment    Testing      Completion
--------------------------------------------------------------------------
Generation                100%        100%          70%           6/99
Energy
 Management               100         100           90            6/99
Transmission and
 Distribution             100         100          100            1/99
Telecommunications        100         100           50            6/99
Corporate
 Applications             100         100           90            3/99
--------------------------------------------------------------------------

Year 2000 Costs

Current projected costs for Year 2000 readiness are approximately $4.9 million. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1998, the year 2000 program costs, recognized as expense, amounted to $3.2 million.

Mississippi Power Company 1998 Annual Report


Year 2000 Risks

The Company is implementing a detailed process to minimize the possibility of service interruptions related to Year 2000. The Company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. The Company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruption in service that may occur within the service territory to be isolated and short in duration.

    The Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the loss of any single bulk transmission element in its service territory. The Company has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, the Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999.

    The Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to the Company's operations. Among such critical third parties are fuel, transportation, telecommunication, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to the Company is being developed.

    There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the Company is skilled at developing and using contingency plans in unusual circumstances.
As part of Year 2000 business continuity and contingency planning, the Company is drawing on that experience to make risk assessments and developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. The Company is identifying critical operational location, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the service territory isolated and short in duration.

FINANCIAL CONDITION

Overview

The principal change in Mississippi Power's financial condition during 1998 was gross property additions to utility plant of $68 million. Funding for gross property additions and other capital requirements has been provided from operating activities, principally earnings and the non-cash charges to income of depreciation and amortization. The Statements of Cash Flows provide additional details.

Financing Activity

The Company continued to improve its financial position by issuing pollution control bonds and retiring higher-cost issues in 1998. The Company sold $13.5 million of pollution control bonds and increased unsecured debt by $90 million. Retirements, including maturities during 1998, totaled $75 million of first mortgage bonds and $13 million of pollution control bonds. See the Statements of Cash Flows for further details.

    Composite financing rates for the years 1996 through 1998 as of year-end were as follows:

                                    1998     1997     1996
                                 ----------------------------
 Composite interest rate on
     long-term debt                 6.14%    6.16%    6.03%

 Composite preferred stock
     dividend rate                  6.33%    6.33%    6.58%

 Composite interest rate on
     preferred securities           7.75%    7.75%       -
 ============================================================

Mississippi Power Company 1998 Annual Report


    The decrease in the composite dividend rate on preferred stock in 1997 was primarily the result of retirements.

Capital Structure

At year-end 1998, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, remained at the same level as in 1997 at 52.1 percent.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $164 million ($67 million in 1999, $52 million in 2000, and $45 million in 2001). The major emphasis within the construction program will be on the upgrade of existing facilities.

    In February 1999, the Company signed an interim construction agency agreement with Escatawpa Funding ("Escatawpa"), a limited partnership, that calls for the Company to design and construct, as agent for Escatawpa, a 1064 megawatt natural gas combined cycle facility. On or before April 30, 1999, Escatawpa and the Company anticipate entering into an Agreement for Lease (which will supersede the interim construction agency agreement), and a Lease Agreement. It is anticipated that the total project will cost approximately $406 million, and upon project completion, the Company will lease the facility from Escatawpa. If the anticipated lease arrangement is not reached, the Company will either exercise its purchase option or Escatawpa will sell the facility to a third party.

    Revisions to projected construction expenditures may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, and changes in environmental regulations, and alternatives such as leasing.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $80.1 million will be required by the end of 2001 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

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

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Current compliance strategy for Phase II could require total estimated construction expenditures of approximately $70 million, of which $16 million remains to be spent. Phase II compliance is not expected to have a material impact on Mississippi Power.

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

Mississippi Power Company 1998 Annual Report

provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the new rules. The final rules affect 22 states that at present does not include Mississippi. The EPA is presently evaluating whether or not to bring an additional 15 states under this regional haze rule. Misssissippi is one of those new 15 states. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known and the states have adopted their final rules.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the Company conducts studies, when possible, to determine the extent of any required cleanup costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership has been investigated for potential remediation. Remediation is scheduled for 1999. See Note 3 to the financial statements under "Environmental Compliance Overview Plan" for additional information.

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

Sources of Capital

At December 31, 1998, the Company had $76.3 million of unused committed credit agreements. The Company had $13 million of short term notes payable outstanding at year end 1998.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from sources similar to those used in the past. These sources were primarily the issuances of first mortgage bonds and preferred securities, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities. The Company issued unsecured debt in 1998. In this regard, Mississippi Power sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness the Company may incur.

    Mississippi Power is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be

Mississippi Power Company 1998 Annual Report


permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Cautionary Statement Regarding Forward-Looking
Information

This annual report, including the foregoing Management's Discussion and Analysis, contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by the Company; state and federal rate regulation; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports (including Form 10-K) filed from time to time by the Company with the SEC.

STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Mississippi Power Company 1998 Annual Report
===========================================================================================================================
                                                                                      1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Operating Revenues (Notes 1, 3, and 7):
Revenues                                                                       $   576,846     $   533,445      $  522,199
Revenues from affiliates                                                            18,285          10,143          21,830
---------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           595,131         543,588         544,029
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation--
   Fuel                                                                            156,539         142,059         141,532
   Purchased power from non-affiliates                                              33,872          14,536          17,960
   Purchased power from affiliates                                                  36,037          37,794          33,245
   Other                                                                           109,993         102,365         106,061
Maintenance                                                                         50,404          47,302          47,091
Depreciation and amortization                                                       47,450          45,574          44,906
Taxes other than income taxes                                                       45,965          44,034          43,545
Federal and state income taxes (Note 8)                                             34,499          31,968          32,618
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           514,759         465,632         466,958
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    80,372          77,956          77,071
Other Income (Expense):
Interest income                                                                        947             857             239
Other, net                                                                           2,498           2,368           4,145
Income taxes applicable to other income                                               (165)            588            (932)
---------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                            83,652          81,769          80,523
---------------------------------------------------------------------------------------------------------------------------
Interest  and Other Charges:
Interest on long-term debt                                                          20,567          19,856          19,898
Interest on notes payable                                                              943              96           1,416
Amortization of debt discount, premium, and expense, net                             1,446           1,577           1,547
Other interest charges                                                                 790             574              40
Distributions on preferred securities of subsidiary trust                            2,796           2,369               -
---------------------------------------------------------------------------------------------------------------------------
Interest and other charges, net                                                     26,542          24,472          22,901
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          57,110          57,297          57,622
Dividends on Preferred Stock                                                         2,005           3,287           4,899
--------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $    55,105     $    54,010      $   52,723
===========================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997,  and 1996
Mississippi Power Company 1998 Annual Report

================================================================================================================================
                                                                                            1998           1997            1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                          $     57,110    $    57,297     $    57,622
Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                                                    51,517         49,661          50,551
         Deferred income taxes                                                            11,620         (1,809)             74
         Other, net                                                                      (12,175)         3,206           9,443
         Changes in certain current assets and liabilities--
            Receivables, net                                                              (5,486)        (8,583)          5,118
            Inventories                                                                   (5,050)         3,148           4,973
            Payables                                                                        (389)         8,357           2,077
            Taxes accrued                                                                 (2,457)         2,515             532
            Other                                                                         (1,604)         1,465            (240)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                               93,086        115,257         130,150
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                 (68,231)       (55,375)        (61,314)
Other                                                                                       (324)          (489)         (2,258)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (68,555)       (55,864)        (63,572)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds--
     Capital contribution                                                                     85              -              27
     Pollution control bonds                                                              13,520              -               -
     Preferred securities                                                                      -         35,000               -
     Other long-term debt                                                                 90,000              -          80,000
Retirements--
     Preferred stock                                                                         (87)       (42,518)              -
     First mortgage bonds                                                                (75,000)             -         (45,447)
     Pollution control bonds                                                             (13,020)           (10)            (10)
     Other long-term debt                                                                      -              -         (55,000)
Increase (decrease) in notes payable, net                                                 13,000              -               -
Payment of preferred stock dividends                                                      (2,005)        (3,287)         (4,899)
Payment of common stock dividends                                                        (51,700)       (49,400)        (43,900)
Miscellaneous                                                                             (2,429)        (1,804)         (2,932)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                   (27,636)       (62,019)        (72,161)
--------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                   (3,105)        (2,626)         (5,583)
Cash and Cash Equivalents at Beginning of Year                                             4,432          7,058          12,641
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $      1,327    $     4,432     $     7,058
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $     26,133    $    22,297     $    21,467
     Income taxes                                                                         26,847         33,450          34,072
--------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1998 and 1997
Mississippi Power Company 1998 Annual Report

=============================================================================================================================
ASSETS                                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1 and 6)                                          $ 1,553,112          $ 1,518,402
Less accumulated provision for depreciation                                                     583,957              559,098
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                969,155              959,304
Construction work in progress                                                                    51,517               41,083
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         1,020,672            1,000,387
-----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                      979                  650
-----------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                         1,327                4,432
Receivables--
   Customer accounts receivable                                                                  29,829               32,220
   Regulatory clauses under recovery                                                              8,042                7,619
   Other accounts and notes receivable                                                           12,495                8,666
   Affiliated companies                                                                          10,946                7,398
   Accumulated provision for uncollectible accounts                                                (621)                (698)
Fossil fuel stock, at average cost                                                               16,418               10,651
Materials and supplies, at average cost                                                          18,735               19,452
Current portion of accumulated deferred income taxes                                              4,248                8,379
Prepayments                                                                                       1,651                1,791
Vacation pay deferred                                                                             4,717                5,030
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                           107,787              104,940
-----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Debt expense and loss, being amortized                                                           13,713               12,234
Deferred charges related to income taxes (Note 8)                                                22,697               21,906
Long-term notes receivable                                                                        2,072                2,837
Workforce Reduction Plan                                                                         12,748               18,236
Miscellaneous                                                                                     8,937                5,639
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                            60,167               60,852
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                $ 1,189,605          $ 1,166,829
=============================================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS (continued)
At December 31, 1998 and 1997
Mississippi Power Company 1998 Annual Report
=============================================================================================================================
CAPITALIZATION AND LIABILITIES                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                                       $     391,231        $     387,824
Preferred stock                                                                                  31,809               31,896
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding Company Junior Subordinated Notes (Note 9)                            35,000               35,000
Long-term debt                                                                                  292,744              291,665
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                           750,784              746,385
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                                                     50,020               35,020
Notes payable                                                                                    13,000                    -
Accounts payable--
   Affiliated companies                                                                           8,788                8,548
   Regulatory clauses over recovery                                                               4,412               15,476
   Other                                                                                         47,113               34,065
Customer deposits                                                                                 3,272                3,225
Taxes accrued--
   Federal and state income                                                                       1,124                1,101
   Other                                                                                         31,379               33,859
Interest accrued                                                                                  2,955                4,098
Miscellaneous                                                                                    11,753               12,797
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                           173,816              148,189
-----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                      143,852              134,645
Accumulated deferred investment tax credits                                                      25,913               27,121
Deferred credits related to income taxes (Note 8)                                                37,277               38,203
Postretirement benefits other than pension                                                       25,869               25,145
Accumulated provision for property damage (Note 1)                                                  910               13,991
Workforce Reduction Plan                                                                         13,051               15,700
Miscellaneous                                                                                    18,133               17,450
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                           265,005              272,255
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 2, 3, 4, and 5)
Total Capitalization and Liabilities                                                      $   1,189,605        $   1,166,829
=============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Mississippi Power Company 1998 Annual Report
===========================================================================================================================
                                                                          1998            1997        1998         1997
---------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)       (percent of total)
Common Stock Equity:
Common stock, without par value --
       Authorized -- 1,130,000 shares
       Outstanding -- 1,121,000 shares in
           1998 and 1997                                           $    37,691     $    37,691
Paid-in capital                                                        179,474         179,389
Premium on preferred stock                                                 326             327
Retained earnings  (Note 11)                                           173,740         170,417
---------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                              391,231         387,824        52.1 %       52.0 %
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value --
       Authorized -- 1,244,139 shares
       Outstanding -- 318,090 shares in 1998 and
           318,955 shares in 1997
           4.40% to 4.72%                                                3,421           3,492
           6.32% to 7.00%                                               28,388          28,404
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,013,000)                       31,809          31,896         4.2          4.3
---------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
       Redeemable Preferred Securities (Note 9):
       $25 liquidation value -- 7.75%                                   35,000          35,000
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,713,000)                       35,000          35,000         4.7          4.7
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
       Maturity                    Interest Rates
       1998                        5.38%                                     -          35,000
       2000                        6.63%                                     -          40,000
       2004                        6.60%                                35,000          35,000
       2023                        7.45%                                35,000          35,000
       2025                        6.88%                                30,000          30,000
Pollution control obligations --
       Collateralized:
           5.65% to 5.80% due 2007-2023                                 26,805          39,825
           4.00% to 5.25% due 2020-2025                                 33,900          33,900
       Non-collateralized:
           Variable rate (5.25% at 1/1/99) due 2028                     13,520               -
Other long-term notes payable--
       6.05% due 2003                                                   35,000               -
       6.75% due 2038                                                   55,000               -
       Adjustable rates (5.71% to 5.79%) due 1999-2000                  80,000          80,000
Unamortized debt premium (discount), net                                (1,461)         (2,040)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
       requirement--$21,131,000)                                       342,764         326,685
Less amount due within one year (Note 10)                               50,020          35,020
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                    292,744         291,665        39.0         39.0
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                               $   750,784     $   746,385       100.0 %      100.0 %
===========================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996
Mississippi Power Company 1998 Annual Report

======================================================================================================================
                                                                              1998             1997              1996
----------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)

Balance at Beginning of Period                                       $     170,417    $     166,282     $     157,459
Net income after dividends on preferred stock                               55,105           54,010            52,723
Cash dividends on common stock                                             (51,700)         (49,400)          (43,900)
Preferred stock transactions  and other, net                                   (82)            (475)                -
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 11)                                   $     173,740    $     170,417     $     166,282
======================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1998, 1997, and 1996

======================================================================================================================
                                                                              1998             1997              1996
----------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)

Balance at Beginning of Period                                       $     179,389    $     179,389     $     179,362
Contributions to capital by parent company                                      85                -                27
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                             $     179,474    $     179,389     $     179,389
======================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 1998 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Communications Services (Southern LINC), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and Southern Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and to the subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Energy Solutions develops new business opportunities related to energy products and services.

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

                                             1998         1997
                                       -------------------------
                                          (in thousands)
Deferred income taxes                    $ 22,697     $ 21,906
Vacation pay                                4,717        5,030
Workforce reduction plan of
  1997                                     12,748       18,236
Premium on reacquired debt                  9,304        9,508
Deferred environmental costs                1,500        1,583
Property damage reserve                      (910)     (13,991)
Deferred income tax credits               (37,277)     (38,203)
Other, net                                 (2,538)      (2,982)
----------------------------------------------------------------
Total                                    $ 10,241     $  1,087
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

Revenues

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Mississippi, and to wholesale customers in the southeast.

Mississippi Power Company 1998 Annual Report


Revenues, less affiliated transactions, by type of service were as follows:

                                  1998         1997         1996
                           --------------------------------------
                                       (in thousands)
Retail                        $442,567     $417,242     $414,126
Wholesale                      121,225      105,141       99,596
Other                           13,054       11,062        8,477
-----------------------------------------------------------------
Total                         $576,846     $533,445     $522,199
-----------------------------------------------------------------

Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs and certain other costs. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental costs. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.3 percent in 1998, 1997, and 1996. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of facilities.

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

Financial Instruments

The Company's financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying          Fair
                                         Amount         Value
                                   ---------------------------
                                          (in millions)
Long-term debt
 At December 31, 1998                      $343          $348
 At December 31, 1997                      $327          $330
Capital trust preferred
securities:
 At December 31, 1998                       $35           $36
 At December 31, 1997                        35            36
--------------------------------------------------------------

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

Mississippi Power Company 1998 Annual Report


Provision for Property Damage

Mississippi Power is self-insured for the cost of storm, fire and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company provided for such costs by charges to income of $1.5 million in each of the years 1998, 1997 and 1996. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. Effective January 1995, regulatory treatment by the MPSC allowed a maximum accumulated provision of $18 million.

    Hurricane Georges struck Mississippi's service area on September 28, 1998, causing power outages and widespread flooding in certain counties. Current estimates place the cost of repairing Mississippi's damaged facilities at approximately $16.4 million, of which $1.5 million is expected to be recovered from insurance. Substantially all of the cost ($13.9 million) was charged to the property damage reserve; income will not be significantly affected by these restoration costs. As of December 31, 1998, the accumulated provision amounted to $0.9 million.

2.  RETIREMENT BENEFITS

Mississippi Power has a defined benefit, trusteed, pension plan that covers substantially all regular employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the MPSC. In 1998, the Company adopted FASB Statement No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits The measurement date is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                              Projected
                                         Benefit Obligations
                                     ----------------------------
                                             1998           1997
-----------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year             $132,131       $127,834
Service cost                                3,848          4,015
Interest cost                               9,613          9,407
Benefits paid                              (7,845)        (5,384)
Actuarial (gain) loss and
    employee transfers                      5,060         (3,571)
Effect of workforce reduction                   -           (170)
-----------------------------------------------------------------
Balance at end of year                   $142,807       $132,131
=================================================================

                                             Plan Assets
                                     ----------------------------
                                             1998           1997
-----------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year              $207,457      $179,658
Actual return on plan assets                 1,252        33,718
Benefits paid                               (7,845)       (5,385)
Employee transfers                          (2,764)         (534)
-----------------------------------------------------------------
Balance at end of year                    $198,100      $207,457
=================================================================

    The accrued pension costs recognized in the Balance Sheets were as follows:

                                               1998            1997
--------------------------------------------------------------------
                                                (in thousands)
Funded status                               $ 55,293       $ 75,326
Unrecognized transition obligation            (4,359)        (4,903)
Unrecognized prior service cost                5,405          5,818
Unrecognized net gain                        (56,590)       (78,936)
--------------------------------------------------------------------
Accrued liability recognized in the
    Balance Sheets                          $   (251)      $  2,695
====================================================================

Mississippi Power Company 1998 Annual Report


    Components of the plans' net periodic cost were as follows:

                                       1998       1997        1996
------------------------------------------------------------------
                                          (in thousands)
Service cost                       $  3,848   $  4,015    $  3,842
Interest cost                         9,613      9,407       9,310
Expected return on
    Plan assets                     (13,817)   (12,805)    (12,562)
Recognized net gain                  (1,956)    (1,729)     (1,202)
Net amortization                       (131)      (119)       (232)
-------------------------------------------------------------------
Net pension income                 $ (2,443)  $ (1,231)   $   (844)
===================================================================

    The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefits were:

                                               1998       1997
 ---------------------------------------------------------------
 Discount                                      6.75%      7.50%
 Annual salary increase                        4.25       5.00
 Long-term return on plan assets               8.50       8.50
 ---------------------------------------------------------------

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                              Projected
                                         Benefit Obligations
                                     ----------------------------
                                             1998           1997
-----------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year              $43,417        $41,108
Service cost                                  806            867
Interest cost                               3,162          2,922
Benefits paid                              (2,302)        (1,495)
Actuarial loss and
    employee transfers                      2,177          2,824
Effect of work force reduction                  -         (2,809)
-----------------------------------------------------------------
Balance at end of year                    $47,260        $43,417
=================================================================

                                             Plan Assets
                                     ----------------------------
                                             1998           1997
-----------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year              $12,189        $10,210
Actual return on plan assets                  176          1,661
Employer contributions                      2,716          1,813
Benefits paid                              (2,302)        (1,495)
-----------------------------------------------------------------
Balance at end of year                    $12,779        $12,189
=================================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                                   1998         1997
--------------------------------------------------------------------
                                                (in thousands)
Funded status                                  $(34,481)    $(31,228)
Unrecognized transition obligation                4,967        5,313
Unrecognized net loss (gain)                      1,010       (1,980)
Fourth quarter contributions                        577          728
--------------------------------------------------------------------
Accrued liability recognized in the
    Balance Sheets                             $(27,927)    $(27,167)
======================================================================

    Components of the plans' net periodic cost were as follows:

                                      1998        1997       1996
------------------------------------------------------------------
                                          (in thousands)
Service cost                        $  806      $  867     $  958
Interest cost                        3,162       2,922      2,830
Expected return on
    plan assets                       (989)       (815)      (696)
Recognized net (gain) loss               -          (7)        18
Net amortization                       346         362        362
------------------------------------------------------------------
Net postretirement cost             $3,325      $3,329     $3,472
==================================================================

Mississippi Power Company 1998 Annual Report


    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows:

                                      1 Percent      1 Percent
                                       Increase      Decrease
-------------------------------------------------- --------------
                                           (in thousands)
Benefit obligation                       $3,128       $(2,652)
Service and interest costs                  281          (236)
-----------------------------------------------------------------

Workforce Reduction Programs

    In 1997, approximately one hundred employees of Mississippi Power accepted the terms of a workforce reduction plan. The total cost to be incurred in connection with this voluntary plan is expected to be $18.2 million, including a $2.5 million pension and postretirement benefits curtailment loss. The MPSC approved the deferral and amortization of these program costs over a period not to exceed 60 months beginning no later than July 1998. The unamortized balance of this program was $12.7 million at December 31, 1998.

3.  LITIGATION AND REGULATORY MATTERS

Retail Rate Adjustment Plans

Mississippi Power's retail base rates are set under a Performance Evaluation Plan (PEP) approved by the MPSC in 1994. PEP was designed with the objective that the plan would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. PEP includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three indicators that emphasize price and service to the customer. PEP provides for semiannual evaluations of Mississippi's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP will remain in effect until the MPSC modifies or terminates the plan. In September 1996, the MPSC under PEP approved a retail revenue increase of $4.5 million (1.06 percent of annual retail revenue) which became effective in October 1996. There were no PEP retail revenue changes for 1998 or 1997.

FERC Reviews Equity Returns

    On September 21, 1998, the FERC entered separate orders affirming the outcome of its administrative law judge's opinions in two proceedings in which the return on common equity component contained in substantially all of the operating companies' wholesale formula rate contracts was being challenged as unnecessarily high. These orders resulted in no change in the wholesale contracts. The FERC also dismissed a complaint filed by the three customers under long-term power sales agreements seeking to lower the equity return component in such agreements. These customers have filed applications for rehearing regarding each FERC order. In response to a requirement of the September 1998 FERC orders, Southern Company filed a new equity return component on the long-term power sales contracts, to be effective January 5, 1999. The proposed equity return was lowered from 13.75 percent to 12.5 percent. The FERC placed the new rates into effect subject to refund. Also this filing was consolidated with the new proceeding discussed below.

    On December 28, 1998, the FERC staff filed a motion asking the FERC to initiate a new proceeding regarding the equity return and other issues involving the operating companies' formula rate contracts. The motion was submitted pursuant to review procedures applicable to these contracts, and would be applicable to billings under such contracts on and after January 1, 1999.

Environmental Compliance Overview Plan

The MPSC approved Mississippi Power's Environmental Compliance Overview Plan
(ECO) in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. In 1997, the Company's filing with the MPSC under the ECO Plan resulted in an annual retail rate increase of $0.9 million. The 1998 ECO filing resulted in a small decrease in customer prices.


                                     11-177

Mississippi Power Company 1998 Annual Report


    Mississippi Power conducts studies, when possible, to determine the extent of any required environmental remediation. Should such remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership is being investigated for potential remediation. In recognition of probable remediation, the Company in 1995 recorded a liability and a deferred debit (regulatory asset) of $1.8 million, including feasibility study costs. The Company recognizes such costs as they are incurred and recovers them under the ECO Plan as provided in the Company's 1995 ECO order. As of December 31, 1998, the balance in the liability and regulatory asset accounts was $1.5 million. The remedial investigation has been approved by the Mississippi Department of Environmental Quality. The site is scheduled to be remediated in 1999. The Company currently estimates the remediation costs to be approximately $1.5 million before recovery from potentially responsible parties.

Approval for New Capacity

In January of 1998, the Company was granted a Certificate of Public
Convenience and Necessity by the MPSC to build approximately 1,000 megawatts of combined cycle generation at the Company's Plant Daniel site, to be placed in service by June 2001. In December 1998, the Company requested approval to transfer the ownership rights under the certificate to Escatawpa Funding, Limited Partnership, which will lease the facility to the Company (see Note 4, Construction Program). The Company also requested approval from the MPSC to exclude the costs of the new facility from retail rate base and to assign the Company's existing generating capacity to its retail business, beginning in 2001. In January 1999, the Company and Mississippi Public Utility Staff entered a stipulation covering the details of cost allocation and ratemaking to effect this change. In February 1999, the Commission held hearings on this matter and subsequently granted the Company's request, as modified by the stipulation.

4.  CONSTRUCTION PROGRAM

Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total $67 million in 1999, $52 million in 2000, and $45 million in 2001.

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

    In February 1999, the Company signed an interim construction agency agreement with Escatawpa Funding ("Escatawpa"), a limited partnership, that calls for the Company to design and construct, as agent for Escatawpa, a 1064 megawatt natural gas combined cycle facility. On or before April 30, 1999, Escatawpa and the Company anticipate entering into an Agreement for Lease (which will supersede the interim construction agency agreement), and a Lease Agreement. It is anticipated that the total project will cost approximately $406 million. Upon project completion, the Company will lease the facility from Escatawpa. If the anticipated lease arrangement is not reached, the Company will either exercise its purchase option or Escatawpa will sell the facility to a third party.

5.  FINANCING AND COMMITMENTS

Financing

Mississippi Power's construction program is expected to be financed from internal and other sources, such as the issuance of additional long-term debt and preferred securities and the receipt of capital contributions from Southern Company.

    The amounts of first mortgage bonds and preferred stock that can be issued in the future will be contingent upon market conditions, adequate earnings levels, regulatory authorizations and other factors.

    At December 31, 1998, Mississippi Power had total committed credit agreements with banks for $96.3 million. At year-end 1998, the unused portion of these committed credit agreements was $76.3 million. These credit agreements expire at various dates in 1999 and in 2000. Some of these agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first


                                       11-178

Mississippi Power Company 1998 Annual Report


calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. At December 31, 1998, the Company had $13 million of short-term borrowings outstanding.

Assets Subject to Lien

Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Lease Agreements

In 1984, Mississippi Power and Gulf States Utilities (now Entergy) entered into a forty-year transmission facilities agreement whereby Entergy began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 1998 use fees collected under this agreement, net of related expenses, amounted to $3.4 million each year, and are included within Other Income in the Statements of Income.

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

    Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases, charged to fuel inventory, was $2.8 million in 1998, $2.0 million in 1997, and $1.7 million in 1996. The Company's annual lease payments for 1999 through 2003 will average approximately $2.2 million and after 2003, lease payments total in aggregate approximately $16 million.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments.

    Total estimated obligations at December 31, 1998, were as follows:

    Year                                       Fuel
  --------                                --------------
                                           (in millions)
    1999                                       $111
    2000                                         80
----------------------------------------------------------
    Total commitments                          $191
----------------------------------------------------------

Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

     In 1996, Mississippi Power entered into agreements to purchase options for summer peaking power for the years 1997 through 2000. The Company has purchased options from power marketers for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 250 megawatts in 1999; and 400 megawatts in 2000. In 1997and 1998, Mississippi Power exercised its option to purchase 250 megawatts and 300 megawatts of peaking capacity respectively. In June 1997, the MPSC approved Mississippi Power's request that it be allowed to earn a return on the capacity portion of this agreement. Mississippi Power expects to exercise its option to purchase 250 megawatts of summer peaking capacity in 1999.

                                       11-179

Mississippi Power Company 1998 Annual Report


6.  JOINT OWNERSHIP AGREEMENTS

Mississippi Power and Alabama Power own as tenants in common Units 1 and 2 at Greene County Electric Generating Plant located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant located in Mississippi.

     At December 31, 1998, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:


                                            Company's
 Generating         Total      Percent        Gross         Accumulated
    Plant          Capacity   Ownership     Investment      Depreciation
-------------     ---------   ---------    ------------     ------------
                (Megawatts)                 (in thousands)
 Greene
   County
  Units 1 and  2      500       40%         $ 60,868           $27,767

 Daniel             1,000       50%          219,082            99,006
 --------------------------------------------------------------------------

    Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

7.  LONG-TERM POWER SALES AGREEMENTS

Mississippi Power and the other operating affiliates of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues have been $10,389 in 1998; $8,000 in 1997; and none in 1996.

8.  INCOME TAXES

At December 31, 1998, the tax-related regulatory assets and liabilities were $23 million and $37 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are shown below:

                                     1998        1997       1996
                                ----------------------------------
                                           (in thousands)
 Total provision for
    income taxes
 Federal --
    Currently payable             $20,500     $27,651    $29,888
    Deferred  --current year        7,007       8,171     13,816
              --reversal of
               prior years          2,435      (9,236)   (14,913)
 -----------------------------------------------------------------
                                   29,942      26,586     28,791
 -----------------------------------------------------------------
 State --
    Currently payable               2,544       5,537      3,588
    Deferred  --current year        1,568       1,756      4,727
              --reversal of
               prior years            610      (2,499)    (3,556)
 -----------------------------------------------------------------
                                    4,722       4,794      4,759
 -----------------------------------------------------------------
 Total                             34,664      31,380     33,550
 Less income taxes charged
    to other income                   165        (588)       932
 -----------------------------------------------------------------
 Federal and state
    income taxes charged
    to operations                 $34,499     $31,968    $32,618
 =================================================================



                                       11-180

Mississippi Power Company 1998 Annual Report


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                        1998             1997
                                   ----------------------------
                                           (in thousands)
 Deferred tax liabilities:
    Accelerated depreciation        $153,768         $149,941
    Basis differences                  9,642           10,037
    Other                             26,038           25,097
 ---------------------------------------------------------------
 Total                               189,448          185,075
 ---------------------------------------------------------------
 Deferred tax assets:
    Other property
     basis differences                22,391           23,139
    Pension and
     other benefits                    9,441            9,803
    Property insurance                 1,526            5,351
    Unbilled fuel                      2,080              802
    Other                             14,406           19,714
 ---------------------------------------------------------------
 Total                                49,844           58,809
 ---------------------------------------------------------------
 Net deferred tax
    liabilities                      139,604          126,266
 Portion included in
    current assets, net                4,248            8,379
 ---------------------------------------------------------------
 Accumulated deferred
    income taxes in the
    Balance Sheets                  $143,852         $134,645
 ===============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.2 million in 1998, $1.2 million in 1997, and $1.4 million in 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1998     1997           1996
                                 ----------------------------------
 Federal statutory rate               35.00%   35.00%         35.00%
 State income tax, net of
    federal deduction                  3.34     3.51           3.39
 Non-deductible book
    depreciation                        .47      .47            .46
 Other                                (1.04)   (3.60)         (2.05)
 ------------------------------------------------------------------
 Effective income tax rate            37.77%   35.38%        36.80%
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

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by Mississippi Power Capital Trust for the obligation with respect to the preferred securities.

    The Trust is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

10. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                               1998        1997
                                             -------------------
                                                (in thousands)
 Bond improvement fund requirement           $ 1,000     $1,750
 Less:  Portion to be satisfied by
       certifying property additions           1,000      1,750
 ---------------------------------------------------------------
 Cash sinking fund requirement                     -          -
 Redemptions of first mortgage bonds               -     35,000
 Current portion of other long-term debt      50,000
 Pollution control bond cash
    sinking fund requirements                     20         20
 ---------------------------------------------------------------
 Total                                       $50,020    $35,020
 ===============================================================

NOTES (continued()
Mississippi Power Company 1998 Annual Report

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

11. COMMON STOCK DIVIDEND RESTRICTIONS

Mississippi Power's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 1998, approximately $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 are as follows:

                                                         Net Income
                                                    After Dividends
                         Operating     Operating       On Preferred
Quarter Ended             Revenues        Income              Stock
--------------------------------------------------------------------
                                     (in thousands)
March 1998                $122,156       $15,367             $8,388
June 1998                  156,612        20,123             13,713
September 1998             191,699        34,167             28,309
December 1998              124,664        10,715              4,696

March 1997                $116,903       $17,132            $10,645
June 1997                  128,915        19,340             12,618
September 1997             171,874        30,441             25,163
December 1997              125,896        11,043              5,584
--------------------------------------------------------------------

    Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1998 Annual Report

===========================================================================================================================
                                                                                     1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                                $595,131       $543,588        $544,029
Net Income after Dividends
     on Preferred Stock (in thousands)                                            $55,105        $54,010         $52,723
Cash Dividends on Common Stock (in thousands)                                     $51,700        $49,400         $43,900
Return on Average Common Equity (percent)                                            14.2           14.0            13.9
Total Assets (in thousands)                                                    $1,189,605     $1,166,829      $1,142,327
Gross Property Additions (in thousands)                                           $68,231        $55,375         $61,314
---------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                              $391,231       $387,824        $383,734
Preferred stock                                                                    31,809         31,896          74,414
Preferred stock subject to mandatory redemption                                         -              -               -
Company obligated mandatorily redeemable preferred securities                      35,000         35,000               -
Long-term debt                                                                    292,744        291,665         326,379
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                    $750,784       $746,385        $784,527
===========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                  52.1           52.0            48.9
Preferred stock                                                                       4.2            4.3             9.5
Company obligated mandatorily redeemable preferred securities                         4.7            4.7               -
Long-term debt                                                                       39.0           39.0            41.6
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       100.0          100.0           100.0
===========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  -              -               -
Retired                                                                            75,000              -          45,447
Preferred Stock (in thousands):
Issued                                                                                  -              -               -
Retired                                                                                87         42,518               -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                                  -         35,000               -
---------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          Aa3            Aa3             Aa3
     Standard and Poor's                                                              AA-            AA-              A+
     Duff & Phelps                                                                    AA-            AA-             AA-
Preferred Stock -
     Moody's                                                                           a1             a1              a1
     Standard and Poor's                                                                A              A               A
     Duff & Phelps                                                                     A+             A+              A+
---------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                       156,530        156,650         154,630
Commercial                                                                         31,319         31,667          30,366
Industrial                                                                            587            642             639
Other                                                                                 200            200             200
----------------------------------------------------------------------------------------------------------------------------
Total                                                                             188,636        189,159         185,835
===========================================================================================================================
Employees (year-end)                                                                1,230          1,245           1,363
---------------------------------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1998 Annual Report

==============================================================================================================================
                                                                          1995           1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                     $516,553       $499,162        $474,883        $434,447
Net Income after Dividends
     on Preferred Stock (in thousands)                                 $52,531        $49,157         $42,436         $36,790
Cash Dividends on Common Stock (in thousands)                          $39,400        $34,100         $29,000         $28,000
Return on Average Common Equity (percent)                                14.26          14.38           14.09           13.27
Total Assets (in thousands)                                         $1,148,953     $1,123,711      $1,050,334        $791,283
Gross Property Additions (in thousands)                                $67,570       $104,014        $139,976         $68,189
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                   $374,884       $361,753        $321,768        $280,640
Preferred stock                                                         74,414         74,414          74,414          74,414
Preferred stock subject to mandatory redemption                              -              -               -               -
Company obligated mandatorily redeemable preferred securities                -              -               -               -
Long-term debt                                                         288,820        306,522         250,391         238,650
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         $738,118       $742,689        $646,573        $593,704
==============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                       50.8           48.7            49.8            47.3
Preferred stock                                                           10.1           10.0            11.5            12.5
Company obligated mandatorily redeemable preferred securities                -              -               -               -
Long-term debt                                                            39.1           41.3            38.7            40.2
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0          100.0           100.0           100.0
==============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  30,000         35,000          70,000          40,000
Retired                                                                  1,625         32,628          51,300         104,703
Preferred Stock (in thousands):
Issued                                                                       -              -          23,404          35,000
Retired                                                                      -              -          23,404               -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                       -              -               -               -
------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                               Aa3            Aa3              A1              A1
     Standard and Poor's                                                    A+             A+              A+              A+
     Duff & Phelps                                                         AA-             A+              A+              A+
Preferred Stock -
     Moody's                                                                a1             a1              a1              a1
     Standard and Poor's                                                     A              A               A               A
     Duff & Phelps                                                          A+              A               A               A
------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                            154,014        152,891         151,692         150,248
Commercial                                                              29,903         29,276          28,648          28,056
Industrial                                                                 642            650             570             573
Other                                                                      194            189             190             189
------------------------------------------------------------------------------------------------------------------------------
Total                                                                  184,753        183,006         181,100         179,066
==============================================================================================================================
Employees (year-end)                                                     1,421          1,535           1,586           1,619
------------------------------------------------------------------------------------------------------------------------------



                                       11-184A

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1998 Annual Report
============================================================================================================================-
                                                                         1991           1990            1989            1988
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                    $432,386       $446,871        $442,650        $437,939
Net Income after Dividends
     on Preferred Stock (in thousands)                                $22,627        $34,176         $38,576         $36,081
Cash Dividends on Common Stock (in thousands)                         $28,500        $27,500         $27,000         $27,600
Return on Average Common Equity (percent)                                8.17          12.36           14.43           14.03
Total Assets (in thousands)                                          $790,641       $800,026        $786,570        $779,319
Gross Property Additions (in thousands)                               $53,675        $49,009         $43,916         $54,550
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                  $273,855       $279,833        $273,157        $261,473
Preferred stock                                                        39,414         39,414          39,414          39,414
Preferred stock subject to mandatory redemption                             -          3,750           4,500           5,250
Company obligated mandatorily redeemable preferred securities               -              -               -               -
Long-term debt                                                        304,150        270,724         277,693         287,525
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                        $617,419       $593,721        $594,764        $593,662
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      44.4           47.1            45.9            44.1
Preferred stock                                                           6.4            7.3             7.4             7.5
Company obligated mandatorily redeemable preferred securities               -              -               -               -
Long-term debt                                                           49.2           45.6            46.7            48.4
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0          100.0           100.0           100.0
=============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                 50,000              -               -               -
Retired                                                                     -          4,000           3,823               -
Preferred Stock (in thousands):
Issued                                                                      -              -               -               -
Retired                                                                 4,118            750             750           1,500
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                      -              -               -               -
-----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                               A1             A1              A1              A1
     Standard and Poor's                                                   A+             A+              A+              A+
     Duff & Phelps                                                         A+             A+              A+               5
Preferred Stock -
     Moody's                                                               a1             a1              a1              a1
     Standard and Poor's                                                    A              A               A               A
     Duff & Phelps                                                          A              A               A               6
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                           148,978        147,738         147,308         146,750
Commercial                                                             27,441         27,134          26,867          26,751
Industrial                                                                562            574             525             478
Other                                                                     400            411             404             399
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                 177,381        175,857         175,104         174,378
=============================================================================================================================
Employees (year-end)                                                    1,630          1,842           1,750           1,831
-----------------------------------------------------------------------------------------------------------------------------

                                       11-184B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1998 Annual Report

-------------------------------------------------------------------------------------------------------------------------
                                                                                     1998           1997            1996
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                      $157,642       $138,608        $137,055
Commercial                                                                        145,677        134,208         131,734
Industrial                                                                        135,039        140,233         141,324
Other                                                                               4,209          4,193           4,013
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                      442,567        417,242         414,126
Sales for resale - non-affiliates                                                 121,225        105,141          99,596
Sales for resale - affiliates                                                      18,285         10,143          21,830
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                          582,077        532,526         535,552
Other revenues                                                                     13,054         11,062           8,477
---------------------------------------------------------------------------------------------------------  --------------
Total                                                                            $595,131       $543,588        $544,029
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                     2,248,915      2,039,042       2,079,611
Commercial                                                                      2,623,276      2,407,520       2,315,860
Industrial                                                                      3,729,166      3,981,875       3,960,243
Other                                                                              39,772         40,508          39,297
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                    8,641,129      8,468,945       8,395,011
Sales for resale - non-affiliates                                               3,157,837      2,895,182       2,726,993
Sales for resale - affiliates                                                     552,142        478,884         693,510
-------------------------------------------------------------------------------------------------------------------------
Total                                                                          12,351,108     11,843,011      11,815,514
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                          7.01           6.80            6.59
Commercial                                                                           5.55           5.57            5.69
Industrial                                                                           3.62           3.52            3.57
Total retail                                                                         5.12           4.93            4.93
Total sales                                                                          4.71           4.50            4.53
Residential Average Annual Kilowatt-Hour Use Per Customer                          14,375         13,132          13,469
Residential Average Annual Revenue Per Customer                                 $1,007.68        $892.68         $887.66
Plant Nameplate Capacity Ratings (year-end) (megawatts)                             2,086          2,086           2,086
Maximum Peak-Hour Demand (megawatts):
Winter                                                                              1,740          1,922           2,030
Summer                                                                              2,339          2,209           2,117
Annual Load Factor (percent)                                                         58.0           59.1            60.7
Plant Availability - Fossil-Steam (percent)                                          90.0           92.4            91.8
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                 66.0           70.0            70.4
Oil and gas                                                                          15.0           13.0            12.0
Purchased power -
     From non-affiliates                                                              8.0            3.0             6.5
     From affiliates                                                                 11.0           14.0            11.1
-------------------------------------------------------------------------------------------------------------------------
Total                                                                               100.0          100.0           100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                10,261         10,078          10,038
Cost of fuel per million BTU (cents)                                               157.93         153.32          156.08
Average cost of fuel per net kilowatt-hour generated (cents)                         1.62           1.54            1.57
-------------------------------------------------------------------------------------------------------------------------



                                       11-185

SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1998 Annual Report

===========================================================================================================================
                                                                       1995           1994            1993            1992
---------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                        $134,286       $124,257        $118,793        $109,781
Commercial                                                          131,034        124,716         115,152         107,131
Industrial                                                          140,947        142,268         130,198         117,010
Other                                                                 3,914          3,882           3,760           3,533
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                        410,181        395,123         367,903         337,455
Sales for resale - non-affiliates                                    91,820         88,122          83,511          80,213
Sales for resale - affiliates                                         7,691          9,538          15,519          10,055
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            509,692        492,783         466,933         427,723
Other revenues                                                        6,861          6,379           7,950           6,724
---------------------------------------------------------------------------------------------------------------------------
Total                                                              $516,553       $499,162        $474,883        $434,447
===========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                       2,040,608      1,922,217       1,929,835       1,804,858
Commercial                                                        2,242,163      2,100,625       1,933,685       1,811,042
Industrial                                                        3,813,456      3,847,011       3,623,543       3,536,634
Other                                                                38,559         38,147          38,357          38,261
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                      8,134,786      7,908,000       7,525,420       7,190,795
Sales for resale - non-affiliates                                 2,493,519      2,555,914       2,544,982       2,687,917
Sales for resale - affiliates                                       243,554        174,342         426,919         280,443
---------------------------------------------------------------------------------------------------------------------------
Total                                                             0,871,859     10,638,256      10,497,321      10,159,155
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                            6.58           6.46            6.16            6.08
Commercial                                                             5.84           5.94            5.96            5.92
Industrial                                                             3.70           3.70            3.59            3.31
Total retail                                                           5.04           5.00            4.89            4.69
Total sales                                                            4.69           4.63            4.45            4.21
Residential Average Annual Kilowatt-Hour Use Per Customer            13,307         12,611          12,780          12,066
Residential Average Annual Revenue Per Customer                     $875.69        $815.21         $786.71         $733.90
Plant Nameplate Capacity Ratings (year-end) (megawatts)               2,086          2,086           2,011           2,011
Maximum Peak-Hour Demand (megawatts):
Winter                                                                1,637          1,636           1,401           1,386
Summer                                                                2,095          1,874           1,872           1,755
Annual Load Factor (percent)                                           60.0           63.4            60.0            60.8
Plant Availability - Fossil-Steam (percent)                            92.1           85.4            88.0            92.0
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                   58.0           56.0            63.5            60.4
Oil and gas                                                            15.2           10.2             7.6             5.8
Purchased power -
     From non-affiliates                                                2.4            1.2             1.3             1.2
     From affiliates                                                   24.4           32.6            27.6            32.6
---------------------------------------------------------------------------------------------------------------------------
Total                                                                 100.0          100.0           100.0           100.0
===========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                  10,249         10,295          10,075           9,888
Cost of fuel per million BTU (cents)                                 160.48         165.96          170.13          162.27
Average cost of fuel per net kilowatt-hour generated (cents)           1.64           1.71            1.71            1.60
---------------------------------------------------------------------------------------------------------------------------

                                       II-186A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1998 Annual Report

===========================================================================================================================
                                                                       1991           1990            1989            1988
---------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                        $103,820       $102,243        $100,068         $96,711
Commercial                                                          103,666        103,352         103,403          98,772
Industrial                                                          116,972        123,754         128,983         123,038
Other                                                                 5,869          6,078           5,992           5,874
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                        330,327        335,427         338,446         324,395
Sales for resale - non-affiliates                                    78,826         86,194          82,111          75,525
Sales for resale - affiliates                                        18,044         20,157          16,938          33,747
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            427,197        441,778         437,495         433,667
Other revenues                                                        5,189          5,093           5,155           4,272
---------------------------------------------------------------------------------------------------------------------------
Total                                                              $432,386       $446,871        $442,650        $437,939
===========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                       1,832,266      1,804,838       1,741,855       1,686,722
Commercial                                                        1,768,441      1,718,074       1,686,302       1,607,988
Industrial                                                        3,297,247      3,311,460       3,204,208       2,879,457
Other                                                                89,375         85,938          87,611          86,049
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                      6,987,329      6,920,310       6,719,976       6,260,216
Sales for resale - non-affiliates                                 2,706,320      2,883,581       2,798,086       2,280,341
Sales for resale - affiliates                                       617,696        714,365         527,970       1,100,808
---------------------------------------------------------------------------------------------------------------------------
Total                                                             0,311,345     10,518,256      10,046,032       9,641,365
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                            5.67           5.66            5.74            5.73
Commercial                                                             5.86           6.02            6.13            6.14
Industrial                                                             3.55           3.74            4.03            4.27
Total retail                                                           4.73           4.85            5.04            5.18
Total sales                                                            4.14           4.20            4.35            4.50
Residential Average Annual Kilowatt-Hour Use Per Customer            12,338         12,228          11,842          11,499
Residential Average Annual Revenue Per Customer                     $699.11        $692.70         $680.32         $659.30
Plant Nameplate Capacity Ratings (year-end) (megawatts)               2,011          1,998           1,998           1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                                1,267          1,201           1,556           1,284
Summer                                                                1,682          1,724           1,682           1,621
Annual Load Factor (percent)                                           61.5           59.0            58.8            57.6
Plant Availability - Fossil-Steam (percent)                            89.8           93.3            94.0            93.0
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                   64.1           62.6            63.4            86.3
Oil and gas                                                             8.1           14.0            13.5             4.8
Purchased power -
     From non-affiliates                                                0.7            0.8             0.5             0.4
     From affiliates                                                   27.1           22.6            22.6             8.5
---------------------------------------------------------------------------------------------------------------------------
Total                                                                 100.0          100.0           100.0           100.0
===========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                  10,142         10,319          10,159          10,220
Cost of fuel per million BTU (cents)                                 177.52         183.27          178.38          185.13
Average cost of fuel per net kilowatt-hour generated (cents)           1.80           1.89            1.81            1.89
---------------------------------------------------------------------------------------------------------------------------



                                       II-186B
<



                      SAVANNAH ELECTRIC AND POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1998 Annual Report

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

/s/ G. Edison Holland, Jr.
G. Edison Holland, Jr.
President
and Chief Executive Officer


/s/ K. R. Willis
K. R. Willis
Vice-President
Treasurer, Chief Financial Officer
and Assistant Secretary

February 10, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1998 and 1997, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages 11-198 through II-210) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






/s/ Arthur Andersen LLP
Arthur Andersen LLP


Atlanta, Georgia
February 10, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Savannah Electric and Power Company 1998 Annual Report


RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1998 totaled $23.6 million, representing a $0.2 million decrease from the prior year. This 0.9 percent decline in earnings from 1997 is principally the result of a decrease in other income, net.

     In 1997, earnings were $23.8 million, representing a $0.1 million, or 0.4 percent decrease from the prior year. This was principally the result of an increase in other operation expense, partially offset by an increase in other income, net.

Revenues

Total revenues for 1998 were $254.5 million, reflecting a 12.5 percent increase compared to 1997. The following table summarizes the factors affecting operating revenues for the 1996-1998 period:
                                          Increase (Decrease)
                                            From Prior Year
                               --------------------------------------
                                    1998         1997        1996
                               --------------------------------------
 Retail --                                 (in thousands)
    Sales growth                 $  (479)    $  7,664    $  3,679
    Weather                        8,336       (6,186)     (2,813)
    Fuel cost recovery
      and other                   15,012      (10,002)     12,365
 --------------------------------------------------------------------
 Total retail                     22,869       (8,524)     13,231
 --------------------------------------------------------------------
 Sales for resale--
    Non-affiliates                 1,081        1,469         147
    Affiliates                       964       (1,078)     (4,070)
 --------------------------------------------------------------------
 Total sales for resale            2,045          391      (3,923)
 --------------------------------------------------------------------
 Other operating revenues          3,264          336        (963)
 --------------------------------------------------------------------
 Total operating revenues        $28,178     $ (7,797)   $  8,345
 ====================================================================
 Percent change                     12.5%        (3.3)%       3.7%
 --------------------------------------------------------------------

     Retail revenues increased 10.4 percent in 1998, compared to a decline of
3.7 percent in 1997. The increase in 1998 retail revenues is primarily attributable to the unusually hot summer weather, which led to the increases in the residential and commercial classes. The base rate decrease to the small business customer class, ordered by the Georgia Public Service Commission (GPSC) effective July 1998, more than offset the sales growth in all classes. See Note 3 to the financial statements for additional information. The number of customers was also up in both the residential and commercial categories.

    The decline in 1997 retail revenues was attributable to the mild summer weather and a decrease in fuel cost recovery revenues, somewhat offset by customer growth and increased industrial energy sales. Industrial energy sales were higher primarily due to an increase in the demand of a major customer.

    Under the Company's fuel cost recovery provisions, fuel revenues--including the fuel component of purchased energy--generally equal fuel expense and have no effect on earnings.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Capacity revenues remained unchanged in 1998. The capacity and energy components were as follows:

                         1998            1997         1996
                     --------------------------------------
                                (in thousands)
Capacity                 $  2            $  2       $    2
Energy                    401             746        1,329
-----------------------------------------------------------
Total                    $403            $748       $1,331
===========================================================

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales do not have a significant impact on earnings.

Energy Sales

Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour (KWH) sales for 1998 and the percent change by year were as follows:

                            KWH                Percent Change
                        ------------    -----------------------------
                           1998          1998       1997      1996
                        ------------    -----------------------------
                        (in millions)
Residential                   1,540        7.8%     (1.9)%     3.9%
Commercial                    1,236        6.9       1.3       3.8
Industrial                      900        2.1       5.1      (5.5)
Other                           131        5.3      (1.4)      0.1
                        ------------
Total retail                  3,807        6.0       0.8       1.4
Sales for resale--
  Non-affiliates                 53      (43.5)      2.9       4.4
  Affiliates                     59        7.2      30.4     (34.4)
                        ------------
Total                         3,919        4.8%      1.2%      0.8%
=====================================================================

Savannah Electric and Power Company 1998 Annual Report

   Total retail energy sales were up 6.0% in 1998, the strongest showing since 1995. Both residential and commercial energy sales reflected the impact of the hotter-than-normal weather. Industrial energy sales reflected high demand from one industrial customer.

Expenses

Total operating expenses for 1998 were $216.6 million, reflecting a $27.6 million increase from 1997. Major components of this increase include a $17.5 million increase in fuel, a $7.1 million increase in purchased power from non-affiliates, and a $5.5 million increase in maintenance expense. These increases were partially offset by a decrease of $6.4 million in purchased power from affiliates. The increase in fuel expense was primarily attributable to higher demand for energy. The increase in purchased power from non-affiliates primarily resulted from increased power marketing activities. Maintenance expenses were higher primarily due to scheduled turbine dismantle inspection costs. The decline in purchased power from affiliates was due primarily to an increase in internal generation reflecting system load growth.

     In 1997, total operating expenses were $189.1 million, reflecting a $6.1 million decrease from 1996. This decrease includes a $16.5 million reduction in purchased power from affiliates, partially offset by increases of $6.4 million in fuel and $3.7 million in other operation expenses. The decrease in purchased power from affiliates was due to an increase in internal generation and to an adjustment in affiliated billings. The increase in fuel expense was primarily attributable to higher generation and to fuel mix. The increase in other operation expense primarily resulted from a one-time charge for work force reductions of $1.9 million, and expenses associated with the implementation of a new computer software system.

     Fuel and purchased power costs constitute the single largest expense for the Company. The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed, and the availability of units.

     The amount and sources of energy supply and the total average cost of energy supply were as follows:

                                          1998     1997     1996
                                       --------------------------
Total energy supply
   (millions of KWHs)                    4,182    3,964    3,917
Sources of energy supply
   (percent) --
     Coal                                   42       34       28
     Oil                                     1        -        -
     Gas                                    12        5        3
     Purchased Power                        45       61       69
Total average cost of
   energy supply (cents)                  2.35     2.02     2.30
-----------------------------------------------------------------

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic life. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

                                       11-191

Savannah Electric and Power Company 1998 Annual Report

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     Savannah Electric currently operates as a vertically integrated utility providing electricity to customers within the traditional service area of southeastern Georgia. Prices for electricity provided by the Company to retail customers are set by the GPSC. Prices for electricity relating to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power are set by the Federal Energy Regulatory Commission (FERC).

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

     Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. In June 1998, the GPSC issued a four-year accounting order which settled its review of the Company's earnings. See Note 3 to the financial statements for additional information.

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


                                       11-192

Savannah Electric and Power Company 1998 Annual Report


Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1998, exposure from these activities was not material to the Company's financial statements. Also, based on the Company's overall interest rate exposure at December 31, 1998, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

New Accounting Standards

The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments -- including certain derivative instruments embedded in other contracts -- and for hedging activities. The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a new Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

     In April 1998, the AICPA issued a new Statement of Position, Reporting on the Cost of Start-up Activities. This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in January 1999, and it is not expected to have a material impact on the financial statements.

     In December 1998, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF requires that energy trading contracts must be marked to market through the income statement, with gains and losses reflected rather than revenues and purchased power. Energy trading contracts are defined as energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. The Company adopted the required accounting in January 1999, and it is not expected to have a material impact on the financial statements.

Year 2000

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the Year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

     The Company depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. The Company's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

The Company's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of Southern Company executives.



                                       11-193

Savannah Electric and Power Company 1998 Annual Report


     The Company's Year 2000 program was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

     Southern Company has completed more than 70 percent of the activities contained in its work plan. The percentage of completion and projected completion by function are as follows:

-------------------------------------------------------------------------
                                        Work Plan
                         ------------------------------------------------
                                               Remediation      Project
                      Inventory     Assessment   Testing       Completion
-------------------------------------------------------------------------
Generation               100%         100%         70%           6/99
-------------------------------------------------------------------------
Energy Management        100          100          90            6/99
-------------------------------------------------------------------------
Transmission and
     Distribution        100          100         100            1/99
-------------------------------------------------------------------------
Telecommunications       100          100          50            6/99
-------------------------------------------------------------------------
Corporate Applications   100          100          90            3/99
------------------------------------------------------------------------

Year 2000 Costs

Current projected total costs for Southern Company for Year 2000 readiness are approximately $91 million, which includes $6 million of cost billed to non-affiliated companies. These costs include labor necessary to identify, test, and remediate affected devices and systems. From its inception through December 31, 1998, the Year 2000 program costs for Southern Company, recognized as expense, amounted to $56 million. The Company's total estimated costs related to the project are approximately $1.2 million. Year 2000 costs of $0.5 million and $0.2 million were expensed in 1998 and 1997, respectively. The Company's estimated cost of completion is $0.5 million.

Year 2000 Risks

The Company is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The Company believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. The Company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the service territory to be isolated and short in duration.

     The Company expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its service territory. The Company has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. Following risk assessment, the Company is preparing contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999.

     The Company is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to the Company's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to the Company are being developed.

     There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their own Year 2000 issues.

Year 2000 Contingency Plans

Because of experience with hurricanes and other storms, the Company is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, the Company is drawing on that experience to make risk assessments and developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. The Company is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the service territory isolated and short in duration.

                                       11-194

Savannah Electric and Power Company 1998 Annual Report


FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition in 1998 was the addition of $18.1 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes and from financing activities. See Statements of Cash Flows for additional information.

Capital Structure

As of December 31, 1998, the Company's capital structure consisted of 46.4 percent common stock equity, 10.5 percent trust preferred securities, and 43.1 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 48 percent, preferred securities at 10 percent and debt at 42 percent.

     In March 1998, the Company issued $30 million of Series A 6 5/8% senior retail intermediate bonds maturing in 2015. The Company used these proceeds to redeem the remaining amount of its 8.30% first mortgage bonds due in 2022. Maturities and retirements of long-term debt were $30 million in 1998, $14 million in 1997, and $29 million in 1996.

     In November 1998, the Company redeemed all of its 1,400,000 shares of 6.64% Series Preferred Stock at a redemption price of $25 per share, plus accrued dividends through the date of redemption.

     In December 1998, Savannah Electric Capital Trust I, of which the Company owns all of the common securities, issued $40 million of 6.85% mandatorily redeemable preferred securities.


     The composite interest rates and dividend rates for the years 1996 through 1998 as of year-end were as follows:

                                     1998        1997       1996
                                  -------------------------------
Composite interest rates
   on long-term debt                  6.5%       6.9%       7.0%
Preferred stock dividend rate           -%       6.6%       6.6%
Trust preferred securities
   dividend rate                      6.9%         -%         -%
==================================================================

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $92 million ($29 million in 1999, $32 million in 2000, and $31 million in 2001). Actual construction costs may vary from this estimate because of factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. In early 1999, the Company will issue a Request for Proposal for bids to provide its capacity requirements for 2002. These bids will be compared to self-build options to identify the least cost supply option. The supply decision should be made by late summer. Construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $31.9 million will be needed by the end of 2001 for maturities of long-term debt and present sinking fund requirements.


                                       11-195

Savannah Electric and Power Company 1998 Annual Report


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

     For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as necessary to meet Phase II limits. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures for Southern Company of approximately $70 million, of which $16 million remains to be spent. Phase II compliance is not expected to have a material impact on Savannah Electric.

     A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. In September 1998, the EPA issued the final regional nitrogen oxide rules to the states for implementation. The states have one year to adopt and implement the rules. The final rules affect 22 states including Georgia. The EPA rules are being challenged in the courts by several states and industry groups. Implementation of the final state rules could require substantial further reductions in nitrogen oxide emissions from fossil-fired generating facilities and other industry in these states. Implementation of the standards could result in significant additional compliance costs and capital expenditures that cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: nitrogen oxide emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; control strategies to reduce regional haze; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

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


                                       11-196

Savannah Electric and Power Company 1998 Annual Report


Sources of Capital

At December 31, 1998, the Company had $6.0 million of cash and $40.5 million of unused short-term credit arrangements with banks to meet its short-term cash needs. Revolving credit arrangements of $20 million, which expire December 31, 2001, are also used to meet short-term cash needs and to provide additional interim funding for the Company's construction program. Of the revolving credit arrangements, $20 million remained unused at December 31, 1998.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulation, will be derived from sources similar to those used in the past. These sources were primarily from the issuances of first mortgage bonds, other long-term debt, and preferred stock, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities, to meet long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. In December 1998, the Company obtained stockholder approval to amend the corporate charter including the elimination of the restrictions on the amount of unsecured indebtedness allowed. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


Cautionary Statement Regarding Forward-Looking Information

Savannah Electric and Power Company's 1998 Annual Report contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies--including acquisitions or dispositions of assets or internal restructuring--that may be pursued by the Company; state and federal rate regulation; Year 2000 issues; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.


                                       11-197

STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997, and 1996
Savannah Electric and Power Company 1998 Annual Report



================================================================================================================================
                                                                                            1998           1997            1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Operating Revenues (Note 1):
Revenues                                                                            $    251,439    $   224,225     $   230,944
Revenues from affiliates                                                                   3,016          2,052           3,130
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                 254,455        226,277         234,074
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                                   53,021         35,563          29,139
   Purchased power from non-affiliates                                                     9,460          2,347           2,350
   Purchased power from affiliates                                                        35,687         42,107          58,591
   Other                                                                                  49,055         47,735          44,007
Maintenance                                                                               18,711         13,236          14,140
Depreciation and amortization (Notes 1 and 3)                                             22,032         20,152          19,113
Taxes other than income taxes                                                             12,342         11,494          11,675
Federal and state income taxes (Notes 1 and 6)                                            16,335         16,419          16,175
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                 216,643        189,053         195,190
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          37,812         37,224          38,884
Other Income (Expense):
Allowance for equity funds used during construction                                           83            239             317
Interest income                                                                              384            279             201
Other, net                                                                                (1,781)          (781)         (1,756)
Income taxes applicable to other income (Notes 1 and 6)                                    1,234          1,233           1,034
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            37,732         38,194          38,680
--------------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges:
Interest on long-term debt                                                                10,383         10,907          11,563
Allowance for debt funds used during construction                                           (133)          (164)           (333)
Interest on notes payable                                                                    278            172             229
Amortization of debt discount, premium, and expense, net                                     853            739             579
Distributions on preferred securities of subsidiary trust                                    167              -               -
Other interest charges                                                                       474            369             378
--------------------------------------------------------------------------------------------------------------------------------
Interest and other charges, net                                                           12,022         12,023          12,416
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                25,710         26,171          26,264
Dividends on Preferred Stock                                                               2,066          2,324           2,324
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $     23,644    $    23,847     $    23,940
================================================================================================================================


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1998, 1997, and 1996

================================================================================================================================
                                                                                            1998           1997            1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)

Balance at Beginning of Year                                                        $    112,720    $   109,373     $   105,033
Net income after dividends on preferred stock                                             23,644         23,847          23,940
Cash dividends on common stock                                                           (23,500)       (20,500)        (19,600)
Preferred stock transactions, net and other adjustments                                       90              -               -
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 9)                                                     $    112,954    $   112,720     $   109,373
================================================================================================================================
The accompanying notes are an integral part of these statements.




                                     11-198

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996
Savannah Electric and Power Company 1998 Annual Report

================================================================================================================================
                                                                                      1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Operating Activities:
Net income                                                                   $      25,710    $      26,171     $      26,264
Adjustments to reconcile net income to net
     cash provided from operating activities --
         Depreciation and amortization                                              23,531           21,083            20,246
         Deferred income taxes and investment tax credits, net                       7,011            3,841             7,482
         Allowance for equity funds used during construction                           (83)            (239)             (317)
         Other, net                                                                     (6)          (2,577)             (641)
         Changes in certain current assets and liabilities --
            Receivables, net                                                        (9,969)          (3,239)             (641)
            Inventories                                                                705            1,720               410
            Payables                                                                   470           (1,608)            4,242
            Taxes accrued                                                             (434)           2,310              (569)
            Other                                                                   (4,331)           2,357            (4,038)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         42,604           49,819            52,438
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (18,071)         (18,846)          (28,950)
Other                                                                                1,617           (1,418)           (3,173)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (16,454)         (20,264)          (32,123)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred securities                                                           40,000                -                 -
     First mortgage bonds                                                                -                -            20,000
     Pollution control notes                                                             -           13,870                 -
     Other long-term debt                                                           30,000                -            17,000
Retirements:
     Preferred stock                                                               (35,000)               -                 -
     First mortgage bonds                                                          (30,000)               -           (29,400)
     Pollution control bonds                                                             -          (13,870)                -
     Other long-term debt                                                             (478)                (433)             (397)
Notes payable, net                                                                       -           (5,000)            1,000
Payment of preferred stock dividends                                                (2,556)          (2,324)           (2,324)
Payment of common stock dividends                                              (23,500)         (20,500)          (19,600)
Miscellaneous                                                                       (4,798)            (368)           (2,257)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                             (26,332)         (28,625)          (15,978)
--------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                               (182)             930             4,337
Cash and Cash Equivalents at Beginning of Year                                       6,144            5,214               877
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $       5,962    $       6,144     $       5,214
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for-
     Interest (net of amount capitalized)                                          $12,198          $11,619           $12,960
     Income taxes                                                                    9,666           11,150            10,926
--------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.



                                       11-199

BALANCE SHEETS
At December 31, 1998 and 1997
Savannah Electric and Power Company 1998 Annual Report

============================================================================================================================
Assets                                                                                          1998                   1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1, 4, 5, and 8)                                $   781,964            $   760,694
Less accumulated provision for depreciation                                                  341,930                321,509
----------------------------------------------------------------------------------------------------------------------------
                                                                                             440,034                439,185
Construction work in progress                                                                  2,908                  7,709
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                        442,942                446,894
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                 1,420                  1,783
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                      5,962                  6,144
Special deposits                                                                                   -                     94
Receivables-
   Customer accounts receivable                                                               18,030                 21,148
   Other accounts and notes receivable                                                         3,543                    720
   Affiliated companies                                                                        1,388                  1,128
   Accumulated provision for uncollectible accounts                                             (284)                  (354)
   Fuel cost under recovery                                                                   17,628                  7,694
Fossil fuel stock, at average cost                                                             4,984                  5,205
Materials and supplies, at average cost (Note 1)                                               6,496                  6,980
Prepayments                                                                                    4,772                  5,922
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         62,519                 54,681
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 6)                                             17,130                 17,267
Debt issue expense, being amortized                                                            3,554                  2,255
Premium on reacquired debt, being amortized                                                    8,570                  7,121
Prepaid pension costs (Note 2)                                                                 3,281                  3,424
Cash surrender value of life insurance for deferred compensation plans                        14,179                 12,130
Miscellaneous                                                                                  2,204                  1,797
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         48,918                 43,994
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $   555,799            $   547,352
============================================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1998 and 1997
Savannah Electric and Power Company 1998 Annual Report

============================================================================================================================
Capitalization and Liabilities                                                                  1998                   1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                      $   175,865            $   175,631
Preferred stock                                                                                    -                 35,000
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding company junior subordinated notes (Note 7)                        40,000                      -
Long-term debt                                                                               163,443                142,846
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                        379,308                353,477
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year (Note 8)                                                689                 21,764
Accounts payable-
   Affiliated companies                                                                        5,014                  6,025
   Other                                                                                      10,833                  7,862
Customer deposits                                                                              5,224                  5,541
Taxes accrued-
   Federal and state income                                                                    2,467                    534
   Other                                                                                       2,891                  2,791
Interest accrued                                                                               3,815                  4,963
Vacation pay accrued                                                                           1,978                  1,893
Miscellaneous                                                                                  6,700                  9,031
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                         39,611                 60,404
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 6)                                                    82,778                 80,697
Accumulated deferred investment tax credits (Note 6)                                          11,943                 12,607
Deferred credits related to income taxes (Note 6)                                             21,349                 21,469
Deferred compensation plans                                                                    9,788                  9,272
Postretirement benefits (Note 2)                                                               6,434                  6,011
Miscellaneous                                                                                  4,588                  3,415
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                        136,880                133,471
----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 8)
Total Capitalization and Liabilities                                                     $   555,799            $   547,352
============================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1998 and 1997
Savannah Electric and Power Company 1998 Annual Report

================================================================================================================================
                                                                               1998            1997        1998         1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)             (percent of total)
Common Stock Equity (Note 9):
Common stock, par value $5 per share --
     Authorized -- 16,000,000 shares
     Outstanding -- 10,844,635 shares in
         1998 and 1997                                                  $    54,223     $    54,223
Paid-in capital                                                               8,688           8,688
Retained earnings                                                           112,954         112,720
--------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                   175,865         175,631        46.4 %       49.7 %
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock (Note 7):
$25 par value --
     Authorized -- 2,200,000 shares
         6.64% Series -- Outstanding -- 1,400,000 shares
            in 1997                                                               -          35,000
--------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,324,000)                                 -          35,000           -          9.9
--------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable
     Preferred Securities (Note 7):
         $25 Liquidation Value -- 6.85%                                      40,000               -
--------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $2,740,000)                        40,000               -        10.5            -
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (Note 8):
First mortgage bonds --
     Maturity                          Interest Rates
     --------                          --------------
     July 1, 2003                      6 3/8%                                20,000          20,000
     May 1, 2006                       6.90%                                 20,000          20,000
     July 1, 2022                      8.30%                                      -          30,000
     July 1, 2023                      7.40%                                 25,000          25,000
     May 1, 2025                       7 7/8%                                15,000          15,000
Other long-term debt --
     Pollution control revenue bonds --
         Collateralized:
         Variable rate (4.00% at 1/1/99) due 2016                             4,085           4,085
         Variable rate bank note (5.10% at 1/1/99) due 2037                  13,870          13,870
     Long-term notes payable --
         6.88% due 2001                                                      10,000          10,000
         Variable rate (5.38% at 1/1/99) due 2001                            10,000          15,000
         Variable rate (5.77% at 1/1/99) due 2001                            10,000           5,000
         6 5/8% Retail Intermediate Bond due 2015                            30,000               -
Capitalized lease obligations --
     Coal unloading facility variable rate (5.80% at 1/1/99)                  5,467           5,867
     Transportation fleet                                                       710             788
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $10,717,000)                                            164,132         164,610
Less amount due within one year (Note 8)                                        689          21,764
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                         163,443         142,846        43.1         40.4
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                    $   379,308     $   353,477       100.0 %      100.0 %
================================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 1998 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Savannah Electric and Power Company (the Company), is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

     Certain prior years' data presented in the financial statements has been reclassified to conform with the current year presentation.


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

                                            1998         1997
                                    ---------------------------
                                             (in thousands)
Deferred income taxes                 $  17,130     $  17,267
Premium on reacquired debt                8,570         7,121
Deferred income tax credits             (21,349)      (21,469)
Storm damage reserves                    (1,580)       (1,500)
Accelerated depreciation                 (1,000)            -
---------------------------------------------------------------
Total                                 $   1,771     $   1,419
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

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia, and to non-affiliated customers in the Southeast. Revenues, less affiliated transactions, by type of service were as follows:

                             1998         1997         1996
                      --------------------------------------
                                 (in thousands)
Retail                   $242,327     $219,458     $227,982
Sales for resale--
   Non-affiliates           4,548        3,467        1,998
Other                       4,564        1,300          964
------------------------------------------------------------
Total                    $251,439     $224,225     $230,944
============================================================

    Other revenues include rents and revenues from non-utility services.

Savannah Electric and Power Company 1998 Annual Report


    The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1998, uncollectible accounts continued to average less than 1 percent of revenues.

    In January 1999, the GPSC approved an increase of slightly over one-tenth of a cent per kilowatt-hour in the Company's fuel allowance, effective in February 1999.

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.9 percent in 1998 and 1997 and 2.8 percent in 1996. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities. See Note 3 to the financial statements for more information.

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

Allowance for Funds Used During Construction
    (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 8.00 percent in 1998, 9.24 percent in 1997 and 8.69 percent in 1996.

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

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

The Company's financial instruments for which the carrying amounts did not equal fair value at December 31 were as follows:

                                      Carrying           Fair
                                        Amount          Value
                                    --------------------------
                                          (in millions)
Long-term debt:
    At December 31, 1998                  $158           $162
    At December 31, 1997                   158            161
Trust preferred securities:
    At December 31, 1998                   $40            $40
    At December 31, 1997                     -              -

     The fair values for long-term debt and preferred securities were based on either closing market prices or closing prices of comparable instruments.

Savannah Electric and Power Company 1998 Annual Report


Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

2.   RETIREMENT BENEFITS

The Company has defined benefit, trusteed, non-contributory pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the GPSC. In 1998, the Company adopted FASB Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The measurement date is September 30 of each year.

    The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefit plans were:

                                          1998         1997
---------------------------------------------------------------
Discount                                  6.75%        7.50%
Annual salary increase                    4.25         5.00
Long-term return on plan assets           8.50         8.50
---------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:
                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                          1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $51,720       $49,914
Service cost                             1,495         1,393
Interest cost                            3,806         3,556
Benefits paid                           (3,392)       (2,403)
Actuarial (gain) loss and
    employee transfers                   4,343          (740)
Amendments                               1,235             -
---------------------------------------------------------------
Balance at end of year                 $59,207       $51,720
===============================================================

                                             Plan Assets
                                    ---------------------------
                                          1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $50,630       $42,430
Actual return on plan assets               171         7,603
Employer contributions                   2,464         3,000
Benefits paid                           (3,392)       (2,403)
Employee transfers                        (243)            -
---------------------------------------------------------------
Balance at end of year                 $49,630       $50,630
===============================================================

      The accrued pension costs recognized in the Balance Sheets were as follows:

                                              1998       1997
-----------------------------------------------------------------
                                              (in thousands)
Funded status                              $(9,577)   $(1,090)
Unrecognized transition
    obligation                                 266        355
Unrecognized prior service cost              2,874      1,884
Unrecognized net loss                        9,718      1,275
Fourth quarter contributions                     -      1,000
-----------------------------------------------------------------
Prepaid asset recognized in
    the Balance Sheets                     $ 3,281    $ 3,424
=================================================================

    Components of the plans' net periodic cost were as follows:

                                    1998       1997       1996
-----------------------------------------------------------------
                                          (in thousands)
Service cost                      $1,495     $1,393     $1,352
Interest cost                      3,806      3,556      3,389
Expected return on plan
    assets                        (3,992)    (3,782)    (3,263)
Recognized net loss                    2        475        626
Net amortization                     334        280        224
-----------------------------------------------------------------
Net pension cost                  $1,645     $1,922     $2,328
=================================================================

Savannah Electric and Power Company 1998 Annual Report

Postretirement Benefits

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                        Benefit Obligations
                                    ---------------------------
                                          1998          1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $20,899       $20,520
Service cost                               348           319
Interest cost                            1,527         1,499
Benefits paid                             (839)         (526)
Actuarial (gain) loss and
    employee transfers                   1,621          (913)
---------------------------------------------------------------
Balance at end of year                 $23,556       $20,899
===============================================================

                                            Plan Assets
                                    ---------------------------
                                        1998           1997
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $3,110        $2,473
Actual return on plan assets               85           365
Employer contributions                  1,447           798
Benefits paid                            (839)         (526)
---------------------------------------------------------------
Balance at end of year                 $3,803        $3,110
===============================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:
                                             1998           1997
-----------------------------------------------------------------
                                            (in thousands)
Funded status                            $(19,753)      $(17,789)
Unrecognized transition
    obligation                              6,913          7,407
Unrecognized net loss                       5,444          3,737
Fourth quarter contributions                1,152            749
-----------------------------------------------------------------
Accrued liability recognized in
    the Balance Sheets                   $ (6,244)       $(5,896)
=================================================================


    Components of the plans' net periodic cost were as follows:

                                         1998    1997     1996
----------------------------------------------------------------
                                            (in thousands)
Service cost                           $  348  $  319   $  360
Interest cost                           1,528   1,499    1,422
Expected return on plan assets           (276)   (211)    (129)
Recognized net loss                       104     125      171
Net amortization                          494     494      494
-----------------------------------------------------------------
Net postretirement cost                $2,198  $2,226   $2,318
================================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 8.30 percent for 1998, decreasing gradually to 4.75 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 1998 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                          (in thousands)
Benefit obligation                     $1,301       $(1,227)
Service and interest costs                107          (101)
===============================================================

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation. Benefit costs associated with this plan were $0.4 million for 1998, 1997 and 1996.

Work Force Reduction Program

In 1997, the Company incurred a $1.9 million, one-time charge to other operation expense for costs related to the implementation of a work force reduction program.

Savannah Electric and Power Company 1998 Annual Report


3.  REGULATORY MATTERS

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent.

     In June 1998, the GPSC approved a four-year accounting order for the Company. Under this order, the Company will reduce the electric rates of its small business customers by approximately $11 million over the next four years. The Company will also expense an additional $1.95 million in storm damage accruals and accrue an additional $8 million in depreciation on generating assets over the term of the order. The additional depreciation will be accumulated in a regulatory liability account to be available to mitigate any potential stranded costs. In addition, the Company has discretionary authority to provide up to an additional $0.3 million per year in storm damage accruals and up to an additional $4.0 million in depreciation expense over the four years. The Company is also precluded from asking for a rate increase except upon significant changes in economic conditions, new laws, or regulations. There will be a quarterly monitoring of the Company's earnings performance.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $29 million in 1999, $32 million in 2000, and $31 million in 2001. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and changes in cost of capital. The Company does not have any traditional baseload generating plants under construction. However, construction related to transmission and distribution facilities and the upgrading of generating plants will continue.

5.  FINANCING AND COMMITMENTS

General

To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt, preferred securities, and capital contributions from Southern Company.

     The amounts of long-term debt and preferred securities that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations, and other factors.

Bank Credit Arrangements

At the end of 1998, unused credit arrangements with six banks totaled $40.5 million and expire at various times during 1999 and 2000.

     The Company's revolving credit arrangements of $20 million, all of which remained unused as of December 31, 1998, expire December 31, 2001. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises. A second lien for $10 million of bank debt is secured by a portion of the Plant Kraft property and a second lien for $34 million in bank notes is secured by a portion of the Plant McIntosh property.

Savannah Electric and Power Company 1998 Annual Report

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. The Company has fuel commitments of $12.0 million and $9.0 million for 1999 and 2000, respectively.

Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.1 million for 1998, $1.2 million for 1997, and $1.6 million for 1996. The Company entered into a 22.5 year lease agreement effective December 1, 1995 for 100 new aluminum rail cars at an annual cost of approximately $0.5 million. The rail cars are used to transport coal to one of the Company's generating plants.

     At December 31, 1998, estimated future minimum lease payments for noncancelable operating leases were as follows:

                                         Rental Commitments
                                         --------------------
                                           (in thousands)
1999                                        $   483
2000                                            483
2001                                            483
2002                                            483
2003                                            483
2004 and thereafter                           6,969
-------------------------------------------------------------

6.  INCOME TAXES

At December 31, 1998, tax-related regulatory assets and liabilities were $17 million and $21 million, respectively. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.


     Details of income tax provisions are as follows:

                                        1998      1997       1996
                                  --------------------------------
                                          (in thousands)
Total provision for income taxes
Federal --
   Currently payable                 $ 6,763    $ 9,743    $ 7,084
   Deferred  -- current year           8,377      4,522      8,216
             -- reversal of
                 prior years          (2,565)    (1,381)    (1,989)
------------------------------------------------------------------
                                      12,575     12,884     13,311
------------------------------------------------------------------
State --
   Currently payable                   1,327      1,603        575
   Deferred  -- current year           1,174        569      1,216
             -- reversal of
                 prior years              25        130         39
------------------------------------------------------------------
                                       2,526      2,302      1,830
------------------------------------------------------------------
Total                                 15,101     15,186     15,141
Less income taxes credited
   to other income                    (1,234)    (1,233)    (1,034)
------------------------------------------------------------------
Total income taxes
   charged to operations             $16,335    $16,419    $16,175
==================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                1998       1997
                                            --------------------
Deferred tax liabilities:                       (in thousands)
   Accelerated depreciation                  $75,187    $72,663
   Property basis differences                  7,591      8,034
   Other                                      10,187      5,850
----------------------------------------------------------------
Total                                         92,965     86,547
----------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  4,892      5,338
   Other                                       2,828      2,957
----------------------------------------------------------------
Total                                          7,720      8,295
----------------------------------------------------------------
Net deferred tax liabilities                  85,245     78,252
Portions included in current assets, net      (2,467)     2,445
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $82,778    $80,697
================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1998, 1997, and 1996. At December 31, 1998, all investment tax credits available to reduce federal income taxes payable had been utilized.

Savannah Electric and Power Company 1998 Annual Report


     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      1998      1997     1996
                                    ---------------------------
 Federal statutory tax rate             35%      35%      35%
 State income tax, net of
    federal income tax benefit           4        4        3
 Other                                  (2)      (2)      (1)
 --------------------------------------------------------------
 Effective income tax rate              37%      37%      37%
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

7.   CUMULATIVE PREFERRED STOCK AND
     TRUST PREFERRED SECURITIES

In November 1998, the Company redeemed all of its 1,400,000 shares of 6.64% Series Preferred Stock at a redemption price of $25 per share, plus accrued dividends through the date of redemption.

     In December 1998, Savannah Electric Capital Trust I, of which the Company owns all of the common securities, issued $40 million of 6.85% mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $40 million aggregate principal amount of the Company's 6.85% junior subordinated notes due December 31, 2028.

     The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Savannah Electric Capital Trust I.

     Savannah Electric Capital Trust I is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

8.   LONG-TERM DEBT AND LONG-TERM DEBT
     DUE WITHIN ONE YEAR

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

     In March 1998, the Company issued $30 million of Series A 6 5/8% senior retail intermediate bonds maturing in 2015. The Company used these proceeds to redeem the remaining amount of its 8.30% first mortgage bonds due in 2022. Maturities and retirements of long-term debt were $30 million in 1998, $14 million in 1997 and $29 million in 1996.

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

     A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   1998       1997
                                              ---------------------
                                                  (in thousands)
Bond sinking fund requirement                      $800    $ 1,100
Less:
   Portion to be satisfied by
     certifying property additions                  800          -
-------------------------------------------------------------------
Cash sinking fund requirement                         -      1,100
Other long-term debt maturities                     689     20,664
-------------------------------------------------------------------
Total                                              $689    $21,764
===================================================================

Savannah Electric and Power Company 1998 Annual Report

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

     The sinking fund requirements of first mortgage bonds were satisfied by cash redemption in 1998 and by certifying property additions in 1997. It is anticipated that the 1999 requirement will be satisfied by certifying property additions. Sinking fund requirements and/or maturities through 2003 applicable to long-term debt are as follows: $0.7 million in 1999; $0.6 million in 2000; $30.5 million in 2001; $0.5 million in 2002; and $20.4 million in 2003.

9.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's Indenture contains certain limitations on the payment of cash dividends on common stock. At December 31, 1998, approximately $68 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.


10.  QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 1998 and 1997 are as follows (in thousands):

                                                Net Income After
                      Operating    Operating      Dividends on
Quarter Ended          Revenues      Income     Preferred Stock
------------------------------------------------------------------

March 1998              $48,381     $ 6,214        $  2,426
June 1998                69,616      11,606           7,807
September 1998           84,224      16,056          12,518
December 1998            52,234       3,936             893

March 1997              $42,945     $ 6,117        $  2,545
June 1997                52,516       8,626           5,136
September 1997           79,900      17,531          14,276
December 1997            50,916       4,950           1,890
------------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1998 Annual Report

=========================================================================================================================
                                                                     1998            1997            1996           1995
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                $254,455        $226,277        $234,074       $225,729
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)            $23,644         $23,847         $23,940        $23,395
Cash Dividends on Common Stock (in thousands)                     $23,500         $20,500         $19,600        $17,600
Return on Average Common Equity (percent)                           13.45           13.71           14.08          14.20
Total Assets (in thousands)                                      $555,799        $547,352        $544,900       $524,662
Gross Property Additions (in thousands)                           $18,071         $18,846         $28,950        $26,503
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                              $175,865        $175,631        $172,284       $167,812
Preferred stock                                                         -          35,000          35,000         35,000
Preferred and preference stock subject
     to mandatory redemption                                            -               -               -              -
Trust preferred securities                                         40,000               -               -              -
Long-term debt                                                    163,443         142,846         164,406        153,679
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    $379,308        $353,477        $371,690       $356,491
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  46.4            49.7            46.4           47.1
Preferred and preference stock                                          -             9.9             9.4            9.8
Trust preferred securities                                           10.5               -               -              -
Long-term debt                                                       43.1            40.4            44.2           43.1
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                       100.0           100.0           100.0          100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  -               -          20,000         15,000
Retired                                                            30,000               -          29,400         29,250
Preferred Stock and Preferred Securities (in thousands):
Issued                                                             40,000               -               -              -
Retired                                                            35,000               -               -              -
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                           A1              A1              A1             A1
     Standard and Poor's                                              AA-             AA-              A+             A+
Preferred Stock -
     Moody's                                                         "a2"            "a2"            "a2"           "a2"
     Standard and Poor's                                                A               A               A              A
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                       110,437         109,092         106,657        104,624
Commercial                                                         15,328          14,233          13,877         13,339
Industrial                                                             63              64              65             65
Other                                                                 377           1,129           1,097          1,048
-------------------------------------------------------------------------------------------------------------------------
Total                                                             126,205         124,518         121,696        119,076
=========================================================================================================================
Employees (year-end)                                                  542             535             571            584

Savannah Electric and Power Company 1998 Annual Report

=============================================================================================================================
                                                                         1994            1993            1992           1991
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                    $211,785        $218,442        $197,761       $189,646
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                $22,110         $21,459         $20,512        $24,030
Cash Dividends on Common Stock (in thousands)                         $16,300         $21,000         $22,000        $22,000
Return on Average Common Equity (percent)                               14.00           13.73           12.89          15.13
Total Assets (in thousands)                                          $518,305        $527,187        $352,175       $352,505
Gross Property Additions (in thousands)                               $30,078         $72,858         $30,132        $19,478
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                  $161,581        $154,269        $158,376       $159,841
Preferred stock                                                        35,000          35,000          20,000         20,000
Preferred and preference stock subject
     to mandatory redemption                                                -               -               -              -
Trust preferred securities                                                  -               -               -              -
Long-term debt                                                        155,922         151,338         110,767        119,280
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                        $352,503        $340,607        $289,143       $299,121
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      45.8            45.3            54.8           53.4
Preferred and preference stock                                            9.9            10.3             6.9            6.7
Trust preferred securities                                                  -               -               -              -
Long-term debt                                                           44.3            44.4            38.3           39.9
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           100.0           100.0           100.0          100.0
=============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                      -          45,000          30,000         30,000
Retired                                                                 5,065               -          38,750         22,500
Preferred Stock and Preferred Securities (in thousands):
Issued                                                                      -          35,000               -              -
Retired                                                                     -          20,000               -              -
-----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                               A1              A1              A1             A1
     Standard and Poor's                                                    A               A               A              A
Preferred Stock -
     Moody's                                                             "a2"            "a2"            "a2"           "a2"
     Standard and Poor's                                                   A-              A-              A-             A-
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                           103,199         101,032          99,164         97,446
Commercial                                                             13,015          12,702          12,416         12,153
Industrial                                                                 65              69              73             73
Other                                                                   1,007             957             940            897
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                 117,286         114,760         112,593        110,569
=============================================================================================================================
Employees (year-end)                                                      616             665             688            672





                                       II-212A

Savannah Electric and Power Company 1998 Annual Report

===============================================================================================================================
                                                                                          1990            1989            1988
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                     $205,635        $201,799        $182,440
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                                 $26,254         $25,535         $24,272
Cash Dividends on Common Stock (in thousands)                                          $22,000         $20,000         $11,700
Return on Average Common Equity (percent)                                                16.85           16.88           17.03
Total Assets (in thousands)                                                           $340,050        $349,887        $347,051
Gross Property Additions (in thousands)                                                $20,086         $18,831         $23,254
-------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                   $157,811        $153,737        $148,883
Preferred stock                                                                         20,000          22,300          22,300
Preferred and preference stock subject
     to mandatory redemption                                                                 -           2,884           3,075
Trust preferred securities                                                                   -               -               -
Long-term debt                                                                         112,377         117,522          98,285
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         $290,188        $296,443        $272,543
===============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       54.4            51.9            54.6
Preferred and preference stock                                                             6.9             8.5             9.3
Trust preferred securities                                                                   -               -               -
Long-term debt                                                                            38.7            39.6            36.1
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0           100.0           100.0
===============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                       -          30,000               -
Retired                                                                                  9,135          18,275          12,231
Preferred Stock and Preferred Securities (in thousands):
Issued                                                                                       -               -          20,000
Retired                                                                                  5,374           6,591             553
-------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A1              A1              A1
     Standard and Poor's                                                                     A               A              A-
Preferred Stock -
     Moody's                                                                              "a2"            "a2"            "a2"
     Standard and Poor's                                                                    A-              A-            BBB+
-------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                             96,452          94,766          93,486
Commercial                                                                              12,045          12,298          12,135
Industrial                                                                                  76              69              69
Other                                                                                      867             856             828
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  109,440         107,989         106,518
===============================================================================================================================
Employees (year-end)                                                                       648             643             655



                                     II-212B

Savannah Electric and Power Company 1998 Annual Report

=================================================================================================================================
                                                                             1998            1997            1996           1995
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                              $109,393         $96,587        $101,607        $95,208
Commercial                                                                 86,231          78,949          80,494         75,117
Industrial                                                                 37,865          35,301          37,077         36,040
Other                                                                       8,838           8,621           8,804          8,386
---------------------------------------------------------------------------------------------------------------------------------
Total retail                                                              242,327         219,458         227,982        214,751
Sales for resale - non-affiliates                                           4,548           3,467           1,998          1,851
Sales for resale - affiliates                                               3,016           2,052           3,130          7,200
---------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  249,891         224,977         233,110        223,802
Other revenues                                                              4,564           1,300             964          1,927
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $254,455        $226,277        $234,074       $225,729
=================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,539,792       1,428,337       1,456,651      1,402,148
Commercial                                                              1,236,337       1,156,078       1,141,218      1,099,570
Industrial                                                                900,012         881,261         838,753        887,141
Other                                                                     131,142         124,490         126,215        126,057
---------------------------------------------------------------------------------------------------------------------------------
Total retail                                                            3,807,283       3,590,166       3,562,837      3,514,916
Sales for resale - non-affiliates                                          53,294          94,280          91,610         87,747
Sales for resale - affiliates                                              58,415          54,509          41,808         63,731
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                   3,918,992       3,738,955       3,696,255      3,666,394
=================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  7.10            6.76            6.98           6.79
Commercial                                                                   6.97            6.83            7.05           6.83
Industrial                                                                   4.21            4.01            4.42           4.06
Total retail                                                                 6.36            6.11            6.40           6.11
Sale for resale                                                              6.77            3.71            3.84           5.98
Total sales                                                                  6.38            6.02            6.31           6.10
Residential Average Annual Kilowatt-Hour Use Per Customer                  14,061          13,231          13,771         13,478
Residential Average Annual Revenue Per Customer                           $998.95         $894.73         $960.58        $915.15
Plant Nameplate Capacity Ratings (year-end) (megawatts)                       788             788             788            788
Maximum Peak-Hour Demand (megawatts):
Winter                                                                        582             625             666            630
Summer                                                                        846             802             811            811
Annual Load Factor (percent)                                                 54.9            54.3            53.1           52.9
Plant Availability - Fossil-Steam (percent)                                  72.9            93.7            77.6           83.3
---------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         41.6            34.4            27.7           23.9
Oil and gas                                                                  12.9             5.2             3.1            5.9
Purchased power -
     From non-affiliates                                                      3.4             1.4             2.1            2.3
     From affiliates                                                         42.1            59.0            67.1           67.9
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0           100.0           100.0          100.0
=================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        11,730          11,495          11,888         12,146
Cost of fuel per million BTU (cents)                                       198.75          197.19          203.36         179.25
Average cost of fuel per net kilowatt-hour generated (cents)                 2.33            2.27            2.42           2.18
=================================================================================================================================

Savannah Electric and Power Company 1998 Annual Report

===================================================================================================================================
                                                                             1994            1993            1992           1991
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                               $89,195         $93,883         $82,670        $80,541
Commercial                                                                 71,227          71,320          64,756         61,827
Industrial                                                                 32,906          36,180          33,171         30,492
Other                                                                       7,946           7,810           7,095          6,561
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                              201,274         209,193         187,692        179,421
Sales for resale - non-affiliates                                           4,786           6,021           7,821          7,813
Sales for resale - affiliates                                               6,446           2,433           1,505          1,430
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  212,506         217,647         197,018        188,664
Other revenues                                                               (721)            795             743            982
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $211,785        $218,442        $197,761       $189,646
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,298,122       1,329,362       1,216,993      1,195,005
Commercial                                                              1,045,831       1,015,935         953,840        925,757
Industrial                                                                799,543         854,324         861,121        825,862
Other                                                                     119,593         115,969         110,270        106,683
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                            3,263,089       3,315,590       3,142,224      3,053,307
Sales for resale - non-affiliates                                         201,716         247,203         367,066        372,085
Sales for resale - affiliates                                              93,001          75,384          37,632         32,581
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                   3,557,806       3,638,177       3,546,922      3,457,973
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  6.87            7.06            6.79           6.74
Commercial                                                                   6.81            7.02            6.79           6.68
Industrial                                                                   4.12            4.23            3.85           3.69
Total retail                                                                 6.17            6.31            5.97           5.88
Sale for resale                                                              3.81            2.62            2.30           2.28
Total sales                                                                  5.97            5.98            5.55           5.46
Residential Average Annual Kilowatt-Hour Use Per Customer                  12,686          13,269          12,369         12,323
Residential Average Annual Revenue Per Customer                           $871.68         $937.07         $840.23        $830.54
Plant Nameplate Capacity Ratings (year-end) (megawatts)                       788             628             628            605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                        617             524             533            526
Summer                                                                        729             747             695            691
Annual Load Factor (percent)                                                 54.3            54.1            55.0           54.1
Plant Availability - Fossil-Steam (percent)                                  81.0            90.2            89.1           76.9
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         18.6            21.5            12.0           16.3
Oil and gas                                                                   1.8             4.5             2.9            1.7
Purchased power -
     From non-affiliates                                                      1.5             0.9             1.0            0.4
     From affiliates                                                         78.1            73.1            84.1           81.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0           100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        11,786          11,515          12,547         10,917
Cost of fuel per million BTU (cents)                                       205.03          215.97          201.50         199.42
Average cost of fuel per net kilowatt-hour generated (cents)                 2.42            2.49            2.53           2.18
===================================================================================================================================


                                      II-214A

Savannah Electric and Power Company 1998 Annual Report

==================================================================================================================
                                                                             1990            1989            1988
-------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                               $87,063         $85,113         $81,098
Commercial                                                                 65,462          65,474          62,640
Industrial                                                                 30,237          28,304          26,865
Other                                                                       6,782           6,892           6,557
-------------------------------------------------------------------------------------------------------------------
Total retail                                                              189,544         185,783         177,160
Sales for resale - non-affiliates                                           9,482           8,814             808
Sales for resale - affiliates                                               5,566           6,025           3,567
-------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  204,592         200,622         181,535
Other revenues                                                              1,043           1,177             905
-------------------------------------------------------------------------------------------------------------------
Total                                                                    $205,635        $201,799        $182,440
===================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,183,486       1,109,976       1,067,411
Commercial                                                                892,931         839,756         806,687
Industrial                                                                644,704         561,063         533,604
Other                                                                     103,539         101,164          97,072
-------------------------------------------------------------------------------------------------------------------
Total retail                                                            2,824,660       2,611,959       2,504,774
Sales for resale - non-affiliates                                         441,090         437,943          24,168
Sales for resale - affiliates                                             294,042         303,142         156,106
-------------------------------------------------------------------------------------------------------------------
Total                                                                   3,559,792       3,353,044       2,685,048
===================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  7.36            7.67            7.60
Commercial                                                                   7.33            7.80            7.77
Industrial                                                                   4.69            5.04            5.03
Total retail                                                                 6.71            7.11            7.07
Sale for resale                                                              2.05            2.00            2.43
Total sales                                                                  5.75            5.98            6.76
Residential Average Annual Kilowatt-Hour Use Per Customer                  12,339          11,781          11,489
Residential Average Annual Revenue Per Customer                           $907.68         $903.37         $872.87
Plant Nameplate Capacity Ratings (year-end) (megawatts)                       605             605             605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                        428             548             471
Summer                                                                        648             613             574
Annual Load Factor (percent)                                                 53.2            52.4            53.4
Plant Availability - Fossil-Steam (percent)                                  89.6            94.7            77.1
-------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         52.8            63.5            79.8
Oil and gas                                                                   3.4             1.4             5.4
Purchased power -
     From non-affiliates                                                      0.8             1.5             5.9
     From affiliates                                                         43.0            33.6             8.9
-------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0           100.0           100.0
===================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        10,741          10,611          10,683
Cost of fuel per million BTU (cents)                                       188.18          180.48          178.31
Average cost of fuel per net kilowatt-hour generated (cents)                 2.02            1.92            1.90
===================================================================================================================



                                     II-214B

                                    PART III


Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1999 annual meeting of stockholders. The ages of directors and executive officers in
Item 10 set forth below are as of December 31, 1998.

Item 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANTS

            ALABAMA

Identification of directors of ALABAMA.

Elmer B. Harris (1)
President and Chief Executive Officer
Age 59
Served as Director since 3-1-89

Whit Armstrong (2)
Age 51
Served as Director since 9-24-82

David J. Cooper, Sr. (2)
Age 53
Served as Director since 4-24-98

A. W. Dahlberg (2)
Age 58
Served as Director since 4-22-94

Peter V. Gregerson, Sr. (2)
Age 70
Served as Director since 10-22-93

Carl E. Jones, Jr. (2)
Age 58
Served as Director since 4-22-88

Patricia M. King (2)
Age 53
Served as Director since 7-25-97

James K. Lowder  (2)
Age 49
Served as Director since 7-25-97


Wallace D. Malone, Jr. (2)
Age 62
Served as Director since 6-22-90

Thomas C. Meredith (2)
Age 57
Served as Director since 10-23-98

William V. Muse (2)
Age 59
Served as Director since 2-26-93

John T. Porter (2)
Age 67
Served as Director since 10-22-93

Robert D. Powers (2)
Age 48
Served as Director since 1-24-92

Andreas Renschler (2)
Age 40
Served as Director since 1-23-98

C. Dowd Ritter (2)
Age 51
Served as Director since 7-25-97

William J. Rushton, III (2)
Age 69
Served as Director since 9-18-70

James H. Sanford (2)
Age 54
Served as Director since 8-1-83

John C. Webb, IV (2)
Age 56
Served as Director since 4-22-77

(1)   Previously served as Director of ALABAMA from 1980 to 1985.
(2)   No position other than Director.

    Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 24, 1998) for one year until the next annual meeting or until a successor is elected and qualified, except for Dr. Meredith, who was elected on the date indicated.



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

Elmer B. Harris (1)
President, Chief Executive Officer and Director
Age 59
Served as Executive Officer since 3-1-89

Banks H. Farris
Executive Vice President
Age 63
Served as Executive Officer since 12-3-91

Michael D. Garrett
Executive Vice President - External Affairs
Age 49
Served as Executive Officer since 3-1-98

William B. Hutchins, III
Executive Vice President, Chief Financial Officer and Treasurer
Age 55
Served as Executive Officer since 12-3-91

Earl B. Parsons, Jr.
Senior Vice President
Age 60
Served as Executive Officer since 6-1-98

(1)   Previously served as executive officer of ALABAMA from 1979 to 1985.

    Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 24, 1998) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Parsons, who was elected on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of ALABAMA acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

Elmer B. Harris - President and Chief Executive Officer since 1989. Director of SOUTHERN and AmSouth Bancorporation.

Whit Armstrong - President, Chairman of the Board and Director of The Citizens Bank, Enterprise, Alabama. Also, President, Chairman of the Board and Director of Enterprise Capital Corporation, Inc. Director of The Enstar Group, Inc.

David J. Cooper, Sr. - President of Cooper/T. Smith Corporation, a maritime company with a core business of stevedoring and tugboats.
Director of Cooper/T. Smith Corporation and subsidiaries. Chairman of the Board, American Equity Underwriters, Inc., Mobile, Alabama.

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

Peter V. Gregerson, Sr. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama.

Carl E. Jones, Jr. - President and Chief Executive Officer of Regions Financial Corporation, Birmingham, Alabama.

Patricia M. King - President and Chief Executive Officer of King Motor Co., Inc., King's Highway, Inc. and King Imports, Inc.,
Anniston, Alabama.  Director of Regions Bank, Anniston, Alabama.

James K. Lowder - President and Chief Executive Officer of The Colonial Company (real estate development and sales), Montgomery, Alabama.

                                     III-2

Wallace D. Malone, Jr. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham, Alabama. Director of American Cast Iron Pipe Company, Birmingham, Alabama.

Thomas C. Meredith - Chancellor of The University of Alabama System, Tuscaloosa, Alabama. Director of ATMOS Energy Corporation, Dallas, Texas.

William V. Muse - President of Auburn University, Auburn, Alabama. Director of SouthTrust Bank and American Cast Iron Pipe Company, Birmingham, Alabama.

John T. Porter - Pastor of Sixth Avenue Baptist Church, Birmingham, Alabama. Director of Citizens Federal Savings Bank, Birmingham, Alabama.

Robert D. Powers - President and Director, The Eufaula Agency, Inc. (real estate and insurance), Eufaula, Alabama.

Andreas Renschler - President and Chief Executive Officer of Mercedes-Benz U.S. International, Inc., Tuscaloosa County, Alabama.

C. Dowd Ritter - Chairman, President, Chief Executive Officer and Director, AmSouth Bancorporation and AmSouth Bank, Birmingham, Alabama.

William J. Rushton, III - Chairman Emeritus of Protective Life Corporation (insurance holding company), Birmingham, Alabama. Director of SOUTHERN.

James H. Sanford - Chairman, HOME Place Farms Inc. (diversified farmers and ginners), Prattville, Alabama. President, Autauga Quality Cotton Association. Chairman of the Board, Sylvest Farms of Georgia, Inc., College Park, Georgia. Chairman of the Board, Sylvest Poultry Inc., Montgomery, Alabama.

John C. Webb, IV - President, Webb Lumber Company, Inc. (wholesale lumber and wood products sales), Demopolis, Alabama. Director of J. F. Suttle, Co.


Banks H. Farris - Executive Vice President - Customer Service since 1994. Responsible for providing the overall management of human resources, information resources, power delivery and marketing departments, customer service centers and the six geographic divisions. He previously served as Senior Vice President from 1991 to 1994.

Michael D. Garrett - Executive Vice President - External Affairs since 1998. Responsible for governmental relations, environmental, public relations, economic development, corporate real estate and corporate services. He previously served as Senior Vice President - External Affairs from February 1994 to March 1998. Director of AmSouth Bank, Birmingham, Alabama.

William B. Hutchins, III - Executive Vice President, and Chief Financial Officer since 1991. Treasurer was added to his responsibilities in 1998. Responsible for financial and accounting operations, corporate planning and treasury operations. He previously served as Senior Vice President and Chief Financial Officer from 1991 to 1994.

Earl B. Parsons, Jr. - Senior Vice president - Fossil and Hydro Generation since 1995. Responsible for providing the overall management of the Fossil Generation, Hydro Generation, Power Generation Support and Fuels Department. He previously served as Vice President of Power Generation and Transmission at GULF.

Involvement in certain legal proceedings.
           None.

                                     III-3

             GEORGIA

Identification of directors of GEORGIA.

H. Allen Franklin
President and Chief Executive Officer
Age 54
Served as Director since 1-1-94

Warren Y. Jobe
Executive Vice President
Age 58
Served as Director since 8-1-82

Daniel P. Amos (1)
Age 47
Served as Director since 5-21-97

Juanita P. Baranco (1)
Age 49
Served as Director since 5-21-97

A. W. Dahlberg (1)
Age 58
Served as Director since 6-1-88

William A. Fickling, Jr. (1)
Age 66
Served as Director since 4-18-73

L. G. Hardman III (1)
Age 59
Served as Director since 6-25-79

James R. Lientz, Jr. (1)
Age 55
Served as Director since 7-21-93

Zell Miller (1)
Age 67
Served as Director since 2-17-99

G. Joseph Prendergast (1)
Age 53
Served as Director since 1-20-93

Herman J. Russell (1)
Age 68
Served as Director since 5-18-88

Gloria M. Shatto (1)
Age 67
Served as Director since 2-20-80

William Jerry Vereen (1)
Age 58
Served as Director since 5-18-88

Carl Ware (1) (2)
Age 55
Served as Director since 2-15-95

(1)    No position other than Director.
(2) Previously served as Director of GEORGIA from 1980 to 1991.

    Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 20, 1998) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Miller, who was elected on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

Identification of executive officers of GEORGIA.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 54
Served as Executive Officer since 1-1-94

Warren Y. Jobe
Executive Vice President and Director
Age 58
Served as Executive Officer since 5-19-82

William C. Archer, III
Executive Vice President - External Affairs
Age 50
Served as Executive Officer since 4-6-95


                                     III-4

Gene R. Hodges
Executive Vice President - Customer Operations
Age 60
Served as Executive Officer since 11-19-86

David M. Ratcliffe
Executive Vice President, Treasurer and
Chief Financial Officer
Age 50
Served as Executive Officer since 3-1-98

Wayne T. Dahlke
Senior Vice President - Power Delivery
Age 57
Served as Executive Officer since 4-19-89

James K. Davis
Senior Vice President - Corporate Relations
Age 58
Served as Executive Officer since 10-1-93

Robert H. Haubein
Senior Vice President - Fossil/Hydro Power
Age 58
Served as Executive Officer since 2-19-92

Leonard J. Haynes
Senior Vice President - Marketing
Age 48
Served as Executive Office since 10-13-98

Fred R. Williams
Senior Vice President - Resource Policy & Planning
Age 54
Served as Executive Officer since 11-18-92

    Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 20, 1998) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Haynes, who was elected on the date indicated.

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

Warren Y. Jobe - Executive Vice President since 1982. He previously served as Chief Financial Officer and Treasurer from 1982 to 1998. Effective February 1998, elected Senior Vice President of SOUTHERN with responsibilities for corporate development, including customer relations and civic and community affairs.

Daniel P. Amos - President and Chief Executive Officer, American Family Life Assurance Company, Incorporated (AFLAC), Columbus, Georgia. Director, AFLAC Incorporated (and subsidiaries), CIT Group and Greystone Capital Partners, I.L.P.

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

L. G. Hardman III - Chairman of the Board and Chief Executive Officer of First Commerce Bancorp, Inc. Chairman of the Board of The First National Bank of Commerce, Georgia and Chairman of the Board, President and Treasurer of Harmony Grove Mills, Inc. (real estate investments). Director of SOUTHERN.


                                     III-5

James R. Lientz, Jr. - President, NationsBank, Mid-South Banking Group since 1993. He previously served as President and Chief Executive Officer of former C&S of South Carolina (now NationsBank) from 1990 to 1993. Director of Cerulean Companies, Inc. and Blue Cross/Blue Shield of Georgia.

Zell Miller - Former Governor of Georgia. He served two terms as Governor of the State of Georgia, leaving office in January 1999. He previously served as Lieutenant Governor of Georgia. Director of Albany-based Gray Communications, Atlanta-based Post Properties, Atlanta-based Law Companies Group and United Community Banks, Inc., Blairsville, GA.

G. Joseph Prendergast - Senior Executive Vice President, Wachovia Corporation. Heads the banking division comprising the companies' consumer and corporate banking activities and Wachovia Bank, N.A.

Herman J. Russell - Chairman and Chief Executive Officer of H. J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, Atlanta, Georgia. Director of Wachovia Corporation and First Union Real Estate and Mortgage
Investments.

Gloria M. Shatto - President Emerita, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company and Texas Instruments Incorporated.

William Jerry Vereen - President, Treasurer and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Scientific, Inc., Textile Clothing Technology Corporation, Cerulean Companies, Inc. and Blue Cross/Blue Shield of Georgia.

Carl Ware - President, Africa Group, The Coca-Cola Company since 1991.

William C. Archer, III - Executive Vice President - External Affairs since September 1995. Senior Vice President - External Affairs from April 1995 to September 1995. Vice President - Human Resources for SCS from 1992 to 1995. Responsible for governmental and regulatory affairs, corporate relations, land department, environmental affairs, corporate communications, risk management, corporate security, regulatory and litigation support and corporate concerns. Gene R. Hodges - Executive Vice President - Customer Operations, Power Delivery and Safety since 2-19-92. Elected Vice President in charge of customer service and power delivery in 1992. Safety department was added to the Executive Vice President's responsibilities in 1995. Responsible for the northern and southern regions and power delivery, customer service, region safety and labor relations areas.

David M. Ratcliffe - Executive Vice President and Treasurer since 3-1-98 and Executive Vice President, Treasurer and Chief Financial Officer since 5-20-98. He previously served as Senior Vice President - External Affairs of SOUTHERN from 1995 to 1998. President and Chief Executive Officer of MISSISSIPPI from 1991 to 1995. Responsible for accounting, corporate secretary, finance and procurement.

Wayne T. Dahlke - Senior Vice President - Power Delivery since 1992. Senior Vice President - Marketing from 1989 to 1992. Responsible for transmission and construction, planning and projects, distribution, forestry and right of way services and system operations.

James K. Davis - Senior Vice President - Corporate Relations since 1993. Vice President of Corporate Relations from 1988 to 1993. Responsible for corporate relations and consumer affairs.

Robert H. Haubein - Senior Vice President - Fossil/ Hydro Power since 1994. Senior Vice President - Administrative Services from 1992 to 1994. Responsible for fossil/hydro power generation, labor relations, safety and health.

Leonard J. Haynes - Senior Vice President - Marketing since 1998. Vice President of Marketing from October 1995 to November 1998. Responsible for GEORGIA's and SAVANNAH's Power Marketing organizations as well as SOUTHERN's national accounts organization.

Fred R. Williams - Senior Vice President - Resource Policy and Planning since 1997. Senior Vice President - Wholesale Power Marketing from 1995 to 1997. Senior Vice President - Bulk Power Markets from 1992 to August 1995. Responsible for managing the supply needs for retail and wholesale customers and developing policy and recommendations for future industry structure.

Involvement in certain legal proceedings.
           None.

                                     III-6

           GULF

Identification of directors of GULF.

Travis J. Bowden
President and Chief Executive Officer
Age 60
Served as Director since 2-1-94

Paul J. DeNicola (1)
Age 50
Served as Director since 4-19-91

Fred C. Donovan, Sr. (1)
Age 58
Served as Director since 1-18-91

W. Deck Hull, Jr. (1)
Age 66
Served as Director since 10-14-83

Joseph K. Tannehill (1)
Age 65
Served as Director since 7-19-85

Barbara H. Thames (1)
Age 58
Served as Director since 2-28-97

(1) No position other than Director.

    Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 30, 1998) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such.

Identification of executive officers of GULF.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 60
Served as Executive Officer since 2-1-94

Francis M. Fisher, Jr.
Vice President - Power Delivery and Customer Operations
Age 50
Served as Executive Officer since 5-19-89

John E. Hodges, Jr.
Vice President - Marketing and Employee/External Affairs
Age 55
Served as Executive Officer since 5-19-89

Robert G. Moore
Vice President - Power Generation and Transmission
Age 49
Served as Executive Officer since 7-25-97

Arlan E. Scarbrough
Vice President - Finance
Age 62
Served as Executive Officer since 9-21-77

    Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 24, 1998) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GULF acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

Travis J. Bowden - President and Chief Executive Officer since 1994. He previously served as Executive Vice President of ALABAMA from 1985 to 1994.


                                      III-7

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. Executive Vice President and Group Executive of SOUTHERN since 1991. He previously served as Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, MISSISSIPPI and SAVANNAH.

Fred C. Donovan, Sr. - President of Baskerville - Donovan, Inc., an architectural and engineering firm, Pensacola, Florida.

W. Deck Hull, Jr. - President and Director of Hull Company - Panama City, Florida. He previously served as Vice Chairman of the SunTrust Bank, West Florida, Panama City, Florida.

Joseph K. Tannehill - President, Chairman and Chief Executive Officer of Tannehill International Industries, Inc., Lynn Haven,
Florida.  Director of Regions Bank of North Florida, Panama City, Florida.

Barbara H. Thames - Vice President of West Florida Regional Medical Center, Pensacola, Florida. She previously served as Chief
Executive Officer of Santa Rosa Medical Center, Milton, Florida.

Francis M. Fisher, Jr. - Vice President - Power Delivery and Customer Operations since 1996. He previously served as Vice
President-Employee and External Relations from 1989 to 1996. Responsible for power delivery, customer operations, corporate real estate, and total quality management and serves as compliance officer.


John E. Hodges, Jr. - Vice President - Marketing and Employee/External Affairs since 1996. He previously served as Vice President - Customer Operations from 1989 to 1996. Responsible for corporate communications, marketing, govermental affairs, economic development, safety and health, employee relations and human resources-coastal region.

Robert G. Moore - Vice President - Power Generation and Transmission of GULF and Vice President of Fossil Generation of SCS since 1997. He previously served as Plant Manager - Bowen at GEORGIA. Responsible for the generation and transmission of electricity and bulk power maketing efforts.

Arlan E. Scarbrough - Vice President - Finance since 1980. Responsible for all accounting, financial and regulatory matters.

Involvement in certain legal proceedings.
           None.

                                     III-8

        MISSISSIPPI

Identification of directors of MISSISSIPPI.

Dwight H. Evans
President and Chief Executive Officer
Age 50
Served as Director since 3-27-95

Paul J. DeNicola (1)
Age 50
Served as Director since 5-1-89

Edwin E. Downer (1)
Age 67
Served as Director since 4-24-84

Robert S. Gaddis (1)
Age 67
Served as Director since 1-21-86

Aubrey K. Lucas (1)
Age 64
Served as Director since 4-24-84

George A. Schloegel (1)
Age 58
Served as Director since 7-26-95

Philip J. Terrell (1)
Age 45
Served as Director since 2-22-95

N. Eugene Warr (1)
Age 63
Served as Director since 1-21-86

(1) No position other than Director.

    Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 7, 1998) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such. Identification of executive officers of MISSISSIPPI.

Dwight H. Evans
President, Chief Executive Officer and Director
Age 50
Served as Executive Officer since 3-27-95

H. E. Blakeslee
Vice President - Customer Services and Marketing
Age 58
Served as Executive Officer since 1-25-84

Andrew J. Dearman, III
Vice President - Power Generation and Delivery
Age 45
Served as Executive Officer since 4-23-97

Don E. Mason
Vice President - External Affairs and Corporate Services
Age 57
Served as Executive Officer since 7-27-83

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 46
Served as Executive Officer since 1-1-95

    Each of the above is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (May 7, 1998) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of MISSISSIPPI acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.


                                     III-9

Business experience.

Dwight H. Evans - President and Chief Executive Officer since 1995. He previously served as Executive Vice President - External Affairs of GEORGIA from 1989 to 1995.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective 1994. Executive Vice President and Group Executive of SOUTHERN since 1991. Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, SAVANNAH and GULF.

Edwin E. Downer - Business consultant specializing in economic analysis, management controls and procedural studies, Meridian, Mississippi.

Robert S. Gaddis - Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi.

Aubrey K. Lucas - President Emeritus and Distinguished Professor of Higher Education at the University of Southern Mississippi, Hattiesburg, Mississippi.

George A. Schloegel - President of Hancock Bank. President, Chief Executive Officer and Director of Hancock Bank Securities
Corporation. Vice Chairman of Hancock Holding Company. Director of Hancock Bank - Mississippi and Hancock Bank - Louisiana.

Philip J. Terrell - Superintendent of Pass Christian Public School District and adjunct professor at William Carey College.

N. Eugene Warr - Retailer (Biloxi and Gulfport, Mississippi). Director of Coast Community Bank, formerly SouthTrust Bank of Mississippi, Biloxi, Mississippi.


H. E. Blakeslee - Vice President - Customer Services and Marketing since 1984. Responsible for rate design, revenue forecasting, marketing, district operations, corporate compliance, distribution engineering, customer accounting, vehicle maintenance centers and customer call center.

Andrew J. Dearman, III - Vice President - Power Generation and Delivery since 1997. Responsible for generating plants, environmental quality, fuel services, power generation technical services, transmission, system planning, bulk power contracts, system operations and control, system protection and real estate. He served as Vice President - Southern Division of ALABAMA from 1995 to May 1997, and Division Manager - Customer Service of ALABAMA from 1989 to 1995.

Don E. Mason - Vice President- External Affairs and Corporate Services since 1983. Responsible for external affairs, corporate communications, security, risk management, economic development and general services, as well as the human resources function.

Michael W. Southern - Vice President, Secretary, Treasurer and Chief Financial Officer since 1995. Responsible for accounting, secretary/treasury, corporate planning, procurement and information resources. He previously served as Director of Corporate Finance of SCS from 1994 to 1995 and Director of Financial Planning of SCS from 1990 to 1994.

Involvement in certain legal proceedings.
           None.

                                     III-10

             SAVANNAH

Identification of directors of SAVANNAH.

G. Edison Holland, Jr.
President and Chief Executive Officer
Age 46
Served as Director since 7-15-97

Archie H. Davis (1)
Age 57
Served as Director since 2-18-97

Paul J. DeNicola (1)
Age 50
Served as Director since 3-14-91

Walter D. Gnann (1)
Age 63
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 53
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 62
Served as Director since 5-17-77

(1) No position other than Director.

    Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 19, 1998) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

G. Edison Holland, Jr.
President, Chief Executive Officer and Director
Age 46
Served as Executive Officer since 7-15-97

W. Miles Greer
Vice President - Customer Operations, Marketing and External Affairs
Age 55
Served as Executive Officer since 11-20-85

Kirby R. Willis
Vice President, Treasurer, Chief Financial Officer and Assistant Corporate Secretary
Age 47
Served as Executive Officer since 1-1-94

    Each of the above is currently an executive officer of SAVANNAH, serving a term running from the meeting of the directors held on July 21, 1998 for the ensuing year.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

G. Edison Holland, Jr. - Elected President and Chief Executive Officer in 1997. Vice President - Power Generation/Transmission and Corporate Counsel of GULF from 1995 to 1997. Served as a partner in the law firm of Beggs & Lane from 1979 to 1997. Director of SunTrust Bank of Savannah.

Archie H. Davis - President and Chief Executive Officer of The Savannah Bancorp and The Savannah Bank, N.A., Savannah, Georgia. Member of the Board of Directors of Thomaston Mills, Thomaston, Georgia. Director of Bryan Bank & Trust.


                                     III-11

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. Executive Vice President and Group Executive of SOUTHERN since 1991. Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, GULF and MISSISSIPPI.

Walter D. Gnann - President of Walt's TV, Appliance and Furniture Co., Inc., Springfield, Georgia. Past Chairman of the
Development Authority of Effingham County, Georgia.

Robert B. Miller, III - President of American Building Systems, Inc., Savannah,
 Georgia.

Arnold M. Tenenbaum - President and Director of Chatham Steel Corporation. Director of First Union Bank of Georgia, First Union
Bank of Savannah, Cerulean Corporation and Blue Cross/Blue Shield of Georgia.

W. Miles Greer - Vice President - Customer Operations, Marketing and External Affairs since 1998. Responsible for marketing, customer services, transmission and distribution, engineering, system operation and external affairs. He previously served as Vice President of Marketing and Customer Service from 1994 to 1998.

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994 and Assistant Corporate Secretary effective 1998. Responsible primarily for all accounting, financial, information resources, labor relations, corporate services, environmental and safety activities. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993.

Involvement in certain legal proceedings.
         None

Section 16(a) Beneficial Ownership Reporting Compliance.

GEORGIA's Mr. Franklin filed one late report with the SEC representing one transaction in SOUTHERN common stock.



                                     III-12

Item 11.        EXECUTIVE COMPENSATION

Summary Compensation Tables. The following tables set forth information concerning any Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during 1998 for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH).

Key terms used in this Item will have the following meanings:-

AME.........................Above-market earnings on deferred compensation
ESP.........................Employee Savings Plan
ESOP........................Employee Stock Ownership Plan
SBP.........................Supplemental Benefit Plan
ERISA.......................Employee Retirement Income Security Act


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
------------------------------------------------------------------------------------------------------------------------

Elmer B. Harris
President,
Chief Executive        1998      545,102      192,751          19,060           29,411        249,971          30,180
Officer,               1997      500,700      101,002          20,453           35,648        247,224          30,172
Director               1996      480,310       72,697           7,112           31,608        439,508          25,068

Banks H. Farris        1998      275,822       32,631           8,530           11,473        178,829          14,764
Executive Vice         1997      247,170       37,500           7,218           13,513        155,313          14,379
President              1996      235,255       32,390           7,829            9,730        155,313          12,161

William B.
   Hutchins, III
Executive Vice
President,             1998      237,532       34,646           3,010            8,118        132,472          12,678
Chief Financial        1997      217,756       31,400           1,383            9,834        115,170          12,441
Officer                1996      209,213       28,806           3,029            8,654        115,169          10,853







See next page for footnotes.

                                     III-13


                                                                ALABAMA
                                                      SUMMARY COMPENSATION TABLE
                                                              (Continued)



                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                 Number of
                                                                                 Securities    Long-
Name                                                                             Underlying    Term
and                                                           Other Annual       Stock         Incentive    All Other
Principal                                                     Compensation       Options       Payouts      Compensation
Position               Year         Salary($)    Bonus($)     ($)1               (Shares)      ($)2         ($)3
-------------------------------------------------------------------------------------------------------------------------

Michael D. Garrett4    1998         221,731       25,966           12,389          7,800        105,866        11,558
Executive Vice         1997               -            -                -              -              -             -
President              1996               -            -                -              -              -             -

Earl B. Parsons, Jr.4  1998         213,075       26,758            7,285          7,282        114,911        11,249
Senior Vice President  1997               -            -                -              -              -             -
                       1996               -            -                -              -              -             -



1 Tax reimbursement by ALABAMA and certain personal benefits.
2    Payouts made in 1997, 1998 and 1999 for the four-year performance periods ending December 31, 1996, 1997 and 1998,respectively.
3    ALABAMA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                               ESP                ESOP              SBP
Elmer B. Harris                   $5,792              $1,046          $23,342
Banks H. Farris                    7,200               1,046            6,518
William B. Hutchins, III           7,200               1,046            4,432
Michael D. Garrett                 6,093               1,046            4,419
Earl B. Parsons, Jr.               7,200               1,046            3,003
4    Messrs. Garrett and Parsons, Jr. were named executive officers effective April 24, 1998.


                                     III-14

                                                                GEORGIA
                                                      SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

H. Allen Franklin
President,              1998        564,329        237,502          7,078         30,521        283,629        31,590
Chief Executive         1997        511,505        129,426         14,219         36,544        280,513        31,350
Officer, Director       1996        482,658         73,260         10,992         31,853        498,688        27,334

David M. Ratcliffe
Executive
Vice President,
Treasurer,              1998        339,672         62,700          3,934         14,039        218,175        12,255
Chief Financial         1997        313,152         50,515         10,828         17,086        207,322        18,342
Officer                 1996        347,985         39,465          8,446         15,179        207,322        16,889

Gene R. Hodges          1998        244,284         42,595          4,543          8,317        132,472        13,087
Executive               1997        228,336         39,058          5,544         10,271        126,075        13,111
Vice President          1996        221,708         26,209          1,783          9,214        126,075        12,193

Warren Y. Jobe
Executive               1998        249,314         37,434          7,804         10,275        132,472        12,660
Vice President,         1997        238,948         39,862         98,870         10,483        126,075        13,408
Director                1996        227,496         26,749          4,308          9,404        126,075        12,476

Robert H.
 Haubein, Jr.           1998        239,448         35,683          1,922          8,175        132,472        13,007
Senior Vice             1997        220,358         35,683            657          9,952        115,170        11,981
President               1996        211,010         29,681          2,081          8,757        115,169        11,740




1    Tax reimbursement by GEORGIA on certain personal benefits including membership fees of $94,429 in 1997 for Mr. Jobe.
2    Payouts made in 1997, 1998 and 1999 for the four-year performance periods ending December 31, 1996,
1997 and 1998, respectively.
3    GEORGIA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
H. Allen Franklin                 $7,200              $1,046          $23,344
David M. Ratcliffe                 7,200               1,046            4,009
Gene R. Hodges                     7,200               1,046            4,841
Warren Y. Jobe                     6,450               1,046            5,164
Robert H. Haubein, Jr.             6,450               1,046            5,511




                                     III-15

                                                                 GULF
                                                      SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)     ($)2         ($)3
-------------------------------------------------------------------------------------------------------------------------

Travis J. Bowden
President,             1998          329,280        35,121          3,839          13,583        218,175       18,068
Chief Executive        1997          306,584        33,933          2,842          16,694        207,322       17,888
Officer, Director      1996          297,685        29,950          1,560          14,975        207,322       14,950

Arlan E. Scarbrough    1998          196,661        18,071          3,253           6,721         96,594       10,218
Vice President         1997          180,642        18,212          1,440           8,142         84,048       10,235
                       1996          173,719        17,512          1,514           7,234         84,047        9,420

John E. Hodges, Jr.    1998          192,765        17,680            915           6,575         96,594       10,014
Vice President         1997          178,428        17,989          2,418           8,042         91,977       10,185
                       1996          171,688        17,297          1,415           7,145         91,977        9,405

Francis M.             1998          175,719        16,147            240           6,005         96,594        9,329
 Fisher, Jr.           1997          160,783        16,274            479           7,275         84,048        9,182
Vice President         1996          151,236        15,352            459           5,674         84,047        8,177

Robert G. Moore4       1998          159,332        18,626            525           4,881         72,767        8,325
Vice President         1997          149,926        23,474              -           4,741         46,551        7,550
                       1996                -             -              -               -              -            -

1 Tax reimbursement by GULF on certain personal benefits.
2 Payouts made in 1997, 1998 and 1999 for the four-year performance periods ending December 31, 1996, 1997 and 1998, respectively.
3 GULF contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-

Name                          ESP         ESOP             SBP
Travis J. Bowden              $6,450    $1,046         $10,572
Arlan E. Scarbrough            6,448     1,046           2,724
John E. Hodges, Jr.            6,698     1,046           2,270
Francis M. Fisher, Jr.         7,200     1,046           1,083
Robert G. Moore                6,927     1,046             352
4 Mr. Moore was named an executive officer effective July 25, 1997.




                                     III-16



                                                              MISSISSIPPI
                                                      SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

Dwight H. Evans
President, Chief       1998         283,195       42,603            5,051         11,693         218,175       15,291
Executive              1997         262,678       39,643            3,830         14,303         126,075       15,025
Officer, Director      1996         253,006       35,923            3,519         12,830         126,075       13,824

H. E. Blakeslee        1998         207,416       36,202               47          7,068          96,594       10,979
Vice President         1997         192,029       38,863              697          8,687          91,977       10,991
                       1996         190,429       25,664              224          7,572          91,977        9,885

Don E. Mason           1998         203,234       29,560            4,497          6,926          96,594       10,757
Vice President         1997         188,126       41,889              839          8,512          84,048       10,675
                       1996         186,670       25,148              125          7,420          84,047        9,587

Michael W. Southern
Vice President
Chief Financial        1998         174,334       34,130                -          5,997          83,087        8,978
Officer, Secretary,    1997         155,151       31,406            1,590          6,281          65,768        8,757
Treasurer              1996         155,027       20,740            2,841          5,475          65,768        7,865

Andrew J.
 Dearman, III4         1998         159,713       41,031              600          4,893          83,087        8,343
Vice President         1997         141,393       21,008            2,083          5,871          42,903       21,354
                       1996               -            -                -              -               -            -


1 Tax reimbursement by MISSISSIPPI on certain personal benefits.
2 Payouts made in 1997, 1998 and 1999 for the four-year performance periods ending
December 31, 1996, 1997 and 1998, respectively.
3 MISSISSIPPI contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-


Name                                    ESP            ESOP        SBP
Dwight H. Evans                         $6,450         $1,046     $7,795
H. E. Blakeslee                          6,093          1,046      3,840
Don E. Mason                             5,992          1,046      3,719
Michael W. Southern                      6,879          1,046      1,053
Andrew J. Dearman, III                   6,936          1,046        361
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
-------------------------------------------------------------------------------------------------------------------------

G. Edison
   Holland, Jr.4
President,               1998       233,330       26,019           17,309         7,951         128,608         8,246
Chief Executive          1997       202,413       26,231            3,046         8,640          91,977        49,892
Officer, Director        1996       184,359       18,584            2,969         7,677          91,977         9,940

W. Miles Greer           1998       160,207       16,054               13         4,901          69,000        13,179
Vice President           1997       138,643       16,294              805         4,924          60,636        10,740
                         1996       131,203       16,225              322         4,261          60,636         9,631

Kirby R. Willis
Vice President,          1998       155,236       15,554               13         4,748          69,000        10,581
Chief Financial          1997       134,794       15,915              182         4,809          60,636         9,322
Officer, Treasurer       1996       122,110       15,505              674         3,924          60,636         8,765

1 Tax reimbursement by SAVANNAH on certain personal benefits, including membership fees of $11,669 for Mr. Holland, Jr. in 1998.
2 Payouts made in 1997, 1998 and 1999 for the four-year performance periods ending December 31, 1996, 1997 and
1998, respectively.
3 SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, and AME for the following:-
Name                          ESP       ESOP           AME
G. Edison Holland, Jr.       $7,200     $1,046        $    -
W. Miles Greer                5,902      1,046         6,231
Kirby R. Willis               6,483      1,046         3,052
In 1997, Mr. Holland received a one-time lump-sum payment of $38,654, given in connection with his appointment to his current position.
4 Mr. Holland became president on July 1, 1997. He was previously an executive officer at GULF.

                                     III-18




                           STOCK OPTION GRANTS IN 1998

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of each operating subsidiary during the year ending
December 31, 1998.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration      Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1           Present Value($)3
    -----------------------------------------------------------------------------------------------------------

   ALABAMA

   Elmer B. Harris              29,411            1.8          27.03125       05/01/2007           167,349
   Banks H. Farris              11,473            0.7          27.03125       06/01/2003            65,281
   William B. Hutchins, III      8,118            0.5          27.03125       07/20/2008            46,191
   Michael D. Garrett            7,800            0.5          27.03125       07/20/2008            44,382
   Earl B. Parsons, Jr.          7,282            0.4          27.03125       06/01/2006            41,435

   GEORGIA

   H. Allen Franklin            30,521            1.8          27.03125       07/20/2008           173,664
   David M. Ratcliffe           14,039            0.9          27.03125       07/20/2008            79,882
   Gene R. Hodges                8,317            0.5          27.03125       04/01/2006            47,324
   Warren Y. Jobe               10,275            0.6          27.03125       07/20/2008            58,465
   Robert H. Haubein, Jr.        8,175            0.5          27.03125       02/01/2008            46,516

   GULF

   Travis J. Bowden             13,583            0.8          27.03125       09/01/2006            77,287
   Arlan E. Scarbrough           6,721            0.4          27.03125        11/01/2004           38,242
   John E. Hodges, Jr.           6,575            0.4          27.03125       07/20/2008            37,412
   Francis M. Fisher, Jr.        6,005            0.4          27.03125       07/20/2008            34,168
   Robert G. Moore               4,881            0.3          27.03125       07/20/2008            27,773


   See next page for footnotes.

                                     III-19


                           STOCK OPTION GRANTS IN 1998





                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1          Present Value($)3
   ------------------------------------------------------------------------------------------------------------

   MISSISSIPPI

   Dwight H. Evans              11,693            0.7          27.03125       07/20/2008             66,533
   H. E. Blakeslee               7,068            0.4          27.03125       07/01/2008             40,217
   Don E. Mason                  6,926            0.4          27.03125       07/20/2008             39,409
   Michael W. Southern           5,997            0.4          27.03125       07/20/2008             34,123
   Andrew J. Dearman, III        4,893            0.3          27.03125       07/20/2008             27,841

   SAVANNAH

   G. Edison Holland, Jr.        7,951            0.5          27.03125       07/20/2008             45,241
   W. Miles Greer                4,901            0.3          27.03125       07/20/2008             27,887
   Kirby R. Willis               4,748            0.3          27.03125       07/20/2008             27,016


1 Performance Stock Plan grants were made on July 20, 1998, and vest 25% per year on the anniversary date of the grant. Grants fully vest upon termination incident to death, disability, or retirement. The exercise price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. In accordance with the terms of the Performance Stock
Plan, Mr. Blakeslee's unexercised options expire on July 1, 2008, three years after his normal retirement date; Mr. Bowden's unexercised options expire on
September 1, 2006, three years after his normal retirement date; Mr. Farris'
unexercised options expire on June 1, 2003, three years after his normal retirement date; Mr. Harris' unexercised options expire on May 1, 2007, three years after his normal retirement date; Mr. Haubein, Jr.'s unexercised options expire on February 1, 2008, three years after his normal retirement date; Mr.
Gene R. Hodges' unexercised options expire on April 1, 2006, three years after his normal retirement date; Mr. Parsons Jr.'s unexercised options expire on June
1, 2006, three years after his normal retirement date; and Mr. Scarbrough's unexercised options expire on November 1, 2004, three years after his normal retirement date.
2 A total of 1,659,519 stock options were granted in 1998 to key executives participating in SOUTHERN's Performance Stock Plan.
3 Based on the Black-Scholes option valuation model. The actual value, if any, an executive officer may realize ultimately depends on the market value of SOUTHERN's common stock at a future date. This valuation is provided pursuant to SEC disclosure rules. There is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Significant assumptions used to calculate this value: price volatility - 19.16%; risk-free rate of return -
5.46%; dividend opportunity - 50%; time to exercise - 10 years; reductions for probability of forfeiture before vesting - 9.61%; and reductions for probability of forfeiture before expiration - 15.51%. These assumptions reflect the effects of cash dividend equivalents paid to participants under the Performance Dividend
Plan assuming targets are met.


                                     III-20





AGGREGATED STOCK OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 1998, by the named executive officers and the value of unexercised options held by them as of December 31, 1998.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                    -                       -            183,510/79,994       1,929,365/424,248
Banks H. Farris               13,154                  99,117             24,020/28,937         181,514/150,304
William B. Hutchins, III           -                       -             32,521/22,034         279,966/116,806
Michael D. Garrett            13,165                  77,775              2,019/19,246           15,773/98,358
Earl B. Parsons, Jr.           6,005                  31,460              6,188/19,842          44,155/105,299

GEORGIA

H. Allen Franklin              3,560                  56,404            149,760/81,846       1,480,720/432,104
David M. Ratcliffe                 -                       -             69,668/38,325         708,769/203,513
Gene R. Hodges                 8,329                  79,692             26,842/23,007         215,427/122,705
Warren Y. Jobe                     -                       -             39,645/25,268         358,857/128,865
Robert H. Haubein, Jr.         6,684                  79,581             26,696/22,236         215,611/117,962

GULF

Travis J. Bowden              81,334                 969,563                  0/37,458               0/199,560
Arlan E. Scarbrough           11,200                  82,590                  0/18,295                0/97,050
John E. Hodges, Jr.           10,519                 117,035             15,640/18,007          114,024/95,730
Francis M. Fisher, Jr.         8,857                  78,155                  0/15,700                0/82,450
Robert G. Moore                    -                       -              6,368/11,522           45,011/57,844



See next page for footnotes.

                                     III-21


      AGGREGATED STOCK OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------

MISSISSIPPI

Dwight H. Evans                2,455                  37,055             40,274/31,458       341,070/165,956
H. E. Blakeslee                5,284                  60,270             21,932/19,270       175,814/102,347
Don E. Mason                       -                       -             11,421/18,882        80,640/100,284
Michael W. Southern                -                       -              7,942/14,658         55,894/74,599
Andrew J. Dearman, III             -                       -              6,737/12,448         47,781/64,906

SAVANNAH

G. Edison Holland, Jr.             -                       -             30,209/20,233       261,280/104,649
W. Miles Greer                     -                       -              6,655/11,824         47,029/59,900
Kirby R. Willis                    -                       -              6,192/11,327         43,806/57,231



1 This represents the excess of the fair market value of SOUTHERN's common stock of $29.0625 per share, as of December 31, 1998, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1998.
2 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.


                                     III-22



                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1998

Long-Term Incentive Plans. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1998 through December 31, 2001.

                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans

                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold          Target       Maximum
Name                       Units (#)1            or Payout             ($)2               ($)2          ($)2
----------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                291,502               4 years             145,751          291,502        583,004
Banks H. Farris                120,832               4 years              60,416          120,832        241,664
William B. Hutchins, III        89,508               4 years              44,754           89,508        179,017
Michael D. Garrett              89,508               4 years              44,754           89,508        179,017
Earl B. Parsons, Jr.            89,508               4 years              44,754           89,508        179,017

GEORGIA

H. Allen Franklin              330,751               4 years             165,376          330,751        661,502
David M. Ratcliffe             147,416               4 years              73,708          147,416        294,832
Gene R. Hodges                  89,508               4 years              44,754           89,508        179,017
Warren Y. Jobe                  89,508               4 years              44,754           89,508        179,017
Robert H. Haubein, Jr.          89,508               4 years              44,754           89,508        179,017

GULF

Travis J. Bowden               147,416               4 years              73,708          147,416        294,832
Arlan E. Scarbrough             65,265               4 years              32,632           65,265        130,530
John E. Hodges, Jr.             65,265               4 years              32,632           65,265        130,530
Francis M. Fisher, Jr.          65,265               4 years              32,632           65,265        130,530
Robert G. Moore                 65,265               4 years              32,632           65,265        130,530





See next page for footnotes.


                                     III-23



                                              LONG-TERM INCENTIVE PLANS - AWARDS IN 1998


                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans


                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold        Target          Maximum
Name                       Units (#)1            or Payout             ($)2             ($)2            ($)2
------------------------------------------------------------------------------------------------------------------


MISSISSIPPI

Dwight H. Evans              147,416                 4 years              73,708          147,416        294,832
H. E. Blakeslee               65,265                 4 years              32,632           65,265        130,530
Don E. Mason                  65,265                 4 years              32,632           65,265        130,530
Michael W. Southern           65,265                 4 years              32,632           65,265        130,530
Andrew J. Dearman, III        65,265                 4 years              32,632           65,265        130,530

SAVANNAH

G. Edison Holland, Jr.       107,637                 4 years              53,819          107,637        215,274
W. Miles Greer                46,620                 4 years              23,310           46,620         93,240
Kirby R. Willis               46,620                 4 years              23,310           46,620         93,240


1 A performance unit is a method of assigning a dollar value to a performance award opportunity. Under the Executive Productivity Improvement Plan,
Messrs. Harris and Franklin's number of units are based on the beginning of the period base salary mid-points. All other executive officers listed in this table are participants in the Productivity Improvement Plan of SOUTHERN, the number of units granted to these named executive officers is based on the weighted average of the base salary mid-points as of December 31 for each calendar year in the four-year computation period. No awards are paid unless the participant remains employed by the company through the end of the performance period.
2 The threshold, target and maximum value of a unit is $0.50, $1.00, and $2.00, respectively, and can vary based on SOUTHERN's return on common equity and total shareholder return relative to selected groups of electric and gas utilities. If certain minimum performance relative to the selected groups is not achieved, there will be no payout; nor is there a payout if the current earnings of SOUTHERN are not sufficient to fund the dividend rate paid in the last calendar year. The Plan provides that in the discretion of the committee, extraordinary income may be excluded for purposes of calculating the amount available for the payment of awards. All awards are payable in cash at the end of the performance period.


                                     III-24

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Pension Plan Table. The following table sets forth the estimated combined annual pension benefits under the Pension, Supplemental Defined Benefit, and Supplemental Executive Retirement Plans in effect during 1998 for the named executives at ALABAMA, GEORGIA, GULF and MISSISSIPPI and Mr. Holland at SAVANNAH. Employee compensation covered by the Pension, Supplemental Benefit, and Supplemental Executive Retirement Plans for pension purposes is limited to the average of the highest three of the final 10 years' compensation -- base salary plus the excess of annual and long-term incentive compensation over 25 percent of base salary (reported under column titled "Salary", "Bonus", and "Long-Term Incentive Payouts" in the Summary Compensation Tables on pages III-13 through III-18).

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


                                           Years of Accredited Service

Remuneration             15         20           25           30          35            40

    $  100,000       $ 25,500    $ 34,000    $ 42,500     $ 51,000      $ 59,500     $ 68,000
       300,000         76,500     102,000     127,500      153,000       178,500      204,000
       500,000        127,500     170,000     212,500      255,000       297,500      340,000
       700,000        178,500     238,000     297,500      357,000       416,500      476,000
       900,000        229,500     306,000     382,500      459,000       535,500      612,000
     1,100,000        280,500     374,000     467,500      561,000       654,500      748,000
     1,300,000        331,500     442,000     552,500      663,000       773,500      884,000


         As of December 31, 1998, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                           Compensation       Accredited
            Name                                 Level      Years of Service

            Elmer B. Harris                    $844,132            39
            Banks H. Farris                     391,968            39
            William B. Hutchins, III            319,544            32
            Michael D. Garrett                  268,316            30
            Earl B. Parsons, Jr.                269,744            37

                                     III-25

GEORGIA
                                             Compensation         Accredited
            Name                                 Level         Years of Service

            H. Allen Franklin                  $920,468                  27
            David M. Ratcliffe                  506,316                  27
            Gene R. Hodges                      342,084                  34
            Warren Y. Jobe1                     343,808                  34
            Robert H. Haubein, Jr.              326,044                  31

GULF
                                             Compensation         Accredited
            Name                                 Level         Years of Service

            Travis J. Bowden2                  $481,924                  32
            Arlan E. Scarbrough                 244,832                  35
            John E. Hodges, Jr.                 248,136                  32
            Francis M. Fisher, Jr.              227,144                  27
            Robert G. Moore                     183,044                  25

MISSISSIPPI
                                             Compensation         Accredited
            Name                                 Level         Years of Service

            Dwight H. Evans                    $398,224                  27
            H. E. Blakeslee                     274,248                  33
            Don E. Mason                        264,564                  32
            Michael W. Southern                 221,140                  23
            Andrew J. Dearman, III              185,060                  23

SAVANNAH
                                           Compensation           Accredited
            Name                                 Level         Years of Service

            G. Edison Holland, Jr.3            $280,560                   15
            W. Miles Greer                      143,858                   14
            Kirby R. Willis                     137,972                   24

---------------------------
1 The number of accredited years of service includes 7 years and 8 months credited to Mr. Jobe pursuant to a supplemental pension agreement.
2 The number of accredited years of service includes 10 years credited to
  Mr. Bowden pursuant to a supplemental pension agreement.
3 The number of accredited years of service includes 9 years and 3 months credited to Mr. Holland pursuant to a supplemental pension agreement.


                                     III-26

         Effective January 1, 1998, SAVANNAH merged its pension plan into SOUTHERN's Pension Plan. SAVANNAH also has in effect a supplemental executive retirement plan for certain of its executive employees. The plan is designed to provide participants with a supplemental retirement benefit, which, in conjunction with social security and benefits under SOUTHERN's qualified pension plan, will equal 70 percent of the highest three of the final 10 years' average annual earnings (excluding incentive compensation).

         The following table sets forth the estimated combined annual pension benefits under SOUTHERN's pension and SAVANNAH's supplemental executive retirement plans in effect during 1998 which are payable to SAVANNAH's named executives, except Mr.Holland who participates in the plans described on page III-25, upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

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

                                    III-27

Compensation of Directors.

         Standard Arrangements. The following table presents compensation paid to the directors, during 1998 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees payable in cash may be deferred under the Deferred Compensation Plan until membership on the board is terminated or may be payable in SOUTHERN common stock at the election of the director.


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

         Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 1998 in addition to or in lieu of that specified by the standard arrangements specified above.

                                     III-28

Employment Contracts and Termination of Employment and Change in Control Arrangements.


Each registrant has adopted SOUTHERN's Change in Control Plan which is applicable to certain of its officers, and has entered into individual change in control agreements with its most highly compensated executive officers. If an executive is involuntarily terminated, other than for cause, within two years following a change in control of SOUTHERN the agreements provide for:

o lump sum payment of two or three times annual compensation,
o up to five years' coverage under group health and life insurance plans,
o immediate vesting of all stock options and stock appreciation rights previously granted,
o payment of any accrued long-term and short-term bonuses and dividend equivalents, and
o payment of any excise tax liability incurred as a result of payments made under the agreement.

A change in control is defined under the agreements as:

o   acquisition of at least 20 percent of the SOUTHERN's stock,
o a change in the majority of the members of the SOUTHERN's board of directors,
o a merger or other business combination that results in SOUTHERN's shareholders immediately before the merger owning less than 65 percent of the voting power after the merger, or
o   a sale of substantially all the assets of SOUTHERN.

     If a change in control affects only a subsidiary of SOUTHERN, these payments would only be made to executives of the affected subsidiary who are involuntarily terminated as a result of that change in control.

     SOUTHERN also has amended its short- and long-term incentive plans to provide for pro-rata payments at not less than target-level performance if a change in control occurs and the plans are not continued or replaced with comparable plans.

     On February 28, 1998, SOUTHERN and GEORGIA entered into a Deferred Compensation Agreement with Mr. Franklin. On the fifth anniversary of the Agreement, if Mr. Franklin is still employed by SOUTHERN or one of its subsidiaries, he will receive the cash value of the number of shares of common stock that could have been purchased for $500,000 on February 28, 1998, and on which dividends were reinvested throughout the five-year period. If certain performance goals are met, Mr. Franklin also will receive the estimated income tax expense on the compensation. Mr. Franklin may elect to defer receipt of the award until termination of employment.

     SOUTHERN and GEORGIA entered into a Deferred Compensation
Agreement with Mr. Jobe. Mr. Jobe becomes eligible for benefits under the terms of this Agreement if one of the following Eligibility Events occurs: (1) Mr. Jobe terminates employment with SOUTHERN or one of its subsidiaries on or after attaining age sixty-two and enters into a release as provided by the Agreement; or (2) Mr. Jobe, after entering into this Agreement but while employed by SOUTHERN or one of its subsidiaries, becomes totally and permanently disabled as determined by a medical doctor selected by SOUTHERN and enters into a release as provided by the Agreement. Upon the occurrence of an eligibility event as detailed in item (1) above, SOUTHERN agrees to pay Mr. Jobe a lump sum amount equal to two times base pay in effect at the time of the eligibility event; a lump sum amount equal to the present value of the monthly Early Retirement Reduction Percentage of Employee's Accrued Retirement Income under the pension plan, plus an amount equal to the reduction of Mr. Jobe's monthly Supplemental Employee Retirement Plan benefit; and consulting fees for services provided by Mr. Jobe as an independent contractor. Upon the occurrence of an eligibility event as detailed in item (2) above, SOUTHERN agrees to pay Mr. Jobe a lump sum amount




                               III-29

Employment Contracts and Termination of Employment and Change in Control Arrangements. (continued)

equal to two times base pay in effect at the time of the eligibility event; and a lump sum amount equal to the present value of the monthly Early Retirement Reduction Percentage of Employee's Accrued Retirement Income under the pension plan, plus an amount equal to the reduction of Mr. Jobe's monthly Supplemental Employee Retirement Plan benefit.


Report on Repricing of Options.

         None.

Compensation Committee Interlocks and Insider Participation.

         None.



                                     III-30

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

Security Ownership of Management. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1998. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1998.

Name of Directors,
Nominees and                                       Number of Shares
Executive Officers           Title of Class        Beneficially Owned (1) (2)

ALABAMA

Whit Armstrong               SOUTHERN Common                   16,949

David J. Cooper, Sr.         SOUTHERN Common                      379

A. William Dahlberg          SOUTHERN Common                  355,291

Peter V. Gregerson, Sr.      SOUTHERN Common                      575

Elmer B. Harris              SOUTHERN Common                  222,887

Carl E. Jones, Jr.           SOUTHERN Common                   11,403

Patricia M. King             SOUTHERN Common                      177

James K. Lowder              SOUTHERN Common                     5,47

                                     III-31

Name of Directors,
Nominees and                                           Number of Shares
Executive Officers             Title of Class          Beneficially Owned (1)(2)


Thomas C. Meredith             SOUTHERN Common                        18

William V. Muse                SOUTHERN Common                       575

John T. Porter                 SOUTHERN Common                     1,008

Robert D. Powers               SOUTHERN Common                       575

Andreas Renschler              SOUTHERN Common                       410

C. Dowd Ritter                 SOUTHERN Common                       177

William J. Rushton, III        SOUTHERN Common                     8,148

James H. Sanford               SOUTHERN Common                       511

John C. Webb, IV               SOUTHERN Common                    19,572

Banks H. Farris                SOUTHERN Common                    28,112

Michael D. Garrett             SOUTHERN Common                     8,087

William B. Hutchins, III       SOUTHERN Common                    48,307

Earl B. Parsons Jr.            SOUTHERN Common                    10,895

The directors, nominees,
and executive officers
as a group                     SOUTHERN Common                   728,635


GEORGIA

Daniel P. Amos                 SOUTHERN Common                       168

Juanita P. Baranco             SOUTHERN Common                       168

A. William Dahlberg            SOUTHERN Common                   355,291

W. A. Fickling, Jr.            SOUTHERN Common                     1,069


                                     III-32

Name of Directors,
Nominees and                                           Number of Shares
Executive Officers            Title of Class           Beneficially Owned(1)(2)

H. Allen Franklin             SOUTHERN Common                  177,239

L. G. Hardman III             SOUTHERN Common                   16,062

Warren Y. Jobe                SOUTHERN Common                   70,034
                              GEORGIA Preferred                    200

James R. Lientz, Jr.          SOUTHERN Common                      946

G. Joseph Prendergast         SOUTHERN Common                      961

Herman J. Russell             SOUTHERN Common                   10,710

Gloria M. Shatto              SOUTHERN Common                   18,830
                              GEORGIA Preferred                  1,200

W. J. Vereen                  SOUTHERN Common                      496

Carl Ware                     SOUTHERN Common                      646

William C. Archer, III        SOUTHERN Common                   17,500

Robert H. Haubein, Jr.        SOUTHERN Common                   29,002

Gene R. Hodges                SOUTHERN Common                   43,245

David M. Ratcliffe            SOUTHERN Common                   79,206

The directors, nominees
and executive officers
as a group                    SOUTHERN Common                  917,255
                              GEORGIA Preferred                  1,650


                                     III-33

Name of Directors,
Nominees and                                          Number of Shares
Executive Officers           Title of Class           Beneficially Owned (1) (2)

GULF

Travis J. Bowden             SOUTHERN Common                  34,889

Paul J. DeNicola             SOUTHERN Common                 139,642

Fred C. Donovan, Sr.         SOUTHERN Common                     637

W. Deck Hull, Jr.            SOUTHERN Common                   2,549

Joseph K. Tannehill          SOUTHERN Common                   4,439

Barbara H. Thames            SOUTHERN Common                     160

Francis M. Fisher, Jr.       SOUTHERN Common                   6,604

John E. Hodges, Jr.          SOUTHERN Common                  37,925

Robert G. Moore              SOUTHERN Common                  20,729

Arlan E. Scarbrough          SOUTHERN Common                  20,039


The directors, nominees
and executive officers
as a group                   SOUTHERN Common                 267,502


MISSISSIPPI

Paul J. DeNicola             SOUTHERN Common                 139,642

Edwin E. Downer              SOUTHERN Common                   5,365

Dwight H. Evans              SOUTHERN Common                  62,158
                             GEORGIA Preferred                   400
                             MISSISSIPPI Preferred               200
                             SOUTHERN Preferred                  200

Robert S. Gaddis             SOUTHERN Common                   3,183


                                     III-34

Name of Directors,
Nominees and                                        Number of Shares
Executive Officers             Title of Class       Beneficially Owned (1) (2)

Aubrey K. Lucas                SOUTHERN Common               1,940

George A. Schloegel            SOUTHERN Common                 485

Philip J. Terrell              SOUTHERN Common               1,103

N. Eugene Warr                 SOUTHERN Common                 688

H. E. Blakeslee                SOUTHERN Common              26,201

Andrew J. Dearman, III         SOUTHERN Common              11,674

Don E. Mason                   SOUTHERN Common              34,258

Michael W. Southern            SOUTHERN Common               7,430

The directors, nominees
and executive officers
as a group                     SOUTHERN Common             294,125
                               GEORGIA Preferred               400
                               MISSISSIPPI Preferred           233
                               SOUTHERN Preferred              200


SAVANNAH

Archie H. Davis                SOUTHERN Common                 190

Paul J. DeNicola               SOUTHERN Common             139,642

Walter D. Gnann                SOUTHERN Common               1,833

G. Edison Holland              SOUTHERN Common              32,589

Robert B. Miller, III          SOUTHERN Common               2,203

Arnold M. Tenenbaum            SOUTHERN Common                 793


                                     III-35

Name of Directors,
Nominees and                                         Number of Shares
Executive Officers           Title of Class          Beneficially Owned (1) (2)

W. Miles Greer               SOUTHERN Common              9,599

Kirby R. Willis              SOUTHERN Common             10,996


The directors, nominees
and executive officers
as a group                   SOUTHERN Common            185,772



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

(2) The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
     Mr. Blakeslee, 21,932 shares; Mr. Dahlberg, 289,787 shares; Mr. DeNicola, 103,158 shares; Mr. Evans, 40,274 shares; Mr. Farris, 24,020 shares; Mr. Franklin, 149,760 shares; Mr. Greer, 6,655 shares; Mr. Harris, 183,510 shares; Mr. Haubein, 26,696 shares; Mr. G. R. Hodges, 26,842 shares; Mr. J.
     E. Hodges, 15,640 shares; Mr. Holland, 30,209 shares; Mr. Hutchins, 32,521 shares; Mr. Jobe, 39,645 shares; Mr. Mason, 11,421 shares; Mr. Southern, 7,942 shares, and Mr. Willis, 6,192 shares. Also included are shares of SOUTHERN common stock held by the spouses of the following directors: Mr. Bowden, 500 shares; Mr. DeNicola, 12,072 shares; Mr. Gaddis; 1,200 shares; Mr. Hardman, 100 shares; Mr. Harris, 310 shares, and Dr. Shatto, 14,113 shares. Also included are shares of common stock held in the Southern Company Deferred Stock Trust of which certain directors have the power to direct the voting, as follows: Mr. Hardman, 6,714 shares and Dr. Shatto, 799 shares. Also included are 1,200 shares of GEORGIA preferred stock held by Dr. Shatto's spouse.


                                     III-36

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     ALABAMA

Transactions with management and others.

Mr. Whit Armstrong is President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama; Mr. Carl E. Jones, Jr. is President and Chief Executive Officer of Regions Financial Corporation, Birmingham, Alabama; Mr. Wallace D. Malone is Chairman and Chief Executive Officer of SouthTrust Corporation, Birmingham, Alabama. Mr. C. Dowd Ritter is Chairman, President, Chief Executive Officer and Director of AmSouth Bancorporation and AmSouth Bank, Birmingham, Alabama. During 1998, these banks furnished a number of regular banking services in the ordinary course of business to ALABAMA. ALABAMA intends to maintain normal banking relations with all the aforesaid banks in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                     GEORGIA

Transactions with management and others.

     Mr. L. G. Hardman III is Chairman of the Board of The First National Bank of Commerce, Georgia; Mr. James R. Lientz, Jr. is President of NationsBank Mid-South Banking Group, Atlanta, Georgia; Mr. G. Joseph Prendergast is Senior Executive Vice President, Wachovia Corporation, Atlanta, Georgia; and Mr. Herman
J. Russell is Chairman of the Board of Citizens Trust Bank, Atlanta, Georgia. During 1998, these banks furnished a number of regular banking services in the ordinary course of business to GEORGIA. GEORGIA intends to maintain normal banking relations with all the aforesaid banks in the future.

    In 1998, GEORGIA leased a building from Riverside Manufacturing Co. for approximately $84,075. Also,Riverside Manufacturing sold to GEORGIA fire retardant uniforms for $88,646. Mr. William J. Vereen is Chief Executive Officer, President, Treasurer and Director of Riverside Manufacturing Co.

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

     Mr. Robert S. Gaddis is Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi; Mr. George A. Schloegel is President of Hancock Bank, Gulfport, Mississippi. During 1998, these banks furnished a number of regular banking services in the ordinary course of business to MISSISSIPPI. MISSISSIPPI intends to maintain normal banking relations with the aforesaid banks in the future.

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



                                     III-38

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

     (3) Exhibits:

         Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.


(b) Reports on Form 8-K during the fourth quarter of 1998 were as follows:


     SOUTHERN filed Current Reports on Form 8-K:

              Date of event: December 18, 1998
              Items reported: Items 5 and 7

              Date of event: December 21, 1998
              Items reported: Item 5

     ALABAMA filed Current Reports on Form 8-K:

              Date of event: October 7, 1998
              Items reported: Items 5 and 7

              Date of event:  October 28, 1998
              Items reported: Items 5 and 7

              Date of event:  November 12, 1998
              Items reported: Items 5 and 7

     GEORGIA filed Current Reports on Form 8-K:

              Date of event: November 19, 1998
              Items reported: Items 5 and 7

              Date of event: November 19, 1998
              Items reported: Items 5 and 7

     SAVANNAH filed a Current Report on Form 8-K:

              Date of event:  December 3, 1998
              Items reported: Items 5 and 7

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

     Date: March 24, 1999

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

     A. W. Dahlberg
     Chairman of the Board, President and
     Chief Executive Officer
     (Principal Executive Officer)

     W. L. Westbrook
     Financial Vice President, Chief Financial Officer and
     Treasurer
     (Principal Financial and Accounting Officer)

                          Directors:
    John C. Adams                 Elmer B. Harris
    A. D. Correll                 Zack T. Pate
    Paul J. DeNicola              William J. Rushton, III
    Jack Edwards                  Gloria M. Shatto
    H. Allen Franklin             Gerald J. St. Pe'
    Bruce S. Gordon               Herbert Stockham
    L. G. Hardman III

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 24, 1999

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

     Date: March 24, 1999

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

     Elmer B. Harris
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Art P. Beattie
     Vice President, Secretary and Comptroller
     (Principal Accounting Officer)

                          Directors:
    Whit Armstrong                     Thomas C. Meredith
    David J. Cooper                    John T. Porter
    A. W. Dahlberg                     Robert D. Powers
    Peter V. Gregerson, Sr.            Andreas Renschler
    Carl E. Jones, Jr.                 C. Dowd Ritter
    Patricia M. King                   James H. Sanford
    James K. Lowder                    John Cox Webb, IV
    Wallace D. Malone, Jr.

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 24, 1999

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

     Date: March 24, 1999

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

     H. Allen Franklin
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     David M. Ratcliffe
     Executive Vice President, Chief Financial Officer and Treasurer
     (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                          Directors:
     Juanita P. Baranco           Zell Miller
     A. W. Dahlberg               G. Joseph Prendergast
     William A. Fickling, Jr.     Herman J. Russell
     L. G. Hardman III            William Jerry Vereen
     Warren Y. Jobe               Carl Ware
     James R. Lientz, Jr.

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 24, 1999


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

     Date: March 24, 1999

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

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Arlan E. Scarbrough
     Vice President - Finance
     (Principal Financial and Accounting Officer)

                        Directors:
     Paul J. DeNicola           Joseph K. Tannehill
     Fred C. Donovan, Sr.       Barbara H. Thames
     W. Deck Hull, Jr.

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 24, 1999

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

     Date: March 24, 1999

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

     Dwight H. Evans
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Secretary, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                         Directors:
      Paul J. DeNicola          George A. Schloegel
      Edwin E. Downer           Philip J. Terrell
      Robert S. Gaddis          Gene Warr
      Linda T. Howard

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 24, 1999

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

     Date: March 24, 1999

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

     Date: March 24, 1999

Exhibit 21.      Subsidiaries of the Registrants.*

                                                    Jurisdiction of
Name of Company                                     Organization
------------------------------------------------ -- ---------------------

The Southern Company                                Delaware
    Southern Company Capital Trust I                Delaware
    Southern Company Capital Trust II               Delaware
    Southern Company Capital Trust III              Delaware
    Southern Company Capital Trust IV               Delaware
    Southern Company Capital Trust V                Delaware
    Southern Company Capital Trust VI               Delaware
    Southern Company Capital Trust VII              Delaware

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

Savannah Electric and Power Company                 Georgia
    Savannah Electric Capital Trust I               Delaware

Southern Energy, Inc.                               Delaware
------------------------------------------------ -- ---------------------

*This information is as of December 31, 1998. In addition, the list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K Item 601.

                                                    Exhibit 23(a)



                              ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedule, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-30171, 33-51433,
33-54415, 33-57951, 33-58371, 33-60427, 333-09077, 333-44127, 333-44261 and
333-64871.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 1999
                                      IV-6

                              ARTHUR ANDERSEN LLP

                                                 Exhibit 23(b)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of Alabama Power Company and the related financial statement schedule, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File Nos. 33-61845 and 333-67453.




/s/  Arthur Andersen LLP
Birmingham, Alabama
March 22, 1999

                              ARTHUR ANDERSEN LLP

                                                  Exhibit 23(c)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of Georgia Power Company and the related financial statement schedule, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File No. 333-43895.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 1999

                                                               Exhibit 23(d)


                              ARTHUR ANDERSEN LLP



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of Gulf Power Company and the related financial statement schedule, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File Nos. 33-50165 and 333-42033.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 1999

                               ARTHUR ANDERSEN LLP


                                                             Exhibit 23 (e)






                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of Mississippi Power Company and the related financial statement schedule, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File No. 333-45069.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 1999

                              ARTHUR ANDERSEN LLP

                                                           Exhibit 23(f)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 10, 1999 on the financial statements of Savannah Electric and Power Company and the related financial statement schedule, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File No. 333-46171.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 1999

                              ARTHUR ANDERSEN LLP




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To The Southern Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Alabama Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Birmingham, Alabama
February 10, 1999

                              ARTHUR ANDERSEN LLP



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Georgia Power Company:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Gulf Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999

                              ARTHUR ANDERSEN LLP



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Mississippi Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999

                              ARTHUR ANDERSEN LLP




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Savannah Electric and Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 10, 1999

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule
                                                                           Page

II     Valuation and Qualifying Accounts and Reserves
        1998, 1997 and 1996
         The Southern Company and Subsidiary Companies.....................S-2
         Alabama Power Company.............................................S-3
         Georgia Power Company.............................................S-4
         Gulf Power Company................................................S-5
         Mississippi Power Company.........................................S-6
         Savannah Electric and Power Company...............................S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.




                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 ----------------------------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
         Description                          of Period             Income           Accounts       Deductions          of Period
  ------------------------------------- ------------------------ -------------- ------------------- --------------- ----------------
  Provision for uncollectible
     accounts
       1998..........................           $77,056            $64,789            $6,325          $35,659 (1)        $112,511
       1997..........................            31,587             35,930            36,290 (2)       26,751 (1)          77,056
       1996..........................            37,119             24,768                48           30,348 (1)          31,587

-------------------
Notes:
    (1)  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2)  Includes the addition of a Purchased Reserve in the amount of $37,000  related to the acquisition of
         CEPA.



                              ALABAMA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                            Additions
                                                                  ---------------------------------------

                                       Balance at Beginning  Charged to      Charged to Other                     Balance at End
         Description                         of Period         Income            Accounts        Deductions          of Period
  ------------------------------------ ----------------------------------- ------------------ ----------------- ---------------
  Provision for uncollectible
    accounts
       1998..........................         $2,272           $7,702             $-             $8,119 (Note)        $1,855
       1997..........................          1,171            8,580              -              7,479 (Note)         2,272
       1996..........................          1,212            8,214              -              8,255 (Note)         1,171

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                              GEORGIA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                       Additions
                                                              ---------------------------------------

                                      Balance at Beginning    Charged to     Charged to Other                     Balance at End
         Description                        of Period            Income           Accounts        Deductions          of Period
  ----------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
  Provision for uncollectible
    accounts
       1998..........................         $3,000            $17,856             $-             $15,356 (Note)        $5,500
       1997..........................          4,000              7,888              -               8,888 (Note)         3,000
       1996..........................          5,000             11,815              -              12,815 (Note)         4,000

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                               GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31,1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                --------------------------------------

                                       Balance at Beginning     Charged to      Charged to Other                    Balance at End
         Description                         of Period             Income            Accounts      Deductions           of Period
  ------------------------------------ ------------------------ --------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       1998..........................           $796               $2,288               $-           $2,088 (Note)        $996
       1997..........................            789                1,350                -            1,343 (Note)         796
       1996..........................            768                1,850                7            1,836 (Note)         789

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                      S-5




                            MISSISSIPPI POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 --------------------------------------

                                       Balance at Beginning      Charged to     Charged to Other                    Balance at End
         Description                         of Period              Income           Accounts      Deductions           of Period
  ------------------------------------ ------------------------- -------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       1998..........................           $698                $1,510             $31           $1,618 (Note)        $621
       1997..........................            839                 1,128              56            1,325 (Note)         698
       1996..........................            802                 1,726              41            1,730 (Note)         839

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                       SAVANNAH ELECTRIC AND POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                -------------------------------------

                                         Balance at Beginning   Charged to   Charged to Other                   Balance at End
         Description                           of Period           Income         Accounts      Deductions          of Period
  -------------------------------------- ---------------------- ------------ ------------------ --------------- -----------------
  Provision for uncollectible
    accounts
       1998..........................             $354               $417           $-            $487 (Note)         $284
       1997..........................              632                192            -             470 (Note)          354
       1996..........................              983                126            -             477 (Note)          632

-------------------
Note:  Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

                                  EXHIBIT INDEX

    The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a pound sign are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 601 of Regulation S-K of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

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


         ALABAMA

           (b)  1 - Charter of ALABAMA and amendments thereto through August
                    10, 1998. (Designated in Registration Nos. 2-59634 as
                    Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit 2(b), 2-70838 as Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2,
                    33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in
                    Form 8-K dated February 5, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as
                    Exhibit 4(b)-3, in Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(a), in Certificate of Notification, File No. 70-8191, as Exhibit A, in ALABAMA's Form 10-K for the year ended December 31, 1997, File No. 1-3164, as Exhibit 3(b)2 and Form 8-K dated August 10, 1998, File No. 1-3164, as Exhibit 4.4.)

           (b) 2 - By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect. (Designated in Form U-1, File No. 70-8191, as Exhibit A-2.)


         GEORGIA

           (c) 1 - Charter of GEORGIA and amendments thereto through January 26, 1998. (Designated in Registration Nos. 2-63392 as Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3), 2-93039 as Exhibit 4(a)-(2), 2-96810 as Exhibit
                    4(a)-2, 33-141 as Exhibit 4(a)-(2), 33-1359 as Exhibit
                    4(a)(2), 33-5405 as Exhibit 4(b)(2), 33-14367 as Exhibits
                    4(b)-(2) and 4(b)-(3), 33-22504 as Exhibits 4(b)-(2),
                    4(b)-(3) and 4(b)-(4), in GEORGIA's Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibits 4(a)(2) and 4(a)(3), in Registration No. 33-48895 as Exhibits 4(b)-(2) and 4(b)-(3), in Form 8-K dated December 10, 1992, File No. 1-6468 as Exhibit 4(b), in Form 8-K dated June 17, 1993, File No. 1-6468, as Exhibit 4(b), in Form 8-K dated October 20, 1993, File No. 1-6468, as Exhibit 4(b) and in GEORGIA's Form 10-K for the year ended December 31, 1997, File No. 1-6468, as Exhibit 3(c)2.)

           (c) 2 - By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 3.)

         GULF

           (d) 1 - Restated Articles of Incorporation of GULF and amendments thereto through January 28, 1998. (Designated in Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File No. 0-2429, as Exhibit 4, in Form 8-K dated November 3, 1993, File No. 0-2429, as Exhibit 4 and in GULF's Form 10-K for the year ended December 31, 1997, File No. 0-2429, as
                    Exhibit 3(d)2.)

           (d) 2 - By-laws of GULF as amended effective July 26, 1996, and as presently in effect. (Designated in Form U-1, File No. 70-8949, as Exhibit A-2(c).)


         MISSISSIPPI

           (e) 1 - Articles of Incorporation of MISSISSIPPI, articles of merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through December 31, 1997. (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987, File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibits 4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File No. 0-6849, as Exhibit 4(b)-3, in Form 8-K dated August 18, 1993, File No. 0-6849, as Exhibit 4(b)-3 and in MISSISSIPPI's Form 10-K for the year ended December 31, 1997, File No. 0-6849, as Exhibit 3(e)2.)

           (e) 2 - By-laws of MISSISSIPPI as amended effective April 2, 1996, and as presently in effect. (Designated in Form U5S for 1995, File No. 30-222-2, as Exhibit B-10.)


         SAVANNAH

           (f) 1 - Charter of SAVANNAH and amendments thereto through November 10, 1993. (Designated in Registration Nos. 33-25183 as Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2) and in Form 8-K dated November 9, 1993, File No. 1-5072, as Exhibit 4(b).)

       *   (f)  2 - Amendment to charter of SAVANNAH dated December 2, 1998.

           (f)  3 - By-laws of SAVANNAH as amended effective February 16,
                    1994, and as presently in effect. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1993, as Exhibit 3(f)2.)


(4)   Instruments Describing Rights of Security Holders, Including Indentures

         SOUTHERN

           (a)  1 - Subordinated Note Indenture dated as of February 1,
                    1997, among SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto dated as of February 4, 1997. (Designated in Registration Nos. 333-28349 as Exhibits 4.1 and 4.2 and 333-28355 as Exhibit 4.2.)

           (a) 2 - Subordinated Note Indenture dated as of June 1, 1997, among SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto through that dated as of December 23, 1998. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)2, in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit
                    4.2 and in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.4.)

           (a) 3 - Amended and Restated Trust Agreement of Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.6)

           (a) 4 - Amended and Restated Trust Agreement of Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.6)

           (a) 5 - Amended and Restated Trust Agreement of Southern Company Capital Trust III dated as of June 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)5.)

           (a) 6 - Amended and Restated Trust Agreement of Southern Company Capital Trust IV dated as of June 1, 1998. (Designated in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit 4.5.)

           (a) 7 - Amended and Restated Trust Agreement of Southern Company Capital Trust V dated as of December 1, 1998. (Designated in Form 8-K dated December 18, 1998, File No. 1-3526, as
                    Exhibit 4.7A.)

           (a) 8 - Capital Securities Guarantee Agreement relating to Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.10)

           (a) 9 - Capital Securities Guarantee Agreement relating to Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.10)

           (a) 10 - Preferred Securities Guarantee Agreement relating to Southern Company Capital Trust III dated as of June 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)8.)

           (a) 11 - Preferred Securities Guarantee Agreement relating to Southern Company Capital Trust IV dated as of June 1, 1998. (Designated in Form 8-K dated June 18, 1998, File No. 1-3626, as Exhibit 4.8.)

           (a) 12 - Preferred Securities Guarantee Agreement relating to Southern Company Capital Trust V dated as of December 1, 1998. (Designated in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.11A.)


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

           (b) 3 - Subordinated Note Indenture dated as of January 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated as of February 25, 1999. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2 and in Form 8-K dated February 18, 1999, File No. 3164, as Exhibit 4.2.)

           (b) 4 - Senior Note Indenture dated as of December 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated November 17, 1998. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2, in Form 8-K dated February 20, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated April 17, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 11, 1998, File No. 1-3164, as
                    Exhibit 4.2, in Form 8-K dated September 8, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 16, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 7, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 28, 1998, File No. 1-3164, as Exhibit 4.2 and in Form 8-K dated November 12, 1998, File No. 1-3164, as
                    Exhibit 4.2 .)

           (b) 5 - Amended and Restated Trust Agreement of Alabama Power Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

           (b) 6 - Amended and Restated Trust Agreement of Alabama Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.5.)

           (b) 7 - Amended and Restated Trust Agreement of Alabama Power Capital Trust III dated as of February 1, 1999. (Designated in Form 8-K dated February 18, 1999, File No. 1-3164, as
                    Exhibit 4.5.)

           (b) 8 - Guarantee Agreement relating to Alabama Power Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

           (b)  9 - Guarantee Agreement relating to Alabama Power Capital
                    Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.8.)

           (b) 10 - Guarantee Agreement relating to Alabama Power Capital
                    Trust III dated as of February 1, 1999. (Designated in Form 8-K dated February 18, 1999, File No. 1-3164, as Exhibit 4.8.)

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

           (c) 4 - Subordinated Note Indenture dated as of June 1, 1997, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated as of February 25, 1999. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits D and E and Form 8-K dated February 17, 1999, File No. 1-6468, as Exhibit 4.4.)

           (c) 5 - Senior Note Indenture dated as of January 1, 1998, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated as of March 9, 1999. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1 and 4.2, in Forms 8-K each dated November 19, 1998, File No. 1-6468, as Exhibit
                    4.2 and in Form 8-K dated March 3, 1999, File No. 1-6469 as
                    Exhibit 4.2.)

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

           (c) 9 - Amended and Restated Trust Agreement of Georgia Power Capital Trust IV dated as of February 1, 1999. (Designated in Form 8-K dated February 17, 1999, as Exhibit 4.7-A)

           (c) 10 - Guarantee Agreement relating to Georgia Power Capital
                    Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.8.)

           (c) 11 - Guarantee Agreement relating to Georgia Power Capital
                    Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.8.)

           (c) 12 - Guarantee Agreement relating to Georgia Power Capital Trust III dated as of June 1, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit F.)

           (c) 13 - Guarantee Agreement relating to Georgia Power Capital Trust IV dated as of February 1, 1999. (Designated in Form 8-K dated February 17, 1999, as Exhibit 4.11-A.)

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

           (d) 3 - Senior Note Indenture dated as of January 1, 1998, between GULF and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of June 24, 1998. (Designated in Form 8-K dated June 17, 1998, File No. 0-2429, as Exhibits 4.1 and 4.2.)

           (d)  4 - Amended and Restated Trust Agreement of Gulf Power
                    Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.5.)

           (d)  5 - Amended and Restated Trust Agreement of Gulf Power
                    Capital Trust II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.5.)

           (d)  6 - Guarantee Agreement relating to Gulf Power Capital Trust
                    I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.8.)

           (d) 7 - Guarantee Agreement relating to Gulf Power Capital Trust II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.8.)


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

           (e) 2 - Senior Note Indenture dated as of May 1, 1998 between MISSISSIPPI and Bankers Trust Company, as Trustee and indentures supplemental thereto through May 20, 1998. (Designated in Form 8-K dated May 14, 1998, File No. 0-6849, as Exhibits 4.1, 4.2(a) and 4.2(b).)

           (e)  3 - Subordinated Note Indenture dated as of February 1,
                    1997, between MISSISSIPPI and Bankers Trust Company, as Trustee, and indenture supplemental thereto dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibits 4.1 and 4.2.)

           (e)  4 - Amended and Restated Trust Agreement of Mississippi
                    Power Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.5.)

           (e)  5 - Guarantee Agreement relating to Mississippi Power
                    Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as
                    Exhibit 4.8.)


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

           (f)  3 - Subordinated Note Indenture dated as of December 1,
                    1998, between SAVANNAH and The Bank of New York, as Trustee, and indenture supplemental thereto dated as of December 9, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.3 and 4.4.)

           (f) 4 - Amended and Restated Trust Agreement of Savannah Electric Capital Trust I dated as of December 1, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.7.)

           (f)  5 - Guarantee Agreement relating to Savannah Electric
                    Capital Trust I dated as of December 1, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.11.)

(10)     Material Contracts

         SOUTHERN

           (a)  1 - Service contracts dated as of January 1, 1984, between
                    SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(3).)

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

           (a) 21 - Nuclear Operating Agreement between Southern Nuclear and GEORGIA dated as of July 1, 1993. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)21.)

           (a) 22 - Pseudo Scheduling and Services Agreement between
                    GEORGIA and MEAG dated as of April 8, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)22.)

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

           (a) 48 - Revised and Restated Coordination Services Agreement between and among GEORGIA, OPC and Georgia Systems Operations Corporation dated as of September 10, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)48.)

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

       # * (a) 59 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998.

       # * (a) 60 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998.

         * (a) 61 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three.

         * (a) 62 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two.

         * (a) 63 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998.

       #   (a) 64 - The Deferred Compensation Plan for the Directors of
                    The Southern Company and First Amendment and Second Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
                    Exhibit 10(a)76 and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)75.)

       #   (a) 65 - The Southern Company Outside Directors Pension
                    Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

       # * (a) 66 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998.

       #   (a) 67 - The Southern Company Outside Directors Stock Plan
                    and First Amendment thereto. (Designated in Registration No. 33-54415 as Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)79.)

       #   (a) 68 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)80.)

       # * (a) 69 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998.

           (a) 70 - The Southern Company Pension Plan, effective as of
                    January 1, 1997 and Amendment Number One thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)83 and in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)79.)

         * (a) 71 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan.

       # * (a) 72 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998.

       #   (a) 73 - The Southern Company Supplemental Executive
                    Retirement Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)81.)

       # * (a) 74 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan.

       #   (a) 75 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)82.)

       # * (a) 76 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan.

       # * (a) 77 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998.

         * (a) 78 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998.

       # * (a) 79 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998.

       # * (a) 80 - Deferred Compensation Agreement between SOUTHERN,
                    GEORGIA and Henry Allen Franklin.

       # * (a) 81 - Deferred Compensation Agreement between SOUTHERN,
                    Southern Nuclear and William G. Hairston III.

       # * (a) 82 - Deferred Compensation Agreement between SOUTHERN,
                    GEORGIA and Warren Y. Jobe.

       # * (a) 83 - Change in Control Agreement between SOUTHERN,
                    Southern Energy Resources, Inc. and Thomas G. Boren.

       # * (a) 84 - Change in Control Agreement between SOUTHERN,
                    GULF and Travis J. Bowden.

       # * (a) 85 - Change in Control Agreement between SOUTHERN, SCS and A. W. Dahlberg.

       # * (a) 86 - Change in Control Agreement between SOUTHERN, SCS and Paul J. DeNicola.

       # * (a) 87 - Change in Control Agreement between SOUTHERN,
                    MISSISSIPPI and Dwight H. Evans.

       # * (a) 88 - Change in Control Agreement between SOUTHERN,
                    ALABAMA and Banks Harry Farris.

       # * (a) 89 - Change in Control Agreement between SOUTHERN,
                    GEORGIA and Henry Allen Franklin.

       # * (a) 90 - Change in Control Agreement between SOUTHERN,
                    Southern Nuclear and William G. Hairston, III.

       # * (a) 91 - Change in Control Agreement between SOUTHERN,
                    ALABAMA and Elmer B. Harris.

       # * (a) 92 - Change in Control Agreement between SOUTHERN,
                    SAVANNAH and G. Edison Holland, Jr.

       # * (a) 93 - Change in Control Agreement between SOUTHERN, SCS and C. Alan Martin.

       # * (a) 94 - Change in Control Agreement between SOUTHERN, SCS and Charles Douglas McCrary.

       # * (a) 95 - Change in Control Agreement between SOUTHERN,
                    GEORGIA and David M. Ratcliffe.

       # * (a) 96 - Change in Control Agreement between SOUTHERN, SCS and Stephen A. Wakefield.

       # * (a) 97 - Change in Control Agreement between SOUTHERN, SCS and W. Lawrence Westbrook.


         ALABAMA

           (b)  1 - Service contracts dated as of January 1, 1984, between
                    SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

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

       # * (b) 19 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998. See
                    Exhibit 10(a)59 herein.

       # * (b) 20 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998. See Exhibit 10(a)60 herein.

         * (b) 21 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)61 herein.

         * (b) 22 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

         * (b) 23 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998. See Exhibit 10(a)63 herein.

       # * (b) 24 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)66 herein.

       #   (b) 25 - The Southern Company Outside Directors Pension
                    Plan. See Exhibit 10(a)65 herein.

       #   (b) 26 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. See
                    Exhibit 10(a)68 herein.

           (b) 27 - The Southern Company Pension Plan, effective as of January 1, 1997 and Amendment Number One thereto. See
                    Exhibit 10(a)70 herein.

         * (b) 28 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan. See Exhibit 10(a)71 herein.

       # * (b) 29 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)72 herein.

       #   (b) 30 - The Southern Company Supplemental Executive
                    Retirement Plan. See Exhibit 10(a)73 herein.

       # * (b) 31 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)74 herein.

       # * (b) 32 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)69 herein.

       #   (b) 33 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. See Exhibit 10(a)75 herein.

       # * (b) 34 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan. See Exhibit 10(a)76 herein.

       # * (b) 35 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)77 herein.

         * (b) 36 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998. See Exhibit 10(a)78 herein.

       # * (b) 37 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998. See Exhibit 10(a)79 herein.

       # * (b) 38 - Change in Control Agreement between SOUTHERN,
                    ALABAMA and Banks Harry Farris. See Exhibit 10(a)88 herein.

       # * (b) 39 - Change in Control Agreement between SOUTHERN,
                    ALABAMA and Elmer B. Harris. See Exhibit 10(a)91 herein.

       # * (b) 40 - Supplemental Pension Agreement between ALABAMA,
                    GULF and Travis J. Bowden.


         GEORGIA

           (c)  1 - Service contracts dated as of January 1, 1984, between
                    SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

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

       # * (c) 54 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998. See
                    Exhibit 10(a)59 herein.

       # * (c) 55 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998. See Exhibit 10(a)60 herein.

         * (c) 56 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)61 herein.

         * (c) 57 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

         * (c) 58 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998. See Exhibit 10(a)63 herein.

       # * (c) 59 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)66 herein.

      #    (c) 60 - The Southern Company Outside Directors Pension
                    Plan. See Exhibit 10(a)65 herein.

      #    (c) 61 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. See
                    Exhibit 10(a)68 herein.

           (c) 62 - The Southern Company Pension Plan, effective as of January 1, 1997 and Amendment Number One thereto. See
                    Exhibit 10(a)70 herein.

         * (c) 63 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan. See Exhibit 10(a)71 herein.

       # * (c) 64 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)72 herein.

       #   (c) 65 - The Southern Company Supplemental Executive
                    Retirement Plan. See Exhibit 10(a)73 herein.

       # * (c) 66 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)74 herein.

       # * (c) 67 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)69 herein.

       #   (c) 68 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. See Exhibit 10(a)75 herein.

       # * (c) 69 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan. See Exhibit 10(a)76 herein.

       # * (c) 70 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)77 herein.

         * (c) 71 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998. See Exhibit 10(a)78 herein.

       # * (c) 72 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998. See Exhibit 10(a)79 herein.

       # * (c) 73 - Deferred Compensation Agreement between SOUTHERN,
                    GEORGIA and Henry Allen Franklin. See Exhibit 10(a)80 herein.

       # * (c) 74 - Deferred Compensation Agreement between SOUTHERN,
                    GEORGIA and Warren Y. Jobe. See Exhibit 10(a)82 herein.

       # * (c) 75 - Change in Control Agreement between SOUTHERN,
                    GEORGIA and Henry Allen Franklin. See Exhibit 10(a)89 herein.

       # * (c) 76 - Change in Control Agreement between SOUTHERN,
                    GEORGIA and David M. Ratcliffe. See Exhibit 10(a)95 herein.

       # * (c) 77 - Supplemental Pension Agreement between GEORGIA and Warren Y. Jobe.


         GULF

           (d)  1 - Service contracts dated as of January 1, 1984, between
                    SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

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

       # * (d) 15 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998. See
                    Exhibit 10(a)59 herein.

       # * (d) 16 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998. See Exhibit 10(a)60 herein.

         * (d) 17 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)61 herein.

         * (d) 18 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

         * (d) 19 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998. See Exhibit 10(a)63 herein.

       # * (d) 20 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)66 herein.

       #   (d) 21 - The Southern Company Outside Directors Pension
                    Plan. See Exhibit 10(a)65 herein.

       #   (d) 22 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. See
                    Exhibit 10(a)68 herein.

           (d) 23 - The Southern Company Pension Plan, effective as of January 1, 1997 and Amendment Number One thereto. See
                    Exhibit 10(a)70 herein.

         * (d) 24 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan. See Exhibit 10(a)71 herein.

       # * (d) 25 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)77 herein.

         * (d) 26 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998. See Exhibit 10(a)78 herein.

       # * (d) 27 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998. See Exhibit 10(a)79 herein.

       # * (d) 28 - Change in Control Agreement between SOUTHERN,
                    GULF and Travis J. Bowden. See Exhibit 10(a)84 herein.

       # * (d) 29 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)72 herein.

       #   (d) 30 - The Southern Company Supplemental Executive
                    Retirement Plan. See Exhibit 10(a)73 herein.

       # * (d) 31 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)74 herein.

       # * (d) 32 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)69 herein.

       #   (d) 33 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. See Exhibit 10(a)75 herein.

       # * (d) 34 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan. See Exhibit 10(a)76 herein.

       # * (d) 35 - Supplemental Pension Agreement between SAVANNAH,
                    GULF and G. Edison Holland, Jr.

       # * (d) 36 - Supplemental Pension Agreement between ALABAMA,
                    GULF and Travis J. Bowden. See Exhibit 10(b)40 herein.


         MISSISSIPPI

           (e)  1 - Service contracts dated as of January 1, 1984, between
                    SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

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

           (e) 13 - Long Term Transmission Service Agreement between
                    Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See
                    Exhibit 10(a)53 herein.

       # * (e) 14 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998. See
                    Exhibit 10(a)59 herein.

       # * (e) 15 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998. See Exhibit 10(a)60 herein.

         * (e) 16 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)61 herein.

         * (e) 17 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

         * (e) 18 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998. See Exhibit 10(a)63 herein.

       # * (e) 19 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)66 herein.

       #   (e) 20 - The Southern Company Outside Directors Pension
                    Plan. See Exhibit 10(a)65 herein.

       #   (e) 21 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. See
                    Exhibit 10(a)68 herein.

           (e) 22 - The Southern Company Pension Plan, effective as of January 1, 1997 and Amendment Number One thereto. See
                    Exhibit 10(a)70 herein.

         * (e) 23 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan. See Exhibit 10(a)71 herein.

       # * (e) 24 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)77 herein.

         * (e) 25 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998. See Exhibit 10(a)78 herein.

       # * (e) 26 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998. See Exhibit 10(a)79 herein.

       # * (e) 27 - Change in Control Agreement between SOUTHERN,
                    MISSISSIPPI and Dwight H. Evans. See Exhibit 10(a)87 herein.

       # * (e) 28 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)72 herein.

       #   (e) 29 - The Southern Company Supplemental Executive
                    Retirement Plan. See Exhibit 10(a)73 herein.

       # * (e) 30 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)74 herein.

       # * (e) 31 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)69 herein.

       #   (e) 32 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. See Exhibit 10(a)75 herein.

       # * (e) 33 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan. See Exhibit 10(a)76 herein.


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

           (f) 10 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992. See
                    Exhibit 10(a)56 herein.

       # * (f) 11 - The Southern Company Productivity Improvement
                    Plan, Amended and Restated effective January 1, 1998. See
                    Exhibit 10(a)59 herein.

       # * (f) 12 - The Southern Company Executive Productivity
                    Improvement Plan, Amended and Restated effective January 1, 1998. See Exhibit 10(a)60 herein.

         * (f) 13 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)61 herein.

         * (f) 14 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       #   (f) 15 - Supplemental Executive Retirement Plan of SAVANNAH,
                    Amended and Restated effective January 1, 1996 and all amendments thereto through Amendment Number Two. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)17, in SAVANNAH's Form 10-K for the year ended December 31, 1996, File No. 1-5072, as Exhibit 10(f)20 and in SAVANNAH's Form 10-K for the year ended December 31, 1997, File No. 1-5072, as
                    Exhibit 10(f)18.)

       #   (f) 16 - Deferred Compensation Plan for Key Employees of
                    SAVANNAH and all amendments thereto through Amendment Number Two. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)17, in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)19 and in SAVANNAH's Form 10-K for the year ended December 31, 1996, File No. 1-5072, as Exhibit 10(f)22.)

       # * (f) 17 - Amendment Number Three to the Deferred
                    Compensation Plan for Key Employees of SAVANNAH.

         * (f) 18 - The Southern Company Performance Pay Plan, Amended
                    and Restated effective January 1, 1998. See Exhibit 10(a)63 herein.

       #   (f) 19 - The Southern Company Outside Directors Pension
                    Plan. See Exhibit 10(a)65 herein.

       #   (f) 20 - Deferred Compensation Plan for Directors of
                    SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1997, File No. 1-5072, as Exhibit 10(f)23.)

       #   (f) 21 - Outside Directors Stock Plan for Subsidiaries of
                    The Southern Company and First Amendment thereto. See
                    Exhibit 10(a)68 herein.

           (f) 22 - The Southern Company Pension Plan, effective as of January 1, 1997 and Amendment Number One thereto. See
                    Exhibit 10(a)70 herein.

         * (f) 23 - Amendment Number Two and Amendment Number Three to
                    The Southern Company Pension Plan. See Exhibit 10(a)71 herein.

       # * (f) 24 - The Southern Company Supplemental Benefit Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)77 herein.

         * (f) 25 - Southern Company Change in Control Severance Plan,
                    effective December 7, 1998. See Exhibit 10(a)78 herein.

       # * (f) 26 - Southern Company Executive Change in Control
                    Severance Plan, effective December 7, 1998. See Exhibit 10(a)79 herein.

       # * (f) 27 - Change in Control Agreement between SOUTHERN,
                    SAVANNAH and G. Edison Holland, Jr. See Exhibit 10(a)92 herein.

       # * (f) 28 - The Southern Company Deferred Compensation Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)66 herein.

       # * (f) 29 - The Southern Company Performance Stock Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)72 herein.

       #   (f) 30 - The Southern Company Supplemental Executive
                    Retirement Plan. See Exhibit 10(a)73 herein.

       # * (f) 31 - Amendment Number One and Amendment Number Two to
                    The Southern Company Supplemental Executive Retirement Plan. See Exhibit 10(a)74 herein.

       # * (f) 32 - The Southern Company Performance Dividend Plan,
                    Amended and Restated effective January 1, 1998. See Exhibit 10(a)69 herein.

       #   (f) 33 - The Southern Company Performance Sharing Plan
                    effective January 1, 1997. See Exhibit 10(a)75 herein.

       # * (f) 34 - Amendments One through Six to The Southern
                    Company Performance Sharing Plan. See Exhibit 10(a)76 herein.

       # * (f) 35 - Supplemental Pension Agreement between SAVANNAH,
                    GULF and G. Edison Holland, Jr. See Exhibit 10(d)35 herein.

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

         MISSISSIPPI

         * (e)    - Power of Attorney and resolution.

         SAVANNAH

         * (f)    - Power of Attorney and resolution.

(27)     Financial Data Schedule

         SOUTHERN

           (a) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 1-3526, as Exhibit 27.)

         ALABAMA

           (b) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 1-3164, as Exhibit 27.)

         GEORGIA

           (c) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 1-6468, as Exhibit 27.)

         GULF

           (d) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 0-2429, as Exhibit 27.)

         MISSISSIPPI

           (e) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 0-6849, as Exhibit 27.)

         SAVANNAH

           (f) - Financial Data Schedule. (Designated in Form 8-K dated February 10, 1999, File No. 1-5072, as Exhibit 27.)