Form 10-Q
period 1999-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1999-05-17
CIK 92122, 3153, 41091, 44545, 66904, 86940

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1999
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                                         Description of                        Shares Outstanding
Registrant                                               Common Stock                          at April 30, 1999

The Southern Company                                     Par Value $5 Per Share                         697,089,561
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635



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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1999
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           21
                Condensed Statements of Cash Flows.................................................................           22
                Condensed Balance Sheets...........................................................................           23
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           25
                Exhibit 1 - Report of Independent Public Accountants...............................................           29
             Georgia Power Company
                Condensed Statements of Income.....................................................................           31
                Condensed Statements of Cash Flows.................................................................           32
                Condensed Balance Sheets...........................................................................           33
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           35
                Exhibit 1 - Report of Independent Public Accountants...............................................           39
             Gulf Power Company
                Condensed Statements of Income.....................................................................           41
                Condensed Statements of Cash Flows.................................................................           42
                Condensed Balance Sheets...........................................................................           43
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           45
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           49
                Condensed Statements of Cash Flows.................................................................           50
                Condensed Balance Sheets...........................................................................           51
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           53
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           58
                Condensed Statements of Cash Flows.................................................................           59
                Condensed Balance Sheets...........................................................................           60
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           62
             Notes to the Condensed Financial Statements...........................................................           65
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           66
                                                      PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           71
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           71
         Signatures ...............................................................................................           73



                                   DEFINITIONS
TERM                                             MEANING

affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia Limited
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1998
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc.
                                                 including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SOUTHERN system.............................     SOUTHERN, affiliates, Southern Energy, and other subsidiaries
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority



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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES




                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                         ------------------------------
                                                                              1999            1998
                                                                         --------------  --------------

OPERATING REVENUES                                                          $2,441,565      $2,494,877
                                                                         --------------  --------------
OPERATING EXPENSES:
Operation--
  Fuel                                                                         512,466         474,328
  Purchased power                                                              274,426         307,999
  Other                                                                        487,069         460,569
Maintenance                                                                    221,286         199,988
Depreciation and amortization                                                  315,081         332,085
Taxes other than income taxes                                                  146,262         147,332
Income taxes                                                                   108,608         135,922
                                                                         --------------  --------------
Total operating expenses                                                     2,065,198       2,058,223
                                                                         --------------  --------------
OPERATING INCOME                                                               376,367         436,654
OTHER INCOME:
Equity in earnings of subsidiaries                                              94,681          34,496
Interest income                                                                 29,486          37,905
Other, net                                                                      26,712          13,191
Income taxes applicable to other income                                        (16,160)          7,024
                                                                         --------------  --------------
INCOME BEFORE INTEREST CHARGES                                                 511,086         529,270
                                                                         --------------  --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                     166,353         174,277
Interest on notes payable                                                       27,457          28,902
Amortization of debt discount, premium and expense, net                          9,020           6,957
Other interest charges                                                          13,197          19,108
Minority interests in subsidiaries                                              21,343          16,587
Distributions on capital and preferred
  securities of subsidiary companies                                            43,767          35,097
Preferred dividends of subsidiary companies                                      5,633           6,640
                                                                         --------------  --------------
Interest charges and other, net                                                286,770         287,568
                                                                         --------------  --------------

CONSOLIDATED NET INCOME                                                      $ 224,316       $ 241,702
                                                                         ==============  ==============


AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                                        698,527         695,051

BASIC AND DILUTED EARNINGS
PER SHARE OF COMMON STOCK                                                        $0.32           $0.35

CASH DIVIDENDS PAID PER SHARE                                                   $0.335          $0.335
   OF COMMON STOCK





                The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)
                                                                                                For the Three Months
                                                                                                   Ended March 31,
                                                                                            ------------------------------
                                                                                                 1999             1998
                                                                                            -------------     ------------

OPERATING ACTIVITIES:
Consolidated net income                                                                        $ 224,316        $ 241,702
Adjustments to reconcile net income to net cash provided by
  operating activities--
     Depreciation and amortization                                                               357,985          387,956
     Deferred income taxes and investment tax credits                                             33,503          (10,980)
     Gain on asset sales                                                                          (8,814)            (142)
     Other, net                                                                                  (49,971)          35,213
     Changes in certain current assets and liabilities
        excluding effects from acquisitions --
          Receivables, net                                                                       181,305          390,573
          Fossil fuel stock                                                                      (64,830)         (68,431)
          Materials and supplies                                                                  (3,573)            (255)
          Prepayments                                                                            (38,475)         (46,615)
          Accounts payable                                                                      (321,441)        (341,549)
          Taxes accrued                                                                          (59,004)          52,966
          Other                                                                                  (61,738)         (76,572)
                                                                                            -------------     ------------
Net cash provided from operating activities                                                      189,263          563,866
                                                                                            -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                        (504,592)        (438,163)
Southern Energy business acquisitions, net of cash acquired                                      (38,570)        (154,625)
Sales of property                                                                                  9,192               85
Other                                                                                            (63,126)         (61,192)
                                                                                            -------------     ------------
Net cash used for investing activities                                                          (597,096)        (653,895)
                                                                                            -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
    Common stock                                                                                  23,705           89,372
    Capital and preferred securities                                                             250,000           45,000
    Pollution control obligations                                                                      -           89,990
    Other long-term debt                                                                         348,271          523,300
Retirements/repurchases--
     Preferred stock                                                                             (85,679)             (87)
     First mortgage bonds                                                                       (504,000)        (234,740)
     Other long-term debt                                                                       (223,355)         (46,106)
Special deposits-redemption funds                                                                      7          (89,989)
Notes payable, net                                                                               476,648         (218,465)
Payment of common stock dividends                                                               (233,879)        (232,449)
Miscellaneous                                                                                     38,857           40,643
                                                                                            -------------     ------------
Net cash provided from (used for) financing activities                                            90,575          (33,531)
                                                                                            -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (317,258)        (123,560)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 871,353          600,820
                                                                                            =============     ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 554,095        $ 477,260
                                                                                            =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                          $286,368         $307,297
  Income taxes                                                                                   $25,057          $45,480
Southern Energy business acquisitions--
  Fair value of assets acquired                                                                 $ 38,570        $ 154,625
  Less cash paid for common stock                                                                 38,570          154,625
                                                                                            =============     ============
  Liabilities assumed                                                                              $   -            $   -
                                                                                            =============     ============






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

                                                            7


                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                           At March 31,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
UTILITY PLANT:
Plant in service                                                                           $35,025,995          $35,363,533
Less accumulated provision for depreciation                                                 13,447,110           13,239,008
                                                                                       ----------------     ----------------
                                                                                            21,578,885           22,124,525
Nuclear fuel, at amortized cost                                                                204,353              216,744
Construction work in progress                                                                1,934,253            1,782,482
                                                                                       ----------------     ----------------
Total                                                                                       23,717,491           24,123,751
                                                                                       ----------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, net of accumulated amortization of
     of $121,114 at March 31, 1999 and $105,755 at December 31, 1998                         2,219,991            2,066,765
Property rights, net of accumulated amortization of
     of $180,816 at March 31, 1999 and $169,339 at December 31, 1998                         1,191,456            1,184,734
Equity investments in subsidiaries                                                           1,443,120            1,560,293
Nuclear decommissioning trusts                                                                 573,614              516,719
Miscellaneous                                                                                  679,323              643,743
                                                                                       ----------------     ----------------
Total                                                                                        6,107,504            5,972,254
                                                                                       ----------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      554,095              871,353
Special deposits                                                                                65,950               86,592
Receivables, less accumulated provisions for uncollectible accounts
   of $103,324 at March 31, 1999 and $112,511 at December 31, 1998                           1,519,115            1,797,913
Fossil fuel stock, at average cost                                                             316,789              251,974
Materials and supplies, at average cost                                                        515,865              515,715
Prepayments                                                                                    137,213              101,843
Vacation pay deferred                                                                           79,708               80,752
                                                                                       ----------------     ----------------
Total                                                                                        3,188,735            3,706,142
                                                                                       ----------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                     1,022,509            1,035,724
Prepaid pension costs                                                                          516,027              489,572
Debt expense, being amortized                                                                  123,806              129,257
Premium on reacquired debt, being amortized                                                    304,594              294,055
Miscellaneous                                                                                  457,133              440,754
                                                                                       ----------------     ----------------
Total                                                                                        2,424,069            2,389,362
                                                                                       ----------------     ----------------

TOTAL ASSETS                                                                               $35,437,799          $36,191,509
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


                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At March 31,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
CAPITALIZATION:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued -- March 31, 1999: 700,615,244 shares;
       -- December 31, 1998:  699,772,723 shares                                            $3,503,076           $3,498,864
  Paid-in capital                                                                            2,480,408            2,462,116
  Treasury, at cost -- March 31,1999: 1,989,215 shares;
                  -- December 31, 1998:  2,025,536 shares                                      (56,809)             (57,863)
Retained earnings                                                                            3,868,744            3,878,332
Accumulated other comprehensive income                                                         (91,289)              15,400
                                                                                       ----------------     ----------------
                                                                                             9,704,130            9,796,849
Preferred stock of subsidiaries                                                                369,061              369,084
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                           2,426,965            2,179,440
Long-term debt                                                                               9,952,508           10,471,692
                                                                                       ----------------     ----------------
Total                                                                                       22,452,664           22,817,065
                                                                                       ----------------     ----------------

CURRENT LIABILITIES:
Amount of securities due within one year                                                     1,136,050            1,525,596
Notes payable                                                                                2,362,801            1,827,808
Accounts payable                                                                               689,686            1,026,869
Customer deposits                                                                              125,511              125,078
Taxes accrued--
  Income taxes                                                                                  78,363               49,923
  Other                                                                                        183,516              299,051
Interest accrued                                                                               179,536              233,355
Vacation pay accrued                                                                           112,771              111,611
Miscellaneous                                                                                  485,493              542,836
                                                                                       ----------------     ----------------
Total                                                                                        5,353,727            5,742,127
                                                                                       ----------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            4,406,144            4,480,970
Deferred credits related to income taxes                                                       701,461              714,665
Accumulated deferred investment tax credits                                                    715,700              723,393
Employee benefits provisions                                                                   486,317              473,734
Minority interests in subsidiaries                                                             572,942              535,145
Prepaid capacity revenues                                                                       92,288               96,080
Department of Energy assessments                                                                64,191               64,191
Disallowed Plant Vogtle capacity buyback costs                                                  54,086               54,458
Storm damage reserves                                                                           27,028               23,980
Miscellaneous                                                                                  511,251              465,701
                                                                                       ----------------     ----------------
Total                                                                                        7,631,408            7,632,317
                                                                                       ----------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $35,437,799          $36,191,509
                                                                                       ================     ================


           The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                 For the Three Months
                                                                                   Ended March 31,
                                                                             -----------------------------
                                                                                  1999            1998
                                                                             --------------  -------------

Consolidated net income                                                          $ 224,316      $ 241,702
Other comprehensive income:
  Foreign currency translation adjustments                                        (164,137)         3,123
  Less Applicable income taxes                                                     (57,448)         1,093
                                                                             ==============  =============
CONSOLIDATED COMPREHENSIVE INCOME                                                $ 117,627      $ 243,732
                                                                             ==============  =============




                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
        CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                        (Stated in Thousands of Dollars)


                                                                        At March 31,          At December 31,
                                                                         1999                    1998
                                                                     -------------           --------------

Balance at beginning of period                                            $15,400                  $ 7,176
Change in current period                                                 (106,689)                   8,224
                                                                     =============           ==============
BALANCE AT END OF PERIOD                                                 $(91,289)                 $15,400
                                                                     =============           ==============


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 1999 vs. FIRST QUARTER 1998

RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the first quarter of 1999 was $224 million ($0.32 per share) compared to $242 million ($0.35 per share) for the corresponding period of 1998. Earnings for the traditional business were down for this quarter due primarily to the timing of GEORGIA's earnings under a new retail rate order, mild weather and maintenance expenses. Under GEORGIA's new order, fixed rate reductions and accelerated amortization are being recognized ratably throughout 1999. During 1998, variable accelerated depreciation recorded under the previous accounting order was primarily recognized during the higher revenue summer months. Earnings for the non-traditional business rose primarily due to the improved earnings from CEPA as a result of gains related to settlement of claims on construction of a power plant project and improved financial performance.

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

Significant income statement items appropriate for discussion include the following:


                                                  Increase (Decrease)
                                             -------------------------------
                                                     First Quarter
                                               (in thousands)        %
Operating revenues...........................    $(53,312)          (2.1)
Fuel expense.................................      38,138            8.0
Purchased power expense......................     (33,573)         (10.9)
Other operation expense......................      26,500            5.8
Maintenance expense..........................      21,298           10.6
Equity in earnings of unconsolidated
   subsidiaries..............................      60,185          174.5

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Operating revenues. Operating revenues for the traditional core business for the first quarter of 1999 decreased $73 million or 3.7% compared to the same period of 1998. Despite a slight increase of 1.4% in retail energy sales, traditional core business revenues decreased for this first quarter of 1999 due primarily to a retail rate reduction ordered by the Georgia PSC which affected GEORGIA's revenues. Retail revenues, excluding fuel and any demand-side program revenues which generally do not affect income, decreased $46 million for the first quarter of 1999. Operating revenues for Southern Energy increased approximately $13 million or 2.6% during the first quarter of 1999 when compared to the corresponding period in 1998. This increase in Southern Energy's operating revenues is attributed to Southern Energy's acquisition of Commonwealth Electric's generating business ("New England acquisition") in December 1998 which was partially offset by the deconsolidation of Mobile Energy. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before. See Note (O) in the "Notes to the Condensed Financial Statements" herein for further information regarding Mobile Energy. Reference is also made to Item 1 - BUSINESS - "Non-Traditional Business" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K

     Fuel expense. During the first quarter of 1999, $29 million of the increase in fuel expenses is related to Southern Energy's New England acquisition in December 1998 and the remainder of the increase resulted primarily from increased generation.

     Purchased power expense. Purchased power expenses for the traditional core business dropped approximately $27 million or 36.3% for the first quarter of 1999. The decrease in these expenses for the traditional core business is mainly attributed to a decrease in energy purchases related to power marketing activities during this first quarter of 1999 when compared to the same period in 1998.

     Other operation expense. The first quarter of 1999 increase is mainly attributed to Southern Energy, which had a $17 million or 26% increase principally due to Southern Energy's increased business development activities and the New England acquisition.

     Maintenance expense. The first quarter increase is primarily attributed to the traditional business. Maintenance expenses in the traditional business increased approximately $21 million or 12% due to maintenance being performed during this quarter on generating facilities and transmission and distribution lines.

     Equity in earnings of unconsolidated subsidiaries. The major increase in this item reflects the $54 million settlement of Southern Energy's claims against a contractor relating to the Shajiao C construction project in China and the improvement in profitability of the Shajiao C operations. The amount of the settlement of contractor claims is partially offset by other related expenses and income taxes included in other income accounts.

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

     On April 15, 1999, SOUTHERN through its subsidiary Southern Energy, completed the purchase of 3,065 megawatts of generating assets in California from Pacific Gas & Electric for approximately $801 million.

     For information relating to Year 2000 readiness, see "YEAR 2000 READINESS" below.

     The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SOUTHERN has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

     Reference is made to Notes (B) through (F), (H) through (M), (O) and (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




YEAR 2000 READINESS

Year 2000 Challenge

In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to two digits. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space, was used until the mid-1990s. Unless corrected before the Year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

     SOUTHERN depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. SOUTHERN's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.


Year 2000 Program and Status

SOUTHERN's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed on a monthly basis by a steering committee of SOUTHERN executives.

     SOUTHERN's traditional business refers to the integrated utility services within Alabama, Florida, Georgia, and Mississippi. For this traditional business, the work was divided into two phases. Phase I began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Completion of Phase 2 is targeted for June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




     For the traditional business, SOUTHERN has completed more than 85% of the activities contained in its work plan. The percentage of completion and projected completion by function are as follows:

                                                       Work Plan
                                                                Remediation         Projected
                             Inventory        Assessment          Testing          Completion
Generation                       100%             100%               85%               6/99
Energy Management                100              100                90                6/99
Transmission and
   Distribution                  100              100               100                1/99
Telecommunications               100              100                82                6/99
Corporate Applications           100              100               100                3/99
----------------------------------------------------------------------------------------------------------------------------

     For the non-traditional business, Southern Energy has adopted a three-phase plan to address the Year 2000 challenge at its North American and international business units. The first phase consists of awareness and planning, inventory and assessment, and it includes the identification of potentially impacted systems and an assessment of their individual Year 2000 readiness. The second phase, which includes testing, remediation, and validation, consists of repair or replacement of impacted equipment, and verification that those repairs have addressed the issue. Contingency planning is the third phase, and it includes backup plans for unexpected events with critical systems, staffing plans for critical date rollovers, and plans to address external dependencies. Business units are using Year 2000 readiness information received from suppliers, including fuel suppliers, to determine if inventory adjustments are needed for the transition period.

     The following three tables summarize the status of progress of Southern Energy's North American and international business units as of March 31, 1999.

North American Business Units:

                      Phase                           % Completed         Status          Projected Completion
-------------------------------------------------- ------------------- -------------- ------------------------------

Awareness and planning, inventory and                     100          Complete       November 30, 1998
 assessment
Testing, remediation, and validation                       63          In progress    June 1, 1999
Contingency planning                                       10          In progress    June 30, 1999
-------------------------------------------------- ------------------- -------------- ------------------------------

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


International Business Units where Southern Energy has management control:

                     Phase                            % Completed         Status          Projected Completion
------------------------------------------------- -------------------- -------------- ------------------------------
Awareness and planning, inventory and
 assessment                                               100          Complete       February 22, 1999
Testing, remediation, and validation                      54           In progress    July 31, 1999
Contingency planning                                      19           In progress    July 31, 1999
------------------------------------------------- -------------------- -------------- ------------------------------

Other International Business Units:

                     Phase                            % Completed         Status          Projected Completion
------------------------------------------------- -------------------- -------------- ------------------------------
Awareness and planning, inventory and
 assessment                                               80           In progress    May 31, 1999
Testing, remediation, and validation                      20           In progress    September 30, 1999
Contingency planning                                      18           In progress    October 31, 1999
------------------------------------------------- -------------------- -------------- ------------------------------

     In a number of the international business units, Southern Energy is neither the majority owner nor the managing concern. In these circumstances, Southern Energy is providing technical assistance but does not control the schedule or progress.

Year 2000 Costs

For the traditional business, current projected total costs for Year 2000 readiness are approximately $91 million, which includes $6 million of cost billed to non-affiliated companies. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through March 31, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $70 million based on SOUTHERN's ownership interest. In addition to the traditional business costs, current projections for Year 2000 program costs are approximately $20 million for the non-traditional business - based on SOUTHERN's ownership interest of which $11 million has been spent through March 31, 1999.

Year 2000 Risks

SOUTHERN is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. The company believes, based on current tests, the system of the traditional business can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. The company is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the traditional business service territory to be isolated and short in duration.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     SOUTHERN expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its traditional business service territory. There is a smaller risk of sporadic and temporary fluctuations of power levels that would be aggravated in the event of rapid and unscheduled changes to load patterns that resulted from the activity of third parties. SOUTHERN has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. SOUTHERN has prepared contingency plans as appropriate and is participating in North American Electric Reliability Council-coordinated national drills during 1999.

     SOUTHERN is currently reviewing the Year 2000 readiness of material third parties that provide goods and services crucial to SOUTHERN's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. There is some risk associated with representations by third parties regarding their readiness and completion of their own Year 2000 related work. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to SOUTHERN have been developed and are being reviewed.

     There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their own Year 2000 challenges. The risk associated with the progress of some operations outside the United States is a function of the local regulatory environment and the priorities of the entities with management control. Year 2000 challenges are included in the list of due diligence activities associated with acquisitions; there is some risk associated with the subsequent validation of any given seller's representations.

Contingency Plans

Because of experience with hurricanes and other storms, the traditional business is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, SOUTHERN is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. SOUTHERN is identifying critical operational locations, and scheduling key employees to be on duty at those locations during the Year 2000 transition. SOUTHERN is participating in two North American Electric Reliability Council-coordinated national drills during 1999, and is conducting additional tests to validate its contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the traditional business service territory isolated and short in duration.

     Contingency planning efforts for the non-traditional business are generally in the initial phase.

     The material in this section constitutes forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that the actual results of SOUTHERN, its suppliers, or other third party dependencies will not materially differ from expectations.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 1999 included $505 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

     Reference is made to the Condensed Consolidated Statements of Comprehensive Income enclosed herein for information relating to other comprehensive income for the quarter ended March 31, 1999. In the quarter, Southern Energy recognized $107 million of after-tax foreign exchange translation losses in other comprehensive income which were principally related to normal shifts in exchange rates between the U.S. dollar and the pound sterling and the Deutschemark, and to the 50% devaluation of the Brazilian Real.

Financing Activities

During the first three months of 1999, retirements and redemptions of the operating companies' first mortgage bonds and preferred stock totaled $504 million and $86 million, respectively. In February 1999, Alabama Power Capital Trust III (the "Trust"), a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. Also, in February 1999, Georgia Power Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. Additionally, in March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     During the first three months of 1999, SOUTHERN raised $24 million from the issuance of 883 thousand shares of common stock under SOUTHERN's various stock plans. See Note (P) in the "Notes to the Condensed Financial Statements" herein for discussion of programs to repurchase SOUTHERN's common stock. The market price of SOUTHERN's common stock at March 31, 1999 was $23.3125 per share and the book value was $13.89 per share, representing a market-to-book ratio of 168%, compared to $29.0625, $14.04 and 207%, respectively, at the end of 1998. The dividend for the first quarter of 1999 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $1.1 billion will be required by March 31, 2000, for present sinking fund requirements, redemption of preferred

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1999, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1999, approximately $554 million of cash and cash equivalents and approximately $4.6 billion of unused credit arrangements with banks (including $1,368 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At March 31, 1999, the system companies had outstanding approximately $950 million of short-term notes payable and $1,413 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY


                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                  ---------------------------
                                                                                     1999           1998
                                                                                  ------------  -------------

OPERATING REVENUES:
Revenues                                                                             $667,223       $674,295
Revenues from affiliates                                                               47,101         42,210
                                                                                  ------------  -------------
Total operating revenues                                                              714,324        716,505
                                                                                  ------------  -------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                                188,014        193,022
  Purchased power from non-affiliates                                                   7,580         17,535
  Purchased power from affiliates                                                      27,427         18,632
  Other                                                                               117,896        114,813
Maintenance                                                                            70,774         63,533
Depreciation and amortization                                                          87,182         86,239
Taxes other than income taxes                                                          53,061         49,439
Federal and state income taxes                                                         38,700         42,557
                                                                                  ------------  -------------
Total operating expenses                                                              590,634        585,770
                                                                                  ------------  -------------
OPERATING INCOME                                                                      123,690        130,735
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                     1,988            285
Equity in earnings of subsidiaries                                                        768          1,523
Interest income                                                                         9,446         13,670
Other, net                                                                             (7,491)        (8,917)
Income taxes applicable to other income                                                   924          2,177
                                                                                  ------------  -------------
INCOME BEFORE INTEREST CHARGES AND OTHER                                              129,325        139,473
                                                                                  ------------  -------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                             45,060         44,718
Allowance for debt funds used during construction                                      (1,741)          (652)
Interest on interim obligations                                                         2,675          4,406
Amortization of debt discount, premium and expense, net                                 2,718          2,424
Other interest charges                                                                  7,832         13,620
Distributions on preferred securities of subsidiary companies                           5,831          5,588
                                                                                  ------------  -------------
Interest charges and other, net                                                        62,375         70,104
                                                                                  ------------  -------------
NET INCOME                                                                             66,950         69,369
DIVIDENDS ON PREFERRED STOCK                                                            3,875          3,328
                                                                                  ------------  -------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                                      $63,075        $66,041
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



                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                   For the Three Months
                                                                                                     Ended March 31,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------

OPERATING ACTIVITIES:
Net income                                                                                        $ 66,950          $ 69,369
Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization                                                                 102,538           102,837
     Deferred income taxes and investment tax credits, net                                           2,526           (11,359)
     Allowance for equity funds used during construction                                            (1,988)             (285)
     Other, net                                                                                     19,628            14,056
     Changes in certain current assets and liabilities--
       Receivables, net                                                                             73,983            82,947
       Inventories                                                                                 (17,556)          (18,734)
       Prepayments                                                                                 (43,815)          (37,195)
       Payables                                                                                   (101,665)          (74,852)
       Taxes accrued                                                                                51,836            64,796
       Energy cost recovery, retail                                                                 22,450            24,254
       Other                                                                                       (40,398)          (45,635)
                                                                                              -------------     -------------
Net cash provided from operating activities                                                        134,489           170,199
                                                                                              -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (142,065)         (132,763)
Other                                                                                              (21,592)          (18,781)
                                                                                              -------------     -------------
Net cash used for investing activities                                                            (163,657)         (151,544)
                                                                                              -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
   Company obligated mandatorily redeemable preferred securities                                    50,000                 -
   Other long-term debt                                                                                  -           200,000
Retirements--
   Preferred stock                                                                                 (50,000)                -
   First mortgage bonds                                                                           (300,000)          (74,345)
   Other long-term debt                                                                               (246)             (238)
Interim obligations, net                                                                           322,653           (47,867)
Payment of preferred stock dividends                                                                (4,487)           (3,350)
Payment of common stock dividends                                                                  (98,000)          (90,400)
Miscellaneous                                                                                       (3,096)           (7,706)
                                                                                              -------------     -------------
Net cash used for financing activities                                                             (83,176)          (23,906)
                                                                                              -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (112,344)           (5,251)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   134,248            23,957
                                                                                              =============     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 21,904          $ 18,706
                                                                                              =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                             $60,563           $65,401
  Income taxes                                                                                    ($14,000)           $2,990




            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                           At March 31,
                                                                                            1999            At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
UTILITY PLANT:
Plant in service, at original cost                                                        $11,444,205          $11,352,838
Less accumulated provision for depreciation                                                 4,755,275            4,666,513
                                                                                       ---------------     ----------------
                                                                                            6,688,930            6,686,325
Nuclear fuel, at amortized cost                                                                88,963               95,575
Construction work in progress                                                                 558,006              525,359
                                                                                       ---------------     ----------------
Total                                                                                       7,335,899            7,307,259
                                                                                       ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Equity investments in subsidiaries                                                             33,813               34,298
Nuclear decommissioning trusts, at market                                                     245,184              232,183
Miscellaneous                                                                                  12,210               12,915
                                                                                       ---------------     ----------------
Total                                                                                         291,207              279,396
                                                                                       ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      21,904              134,248
Receivables --
    Customer accounts receivable                                                              270,667              343,630
    Other accounts and notes receivable                                                        23,849               32,394
    Affiliated companies                                                                       37,735               39,981
    Accumulated provision for uncollectible accounts                                             (534)              (1,855)
Refundable income taxes                                                                        38,117               52,117
Fossil fuel stock, at average cost                                                            100,469               83,238
Materials and supplies, at average cost                                                       149,994              149,669
Prepayments                                                                                    60,975               17,160
Vacation pay deferred                                                                          28,390               28,390
                                                                                       ---------------     ----------------
Total                                                                                         731,566              878,972
                                                                                       ---------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                      358,685              362,953
Debt expense, being amortized                                                                   8,374                8,602
Premium on reacquired debt, being amortized                                                    86,010               83,440
Prepaid pension costs                                                                         180,561              169,393
Department of Energy assessments                                                               31,088               31,088
Miscellaneous                                                                                 105,496              104,595
                                                                                       ---------------     ----------------
Total                                                                                         770,214              760,071
                                                                                       ---------------     ----------------

TOTAL ASSETS                                                                               $9,128,886           $9,225,698
                                                                                       ===============     ================





           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                           At March 31,
                                                                                            1999            At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (par value $40 per share) --
 authorized 6,000,000 shares; outstanding 5,608,955 shares                                  $ 224,358            $ 224,358
Paid-in capital                                                                             1,334,645            1,334,645
Premium on preferred stock                                                                         99                   99
Retained earnings                                                                           1,190,016            1,224,965
                                                                                       ---------------     ----------------
                                                                                            2,749,118            2,784,067
Preferred stock                                                                               317,512              317,512
Company obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding Company Junior Subordinated Notes                                 347,000              297,000
Long-term debt                                                                              2,548,317            2,646,566
                                                                                       ---------------     ----------------
Total                                                                                       5,961,947            6,045,145
                                                                                       ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               50,000
Long-term debt due within one year                                                            271,180              471,209
Commercial paper                                                                              322,653                    -
Accounts payable --
   Affiliated companies                                                                        62,739               79,844
   Other                                                                                       98,723              188,074
Customer deposits                                                                              29,385               29,235
Taxes accrued--
   Federal and state income                                                                    97,414               82,219
   Other                                                                                       34,144               17,559
Interest accrued                                                                               29,572               38,166
Vacation pay accrued                                                                           28,390               28,390
Miscellaneous                                                                                  46,553               79,095
                                                                                       ---------------     ----------------
Total                                                                                       1,020,753            1,063,791
                                                                                       ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           1,226,707            1,202,971
Accumulated deferred investment tax credits                                                   268,603              271,611
Prepaid capacity revenues, net                                                                 92,288               96,080
Department of Energy assessments                                                               27,202               27,202
Deferred credits related to income taxes                                                      310,311              315,735
Natural disaster reserve                                                                       20,052               19,385
Miscellaneous                                                                                 201,023              183,778
                                                                                       ---------------     ----------------
Total                                                                                       2,146,186            2,116,762
                                                                                       ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $9,128,886           $9,225,698
                                                                                       ===============     ================



           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1999 vs. FIRST QUARTER 1998


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 1999 was $63.1 million compared to $66.0 million for the corresponding period of 1998. Earnings for this quarter decreased $2.9 million or 4.5% when compared to the same period in 1998 due primarily to an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                        First Quarter
                                            -----------------------------------
                                               (in thousands)         %
Revenues....................................     $(7,072)            (1.0)
Revenues from affiliates....................       4,891             11.6
Purchased power from non-affiliates ........      (9,955)           (56.8)
Purchased power from affiliates.............       8,795             47.2
Maintenance expense.........................       7,241             11.4
Interest income.............................      (4,224)           (30.9)
Other interest charges......................      (5,788)           (42.5)


     Revenues. Revenues for the first quarter of 1999 were down from the same period in 1998 due primarily to a 12.7% decrease in non-territorial energy sales resulting in a $12.9 million decrease in non-territorial revenues which was partially offset by a 2.3% increase in territorial energy sales or $8.9 million increase in territorial revenues. Non-territorial energy sales were down due to a decrease in unit power sales and a decrease in sales for resale outside ALABAMA's service area. Territorial revenues increased primarily due to a 1.7% increase in retail energy sales. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $1 million for the current quarter.

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

     Purchased power from non-affiliates. These expenses dropped in the current quarter of 1999 when compared to the same period of 1998 due primarily to increased purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. These costs increased for the first quarter primarily due to maintenance on steam and nuclear plants and transmission and distribution lines.

     Interest income. This item was lower for the first quarter of 1999 when compared to the first quarter in 1998 due to a decrease in recognized gains on investments held by the nuclear decommissioning trust. The decrease in interest income related to the nuclear decommissioning trust was offset by a concurrent recognition of other interest charges in accordance with FERC requirements.

     Other interest charges. The change in these charges for the current quarter when compared to the same period in 1998 is attributed to a decrease in interest charges related to the nuclear decommissioning trust. The decrease was offset by a concurrent recognition of interest income in accordance with FERC requirements.


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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     ALABAMA's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to ALABAMA's Year 2000 program, including ALABAMA's share of costs of Southern Nuclear Operating Company, are expected to be $29.6 million. From its inception through March 31, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $17.5 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ALABAMA has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (C), (F) through (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 1999 included the addition of approximately $142.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1999, redemptions of first mortgage bonds and preferred stock by ALABAMA totaled $300 million and $50 million, respectively. In February 1999, Alabama Power Capital Trust III (the "Trust"), a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. The Trust will invest the proceeds in Series C junior subordinated notes. The net proceeds received by ALABAMA will be used to repay a portion of ALABAMA's outstanding short-term indebtedness. See Note (G) in the " Notes to the Condensed Financial Statements" herein for additional information.

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

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 1999, approximately $21.9 million of cash and cash equivalents and had unused committed lines of credit of approximately $786 million (including $315 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. Reference is made to "Financing Activities" above for information related to the planned redemptions of certain First Mortgage Bonds. At March 31, 1999, ALABAMA had outstanding $322.7 million of commercial paper.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1999, and the related condensed statements of income for the three-month periods ended March 31, 1999 and 1998 and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1998 (not presented herein) and, in our report dated February 10, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Arthur Andersen LLP
Birmingham, Alabama
May 10, 1999

                              GEORGIA POWER COMPANY




                                                       GEORGIA POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                  (Stated in Thousands of Dollars)

                                                                                              For the Three Months
                                                                                                Ended March 31,
                                                                                           ---------------------------
                                                                                               1999           1998
                                                                                           ------------   ------------

OPERATING REVENUES:
Revenues                                                                                      $923,024       $979,334
Revenues from affiliates                                                                         7,906          4,809
                                                                                           ------------   ------------
Total operating revenues                                                                       930,930        984,143
                                                                                           ------------   ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                                         178,212        176,631
  Purchased power from non-affiliates                                                           32,158         45,474
  Purchased power from affiliates                                                               54,921         43,685
  Other                                                                                        168,282        169,425
Maintenance                                                                                     91,536         80,949
Depreciation and amortization                                                                  132,435        158,594
Taxes other than income taxes                                                                   49,002         52,195
Federal and state income taxes                                                                  63,380         80,649
                                                                                           ------------   ------------
Total operating expenses                                                                       769,926        807,602
                                                                                           ------------   ------------
OPERATING INCOME                                                                               161,004        176,541
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                  -            178
Equity in earnings of unconsolidated subsidiary                                                    733          1,082
Interest income                                                                                    250            553
Other, net                                                                                      (6,637)        (5,123)
Income taxes applicable to other income                                                          2,559          2,543
                                                                                           ------------   ------------
INCOME BEFORE INTEREST CHARGES                                                                 157,909        175,774
                                                                                           ------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                      41,111         45,056
Allowance for debt funds used during construction                                               (2,182)        (1,828)
Interest on interim obligations                                                                  4,216          3,746
Amortization of debt discount, premium and expense, net                                          3,700          3,331
Other interest charges                                                                           3,311          4,014
Distributions on preferred securities of subsidiary companies                                   14,971         13,524
                                                                                           ------------   ------------
Interest charges and other, net                                                                 65,127         67,843
                                                                                           ------------   ------------
NET INCOME                                                                                      92,782        107,931
DIVIDENDS ON PREFERRED STOCK                                                                     1,201          2,027
                                                                                           ------------   ------------
NET INCOME AFTER DIVIDENDS ON
PREFERRED STOCK                                                                                $91,581       $105,904
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

                                                   GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                                                   For the Three Months
                                                                                                     Ended March 31,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------

OPERATING ACTIVITIES:
Net income                                                                                        $ 92,782         $ 107,931
Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization                                                                 149,086           185,484
     Deferred income taxes and investment tax credits, net                                          (1,894)           (7,602)
     Other, net                                                                                      7,003            (1,904)
     Changes in certain current assets and liabilities--
       Receivables, net                                                                             86,184            49,944
       Inventories                                                                                 (37,748)          (31,165)
       Payables                                                                                    (90,358)          (64,623)
       Taxes accrued                                                                               (30,086)           17,940
       Energy cost recovery, retail                                                                 10,997            14,016
       Other                                                                                         1,600           (15,862)
                                                                                              -------------     -------------
Net cash provided from operating activities                                                        187,566           254,159
                                                                                              -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (163,030)          (80,276)
Other                                                                                              (26,920)          (42,479)
                                                                                              -------------     -------------
Net cash used for investing activities                                                            (189,950)         (122,755)
                                                                                              -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
   Preferred securities                                                                            200,000                 -
   Pollution control bonds                                                                               -            89,990
   Senior notes                                                                                    100,000           145,000
Retirements--
   Preferred stock                                                                                 (35,679)                -
   First mortgage bonds                                                                           (204,000)         (120,460)
Special deposits - redemption funds                                                                      -           (89,990)
Interim obligations, net                                                                            97,308           (79,929)
Payment of preferred stock dividends                                                                    38            (4,354)
Payment of common stock dividends                                                                 (133,100)         (132,100)
Miscellaneous                                                                                      (20,576)           (4,507)
                                                                                              -------------     -------------
Net cash provided from (used for) financing activities                                               3,991          (196,350)
                                                                                              -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              1,607           (64,946)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    16,272            83,333
                                                                                              =============     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 17,879          $ 18,387
                                                                                              =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                             $65,971           $76,069
  Income taxes (net of refunds)                                                                    $18,929           $10,384





            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                           At March 31,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
UTILITY PLANT:
Plant in service                                                                          $15,511,121          $15,441,146
Less accumulated provision for depreciation                                                 6,224,037            6,109,331
                                                                                       ---------------     ----------------
                                                                                            9,287,084            9,331,815
Nuclear fuel, at amortized cost                                                               115,390              121,169
Construction work in progress                                                                 247,377              189,849
                                                                                       ---------------     ----------------
Total                                                                                       9,649,851            9,642,833
                                                                                       ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                                23,840               24,360
Nuclear decommissioning trusts, at market                                                     328,430              284,536
Miscellaneous                                                                                  34,322               34,781
                                                                                       ---------------     ----------------
Total                                                                                         386,592              343,677
                                                                                       ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      17,879               16,272
Receivables --
   Customer accounts receivable                                                               363,914              439,420
   Other accounts and notes receivable                                                         70,366               99,574
   Affiliated companies                                                                        21,151               16,817
   Accumulated provision for uncollectible accounts                                            (5,500)              (5,500)
Fossil fuel stock, at average cost                                                            141,268              104,133
Materials and supplies, at average cost                                                       244,090              243,477
Prepayments                                                                                    31,714               29,670
Vacation pay deferred                                                                          42,566               43,610
                                                                                       ---------------     ----------------
Total                                                                                         927,448              987,473
                                                                                       ---------------     ----------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      600,321              604,488
Premium on reacquired debt, being amortized                                                   182,697              173,858
Prepaid pension costs                                                                         114,269              103,606
Debt expense, being amortized                                                                  59,984               51,261
Miscellaneous                                                                                 136,480              126,422
                                                                                       ---------------     ----------------
Total                                                                                       1,093,751            1,059,635
                                                                                       ---------------     ----------------

TOTAL ASSETS                                                                              $12,057,642          $12,033,618
                                                                                       ===============     ================



           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                           At March 31,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
  authorized 15,000,000 shares; outstanding 7,761,500 shares                                $ 344,250            $ 344,250
Paid-in capital                                                                             1,660,215            1,660,206
Premium on preferred stock                                                                         40                  158
Retained earnings                                                                           1,738,039            1,779,558
                                                                                       ---------------     ----------------
                                                                                            3,742,544            3,784,172
Preferred stock                                                                                15,504               15,527
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
  subordinated debentures or notes                                                            889,250              689,250
Long-term debt                                                                              2,746,025            2,744,362
                                                                                       ---------------     ----------------
Total                                                                                       7,393,323            7,233,311
                                                                                       ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               35,656
Long-term debt due within one year                                                            295,510              399,429
Notes payable to banks                                                                        231,813              117,634
Commercial paper                                                                              206,347              223,218
Accounts payable --
  Affiliated companies                                                                         48,426               75,774
  Other                                                                                       273,138              326,317
Customer deposits                                                                              70,033               69,584
Taxes accrued--
  Federal and state income                                                                     59,586               15,801
  Other                                                                                         48,488              122,359
Interest accrued                                                                               55,644               60,187
Miscellaneous                                                                                 106,117              100,793
                                                                                       ---------------     ----------------
Total                                                                                       1,395,102            1,546,752
                                                                                       ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           2,246,714            2,249,613
Accumulated deferred investment tax credits                                                   378,214              381,914
Deferred credits related to income taxes                                                      279,111              284,017
Employee benefits provisions                                                                  181,802              177,148
Miscellaneous                                                                                 183,376              160,863
                                                                                       ---------------     ----------------
Total                                                                                       3,269,217            3,253,555
                                                                                       ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $12,057,642          $12,033,618
                                                                                       ===============     ================




           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1999 vs. FIRST QUARTER 1998


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter of 1999 was $91.6 million compared to $105.9 million for the corresponding period in 1998. Earnings decreased by $14.3 million or 13.5% for this first quarter due primarily to the timing of earnings under a new retail rate order effective January 1999. Under the new order, fixed rate reductions and accelerated amortization are being recognized ratably throughout 1999. During 1998, variable accelerated depreciation recorded under the previous accounting order was primarily recognized during the higher revenue summer months. See Note (K) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.

     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                             ----------------------------------
                                              (in thousands)        %
Revenues.....................................   $(56,310)          (5.7)
Revenues from affiliates.....................      3,097           64.4
Purchased power from non-affiliates .........    (13,316)         (29.3)
Purchased power from affiliates..............     11,236           25.7
Maintenance expense..........................     10,587           13.1
Depreciation and amortization expense........    (26,159)         (16.5)
Distributions on preferred securities of
   subsidiary companies......................      1,447           10.7
Dividends on preferred stock.................       (826)         (40.7)


     Revenues. Revenues within the service area decreased by $40.9 million for the first quarter when compared to the corresponding period in 1998. Retail revenues, excluding fuel revenues which generally do not affect income, decreased $47.4 million for the first quarter of 1999 when compared to the same period in 1998 as a direct result of retail rate reductions ordered by the Georgia PSC. Energy sales within the service area rose slightly due primarily to a 1.7% increase in retail energy sales.

     Wholesale revenues within the service area decreased $9.8 million during the first quarter primarily as a result of a scheduled reduction in capacity revenues under a power supply agreement with OPC and a decrease in energy sales. Wholesale revenues outside the service area decreased by $13.9 million for the first quarter of 1999 when compared to the same period in 1998 primarily due to a decrease in energy sales.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to operating affiliates within SOUTHERN, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Purchased power from non-affiliates. The decrease for this first quarter of 1999 when compared to the same period in 1998 was mainly due to higher demand in 1998 for energy and higher energy purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. These costs for the first quarter 1999 increased primarily due to scheduled outages at generating facilities.

     Depreciation and amortization expense. The decrease in the first quarter as compared to the same period in 1998 is primarily due to the decrease of accelerated depreciation and amortization charges of $12.8 million pursuant to the new retail rate order and the completion in 1998 of the amortization of deferred Plant Vogtle costs. See Note (K) in the "Notes to the Condensed Financial Statements" herein for details regarding the retail rate order.

     Distributions on preferred securities of subsidiary companies. Distributions for the first quarter 1999 increased primarily due to the issuance of additional mandatorily redeemable preferred securities in February 1999.

     Dividends on preferred stock. Dividends for the current quarter decreased as a result of the redemption during 1998 of adjustable rate preferred stock.


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

     Effective January 1, 1999, GEORGIA began operating under a new three-year retail rate order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. In compliance with the order, retail rates were decreased by $262 million on an annual basis effective January 1, 1999. Reference is made to Note (K) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In September 1998, OPC decreased its purchases of capacity under a power supply agreement by 250 megawatts, resulting in a $16 million reduction in 1999 revenues. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC in March 1997, the resources associated with the decreased purchases in 1998 will be used to meet the needs of GEORGIA's retail customers through 2004. As a result of additional reduction notices given by OPC under its agreement with GEORGIA, GEORGIA's capacity revenues received from OPC were estimated to decrease by an additional $7 million in 1999, $18 million in 2000 and $4 million in 2001. Effective April 1, 1999, GEORGIA and OPC entered into a new agreement which will delay, in part, planned purchase reductions by OPC. The new agreement has been filed with the FERC under SOUTHERN's market-based rate authority. Based on the above, GEORGIA's capacity revenues received from OPC are now estimated to decrease by approximately $6 million in 1999, $15 million in 2000 and $7 million in 2001.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K.

     GEORGIA's plans to achieve Year 2000 compliance have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GEORGIA's Year 2000 program, including GEORGIA's share of costs of Southern Nuclear Operating Company, are expected to be approximately $38 million. From its inception through March 31, 1999, the Year 2000 program costs, recognized as expense, amounted to $32 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     Reference is made to Notes (B), (C), (F), (G), (K) through (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first three months of 1999 was the addition of approximately $163 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Financing Activities

During the first three months of 1999, redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $204 million and $35.7 million, respectively. In February 1999, Georgia Power Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. (See Note
(G) in the " Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.) In March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

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

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 1999, approximately $17.9 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. Of the $1.3 billion, $980 million provides liquidity support to GEORGIA's variable rate pollution control bonds. At March 31, 1999, GEORGIA had $231.8 million and $206.3 million outstanding in short-term notes payable to banks and commercial paper, respectively. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1999, and the related condensed statements of income for the three-month periods ended March 31, 1999 and 1998 and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1998 (not presented herein), and, in our report dated February 10, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Arthur Andersen LLP
Atlanta, Georgia
May 10, 1999

                               GULF POWER COMPANY



                                                          GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                  (Stated in Thousands of Dollars)

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                       ------------   ------------
                                                                                          1999           1998
                                                                                       ------------   ------------

OPERATING REVENUES:
Revenues                                                                                  $127,435       $134,553
Revenues from affiliates                                                                     7,071          6,397
                                                                                        ------------   ------------
Total operating revenues                                                                   134,506        140,950
                                                                                       ------------   ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                                      38,753         41,443
  Purchased power from non-affiliates                                                        4,156          4,733
  Purchased power from affiliates                                                            3,575          3,888
  Other                                                                                     27,142         31,281
Maintenance                                                                                 16,593         12,896
Depreciation and amortization                                                               16,078         14,703
Taxes other than income taxes                                                               12,544         12,619
Federal and state income taxes                                                               2,641          4,150
                                                                                       ------------   ------------
Total operating expenses                                                                   121,482        125,713
                                                                                       ------------   ------------
OPERATING INCOME                                                                            13,024         15,237
OTHER INCOME (EXPENSE):
Interest income                                                                                241            123
Other, net                                                                                    (812)        (1,203)
Income taxes applicable to other income                                                        161            357
                                                                                       ------------   ------------
INCOME BEFORE INTEREST CHARGES                                                              12,614         14,514
                                                                                       ------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                   4,950          4,877
Other interest charges                                                                         278            275
Interest on notes payable                                                                      485            338
Amortization of debt discount, premium and expense, net                                        498            578
Distributions on preferred securities of subsidiary companies                                1,550          1,384
                                                                                       ------------   ------------
Interest charges and other, net                                                              7,761          7,452
                                                                                       ------------   ------------
NET INCOME                                                                                   4,853          7,062
DIVIDENDS ON PREFERRED STOCK                                                                    54            209
                                                                                       ------------   ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                                           $ 4,799        $ 6,853
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


                                                   GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                        $ 4,853         $ 7,062
Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization                                                                 17,026          18,518
     Deferred income taxes                                                                         (1,060)         (1,918)
     Other, net                                                                                     6,015          (1,051)
     Changes in certain current assets and liabilities--
          Receivables, net                                                                          8,090          15,544
          Inventories                                                                             (17,392)         (6,011)
          Payables                                                                                 (5,832)        (12,499)
          Taxes accrued                                                                             2,903           3,431
          Current costs of 1995 coal contract renegotiation                                             -             812
          Other                                                                                    (5,762)         (5,412)
                                                                                              ------------     -----------
Net cash provided from operating activities                                                         8,841          18,476
                                                                                              ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (12,529)        (11,148)
Other                                                                                              (9,962)         (1,974)
                                                                                              ------------     -----------
Net cash used for investing activities                                                            (22,491)        (13,122)
                                                                                              ------------     -----------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                               -          45,000
Retirements--
     Other long-term debt                                                                               -          (5,754)
Notes payable, net                                                                                 28,500         (20,500)
Payment of preferred stock dividends                                                                  (54)           (210)
Payment of common stock dividends                                                                 (15,000)        (24,100)
Miscellaneous                                                                                          (5)         (2,373)
                                                                                              ------------     -----------
Net cash provided from (used for) financing activities                                             13,441          (7,937)
                                                                                              ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (209)         (2,583)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      969           4,707
                                                                                              ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 760         $ 2,124
                                                                                              ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                          $7,219          $6,997
     Income taxes                                                                                       -            $716





            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                          At March 31,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
UTILITY PLANT:
Plant in service                                                                          $1,812,822         $1,809,901
Less accumulated provision for depreciation                                                  791,301            784,111
                                                                                       --------------     --------------
                                                                                           1,021,521          1,025,790
Construction work in progress                                                                 35,411             34,863
                                                                                        --------------     --------------
Total                                                                                      1,056,932          1,060,653
                                                                                       --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                1,587                588
                                                                                       --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                        760                969
Receivables --
     Customer accounts receivable                                                             42,494             49,067
     Other accounts and notes receivable                                                       3,091              3,514
     Affiliated companies                                                                      2,333              3,442
     Accumulated provision for uncollectible accounts                                           (981)              (996)
Fossil fuel stock, at average cost                                                            41,757             24,213
Materials and supplies, at average cost                                                       27,873             28,025
Regulatory clauses under recovery                                                             10,657              9,737
Prepayments                                                                                    4,760              5,690
Vacation pay deferred                                                                          4,035              4,035
                                                                                       --------------     --------------
Total                                                                                        136,779            127,696
                                                                                       --------------     --------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      25,297             25,308
Debt expense, being amortized                                                                 21,033             21,448
Prepaid pension costs                                                                         14,773             13,770
Miscellaneous                                                                                 17,520             18,438
                                                                                       --------------     --------------
Total                                                                                         78,623             78,964
                                                                                       --------------     --------------

TOTAL ASSETS                                                                              $1,273,921         $1,267,901
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

                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                          At March 31,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
     authorized and outstanding -- 992,717 shares                                           $ 38,060           $ 38,060
Paid-in capital                                                                              218,960            218,960
Premium on preferred stock                                                                        12                 12
Retained earnings                                                                            160,419            170,620
                                                                                       --------------     --------------
                                                                                             417,451            427,652
Preferred stock                                                                                4,236              4,236
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes                              85,000             85,000
Long-term debt                                                                               317,420            317,341
                                                                                       --------------     --------------
Total                                                                                        824,107            834,229
                                                                                       --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            27,000             27,000
Notes payable                                                                                 60,000             31,500
Accounts payable --
     Affiliated companies                                                                     11,949             19,756
     Other                                                                                    17,449             23,697
Customer deposits                                                                             12,600             12,560
Taxes accrued                                                                                  6,795              7,432
Interest accrued                                                                               7,023              5,184
Regulatory clauses over recovery                                                               4,424              6,037
Vacation pay accrued                                                                           4,035              4,035
Dividends declared                                                                                54                 54
Miscellaneous                                                                                  1,534              3,960
                                                                                       --------------     --------------
Total                                                                                        152,863            141,215
                                                                                       --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            165,668            166,118
Deferred credits related to income taxes                                                      51,772             52,465
Accumulated provision for property damage                                                      3,230              1,605
Accumulated deferred investment tax credits                                                   29,152             29,632
Accumulated provision for postretirement benefits                                             24,608             23,534
Miscellaneous                                                                                 22,521             19,103
                                                                                       --------------     --------------
Total                                                                                        296,951            292,457
                                                                                       --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,273,921         $1,267,901
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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1999 vs. FIRST QUARTER 1998


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter of 1999 was $4.8 million, compared to $6.9 million for the corresponding period of 1998. The earnings decrease is attributed to higher maintenance expenses during this quarter when compared to the same period in 1998.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                           -----------------------------------
                                                      First Quarter
                                           -----------------------------------
                                              (in thousands)         %
Revenues..................................     $ (7,118)            (5.3)
Revenues from affiliates..................          674             10.5
Fuel expense..............................       (2,690)            (6.5)
Purchased power from non-affiliates ......         (577)           (12.2)
Purchased power from affiliates...........         (313)            (8.1)
Other operation expense...................       (4,139)           (13.2)
Maintenance expense.......................        3,697             28.7


     Revenues. Revenues for the first quarter decreased due primarily to the recovery of lower fuel costs. The price per ton of coal, which is GULF's primary fuel source, was lower in the first quarter of 1999 compared to the same period in 1998 as the costs related to prior year coal contract renegotiations were fully amortized by March 1998 and a major coal contract price was reduced. Excluding recovery of fuel expense and certain other expenses that do not affect income, retail revenues increased $1.1 million for the quarter. This increase reflects slightly higher retail energy sales of 0.3%, which can be attributed to customer growth in the residential and commercial classes. Revenues from non-territorial wholesale energy sales decreased $2.6 million for the first quarter of 1999 when compared to the corresponding period of 1998. The decrease in non-territorial wholesale energy sales was primarily due to decreased sales through power marketing activities. These sales were largely offset by purchases from non-affiliates and, as a result, had no significant effect on net income.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense is attributed to lower fuel costs, reflecting the reduction of a major coal contract price.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Purchased power from non-affiliates. Purchased power from non-affiliates decreased this quarter when compared to the same period in 1998 due primarily to a decrease in power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. This item decreased in this quarter when compared to the same period in 1998 due to prior year payments related to renegotiations of coal supply contracts being fully amortized by March 1998.

     Maintenance expense. These costs for the first quarter of 1999 increased primarily due to scheduled outages at production facilities.


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

     GULF's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GULF's Year 2000 program are expected to be $4.9 million. From its inception through March 31, 1999, the Year 2000 program costs, recognized as expense, amounted to $3.7 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     In reference to the ongoing matters with the Florida PSC concerning GULF's authorized return on equity (ROE) and the outstanding balances of certain regulatory assets, GULF filed a revised plan on April 6, 1999. The staff countered with another proposal filed on April 8, 1999. At the agenda conference on April 20, 1999, the Florida PSC approved the staff's plan with several modifications. The changes approved by the Florida PSC include the following: a reduction in the authorized return mid-point from 12.0% to 11.5%, the sharing of revenues for a period of 3 years above an earnings level of 12.5% ROE up to 14.0% ROE, revenue credits to customers and the write-off of regulatory assets totaling $7.1 million per year from 1999 through 2001. An order outlining the changes associated with earnings, revenue sharing, and other regulatory issues will be issued by the Florida PSC. Any interested party will have the opportunity to protest the order within 20 days from the date of the order. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and Item 1 - BUSINESS - "Regulation - State Commissions" of GULF in the Form 10-K.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Adoption of this statement is not expected to have a material impact on GULF's financial statements.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 1999 included the addition of approximately $12.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

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

     To meet short-term cash needs and contingencies, GULF had at March 31, 1999, approximately $760 thousand of cash and cash equivalents and $31.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. At March 31, 1999, GULF had $60.0 million of short-term notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY




                                                          MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                  (Stated in Thousands of Dollars)

                                                                                            For the Three Months
                                                                                              Ended March 31,
                                                                                         ---------------------------
                                                                                             1999           1998
                                                                                         ------------   ------------

OPERATING REVENUES:
Revenues                                                                                    $121,400       $121,281
Revenues from affiliates                                                                       1,035            875
                                                                                         ------------   ------------
Total operating revenues                                                                     122,435        122,156
                                                                                         ------------   ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                                        31,522         27,288
  Purchased power from non-affiliates                                                          2,345          4,300
  Purchased power from affiliates                                                              8,902         11,296
  Other                                                                                       27,047         23,846
Maintenance                                                                                   11,601         11,394
Depreciation and amortization                                                                 11,789         11,653
Taxes other than income taxes                                                                 11,107         12,080
Federal and state income taxes                                                                 4,273          4,932
                                                                                         ------------   ------------
Total operating expenses                                                                     108,586        106,789
                                                                                         ------------   ------------
OPERATING INCOME                                                                              13,849         15,367
OTHER INCOME (EXPENSE):
Interest income                                                                                   81             50
Other, net                                                                                       634            233
Income taxes applicable to other income                                                         (309)          (313)
                                                                                         ------------   ------------
INCOME BEFORE INTEREST CHARGES                                                                14,255         15,337
                                                                                         ------------   ------------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                                     5,010          4,798
Interest on notes payable                                                                        412            428
Amortization of debt discount, premium and expense, net                                          356            388
Other interest charges                                                                            82            141
Distributions on preferred securities of subsidiary companies                                    699            699
                                                                                         ------------   ------------
Interest and other charges, net                                                                6,559          6,454
                                                                                         ------------   ------------
NET INCOME                                                                                     7,696          8,883
DIVIDENDS ON PREFERRED STOCK                                                                     503            495
                                                                                         ------------   ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                                             $ 7,193        $ 8,388
                                                                                         ============   ============




              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                                 49

                                                MISSISSIPPI POWER COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                        $ 7,696         $ 8,883
Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization                                                                 12,801          12,680
     Deferred income taxes                                                                           (991)             72
     Other, net                                                                                    (2,927)           (492)
     Changes in certain current assets and liabilities--
          Receivables, net                                                                          2,570           3,604
          Inventories                                                                              (6,109)         (5,457)
          Payables                                                                                 (8,912)         (5,732)
          Taxes accrued                                                                           (15,750)        (16,612)
          Other                                                                                    (3,582)         (2,537)
                                                                                              ------------     -----------
Net cash used for operating activities                                                            (15,204)         (5,591)
                                                                                              ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (12,897)        (12,886)
Other                                                                                              (6,314)         (4,933)
                                                                                              ------------     -----------
Net cash used for investing activities                                                            (19,211)        (17,819)
                                                                                              ------------     -----------
FINANCING ACTIVITIES:
Retirements--
     Preferred stock                                                                                    -             (87)
     First mortgage bonds                                                                               -         (35,000)
Notes payable, net                                                                                 48,500          69,000
Payment of preferred stock dividends                                                                 (503)           (495)
Payment of common stock dividends                                                                 (13,800)        (12,700)
Miscellaneous                                                                                           -             (16)
                                                                                              ------------     -----------
Net cash provided from financing activities                                                        34,197          20,702
                                                                                              ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (218)         (2,708)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,327           4,432
                                                                                              ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 1,109         $ 1,724
                                                                                              ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                          $4,543          $4,509
     Income taxes                                                                                  $1,900           ($534)



        The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                          At March 31,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $1,556,279         $1,553,112
Less accumulated provision for depreciation                                                  594,641            583,957
                                                                                       --------------     --------------
                                                                                             961,638            969,155
Construction work in progress                                                                 62,569             51,517
                                                                                       --------------     --------------
Total                                                                                      1,024,207          1,020,672
                                                                                       --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                  978                979
                                                                                       --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      1,109              1,327
Receivables --
     Customer accounts receivable                                                             23,309             29,829
     Regulatory clauses under recovery                                                         8,762              8,042
     Other accounts and notes receivable                                                      14,469             12,495
     Affiliated companies                                                                     12,014             10,946
     Accumulated provision for uncollectible accounts                                           (433)              (621)
Fossil fuel stock, at average cost                                                            22,591             16,418
Materials and supplies, at average cost                                                       18,671             18,735
Current portion of accumulated deferred income taxes                                           5,187              4,248
Prepayments                                                                                    6,136              1,651
Vacation pay deferred                                                                          4,717              4,717
                                                                                       --------------     --------------
Total                                                                                        116,532            107,787
                                                                                       --------------     --------------


DEFERRED CHARGES:
Debt expense and loss, being amortized                                                        13,386             13,713
Deferred charges related to income taxes                                                      21,110             22,697
Long-term notes receivable                                                                     1,846              2,072
Work force reduction plan                                                                     11,210             12,748
Miscellaneous                                                                                 10,389              8,937
                                                                                       --------------     --------------
Total                                                                                         57,941             60,167
                                                                                       --------------     --------------

TOTAL ASSETS                                                                              $1,199,658         $1,189,605
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

                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                          At March 31,
                                                                                           1999            At December 31,
                                                                                         (Unaudited)        1998
                                                                                       ---------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
 authorized 1,130,000 shares; outstanding 1,121,000 shares                                  $ 37,691           $ 37,691
Paid-in capital                                                                              179,473            179,474
Premium on preferred stock                                                                       326                326
Retained earnings                                                                            167,134            173,740
                                                                                       --------------     --------------
                                                                                             384,624            391,231
Preferred stock                                                                               31,809             31,809
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding Company Junior Subordinated Notes                                   35,000             35,000
Long-term debt                                                                               292,773            292,744
                                                                                       --------------     --------------
Total                                                                                        744,206            750,784
                                                                                       --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            50,020             50,020
Notes payable                                                                                 61,500             13,000
Accounts payable --
     Affiliated companies                                                                      9,163              8,788
     Regulatory clauses over recovery                                                          5,802              4,412
     Other                                                                                    31,251             47,113
Customer deposits                                                                              3,366              3,272
Taxes accrued--
     Federal and state income                                                                  4,844              1,124
     Other                                                                                    11,909             31,379
Interest accrued                                                                               4,616              2,955
Miscellaneous                                                                                 10,758             11,753
                                                                                       --------------     --------------
Total                                                                                        193,229            173,816
                                                                                       --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            144,315            143,852
Accumulated deferred investment tax credits                                                   25,605             25,913
Deferred credits related to income taxes                                                      35,175             37,277
Postretirement benefits other than pension                                                    26,050             25,869
Accumulated provision for property damage                                                      1,291                910
Work force reduction plan                                                                     12,496             13,051
Miscellaneous                                                                                 17,291             18,133
                                                                                       --------------     --------------
Total                                                                                        262,223            265,005
                                                                                       --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,199,658         $1,189,605
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1999 vs. FIRST QUARTER 1998


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 1999 was $7.2 million compared to $8.4 million for the same period of 1998. The decrease in earnings is attributed to increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                                -------------------------------
                                                        First Quarter
                                                -------------------------------
                                                  (in thousands)        %
Revenues........................................   $     119            0.1
Revenues from affiliates........................         160           18.3
Fuel expense....................................       4,234           15.5
Purchased power from non-affiliates ............      (1,955)         (45.5)
Purchased power from affiliates.................      (2,394)         (21.2)
Other operation expense.........................       3,201           13.4



     Revenues. The slight improvement in revenues for this quarter reflects increased energy sales in the retail sector, in particular to commercial customers. This revenue increase was partially offset by a decrease in non-territorial energy sales. Revenues from territorial energy sales increased $3.2 million and revenues from non-territorial energy sales decreased $2.3 million. Energy sales to commercial customers increased due to increased tourism and continued growth in this sector. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $650 thousand for the current quarter. Wholesale territorial revenues, excluding fuel revenues which do not affect income, increased $3.1 million for the current quarter.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




     Fuel expense. These costs increased during the current quarter due to an increase in generation resulting from a higher demand for energy.

     Purchased power from non-affiliates. This item decreased when compared to the same period in 1998 due primarily to increased availability of generation from MISSISSIPPI's generating plants.

     Other operation expense. The increase for this quarter compared to the same period in 1998 is attributed primarily to increased administrative and general expenses. The expenses rose due to higher amortization of deferred costs for the work force reduction plan and increased Year 2000 expenses.


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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. MISSISSIPPI's 1999 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 18, 1999 and resulted in a slight increase in customer prices. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     MISSISSIPPI's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to MISSISSIPPI's Year 2000 program are expected to be $4.9 million. From its inception through March 31, 1999, the Year 2000 program costs, recognized as expense, amounted to $3.9 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. MISSISSIPPI has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 1999 included the addition of approximately $12.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

In April 1999, MISSISSIPPI and Escatawpa Funding ("Escatawpa"), a limited partnership, entered into a lease agreement whereby MISSISSIPPI will design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility. It is expected that the project will cost approximately $406 million, and upon completion of the facility, MISSISSIPPI will lease the facility from Escatawpa for an initial term of approximately 10 years. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND
ANALYSIS - "Capital Requirements for Construction" of MISSISSIPPI and Notes 3 and 4 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 1999, approximately $1.1 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At March 31, 1999, MISSISSIPPI had short-term notes payable outstanding of $61.5 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY



                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                           CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                (Stated in Thousands of Dollars)

                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                          ------------------------
                                                                                                              1999         1998
                                                                                                          -----------  -----------

OPERATING REVENUES:
Revenues                                                                                                     $46,732      $48,209
Revenues from Affiliates                                                                                         366          172
                                                                                                          -----------  -----------
Total operating revenues                                                                                      47,098       48,381
                                                                                                          -----------  -----------

OPERATING EXPENSES:
Operation--
  Fuel                                                                                                         6,593        5,808
  Purchased power from non-affiliates                                                                          1,092        1,213
  Purchased power from affiliates                                                                              9,177       10,164
  Other                                                                                                       11,279       11,145
Maintenance                                                                                                    4,439        3,678
Depreciation and amortization                                                                                  5,977        5,258
Taxes other than income taxes                                                                                  2,904        2,838
Federal and state income taxes                                                                                   720        2,063
                                                                                                          -----------  -----------
Total operating expenses                                                                                      42,181       42,167
                                                                                                          -----------  -----------
OPERATING INCOME                                                                                               4,917        6,214
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                               21           21
Interest income                                                                                                   36           68
Other, net                                                                                                      (444)        (429)
Income taxes applicable to other income                                                                          158          133
                                                                                                          -----------  -----------
INCOME BEFORE INTEREST CHARGES                                                                                 4,688        6,007
                                                                                                          -----------  -----------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                                                     2,475        2,710
Allowance for debt funds used during construction                                                                (26)         (26)
Interest on notes payable                                                                                         21           26
Amortization of debt discount, premium and expense, net                                                          233          187
Distributions on preferred securities of subsidiary trust                                                        685            -
Other interest charges                                                                                            91          103
                                                                                                          -----------  -----------
Interest and other charges, net                                                                                3,479        3,000
                                                                                                          -----------  -----------
NET INCOME                                                                                                     1,209        3,007
DIVIDENDS ON PREFERRED STOCK                                                                                       -          581
                                                                                                          -----------  -----------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                                                              $1,209       $2,426
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


                                          SAVANNAH ELECTRIC AND POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                 For the Three Months
                                                                                                   Ended March 31,
                                                                                              ---------------------------
                                                                                                 1999            1998
                                                                                              -----------     -----------

OPERATING ACTIVITIES:
Net income                                                                                       $ 1,209          $3,007
Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization                                                                 6,438           5,654
     Deferred income taxes and investment tax credits, net                                          (555)             20
     Allowance for equity funds used during construction                                             (21)            (21)
     Other, net                                                                                    1,329            (691)
     Changes in certain current assers and liabilities--
          Receivables, net                                                                         2,913           4,917
          Inventories                                                                               (348)         (1,778)
          Payables                                                                                (4,064)         (3,049)
          Taxes accrued                                                                             (635)         (1,143)
          Other                                                                                      627          (3,333)
                                                                                              -----------     -----------
Net cash provided from operating activities                                                        6,893           3,583
                                                                                              -----------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (9,398)         (4,250)
Other                                                                                                175            (703)
                                                                                              -----------     -----------
Net cash used for investing activities                                                            (9,223)         (4,953)
                                                                                              -----------     -----------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                                              -          30,000
Retirements--
     First mortgage bonds                                                                              -          (1,100)
     Other long-term debt                                                                           (182)           (167)
Notes payable, net                                                                                 6,500           3,000
Payment of preferred stock dividends                                                                   -            (581)
Payment of common stock dividends                                                                 (6,200)         (5,800)
Miscellaneous                                                                                        (12)           (703)
                                                                                              -----------     -----------
Net cash provided from financing activities                                                          106          24,649
                                                                                              -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (2,224)         23,279
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   5,962           6,144
                                                                                              ===========     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 3,738         $29,423
                                                                                              ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                         $3,209          $3,332
     Income taxes                                                                                      -            $984




         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                         At March 31,
                                                                                          1999           At December 31,
                                                                                        (Unaudited)        1998
                                                                                       ------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $788,416          $781,964
Less accumulated provision for depreciation                                                347,082           341,930
                                                                                       ------------     -------------
                                                                                           441,334           440,034
Construction work in progress                                                                5,123             2,908
                                                                                       ------------     -------------
Total                                                                                      446,457           442,942
                                                                                       ------------     -------------

OTHER PROPERTY AND INVESTMENTS:                                                              1,420             1,420
                                                                                       ------------     -------------

CURRENT ASSETS:
Cash and cash equivalents                                                                    3,738             5,962
Receivables --
     Customer accounts receivable                                                           15,685            18,030
     Other accounts and notes receivable                                                     3,661             3,543
     Affiliated companies                                                                    2,416             1,388
     Accumulated provision for uncollectible accounts                                         (209)             (284)
     Fuel cost under recovery                                                               15,839            17,628
Fossil fuel stock, at average cost                                                           4,789             4,984
Materials and supplies, at average cost                                                      7,039             6,496
Prepayments                                                                                  4,709             4,772
                                                                                       ------------     -------------
Total                                                                                       57,667            62,519
                                                                                       ------------     -------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                    17,096            17,130
Debt issue expense, being amortized                                                          3,530             3,554
Premium on reacquired debt, being amortized                                                  8,373             8,570
Prepaid pension costs                                                                        2,758             3,281
Cash surrender value of life insurance for deferred compensation plans                      14,179            14,179
Miscellaneous                                                                                2,678             2,204
                                                                                       ------------     -------------
Total                                                                                       48,614            48,918
                                                                                       ------------     -------------

TOTAL ASSETS                                                                              $554,158          $555,799
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

                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                           CAPITALIZATION AND LIABILITIES

                                                                                         At March 31,
                                                                                          1999           At December 31,
                                                                                          (Unaudited)       1998
                                                                                       ------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (par value value $5 per share) --
  authorized 16,000,000 shares; outstanding 10,844,635 shares                              $54,223           $54,223
Paid-in capital                                                                              8,688             8,688
Retained earnings                                                                          107,963           112,954
                                                                                       ------------     -------------
                                                                                           170,874           175,865
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding Company Junior Subordinated Notes                                40,000            40,000
Long-term debt                                                                             163,274           163,443
                                                                                       ------------     -------------
Total                                                                                      374,148           379,308
                                                                                       ------------     -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                             676               689
Notes payable                                                                                6,500                 -
Accounts payable --
     Affiliated companies                                                                    5,392             5,014
     Other                                                                                   6,533            10,833
Customer deposits                                                                            5,321             5,224
Taxes accrued--
     Federal and state income                                                                1,589             2,467
     Other                                                                                   2,256             2,891
Interest accrued                                                                             3,862             3,815
Vacation pay accrued                                                                         2,008             1,978
Miscellaneous                                                                                7,090             6,700
                                                                                       ------------     -------------
Total                                                                                       41,227            39,611
                                                                                       ------------     -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           83,098            82,778
Accumulated deferred investment tax credits                                                 11,777            11,943
Deferred credits related to income taxes                                                    21,318            21,349
Deferred compensation plans                                                                  9,976             9,788
Postretirement benefits                                                                      6,824             6,434
Miscellaneous                                                                                5,790             4,588
                                                                                       ------------     -------------
Total                                                                                      138,783           136,880
                                                                                       ------------     -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $554,158          $555,799
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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1999 vs. FIRST QUARTER 1998


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the first quarter of 1999 was $1.2 million as compared to $2.4 million for the same period of 1998. The earnings decrease is attributed to lower operating revenues and increased operating expenses, both reflecting the Georgia PSC's accounting order. For additional information, see Note (N) in the "Notes to the Condensed Financial Statements" herein for details regarding the accounting order.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                               ------------------------------
                                                      First Quarter
                                               ------------------------------
                                                (in thousands)        %
Revenues.......................................    $(1,477)          (3.1)
Fuel expense...................................        785           13.5
Maintenance expense............................        761           20.7
Depreciation and amortization expense..........        719           13.7
Interest on long-term debt.....................        450           16.6
Dividends on preferred stock...................       (581)        (100.0)

     Revenues. The drop in first quarter 1999 revenues is primarily attributed to a decrease in total energy sales primarily to territorial customers and the tariff reduction implemented as a part of the Georgia PSC accounting order. Territorial energy sales to residential and commercial customers were up 3.4% and 1.3%, but were down 30.9% to industrial customers. Energy sales were down to industrial customers due to low demand from one industrial customer and the shut-down of another industrial customer's facilities. For additional information, see "Future Earnings Potential" herein.

     Fuel expenses. These costs rose from the same period in 1998 due to higher generation and a change in fuel mix.

     Maintenance expense. The first quarter of 1999 increase is attributed primarily to the timing of maintenance expenses at steam generating facilities.

     Depreciation and amortization expense. This item increased during this quarter compared to the corresponding period in 1998 due mainly to additional depreciation charges pursuant to the Georgia PSC accounting order.

     Interest on long-term debt. During the first quarter of 1999, interest on long-term debt increased when compared to the same period in 1998 due to a higher level of debt.

     Dividends on preferred stock. The change in this item is a direct result of the redemption in November 1998 of all of SAVANNAH's outstanding preferred stock.

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

     In June 1998, the Georgia PSC approved a four-year accounting order for SAVANNAH. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K for additional information.

     In August, 1998, one of SAVANNAH's largest industrial customers added its own steam turbine unit. The impact to SAVANNAH's revenues from one period to the next will be determined by the reliability of the unit and market conditions. Further, in October 1998, another of Savannah's largest customers shut-down its Savannah operations indefinitely. Base revenues from this customer had averaged $2 million annually or approximately $500 thousand per quarter. Under the terms of SAVANNAH's contract this customer is obligated to pay $1.1 million annually through 2004. In the first quarter of 1999, the impact on SAVANNAH's revenues from this shut-down was $0.2 million.

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

     SAVANNAH's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to SAVANNAH's Year 2000 program are expected to be $1.2 million. From its inception through March 31, 1999, the Year 2000 program costs, recognized as expense, amounted to $0.9 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     The FASB has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SAVANNAH has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 1999 included the addition of approximately $9.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 1999, approximately $3.7 million of cash and cash equivalents and approximately $54 million of unused credit arrangements with banks. At March 31, 1999, SAVANNAH had $6.5 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


    Registrant                 Applicable Notes

    SOUTHERN                   A, B, C, D, E, F, H, I, J, K, L, M, O, P

    ALABAMA                    A, B, C, F, G, H, I, J

    GEORGIA                    A, B, C, F, G, K, L, M

    GULF                       A, B, F

    MISSISSIPPI                A, B, F

    SAVANNAH                   A, B, N

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results for the periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At March 31, 1999, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional              Unrealized
                     Type                      Termination              Amount              Gain (Loss)
                                                                                (in thousands)
      Interest rate swaps                          2002-2016           $892,120             $(48,943)
                                                   2001-2012     (pound)600,000             $(129,376)
                                                   2002-2007          DM691,000             $(30,770)

      Cross currency swaps                         2001-2007     (pound)413,800             $31,556
      Cross currency swaption                           2003          DM555,000             $(2,377)
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      In January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have jointly made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At March 31, 1999, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $79 million. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in Item 7 and Note 1 to the financial statements of SOUTHERN under "Financial Instruments for Trading Activities" in Item 8 of the Form 10-K.

(E) SOUTHERN's principal business segment -- or its traditional core business -- is the five regulated electric utility operating companies that provide electric service in four southeastern states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:



                                              Regulated
                                              Domestic             Southern Energy          All
                                              Electric        Non-Traditional Services     Other     Reconciling
                                              Utilities  International  Domestic  Total    (Note)    Eliminations  Consolidated


                                              ------------ -------------------------------- --------- ------------- ---------------
    Three Months Ended March 31, 1999:                                      (in millions)
      Operating revenues                       $ 1,882      $  461     $  61      $  522      $ 43        $   (5)       $  2,442
      Segment net income (loss)                    168          88         -          88       (33)            1             224
    Total assets at 3/31/99                     24,397       9,378     2,534      11,912     1,381        (2,252)         35,438
    ----------------------------------------- ------------ ---------- ---------- ---------- --------- ------------- ---------------

    Three Months Ended March 31, 1998:
      Operating revenues                        $ 1,954     $  475      $  33    $  508      $  35        $  (2)         $ 2,495
      Segment net income (loss)                     190         57          6        63         (3)          (8)             242
    Total assets at 12/31/98                     24,421      9,578      2,869    12,447      1,438        (2,114)         36,192
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

(F) Reference is made to Notes 3 and 7 to each of the registrant's financial statements, except SAVANNAH'S, in Item 8 of the Form 10-K for a discussion of the FERC orders in proceedings regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts and a discussion of the long-term power sales agreements. On April 19, 1999, the FERC entered an order dismissing the request for rehearing filed by customers under long-term power sales agreements. The parties are engaged in discussions with a view toward settlement of the proceedings which remain pending at FERC, but the ultimate outcome of these discussions cannot now be determined.


(G) During the first three months of 1999, statutory business trusts, formed by ALABAMA and GEORGIA of which such companies own all the common securities, issued mandatorily redeemable preferred securities as follows:
      (in thousands)

                                                                                                     Maturity Date
         Company                           Date of Issue       Amount        Rate        Notes          of Notes

                                                     >
         ALABAMA                                2/25/99         $50,000   Auction         $51,550        2/28/2029
         GEORGIA                                2/25/99        $200,000      6.85%       $206,186        3/31/2029

      Substantially all the assets of each trust are junior subordinated notes issued by the related company in the respective approximate principal amounts set forth above. ALABAMA and GEORGIA consider that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective trusts' payment obligations with respect to the preferred securities.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a judgment against ALABAMA arising from discharges into Lake Martin. The trial court has denied the defendants' motion for a new trial and for remittitur, and ALABAMA has appealed to the Supreme Court of Alabama.

(J) In 1996, legal actions against ALABAMA were filed in several counties in Alabama charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. See Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information.

(K) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings in excess of a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings in excess of the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(M) In September 1998, OPC decreased its purchases of capacity under a power supply agreement by 250 megawatts, resulting in a $16 million reduction in 1999 revenues. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC in March 1997, the resources associated with the decreased purchases in 1998 will be used to meet the needs of GEORGIA's retail customers through 2004. As a result of additional reduction notices given by OPC under its agreement with GEORGIA, GEORGIA's capacity revenues received from OPC were estimated to decrease by an additional $7 million in 1999, $18 million in 2000 and $4 million in 2001. Effective April 1, 1999, GEORGIA and OPC entered into a new agreement which will delay, in part, planned purchase reductions by OPC. The new agreement has been filed with the FERC under SOUTHERN's market-based rate authority. Based on the above, GEORGIA's capacity revenues received from OPC are now estimated to decrease by approximately $6 million in 1999, $15 million in 2000 and $7 million in 2001.

(N)   Reference is made to Note 3 to the financial statements of SAVANNAH in
      Item 8 of the Form 10-K for information concerning the four-year accounting order approved by the Georgia PSC in June 1998.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before. SOUTHERN's equity investment in Mobile Energy was $56 million at March 31, 1999. At March 31, 1999, Mobile Energy had total assets of $372 million and senior debt outstanding of $203 million of first mortgage bonds and $77 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. In March 1999, under an agreement with the bondholders, SOUTHERN paid $36,144,000 pursuant to the guarantees. The bondholders reserved the right to seek an additional $2,700,000, which SOUTHERN believes was satisfied by an earlier transfer of funds. The ultimate outcome of this matter cannot now be determined.

(P) In 1998, SOUTHERN's Board of Directors authorized SOUTHERN to make open market purchases of its common stock in an aggregate amount not to exceed $300 million through March 31, 1999. The purpose of the program was to provide shares of common stock for the purchase requirements of SOUTHERN's various stockholder, employee and outside director stock purchase plans. Under the program, 41,000 shares were sold in the quarter ended March 31, 1999.

      Also, in April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The program does not establish a target stock price or timetable for specific repurchases. Under this program, 4,116,800 shares have been repurchased through May 12, 1999, with funding provided from SOUTHERN's commercial paper program.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.


           (1) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.

                        Exhibits 15   -   Letter re: unaudited interim financial information
                                          (a)      ALABAMA
                                          (b)      GEORGIA

                        Exhibit 24    -   Powers of Attorney and resolutions.  (Designated in the Form 10-K for the year ended
                                          December 31, 1998, File Nos. 1-3526, 1-3164, 1-6468, 0-2429, 0-6849 and 1-5072 as
                                          Exhibits 24(a), 24(b), 24(c), 24(d), 24(e) and 24(f), respectively, and incorporated herein by reference.)

                        Exhibits 27   -   Financial Data Schedule
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

                 (b) Reports on Form 8-K.

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI AND
                        SAVANNAH each filed a Current Report on Form 8-K dated
                        February 10, 1999:
                              Item reported:                  Item 7
                              Financial statements filed:
                                                              Each registrant's
                                                              audited financial
                                                              statements for the
                                                              year ended
                                                              December 31, 1998.

                        ALABAMA filed a Current Report on Form 8-K dated February 18, 1999:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None


PART II       -  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

                 (b)    Reports on Form 8-K. (Continued)

                        GEORGIA filed Current Reports on Form 8-K dated February 17, 1999 and March 3, 1999:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                                                     Date:  May 13, 1999

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

                                                       Date:  May 13, 1999

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


                                                        Date:  May 13, 1999

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


                                                       Date:  May 13, 1999

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


                                                        Date:  May 13, 1999

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

                                                        Date:  May 13, 1999