Form 10-Q
period 1999-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1999-08-16
CIK 92122, 3153, 41091, 44545, 66904, 86940

===================================================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1999
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                                         Description of                          Shares Outstanding
Registrant                                               Common Stock                            at July 31, 1999

The Southern Company                                     Par Value $5 Per Share                         683,159,074
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635



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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 1999
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           21
                Condensed Statements of Cash Flows.................................................................           22
                Condensed Balance Sheets...........................................................................           23
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           25
                Exhibit 1 - Report of Independent Public Accountants...............................................           29
             Georgia Power Company
                Condensed Statements of Income.....................................................................           31
                Condensed Statements of Cash Flows.................................................................           32
                Condensed Balance Sheets...........................................................................           33
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           35
                Exhibit 1 - Report of Independent Public Accountants...............................................           40
             Gulf Power Company
                Condensed Statements of Income.....................................................................           42
                Condensed Statements of Cash Flows.................................................................           43
                Condensed Balance Sheets...........................................................................           44
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           46
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           51
                Condensed Statements of Cash Flows.................................................................           52
                Condensed Balance Sheets...........................................................................           53
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           55
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           60
                Condensed Statements of Cash Flows.................................................................           61
                Condensed Balance Sheets...........................................................................           62
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           64
             Notes to the Condensed Financial Statements...........................................................           67
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           68
                                            PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           73
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           73
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           75
         Signatures ...............................................................................................           76



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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months              For the Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                               -------------------------------   ------------------------------
                                                                   1999             1998             1999            1998
                                                               --------------  ---------------   --------------  --------------

OPERATING REVENUES                                                $2,791,080       $2,913,381       $5,232,645      $5,408,258
                                                               --------------  ---------------   --------------  --------------
OPERATING EXPENSES:
Operation--
  Fuel                                                               656,890          616,504        1,169,356       1,090,832
  Purchased power                                                    244,152          302,978          518,578         610,977
  Other                                                              518,564          533,114        1,005,633         993,683
Maintenance                                                          233,945          234,681          455,231         434,669
Depreciation and amortization                                        325,163          434,201          640,244         766,286
Taxes other than income taxes                                        145,060          143,159          291,322         290,491
Income taxes                                                         159,895          158,070          268,503         293,992
                                                               --------------  ---------------   --------------  --------------
Total operating expenses                                           2,283,669        2,422,707        4,348,867       4,480,930
                                                               --------------  ---------------   --------------  --------------
OPERATING INCOME                                                     507,411          490,674          883,778         927,328
OTHER INCOME:
Equity in earnings of unconsolidated subsidiaries                     48,242           10,640          142,923          45,136
Interest income                                                       40,142          113,508           69,628         151,413
Other, net                                                            10,954          (11,409)          37,666           1,782
Income taxes applicable to other income                                7,306           (6,102)          (8,854)            922
                                                               --------------  ---------------   --------------  --------------
INCOME BEFORE INTEREST CHARGES                                       614,055          597,311        1,125,141       1,126,581
                                                               --------------  ---------------   --------------  --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                           164,355          178,472          330,708         352,749
Interest on notes payable                                             44,058           32,534           71,515          61,436
Amortization of debt discount, premium and expense, net                9,991           33,515           19,011          40,472
Other interest charges                                                16,056           26,900           29,253          46,008
Minority interests in subsidiaries                                    14,841           13,123           36,184          29,710
Distributions on capital and preferred
  securities of subsidiary companies                                  46,181           35,569           89,948          70,666
Preferred dividends of subsidiary companies                            4,588            6,425           10,221          13,065
                                                               --------------  ---------------   --------------  --------------
Interest charges and other, net                                      300,070          326,538          586,840         614,106
                                                               --------------  ---------------   --------------  --------------

CONSOLIDATED NET INCOME                                            $ 313,985        $ 270,773        $ 538,301       $ 512,475
                                                               ==============  ===============   ==============  ==============


AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                              693,465          697,659          695,996         696,355

BASIC AND DILUTED EARNINGS
PER SHARE OF COMMON STOCK                                              $0.45            $0.39            $0.77           $0.74

CASH DIVIDENDS PAID PER SHARE                                         $0.335           $0.335            $0.67           $0.67
   OF COMMON STOCK




               The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                              -----------------------------------
                                                                                                   1999                1998
                                                                                              ---------------     ---------------

OPERATING ACTIVITIES:
Consolidated net income                                                                             $538,301            $512,475
Adjustments to reconcile net income to net cash provided by
     operating activities--
          Depreciation and amortization                                                              701,860             880,545
          Deferred income taxes and investment tax credits                                            79,902             (25,900)
          Gain on asset sales                                                                         (9,278)            (32,168)
          Equity in earnings of unconsolidated subsidiaries                                         (142,910)            (43,571)
          Other, net                                                                                  62,301              64,349
          Changes in certain current assets and liabilities
            excluding effects from acquisitions --
               Receivables, net                                                                      (67,533)           (147,655)
               Special deposits-other                                                                  2,746               2,897
               Fossil fuel stock                                                                     (94,238)            (57,242)
               Materials and supplies                                                                 (4,456)              6,481
               Prepayments                                                                           (21,383)            (49,494)
               Accounts payable                                                                     (287,931)           (214,387)
               Taxes accrued                                                                          74,338             165,187
               Other                                                                                  (3,749)             35,139
                                                                                              ---------------     ---------------
Net cash provided from operating activities                                                          827,970           1,096,656
                                                                                              ---------------     ---------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (1,060,446)           (957,924)
Southern Energy business acquisitions, net of cash acquired                                       (1,476,990)           (199,526)
Sales of property                                                                                      9,586             186,577
Other                                                                                                (95,875)            (21,407)
                                                                                              ---------------     ---------------
Net cash used for investing activities                                                            (2,623,725)           (992,280)
                                                                                              ---------------     ---------------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                                        23,748             111,872
  Capital and preferred securities                                                                   250,000             245,000
  Pollution control obligations                                                                      339,650             210,300
  Other long-term debt                                                                               585,265           1,073,532
  Notes receivable                                                                                   195,000             182,792
Retirements/repurchases--
  Common stock repurchased                                                                          (250,921)                  -
  Preferred stock                                                                                    (85,732)            (40,771)
  First mortgage bonds                                                                              (524,800)           (502,795)
  Pollution control obligations                                                                      (51,000)           (102,990)
  Other long-term debt                                                                              (347,281)           (173,989)
  Notes receivable                                                                                   (64,634)            (79,000)
Special deposits-redemption funds                                                                   (288,564)            (90,707)
Notes payable, net                                                                                 2,117,626            (323,463)
Payment of common stock dividends                                                                   (467,324)           (466,072)
Miscellaneous                                                                                        (57,861)            (61,808)
                                                                                              ---------------     ---------------
Net cash provided from (used for) financing activities                                             1,373,172             (18,099)
                                                                                              ---------------     ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             (422,583)             86,277
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     871,353             600,820
                                                                                              ===============     ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $448,770            $687,097
                                                                                              ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                              $489,072            $503,311
  Income taxes                                                                                      $139,130            $238,014
Southern Energy business acquisitions--
  Fair value of assets acquired                                                                   $1,509,815            $199,526
  Less cash paid for common stock                                                                  1,476,990             199,526
                                                                                              ===============     ===============
    Liabilities assumed                                                                              $32,825                   -
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

                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                         At June 30,
                                                                                            1999              At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
UTILITY PLANT:
Plant in service                                                                           $36,201,673          $35,185,013
Less accumulated provision for depreciation                                                 13,703,547           13,239,140
                                                                                       ----------------     ----------------
                                                                                            22,498,126           21,945,873
Nuclear fuel, at amortized cost                                                                207,407              216,744
Construction work in progress                                                                2,187,583            1,782,482
                                                                                       ----------------     ----------------
Total                                                                                       24,893,116           23,945,099
                                                                                       ----------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Equity investments in unconsolidated subsidiaries                                            1,518,768            1,548,951
Property rights, net of accumulated amortization
 of $188,552 at June 30, 1999 and $169,339 at December 31, 1998                              1,199,509            1,184,734
Goodwill, net of accumulated amortization
 of $130,156 at June 30, 1999 and $105,755 at December 31, 1998                              1,943,362            1,949,213
Other Intangibles, net of accumulated amortization
 of $8,122 at June 30, 1999 and $791 at December 31, 1998                                      601,881              308,009
Nuclear decommissioning trusts                                                                 598,148              516,719
Miscellaneous                                                                                  729,222              643,280
                                                                                       ----------------     ----------------
Total                                                                                        6,590,890            6,150,906
                                                                                       ----------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      448,770              871,353
Special deposits                                                                               326,104               86,592
Receivables, less accumulated provisions for uncollectible accounts
 of $93,306 at June 30, 1999 and $112,511 at December 31, 1998                               1,731,996            1,797,913
Fossil fuel stock, at average cost                                                             379,071              251,974
Materials and supplies, at average cost                                                        539,442              515,715
Prepayments                                                                                    126,348              101,843
Vacation pay deferred                                                                           79,829               80,752
                                                                                       ----------------     ----------------
Total                                                                                        3,631,560            3,706,142
                                                                                       ----------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                     1,016,448            1,035,724
Prepaid pension costs                                                                          539,808              489,572
Debt expense, being amortized                                                                  134,348              129,257
Premium on reacquired debt, being amortized                                                    301,290              294,055
Miscellaneous                                                                                  462,304              440,754
                                                                                       ----------------     ----------------
Total                                                                                        2,454,198            2,389,362
                                                                                       ----------------     ----------------

TOTAL ASSETS                                                                               $37,569,764          $36,191,509
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

                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At June 30,
                                                                                            1999              At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
CAPITALIZATION:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued -- June 30, 1999: 700,617,076 shares;
         -- December 31, 1998:  699,772,723 shares                                          $3,503,085           $3,498,864
Paid-in capital                                                                              2,480,150            2,462,116
Treasury, at cost -- June 30, 1999:  11,105,556 shares;
                  -- December 31, 1998:  2,025,536 shares                                     (307,595)             (57,863)
Retained earnings                                                                            3,949,201            3,878,332
Accumulated other comprehensive income                                                        (100,294)              15,400
                                                                                       ----------------     ----------------
                                                                                             9,524,547            9,796,849
Preferred stock of subsidiaries                                                                369,008              369,084
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                           2,425,120            2,179,440
Long-term debt                                                                              10,264,011           10,471,692
                                                                                       ----------------     ----------------
Total                                                                                       22,582,686           22,817,065
                                                                                       ----------------     ----------------

CURRENT LIABILITIES:
Amount of securities due within one year                                                     1,144,605            1,525,596
Notes payable                                                                                4,001,233            1,827,808
Accounts payable                                                                               698,153            1,026,869
Customer deposits                                                                              129,558              125,078
Taxes accrued--
  Income taxes                                                                                 147,458               49,923
  Other                                                                                        256,074              299,051
Interest accrued                                                                               232,400              233,355
Vacation pay accrued                                                                           112,751              111,611
Miscellaneous                                                                                  481,387              542,836
                                                                                       ----------------     ----------------
Total                                                                                        7,203,619            5,742,127
                                                                                       ----------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            4,429,055            4,480,970
Deferred credits related to income taxes                                                       690,286              714,665
Accumulated deferred investment tax credits                                                    708,403              723,393
Employee benefits provisions                                                                   516,081              473,734
Minority interests in subsidiaries                                                             580,783              535,145
Prepaid capacity revenues                                                                       88,400               96,080
Department of Energy assessments                                                                64,191               64,191
Disallowed Plant Vogtle capacity buyback costs                                                  53,705               54,458
Storm damage reserves                                                                           25,586               23,980
Miscellaneous                                                                                  626,969              465,701
                                                                                       ----------------     ----------------
Total                                                                                        7,783,459            7,632,317
                                                                                       ----------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $37,569,764          $36,191,509
                                                                                       ================     ================



           The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                               For the Three Months              For the Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                           ------------------------------   ------------------------------
                                                               1999            1998             1999            1998
                                                           --------------  --------------   --------------  --------------

Consolidated net income                                         $313,985        $270,773         $538,301        $512,475
Other comprehensive income:
  Foreign currency translation adjustments                       (13,853)           (124)        (177,991)          2,998
  Less applicable income taxes                                    (4,848)            (43)         (62,297)          1,049
                                                           --------------  --------------   --------------  --------------
CONSOLIDATED COMPREHENSIVE INCOME                               $304,980        $270,692         $422,607        $514,424
                                                           ==============  ==============   ==============  ==============



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
        CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                        (Stated in Thousands of Dollars)


                                                                      At June 30,                     At December 31,
                                                                         1999                             1998
                                                                     ----------------                 --------------
                                                                      (Unaudited)
Balance at beginning of period                                            $ 15,400                          $ 7,176
Change in current period                                                  (115,694)                           8,224
                                                                     --------------                   --------------
BALANCE AT END OF PERIOD                                                 $(100,294)                         $15,400
                                                                     ==============                   ==============


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998

RESULTS OF OPERATIONS

SOUTHERN's traditional business is primarily represented by its five domestic electric utility operating companies, which provide electric service in four Southeastern states. Another significant portion of SOUTHERN's business is its non-traditional business primarily represented by Southern Energy, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period result from such acquisitions.

Earnings

SOUTHERN's consolidated net income for the second quarter and year-to-date 1999 was $314 million ($0.45 per share) and $538 million ($0.77 per share), respectively, compared to $270 million ($0.39 per share) and $512 million ($0.74 per share) for the corresponding periods of 1998. Earnings for the traditional business were relatively flat in the second quarter. Year-to-date earnings for the traditional business were down due primarily to mild weather. Earnings for the non-traditional business rose primarily due to profits from significant new investments in power-generation businesses in New England and California, improved performance and continued growth of Southern Company Energy Marketing's trading business and increased profitability from Southern Energy's Asian business units.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Operating revenues...............................        $(122,301)          (4.2)       $(175,613)          (3.2)
Fuel expense.....................................           40,386            6.6           78,524            7.2
Purchased power expense..........................          (58,826)         (19.4)         (92,399)         (15.1)
Depreciation and amortization expense............         (109,038)         (25.1)        (126,042)         (16.4)
Equity in earnings of unconsolidated
   subsidiaries..................................           37,602          353.4           97,787          216.6
Interest income..................................          (73,366)         (64.6)         (81,785)         (54.0)
Other, net.......................................           22,363          196.0           35,884            N/M
Interest on notes payable........................           11,524           35.4           10,079           16.4
Amortization of debt discount, premium and
   expense, net..................................          (23,524)         (70.2)         (21,461)         (53.0)
Other interest charges...........................          (10,844)         (40.3)         (16,755)         (36.4)


N/M - Not meaningful

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Operating revenues. Operating revenues for the traditional business for the second quarter and year-to-date 1999 decreased $188 million or 7.7% and $260 million or 5.9%, respectively, when compared to the corresponding periods of 1998. Traditional business revenues decreased for this second quarter and year-to-date 1999 due primarily to mild weather which affected retail energy sales and a retail rate reduction ordered by the Georgia PSC which affected GEORGIA's revenues. Retail revenues, excluding fuel and any demand-side program revenues which generally do not affect income, decreased $147 million for the second quarter and $192 million year-to-date 1999. Operating revenues for Southern Energy increased approximately $59 million or 13.3% and $72 million or 7.6%, respectively, during the second quarter and year-to-date 1999 when compared to the corresponding periods in 1998. The increases in Southern Energy's operating revenues are primarily attributed to its recent investments in power-generation businesses in New England and California, which were partially offset by a decrease in revenues at SWEB and the deconsolidation of Mobile Energy. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before. See Note (O) in the "Notes to the Condensed Financial Statements" herein for further information regarding Mobile Energy. Reference is also made to Item 1 - BUSINESS - "Non-Traditional Business" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Fuel expense. The increases in this expense for the current quarter and year-to-date 1999 are attributed to the acquisitions of power-generating businesses in New England and California.

     Purchased power expense. Purchased power expense for the traditional business fell approximately $19 million or 18.1% and $45 million or 25.6%, respectively, for the second quarter and year-to-date 1999. The decrease in these expenses for the traditional business is mainly attributed to a decrease in energy purchases related to power marketing activities during this second quarter and year-to-date 1999 when compared to the same periods in 1998. For the non-traditional business, these expenses decreased $40 million or 20.1% for the quarter and $47 million or 10.8% year-to-date due mainly to a decrease in purchased power at SWEB.

     Depreciation and amortization expense. These decreases for the second quarter and year-to-date 1999 when compared to the corresponding periods in 1998 are primarily attributed to higher depreciation charges recognized in 1998 under the prior accounting order and the completion in 1998 of the amortization of deferred Plant Vogtle costs. Under GEORGIA's new order, fixed rate reductions and accelerated amortization are being recognized ratably throughout 1999. During 1998, variable accelerated depreciation recorded under the previous accounting order was primarily recognized during the higher revenue months.

     Equity in earnings of unconsolidated subsidiaries. The second quarter increase resulted from the continued improved profitability of Shajiao C operations in China and Southern Company Energy Marketing. The year-to-date increase in this item also reflects the $54 million settlement of Southern Energy's claims against a contractor relating to the Shajiao C construction project and the improvement in profitability of the Shajiao C operations. The amount of the settlement of contractor claims was partially offset by other related expenses and income taxes included in other income accounts.

     Interest income. Second quarter and year-to-date decreases are directly related to the 1998 settlement of tax issues between SOUTHERN and the Internal Revenue Service.

     Other, net. The changes in this item for the second quarter and year-to-date are mainly due to reduced donations and contributions in these periods when compared to the same periods in 1998.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Interest on notes payable. The second quarter and year-to-date 1999 increases are attributed to the non-traditional business. These amounts increased due to higher outstanding debt associated with Southern Energy's acquisitions in late-1998 and the first half of 1999.

     Amortization of debt discount, premium and expense, net. These decreases are related to accelerated amortization in 1998 of premiums incurred to refinance high-cost debt.

     Other interest charges. These charges decreased in the second quarter and year-to-date 1999 when compared to the same periods in 1998 due to the recognition in 1998 of increased interest related to tax issues.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant. For additional information relating to non-traditional business activities, see Item 1 - BUSINESS - "Non-Traditional Business" in the Form 10-K.

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

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain units of the SOUTHERN system, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

     In April 1999, SOUTHERN, through its subsidiary Southern Energy, completed the purchase of 3,065 megawatts of generating assets in California from Pacific Gas & Electric for approximately $801 million.

     In June 1999, SOUTHERN, through its subsidiary Southern Energy, completed its $484 million acquisition of 1,776 megawatts of generating capacity from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York. Also, in June 1999, Southern Energy announced that it signed an agreement to sell SWEB's supply business to London Electricity for $256 million or (pound)160 million and the assumption of certain liabilities. Further, Southern Energy acquired a 9.99% interest in Shandong International Power Development Company Limited for $104 million.

     For information relating to Year 2000 readiness, see "YEAR 2000 READINESS" below.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). SOUTHERN has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

     Reference is made to Notes (B) through (F), (H) through (M), (O) and (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.


YEAR 2000 READINESS

Year 2000 Challenge

In recent decades, computer programmers shortened the year portion of date entries to two digits to save processing time and storage space. Computers assumed, in effect, that all years began with "19." This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach was used until the mid-1990s. Unless corrected before the Year 2000, affected systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

     SOUTHERN depends on complex computer systems for many aspects of its operations, which include generation, transmission, and distribution of electricity, as well as other business support activities. SOUTHERN met its Year 2000 readiness goal, when in June 1999 it announced that systems critical to generating and delivering electricity to its customers in the Southeast are ready for 2000. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, reactor control systems, safe shutdown systems, turbine generator systems, control center computer systems, customer service systems, energy management systems, and telephone switches and equipment.

Year 2000 Program and Status

SOUTHERN's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. The Millennium Project is a team of employees, IBM consultants, and other contractors whose progress is reviewed regularly by a steering committee of SOUTHERN executives.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     SOUTHERN's traditional business refers to the integrated utility services within Alabama, Florida, Georgia, and Mississippi. For this traditional business, the work was divided into two phases. Phase 1 began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in June 1997. Phase 2 consisted of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. The second phase was completed on schedule in June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

     For the traditional business, SOUTHERN completed the activities contained in its work plan by function as follows:

                                                       Work Plan
                          -----------------------------------------------------
                                                     Remediation     Completion
                          Inventory    Assessment    and Testing        Date
Generation                    100%         100%          100%            6/99
Energy Management             100          100           100             6/99
Transmission and
   Distribution               100          100           100             1/99
Telecommunications            100          100           100             6/99
Corporate Applications        100          100           100             3/99
-------------------------------------------------------------------------------

     For the non-traditional business, Southern Energy has adopted a three-phase plan to address the Year 2000 challenge at its North American and international business units in which they have management control. The first phase consists of awareness and planning, inventory and assessment, and it includes the identification of potentially impacted systems and an assessment of their individual Year 2000 readiness. The second phase, which includes testing, remediation, and validation, consists of modification or replacement of impacted equipment, and verification that those modifications have addressed the issue. Contingency planning is the third phase, and it includes backup plans for unexpected events with critical systems, staffing plans for critical date rollovers, and plans to address external dependencies. Business units are using Year 2000 readiness information received from suppliers, including fuel suppliers, to determine if inventory adjustments are needed for the transition period.

     The following three tables summarize the status of progress of Southern Energy's North American and international business units as of June 30, 1999.

North American Business Units:

Phase                                      Status           Completion Date
------------------------------------------ ---------------- -------------------
Awareness and planning, inventory and      Complete         November 30, 1998
 assessment
Testing, remediation, and validation       Complete         June 30, 1999
Contingency planning                       Complete         June 30, 1999
------------------------------------------ ---------------- -------------------

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


International Business Units where Southern Energy has management control:

Phase                                       Status         Projected Completion
------------------------------------------- -------------- --------------------
Awareness and planning, inventory and
 assessment                                 Complete       February 22, 1999
Testing, remediation, and validation        In progress    September 30, 1999
Contingency planning                        In progress    August 31, 1999
------------------------------------------- -------------- --------------------

Other International Business Units:

Phase                                      Status          Projected Completion
------------------------------------------ --------------- --------------------
Awareness and planning, inventory and
 assessment                                Complete        May 31, 1999
Testing, remediation, and validation       In progress     October 31, 1999
Contingency planning                       In progress     September 30, 1999
------------------------------------------ --------------- --------------------

     In a number of the international business units, Southern Energy is neither the majority owner nor the managing concern. In these circumstances, Southern Energy is providing technical assistance but does not control the schedule or progress.

Year 2000 Costs

For the traditional business, current projected total costs for Year 2000 readiness are approximately $91 million, which includes $6 million of cost billed to non-affiliated companies. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through June 30, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $81 million based on SOUTHERN's ownership interest. In addition to the traditional business costs, current projections for Year 2000 program costs are approximately $20 million for the non-traditional business - based on SOUTHERN's ownership interest of which $14 million has been spent through June 30, 1999.

Year 2000 Risks

SOUTHERN has implemented a detailed process to minimize the possibility of service interruptions related to the Year 2000. Based on tests we have conducted, we believe service interruptions related to Year 2000 challenges are unlikely. These tests increase confidence, but do not guarantee error-free operations. The company has taken what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur within the traditional business service territory to be isolated and short in duration, similar to service loss during a storm.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     SOUTHERN expects the risks associated with Year 2000 to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its traditional business service territory. There is a smaller risk of sporadic and temporary fluctuations of power levels that would be aggravated in the event of rapid and unscheduled changes to load patterns that resulted from the activity of third parties. SOUTHERN has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices is complete. SOUTHERN has prepared contingency plans as appropriate and has participated and will continue to participate in North American Electric Reliability Council-coordinated national drills during 1999.

     SOUTHERN continues to review the Year 2000 readiness of material third parties that provide goods and services crucial to SOUTHERN's operations. Among such critical third parties are fuel, transportation, telecommunications, water, chemical, and other suppliers. There is some risk associated with representations by third parties regarding their readiness and completion of their own Year 2000 related work. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to SOUTHERN have been developed and are being reviewed.

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

Contingency Plans

Because of experience with hurricanes and other storms, the traditional business is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, SOUTHERN has drawn on that experience to make risk assessments and develop additional plans to deal specifically with Year 2000 challenges. SOUTHERN is identifying critical operational locations, and scheduling key employees to be on duty at those locations during the Year 2000 transition. SOUTHERN has already participated in one of two North American Electric Reliability Council-coordinated national drills during 1999, and has/is conducting additional drills to validate its contingency plans. A successful drill focused on SOUTHERN's ability to maintain critical voice and data exchange during partial loss of primary voice and data communications systems. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the traditional business service territory isolated and short in duration, similar to service loss during a storm.

     Contingency planning efforts for the non-traditional business are complete for North American assets and are underway for international assets. These contingency plans are being developed by utilizing consistent formats and guidelines.

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 1999 included $1.1 billion used for gross property additions to utility plant, and $1.5 billion used for Southern Energy acquisitions. The funds for these additions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

     Reference is made to the SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income. During the first six months, Southern Energy recognized $116 million of after-tax foreign exchange translation losses in other comprehensive income which were principally related to shifts in exchange rates between the U.S. dollar and the pound sterling and the Deutschemark, and to the 50% devaluation of the Brazilian Real.

Financing Activities

During the first six months of 1999, retirements and redemptions of the operating companies' first mortgage bonds and preferred stock totaled $525 million and $86 million, respectively. In February 1999, Alabama Power Capital Trust III, a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. Also, in February 1999, Georgia Power Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. Additionally, in March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In May 1999, ALABAMA issued $200 million of 6.75% senior notes due June 30, 2039. The proceeds were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes. Also, in May 1999, GEORGIA sold, through public authorities, $53 million of 5.45% pollution control revenue bonds due May 1, 2034; $85 million of 5.40% pollution control revenue bonds due May 1, 2034; and $100 million of 5.25% pollution control revenue bonds due May 1, 2034. The proceeds of these sales were used to redeem $50 million aggregate principal amount of 6.35% pollution control revenue bonds in June 1999; $125 million aggregate principal amount of 6.60% pollution control revenue bonds in July 1999; and $60 million aggregate principal amount of 6 3/8% pollution control revenue bonds in August 1999. In June 1999, ALABAMA sold, through public authorities, $101.6 million aggregate principal amount of variable rate pollution control revenue refunding bonds due June 1, 2022. The proceeds from the sale will be applied to the full redemption of the Series 1994 6 1/2% pollution control revenue refunding bonds on or about September 1, 1999.

     In July 1999, Southern Energy issued $700 million aggregate principal amount of senior notes which consisted of $200 million of 7.40% senior notes due 2004 and $500 million of 7.90% senior notes due 2009. Proceeds received from the sales of these notes are being used for general corporate purposes, including repayment of short-term debt.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     During the first six months of 1999, SOUTHERN raised $24 million from the issuance of 885 thousand shares of common stock under SOUTHERN's various stock plans. See Note (P) in the "Notes to the Condensed Financial Statements" herein for discussion of programs to repurchase SOUTHERN's common stock. The market price of SOUTHERN's common stock at June 30, 1999 was $26.50 per share and the book value was $13.81 per share, representing a market-to-book ratio of 192%, compared to $29.0625, $14.04 and 207%, respectively, at the end of 1998. The dividend for the second quarter of 1999 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $1.1 billion will be required by June 30, 2000, for redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1999, approximately $449 million of cash and cash equivalents and approximately $6.1 billion of unused credit arrangements with banks of which $124.7 million expired on July 14, 1999. Of the remaining $5.9 billion, $1.4 billion of such arrangements provide liquidity support to variable rate pollution control bonds. At June 30, 1999, the system companies had outstanding approximately $1.2 billion of short-term notes payable and $2.8 billion of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                                                          ALABAMA POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                     (Stated in Thousands of Dollars)

                                                                      For the Three Months                For the Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                  -------------------------------   -------------------------------
                                                                     1999              1998             1999             1998
                                                                  -------------   ---------------   --------------  ---------------

OPERATING REVENUES:
Revenues                                                             $ 800,433         $ 850,330       $1,467,656       $1,524,625
Revenues from affiliates                                                22,183            13,385           69,284           55,595
                                                                  -------------   ---------------   --------------  ---------------
Total operating revenues                                               822,616           863,715        1,536,940        1,580,220
                                                                  -------------   ---------------   --------------  ---------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                 211,820           215,623          399,834          408,645
  Purchased power from non-affiliates                                   17,995            25,150           25,575           42,685
  Purchased power from affiliates                                       36,091            43,617           63,518           62,249
  Other                                                                134,602           125,442          252,498          240,255
Maintenance                                                             75,039            86,803          145,813          150,336
Depreciation and amortization                                           87,634            86,141          174,816          172,380
Taxes other than income taxes                                           50,601            46,121          103,662           95,560
Federal and state income taxes                                          55,880            56,096           94,580           98,653
                                                                  -------------   ---------------   --------------  ---------------
Total operating expenses                                               669,662           684,993        1,260,296        1,270,763
                                                                  -------------   ---------------   --------------  ---------------
OPERATING INCOME                                                       152,954           178,722          276,644          309,457
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      2,445               610            4,433              895
Equity in earnings of subsidiaries                                         709             1,882            1,477            3,405
Interest income                                                         14,322            24,828           23,768           38,498
Other, net                                                              (5,241)           (8,090)         (12,732)         (17,007)
Income taxes applicable to other income                                    312            (4,493)           1,236           (2,316)
                                                                  -------------   ---------------   --------------  ---------------
INCOME BEFORE INTEREST CHARGES AND OTHER                               165,501           193,459          294,826          332,932
                                                                  -------------   ---------------   --------------  ---------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                              45,966            47,713           91,026           92,431
Allowance for debt funds used during construction                       (3,592)             (900)          (5,333)          (1,552)
Interest on interim obligations                                          2,885             2,941            5,560            7,347
Amortization of debt discount, premium and expense, net                  2,772            27,457            5,490           29,881
Other interest charges                                                  14,379            12,615           22,211           26,235
Distributions on preferred securities of subsidiary companies            6,202             5,589           12,033           11,177
                                                                  -------------   ---------------   --------------  ---------------
Interest charges and other, net                                         68,612            95,415          130,987          165,519
                                                                  -------------   ---------------   --------------  ---------------
NET INCOME                                                              96,889            98,044          163,839          167,413
DIVIDENDS ON PREFERRED STOCK                                             3,852             3,294            7,727            6,622
                                                                  -------------   ---------------   --------------  ---------------
NET INCOME AFTER DIVIDENDS ON
PREFERRED STOCK                                                        $93,037           $94,750        $ 156,112        $ 160,791
                                                                  =============   ===============   ==============  ===============



                   The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                   ALABAMA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------

OPERATING ACTIVITIES:
Net income                                                                                       $ 163,839         $ 167,413
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    204,381           226,381
  Deferred income taxes and investment tax credits, net                                             15,517            (5,789)
  Allowance for equity funds used during construction                                               (4,433)             (895)
  Other, net                                                                                        42,999            12,129
  Changes in certain current assets and liabilities--
    Receivables, net                                                                               (20,610)          (35,656)
    Inventories                                                                                    (37,859)          (20,149)
    Prepayments                                                                                    (27,540)          (19,814)
    Payables                                                                                       (71,378)          (33,027)
    Taxes accrued                                                                                   49,419            46,385
    Energy cost recovery, retail                                                                     4,653           (17,097)
    Other                                                                                          (30,321)          (28,146)
                                                                                              -------------     -------------
Net cash provided from operating activities                                                        288,667           291,735
                                                                                              -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (321,236)         (301,276)
Other                                                                                              (46,039)          (37,307)
                                                                                              -------------     -------------
Net cash used for investing activities                                                            (367,275)         (338,583)
                                                                                              -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
  Capital contributions                                                                                  -            30,000
  Company obligated mandatorily redeemable preferred securities                                     50,000                 -
  Pollution control bonds                                                                          101,650           106,790
  Other long-term debt                                                                             200,000           390,000
Retirements--
  Preferred stock                                                                                  (50,000)                -
  Pollution control bonds                                                                           (1,000)                -
  First mortgage bonds                                                                            (300,000)         (198,500)
  Other long-term debt                                                                                (640)             (510)
Interim obligations, net                                                                           276,751            30,638
Special deposits                                                                                  (101,650)         (106,790)
Payment of preferred stock dividends                                                                (7,997)           (6,705)
Payment of common stock dividends                                                                 (196,400)         (180,900)
Miscellaneous                                                                                      (10,653)          (20,529)
                                                                                              -------------     -------------
Net cash provided from (used for) financing activities                                             (39,939)           43,494
                                                                                              -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (118,547)           (3,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   134,248            23,957
                                                                                              =============     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 15,701          $ 20,603
                                                                                              =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                            $114,401          $112,584
  Income taxes                                                                                      41,660            98,756



            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                         At June 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
UTILITY PLANT:
Plant in service, at original cost                                                        $11,484,932          $11,352,838
Less accumulated provision for depreciation                                                 4,844,978            4,666,513
                                                                                       ---------------     ----------------
                                                                                            6,639,954            6,686,325
Nuclear fuel, at amortized cost                                                                87,476               95,575
Construction work in progress                                                                 673,678              525,359
                                                                                       ---------------     ----------------
                                                                                       ---------------     ----------------
Total                                                                                       7,401,108            7,307,259
                                                                                       ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Equity investments in subsidiaries                                                             34,346               34,298
Nuclear decommissioning trusts, at market                                                     267,113              232,183
Miscellaneous                                                                                  11,943               12,915
                                                                                       ---------------     ----------------
Total                                                                                         313,402              279,396
                                                                                       ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      15,701              134,248
Special deposits                                                                              101,650                    -
Receivables --
  Customer accounts receivable                                                                366,575              343,630
  Other accounts and notes receivable                                                          39,347               32,394
  Affiliated companies                                                                         45,447               39,981
  Accumulated provision for uncollectible accounts                                             (1,262)              (1,855)
Refundable income taxes                                                                        32,117               52,117
Fossil fuel stock, at average cost                                                            115,292               83,238
Materials and supplies, at average cost                                                       155,474              149,669
Prepayments                                                                                    44,700               17,160
Vacation pay deferred                                                                          28,390               28,390
                                                                                       ---------------     ----------------
Total                                                                                         943,431              878,972
                                                                                       ---------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                      354,378              362,953
Debt expense, being amortized                                                                   9,554                8,602
Premium on reacquired debt, being amortized                                                    84,008               83,440
Prepaid pension costs                                                                         191,728              169,393
Department of Energy assessments                                                               31,088               31,088
Miscellaneous                                                                                  98,813              104,595
                                                                                       ---------------     ----------------
Total                                                                                         769,569              760,071
                                                                                       ---------------     ----------------

TOTAL ASSETS                                                                               $9,427,510           $9,225,698
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



                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At June 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (par value $40 per share) --
  authorized 6,000,000 shares; outstanding 5,608,955 shares                                 $ 224,358            $ 224,358
Paid-in capital                                                                             1,334,645            1,334,645
Premium on preferred stock                                                                         99                   99
Retained earnings                                                                           1,184,854            1,224,965
                                                                                       ---------------     ----------------
                                                                                            2,743,956            2,784,067
Preferred stock                                                                               317,512              317,512
Company obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding Company Junior Subordinated Notes                                 347,000              297,000
Long-term debt                                                                              2,741,504            2,646,566
                                                                                       ---------------     ----------------
Total                                                                                       6,149,972            6,045,145
                                                                                       ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               50,000
Long-term debt due within one year                                                            372,649              471,209
Commercial paper                                                                              276,751                    -
Accounts payable --
  Affiliated companies                                                                         86,313               79,844
  Other                                                                                       106,166              188,074
Customer deposits                                                                              30,039               29,235
Taxes accrued--
  Federal and state income                                                                     78,694               82,219
  Other                                                                                        50,810               17,559
Interest accrued                                                                               28,709               38,166
Vacation pay accrued                                                                           28,390               28,390
Miscellaneous                                                                                  56,979               79,095
                                                                                       ---------------     ----------------
Total                                                                                       1,115,500            1,063,791
                                                                                       ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           1,240,163            1,202,971
Accumulated deferred investment tax credits                                                   265,988              271,611
Prepaid capacity revenues, net                                                                 88,400               96,080
Department of Energy assessments                                                               27,202               27,202
Deferred credits related to income taxes                                                      305,176              315,735
Natural disaster reserve                                                                       17,466               19,385
Miscellaneous                                                                                 217,643              183,778
                                                                                       ---------------     ----------------
Total                                                                                       2,162,038            2,116,762
                                                                                       ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $9,427,510           $9,225,698
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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 1999 was $93.0 million and $156.1 million, respectively, compared to $94.8 million and $160.8 million for the corresponding periods of 1998. Earnings for the current quarter and year-to-date decreased $1.7 million or 1.8% and $4.7 million or 2.9%, respectively, due primarily to decreases in operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................         $(49,897)          (5.9)        $(56,969)          (3.7)
Revenues from affiliates.........................            8,798           65.7           13,689           24.6
Purchased power from non-affiliates..............           (7,155)         (28.4)         (17,110)         (40.1)
Purchased power from affiliates..................           (7,526)         (17.3)           1,269            2.0
Other operation expense..........................            9,160            7.3           12,243            5.1
Maintenance expense..............................          (11,764)         (13.6)          (4,523)          (3.0)
Interest income..................................          (10,506)         (42.3)         (14,730)         (38.3)
Amortization of debt discount, premium and
   expense, net                                            (24,685)         (89.9)         (24,391)         (81.6)

     Revenues. Including fuel revenues, revenues for the second quarter and year-to-date 1999 were down from the corresponding periods in 1998 due primarily to decreases in retail energy sales and revenues from unit power sales. Retail energy sales for the current quarter and year-to-date 1999 decreased by 3.6% and 1.1%, respectively, due to milder weather in the second quarter of 1999 as compared to extremely hot weather in the second quarter of 1998 and lower industrial sales. Revenues from unit power sales for the current quarter and year-to-date 1999 decreased 22.3% and 18.4%, respectively, as a result of lower energy sales and a lowering of the equity return under formula rate contracts. See Note (F) in the "Notes to the Condensed Financial Statements" herein for further details. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $12.7 million for the current quarter and $10.6 million year-to-date.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. These expenses dropped during this quarter and year-to-date 1999 when compared to the corresponding periods of 1998 due primarily to increased purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. Current quarter and year-to-date 1999 increases are due primarily to higher administrative and general expenses.

     Maintenance expense. These expenses decreased for the current quarter and year-to-date 1999 due mainly to decreases in steam and distribution expenses. For year-to-date 1999, the effect of these decreases was partially offset by an increase in transmission expenses.

     Interest income. The decreases for the current quarter and year-to-date 1999 are primarily attributed to the recording by ALABAMA during the second quarter of 1998 of its portion of the tax settlement between SOUTHERN and the Internal Revenue Service. For additional information, see Note 3 to the financial statements of ALABAMA under the caption "Tax Litigation" in Item 8 of the Form 10-K.

     Amortization of debt discount, premium and expense, net. The decreases for the current quarter and year-to-date when compared to the same periods in 1998 are directly related to accelerated amortization in 1998 of premiums incurred to refinance high-cost debt. For additional information, see Note 3 to the financial statements of ALABAMA under the caption "Retail Rate Adjustment Procedures" in Item 8 of the Form 10-K.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of ALABAMA in the Form 10-K.

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain of ALABAMA's units, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     ALABAMA's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to ALABAMA's Year 2000 program, including ALABAMA's share of costs of Southern Nuclear Operating Company, are expected to be $37.0 million. From its inception through June 30, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $32.5 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL Condition - "Future Earnings Potential" herein.

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). ALABAMA has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in reported earnings.

     Reference is made to Notes (B), (C), and (F) through (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 1999 included the addition of approximately $321.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1999, redemptions of first mortgage bonds and preferred stock by ALABAMA totaled $300 million and $50 million, respectively. In February 1999, Alabama Power Capital Trust III (the "Trust"), a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. The Trust invested the proceeds in Series C junior subordinated notes. The net proceeds received by ALABAMA were used to repay a portion of ALABAMA's outstanding short-term indebtedness. See Note (G) in the " Notes to the Condensed Financial Statements" herein for additional information. In May 1999, ALABAMA issued $200 million of 6.75% senior notes due June 30, 2039. The proceeds were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes. In June 1999, ALABAMA sold, through public authorities, $101.6 million aggregate principal amount of variable rate pollution control revenue refunding bonds due June 1, 2022. The proceeds from the sale will be applied to the full redemption of the Series 1994 6 1/2% pollution control revenue refunding bonds on or about September 1, 1999.

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

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 1999, approximately $15.7 million of cash and cash equivalents and had unused committed lines of credit of approximately $1 billion of which $124.7 million expired on July 14, 1999. Of the remaining $899.7 million of committed lines, $418.7 million may be borrowed upon only to fund purchase obligations relating to variable rate pollution control bonds. Additionally, in July 1999, ALABAMA entered into an Extendible Commercial Note program. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At June 30, 1999, ALABAMA had outstanding $276.8 million of commercial paper.

                              ARTHUR ANDERSEN LLP


                                                                      Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1999, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Birmingham, Alabama
August 9, 1999

                              GEORGIA POWER COMPANY

                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months               For the Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                               -------------------------------   -------------------------------
                                                                    1999            1998             1999             1998
                                                               ---------------  --------------   --------------   --------------

OPERATING REVENUES:
Revenues                                                           $1,077,066      $1,206,151       $2,000,090       $2,185,485
Revenues from affiliates                                               14,482          20,163           22,388           24,972
                                                               ---------------  --------------   --------------   --------------
Total operating revenues                                            1,091,548       1,226,314        2,022,478        2,210,457
                                                                ---------------  --------------   --------------   --------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                237,574         248,030          415,786          424,661
  Purchased power from non-affiliates                                  47,752          58,754           79,910          104,228
  Purchased power from affiliates                                      43,850          36,677           98,771           80,362
  Other                                                               184,321         194,267          352,603          363,692
Maintenance                                                            90,937          91,089          182,473          172,038
Depreciation and amortization                                         139,289         255,840          271,724          414,434
Taxes other than income taxes                                          49,151          55,239           98,153          107,434
Federal and state income taxes                                         90,765          97,994          154,145          178,643
                                                               ---------------  --------------   --------------   --------------
Total operating expenses                                              883,639       1,037,890        1,653,565        1,845,492
                                                               ---------------  --------------   --------------   --------------
OPERATING INCOME                                                      207,909         188,424          368,913          364,965
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                         -               -                -              178
Equity in earnings of unconsolidated subsidiary                           731             758            1,464            1,840
Interest income                                                         2,115          64,358            2,365           64,911
Other, net                                                             (3,389)        (23,376)         (10,026)         (28,499)
Income taxes applicable to other income                                   397         (15,755)           2,956          (13,212)
                                                               ---------------  --------------   --------------   --------------
INCOME BEFORE INTEREST CHARGES                                        207,763         214,409          365,672          390,183
                                                               ---------------  --------------   --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             42,872          45,252           83,983           90,308
Allowance for debt funds used during construction                      (3,128)         (2,174)          (5,310)          (4,002)
Interest on interim obligations                                         5,618           4,767            9,834            8,513
Amortization of debt discount, premium and expense, net                 3,900           3,320            7,600            6,651
Other interest charges                                                  2,726          11,120            6,037           15,134
Distributions on preferred securities of subsidiary companies          17,026          13,601           31,997           27,125
                                                               ---------------  --------------   --------------   --------------
Interest charges and other, net                                        69,014          75,886          134,141          143,729
                                                               ---------------  --------------   --------------   --------------
NET INCOME                                                            138,749         138,523          231,531          246,454
DIVIDENDS ON PREFERRED STOCK                                              178           1,837            1,379            3,864
                                                               ---------------  --------------   --------------   --------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                    $ 138,571       $ 136,686        $ 230,152        $ 242,590
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

                                                   GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------

OPERATING ACTIVITIES:
Net income                                                                                       $ 231,531         $ 246,454
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    280,856           450,537
  Deferred income taxes and investment tax credits, net                                              6,396           (23,316)
  Other, net                                                                                        33,791            27,946
  Changes in certain current assets and liabilities--
    Receivables, net                                                                                 9,255          (293,473)
    Inventories                                                                                    (37,670)           (5,854)
    Payables                                                                                       (66,228)           (1,764)
    Taxes accrued                                                                                   24,785           108,327
    Energy cost recovery, retail                                                                    (4,262)          (11,196)
    Other                                                                                           16,133            19,240
                                                                                              -------------     -------------
Net cash provided from operating activities                                                        494,587           516,901
                                                                                              -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (353,516)         (207,796)
Other                                                                                              (44,126)           15,641
                                                                                              -------------     -------------
Net cash used for investing activities                                                            (397,642)         (192,155)
                                                                                              -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
  Preferred securities                                                                             200,000                 -
  Pollution control bonds                                                                          238,000            89,990
  Senior notes                                                                                     100,000           145,000
Retirements--
  Preferred stock                                                                                  (35,732)          (40,679)
  First mortgage bonds                                                                            (209,000)         (220,460)
  Pollution control bonds                                                                          (50,000)          (89,990)
  Capital leases                                                                                      (215)                -
Special deposits - redemption funds                                                               (186,785)                -
Interim obligations, net                                                                           147,701             9,655
Payment of preferred stock dividends                                                                  (378)           (6,628)
Payment of common stock dividends                                                                 (266,800)         (264,400)
Miscellaneous                                                                                      (25,429)           (6,703)
                                                                                              -------------     -------------
Net cash used for financing activities                                                             (88,638)         (384,215)
                                                                                              -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              8,307           (59,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    16,272            83,333
                                                                                              =============     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 24,579          $ 23,864
                                                                                              =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of amount capitalized)                                                              $126,412          $137,345
Income taxes (net of refunds)                                                                       88,524            98,165




            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                         At June 30,
                                                                                            1999            At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
UTILITY PLANT:
Plant in service                                                                          $15,590,726          $15,441,146
Less accumulated provision for depreciation                                                 6,327,358            6,109,331
                                                                                       ---------------     ----------------
                                                                                            9,263,368            9,331,815
Nuclear fuel, at amortized cost                                                               119,931              121,169
Construction work in progress                                                                 315,163              189,849
                                                                                       ---------------     ----------------
Total                                                                                       9,698,462            9,642,833
                                                                                       ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                                24,394               24,360
Nuclear decommissioning trusts, at market                                                     331,035              284,536
Miscellaneous                                                                                  32,333               34,781
                                                                                       ---------------     ----------------
Total                                                                                         387,762              343,677
                                                                                       ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      24,579               16,272
Receivables --
  Customer accounts receivable                                                                442,173              439,420
  Other accounts and notes receivable                                                         255,838               99,574
  Affiliated companies                                                                         24,159               16,817
  Accumulated provision for uncollectible accounts                                             (5,000)              (5,500)
Fossil fuel stock, at average cost                                                            138,449              104,133
Materials and supplies, at average cost                                                       246,831              243,477
Prepayments                                                                                    23,025               29,670
Vacation pay deferred                                                                          42,687               43,610
                                                                                       ---------------     ----------------
Total                                                                                       1,192,741              987,473
                                                                                       ---------------     ----------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      595,630              604,488
Premium on reacquired debt, being amortized                                                   181,644              173,858
Prepaid pension costs                                                                         124,931              103,606
Debt expense, being amortized                                                                  61,872               51,261
Miscellaneous                                                                                 137,013              126,422
                                                                                       ---------------     ----------------
Total                                                                                       1,101,090            1,059,635
                                                                                       ---------------     ----------------

TOTAL ASSETS                                                                              $12,380,055          $12,033,618
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



                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At June 30,
                                                                                            1999            At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
 authorized 15,000,000 shares; outstanding 7,761,500 shares                                 $ 344,250            $ 344,250
Paid-in capital                                                                             1,660,223            1,660,206
Premium on preferred stock                                                                         40                  158
Retained earnings                                                                           1,742,907            1,779,558
                                                                                       ---------------     ----------------
                                                                                            3,747,420            3,784,172
Preferred stock                                                                                15,451               15,527
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
  subordinated debentures or notes                                                            889,250              689,250
Long-term debt                                                                              2,743,575            2,744,362
                                                                                       ---------------     ----------------
Total                                                                                       7,395,696            7,233,311
                                                                                       ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               35,656
Long-term debt due within one year                                                            480,550              399,429
Notes payable to banks                                                                        318,216              117,634
Commercial paper                                                                              170,337              223,218
Accounts payable --
  Affiliated companies                                                                         66,576               75,774
  Other                                                                                       242,067              326,317
Customer deposits                                                                              72,968               69,584
Taxes accrued--
  Federal and state income                                                                     72,069               15,801
  Other                                                                                        90,876              122,359
Interest accrued                                                                               60,315               60,187
Miscellaneous                                                                                 109,554              100,793
                                                                                       ---------------     ----------------
Total                                                                                       1,683,528            1,546,752
                                                                                       ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           2,248,726            2,249,613
Accumulated deferred investment tax credits                                                   374,514              381,914
Deferred credits related to income taxes                                                      273,911              284,017
Employee benefits provisions                                                                  187,659              177,148
Miscellaneous                                                                                 216,021              160,863
                                                                                       ---------------     ----------------
Total                                                                                       3,300,831            3,253,555
                                                                                       ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $12,380,055          $12,033,618
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 1999 was $138.6 million and $230.2 million, respectively, compared to $136.7 million and $242.6 million for the same periods in 1998. Second quarter 1999 earnings increased slightly by $1.9 million or 1.4% while year-to-date 1999 earnings decreased by $12.4 million or 5.1% due primarily to lower operating revenues. Operating revenues were affected by fixed rate reductions ordered by the 1998 Georgia PSC rate order and milder temperatures as compared to 1998. Under the new order, fixed rate reductions and accelerated amortization are being recognized ratably throughout 1999. During 1998, variable accelerated depreciation recorded under the previous accounting order was primarily recognized during the higher revenue months. See Note (K) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................        $(129,085)         (10.7)       $(185,395)          (8.5)
Purchased power from non-affiliates..............          (11,002)         (18.7)         (24,318)         (23.3)
Depreciation and amortization....................         (116,551)         (45.6)        (142,710)         (34.4)
Interest income..................................          (62,243)         (96.7)         (62,546)         (96.4)
Other, net.......................................           19,987           85.5           18,473           64.8
Income taxes applicable to other income..........           16,152          102.5           16,168          122.4
Other interest charges...........................           (8,394)         (75.5)          (9,097)         (60.1)
Distributions on preferred securities
    of subsidiary companies                                  3,425           25.2            4,872           18.0


     Revenues. Revenues within the service area decreased by $149.7 million and $190.6 million, for the second quarter and year-to-date 1999, respectively, when compared to the same periods in 1998. Retail revenues, excluding fuel revenues which generally do not affect income, decreased $129.4 million and $176.8 million, respectively, for the second quarter and year-to-date 1999 when compared to the corresponding periods in 1998 primarily due to retail rate reductions ordered by the Georgia PSC and milder weather in 1999 compared to 1998. Energy sales in the second quarter and year-to-date 1999 decreased by 2.9% for each of these periods when compared to the same periods in 1998 due to mild temperatures. In particular, residential energy sales were down by 10.4% and 5.5%, respectively, for the second quarter and year-to-date.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Wholesale revenues within the service area decreased $12.3 million and $22.1 million, respectively, during the second quarter and year-to-date 1999 primarily as a result of a scheduled reduction in capacity revenues under a power supply agreement with OPC and a decrease in energy sales. Wholesale revenues outside the service area increased by $10.0 million for the second quarter of 1999 and decreased by $3.9 million year-to-date 1999 when compared to the corresponding periods in 1998. The second quarter increase in wholesale revenues outside the service area is attributed to capacity adjustments under long-term contracts recorded during the second quarter of 1998. The year-to-date decrease was mainly due to lower energy sales.

     Purchased power from non-affiliates. The decreases for this second quarter and year-to-date 1999 when compared to the same periods in 1998 were mainly due to higher demand in 1998 for energy and higher energy purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Depreciation and amortization expense. This item decreased in the second quarter and year-to-date 1999 when compared to the corresponding periods in 1998 due mainly to higher depreciation charges recognized in 1998 under the prior accounting order and the completion in 1998 of the amortization of deferred Plant Vogtle costs.

     Interest income. The decreases in this item for the current quarter and year-to-date 1999 are related to the recognition, in the corresponding periods of 1998, of increased interest income resulting from the resolution of tax issues between SOUTHERN and the Internal Revenue Service.

     Other, net. The changes for the second quarter and year-to-date 1999 are attributed to reduced donations and contributions in these periods when compared to the corresponding periods in 1998.

     Income taxes applicable to other income. The second quarter and year-to-date 1999 decreases are attributed to taxes in 1998 on the additional interest income discussed above.

     Other interest charges. For the current quarter and year-to-date 1999, these charges were lower when compared to the same periods in 1998 due to the recognition in 1998 of increased interest related to tax issues.

     Distributions on preferred securities of subsidiary companies. Second quarter and year-to-date 1999 increases are attributed to the issuance of additional mandatorily redeemable preferred securities in February 1999.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including weather, regulatory matters and energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Effective January 1, 1999, GEORGIA began operating under a new three-year retail rate order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. In compliance with the order, retail rates were decreased by $262 million on an annual basis effective January 1, 1999. Reference is made to Note (K) in the "Notes to the Condensed Financial Statements" herein and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

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

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain of GEORGIA's units, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

     GEORGIA's plans to achieve Year 2000 compliance have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GEORGIA's Year 2000 program, including GEORGIA's share of costs of Southern Nuclear Operating Company, are expected to be approximately $41 million. From its inception through June 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $37 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL Condition - "Future Earnings Potential" herein.

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). GEORGIA has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (C), (F), (G), and (K) through (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 1999 was the addition of approximately $353.5 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1999, redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $209 million and $35.7 million, respectively. In February 1999, Georgia Power Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. (See Note
(G) in the " Notes to the Condensed Financial Statements" herein and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.) In March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness. In May 1999, GEORGIA sold, through public authorities, $53 million of 5.45% pollution control revenue bonds due May 1, 2034; $85 million of 5.40% pollution control revenue bonds due May 1, 2034; and $100 million of 5.25% pollution control revenue bonds due May 1, 2034. The proceeds of these sales were used to redeem $50 million aggregate principal amount of 6.35% pollution control revenue bonds in June 1999; $125 million aggregate principal amount of 6.60% pollution control revenue bonds in July 1999; and $60 million aggregate principal amount of 6 3/8% pollution control revenue bonds in August 1999.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 1999, approximately $24.6 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. Of the $1.3 billion, $980 million provides liquidity support to GEORGIA's variable rate pollution control bonds. At June 30, 1999, GEORGIA had $318.2 million and $170.3 million outstanding in short-term notes payable to banks and commercial paper, respectively. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP




                                                                    Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1999, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Atlanta, Georgia
August 9, 1999

                               GULF POWER COMPANY



                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months           For the Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                      -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $153,205      $160,061        $280,640      $294,614
Revenues from affiliates                                                    13,610        17,069          20,681        23,466
                                                                       -------------  ------------   -------------  ------------
Total operating revenues                                                   166,815       177,130         301,321       318,080
                                                                      -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      53,208        55,443          91,961        96,886
  Purchased power from non-affiliates                                        9,138         8,256          13,294        12,989
  Purchased power from affiliates                                            3,100         2,545           6,675         6,433
  Other                                                                     27,780        34,169          54,922        65,450
Maintenance                                                                 15,903        14,591          32,496        27,487
Depreciation and amortization                                               16,034        16,409          32,112        31,112
Taxes other than income taxes                                               12,399        12,485          24,943        25,104
Federal and state income taxes                                               7,695         9,490          10,336        13,640
                                                                      -------------  ------------   -------------  ------------
Total operating expenses                                                   145,257       153,388         266,739       279,101
                                                                       -------------  ------------   -------------  ------------
OPERATING INCOME                                                            21,558        23,742          34,582        38,979
OTHER INCOME (EXPENSE):
Interest income                                                                260           194             501           317
Other, net                                                                     (91)         (203)           (903)       (1,406)
Income taxes applicable to other income                                       (170)          (57)             (9)          300
                                                                      -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              21,557        23,676          34,171        38,190
                                                                      -------------  ------------   -------------  ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                   5,032         4,725           9,982         9,602
Other interest charges                                                         333         2,825             611         3,100
Interest on notes payable                                                      871           481           1,356           819
Amortization of debt discount, premium and expense, net                        491           522             989         1,100
Distributions on preferred securities of subsidiary companies                1,550         1,550           3,100         2,934
                                                                      -------------  ------------   -------------  ------------
Interest charges and other, net                                              8,277        10,103          16,038        17,555
                                                                      -------------  ------------   -------------  ------------
NET INCOME                                                                  13,280        13,573          18,133        20,635
DIVIDENDS ON PREFERRED STOCK                                                    54           209             108           418
                                                                      -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                           $13,226       $13,364         $18,025       $20,217
                                                                      =============  ============   =============  ============



              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                   GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                       $ 18,133        $ 20,635
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    34,100          35,747
  Deferred income taxes                                                                            (1,952)         (6,173)
  Other, net                                                                                        5,824          10,570
  Changes in certain current assets and liabilities--
    Receivables, net                                                                              (12,514)        (10,355)
    Inventories                                                                                   (23,700)        (10,615)
    Payables                                                                                       (4,082)         (1,610)
    Taxes accrued                                                                                  15,425          16,894
    Current costs of 1995 coal contract renegotiation                                                   -             812
    Other                                                                                          (8,716)         (5,662)
                                                                                              ------------     -----------
Net cash provided from operating activities                                                        22,518          50,243
                                                                                              ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (33,242)        (26,091)
Other                                                                                             (10,221)         (3,114)
                                                                                              ------------     -----------
Net cash used for investing activities                                                            (43,463)        (29,205)
                                                                                              ------------     -----------
FINANCING ACTIVITIES:
Proceeds--
  Preferred securities                                                                                  -          45,000
  Other long-term debt                                                                                  -          50,000
Retirements--
  Preferred stock                                                                                       -              (5)
  First mortgage bonds                                                                                  -         (15,000)
  Other long-term debt                                                                                  -          (8,327)
Notes payable, net                                                                                 53,500         (33,000)
Payment of preferred stock dividends                                                                 (117)           (419)
Payment of common stock dividends                                                                 (30,100)        (38,200)
Miscellaneous                                                                                          (4)         (4,026)
                                                                                              ------------     -----------
Net cash provided from (used for) financing activities                                             23,279          (3,977)
                                                                                              ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             2,334          17,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      969           4,707
                                                                                              ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 3,303        $ 21,768
                                                                                              ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                            $13,089         $12,463
  Income taxes                                                                                      2,412           5,442






            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                           At June 30,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
UTILITY PLANT:
Plant in service                                                                          $1,836,916         $1,809,901
Less accumulated provision for depreciation                                                  801,855            784,111
                                                                                       --------------     --------------
                                                                                           1,035,061          1,025,790
Construction work in progress                                                                 26,669             34,863
                                                                                       --------------     --------------
Total                                                                                      1,061,730          1,060,653
                                                                                       --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                1,586                588
                                                                                       --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      3,303                969
Receivables --
  Customer accounts receivable                                                                59,853             49,067
  Other accounts and notes receivable                                                          3,276              3,514
  Affiliated companies                                                                         5,413              3,442
  Accumulated provision for uncollectible accounts                                            (1,001)              (996)
Fossil fuel stock, at average cost                                                            47,082             24,213
Materials and supplies, at average cost                                                       28,856             28,025
Regulatory clauses under recovery                                                             12,767              9,737
Prepayments                                                                                    2,780              5,690
Vacation pay deferred                                                                          4,035              4,035
                                                                                       --------------     --------------
Total                                                                                        166,364            127,696
                                                                                       --------------     --------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      25,286             25,308
Debt expense, being amortized                                                                 20,620             21,448
Prepaid pension costs                                                                         15,775             13,770
Miscellaneous                                                                                 19,009             18,438
                                                                                       --------------     --------------
Total                                                                                         80,690             78,964
                                                                                       --------------     --------------

TOTAL ASSETS                                                                              $1,310,370         $1,267,901
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


                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                         At June 30,
                                                                                           1999            At December 31,
                                                                                        (Unaudited)          1998
                                                                                       ---------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
  authorized and outstanding -- 992,717 shares                                              $ 38,060           $ 38,060
Paid-in capital                                                                              218,960            218,960
Premium on preferred stock                                                                        12                 12
Retained earnings                                                                            158,546            170,620
                                                                                       --------------     --------------
                                                                                             415,578            427,652
Preferred stock                                                                                4,236              4,236
Company obligated mandatorily redeemable preferred securities of
  subsidiary trusts holding Company Junior Subordinated Notes                                 85,000             85,000
Long-term debt                                                                               317,497            317,341
                                                                                       --------------     --------------
Total                                                                                        822,311            834,229
                                                                                       --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            27,000             27,000
Notes payable                                                                                 85,000             31,500
Accounts payable --
  Affiliated companies                                                                        11,989             19,756
  Other                                                                                       20,032             23,697
Customer deposits                                                                             12,677             12,560
Taxes accrued                                                                                 18,551              7,432
Interest accrued                                                                               5,938              5,184
Regulatory clauses over recovery                                                               3,460              6,037
Vacation pay accrued                                                                           4,035              4,035
Dividends declared                                                                                45                 54
Miscellaneous                                                                                  1,577              3,960
                                                                                       --------------     --------------
Total                                                                                        190,304            141,215
                                                                                       --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            165,330            166,118
Deferred credits related to income taxes                                                      51,079             52,465
Accumulated provision for property damage                                                      4,956              1,605
Accumulated deferred investment tax credits                                                   28,672             29,632
Accumulated provision for postretirement benefits                                             25,525             23,534
Miscellaneous                                                                                 22,193             19,103
                                                                                       --------------     --------------
Total                                                                                        297,755            292,457
                                                                                       --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,310,370         $1,267,901
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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 1999 was $13.2 million and $18.0 million, respectively, compared to $13.4 million and $20.2 million for the corresponding periods of 1998. While earnings for the current quarter remained relatively flat when compared to the same period in 1998, earnings year-to-date declined by 10.8%, primarily due to higher maintenance expenses incurred during the first quarter of 1999.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................          $(6,856)          (4.3)        $(13,974)          (4.7)
Revenues from affiliates.........................           (3,459)         (20.3)          (2,785)         (11.9)
Fuel expense.....................................           (2,235)          (4.0)          (4,925)          (5.1)
Other operation expense..........................           (6,389)         (18.7)         (10,528)         (16.1)
Maintenance expense..............................            1,312            9.0            5,009           18.2
Other interest charges...........................           (2,492)         (88.2)          (2,489)         (80.3)

     Revenues. The decreases in revenues for the second quarter and year-to-date 1999 reflect, for the most part, the recovery of lower fuel costs. The price per ton of coal, which is GULF's primary fuel source, was lower in the second quarter and year-to-date 1999 compared to the same periods in 1998 due to full amortization, by March 1998, of costs related to prior year coal contract renegotiations and the reduction of a major coal contract price. Excluding recovery of fuel expense and certain other expenses that do not affect income, retail revenues decreased $6.6 million for the quarter and $5.5 million year-to-date, primarily due to a decrease in energy sales to residential customers reflecting the impact of milder-than-normal temperatures during the first half of 1999 as compared to hotter-than-normal temperatures recorded in the same periods in 1998. Revenues from non-territorial wholesale energy sales decreased $1.3 million and $4.0 million for the second quarter and year-to-date 1999, respectively, when compared to the corresponding periods of 1998. The decreases in non-territorial wholesale energy sales were primarily due to decreased sales through power marketing activities.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The decreases in fuel expense reflect lower fuel costs, resulting from the reduction of a major coal contract price.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Other operation expense. This item decreased in this quarter when compared to the same period in 1998 due to lower administrative and general expenses. Year-to-date 1999, this cost decreased due to lower administrative and general expenses as well as prior year payments related to renegotiations of coal supply contracts being fully amortized in 1998.

     Maintenance expense. The increases in these expenses for the second quarter and year-to-date 1999 reflect scheduled maintenance on steam plant facilities.

     Other interest charges. The decreases for the current quarter and year-to-date 1999 are primarily attributed to the recognition, in 1998, of interest related to tax issues.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

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

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain of GULF's units, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

     GULF's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GULF's Year 2000 program are expected to be $5.2 million. From its inception through June 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $4.2 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     In reference to the ongoing matters with the Florida PSC concerning GULF's authorized return on equity (ROE) and the outstanding balances of certain regulatory assets, GULF filed a revised plan on April 6, 1999. The staff of the Florida PSC countered with another proposal on April 8, 1999. Both were presented to the Commission at the April 20, 1999, agenda conference. The Florida PSC approved the staff's proposal with several modifications. The changes approved by the Florida PSC included the following: a reduction in the authorized return mid-point from 12.0% to 11.5%, the sharing of revenues for a period of 3 years above an earnings level of 12.5% ROE up to 14% ROE, revenue credits to customers and the write-off of regulatory

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



assets totaling $7.1 million per year from 1999 through 2001. The Commission issued an order establishing the changes associated with earnings, revenue sharing, and other regulatory issues on May 24, 1999. On June 14, 1999, the Coalition for Equitable Rates filed a protest requesting a formal proceeding to review the plan proposed by the Florida PSC order. Hearings in the docket are expected later this year or early in 2000. On July 22, 1999, the Office of Public Counsel petitioned the Florida PSC to initiate and conduct a full revenue requirements base rate proceeding for GULF. No action has been taken by the Florida PSC on the Office of Public Counsel's petition. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and Item 1 - Business - "Regulation - State Commissions" of GULF in the Form 10-K.

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). Adoption of this statement is not expected to have a material impact on GULF's financial statements.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 1999 included the addition of approximately $33.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at June 30, 1999, approximately $3.3 million of cash and cash equivalents and $31.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. At June 30, 1999, GULF had $85.0 million of short-term notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months           For the Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                      -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $155,333      $148,064        $276,733      $269,345
Revenues from affiliates                                                     3,257         8,548           4,292         9,423
                                                                      -------------  ------------   -------------  ------------
Total operating revenues                                                   158,590       156,612         281,025       278,768
                                                                      -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      46,706        45,113          78,228        72,401
  Purchased power from non-affiliates                                        7,162         8,988           9,507        13,288
  Purchased power from affiliates                                            7,497         5,118          16,399        16,414
  Other                                                                     27,683        33,102          54,730        56,948
Maintenance                                                                 14,265        11,564          25,866        22,958
Depreciation and amortization                                               11,780        11,441          23,569        23,094
Taxes other than income taxes                                               12,208        11,160          23,315        23,240
Federal and state income taxes                                               9,101        10,003          13,374        14,935
                                                                      -------------  ------------   -------------  ------------
Total operating expenses                                                   136,402       136,489         244,988       243,278
                                                                       -------------  ------------   -------------  ------------
OPERATING INCOME                                                            22,188        20,123          36,037        35,490
OTHER INCOME (EXPENSE):
Interest income                                                                 69           213             150           263
Other, net                                                                     587           630           1,221           863
Income taxes applicable to other income                                       (323)          (41)           (632)         (354)
                                                                      -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              22,521        20,925          36,776        36,262
                                                                      -------------  ------------   -------------  ------------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                   5,034         5,123          10,044         9,921
Interest on notes payable                                                      874           490           1,286           918
Amortization of debt discount, premium and expense, net                        361           335             717           723
Other interest charges                                                          96            62             178           203
Distributions on preferred securities of subsidiary companies                  699           699           1,398         1,398
                                                                      -------------  ------------   -------------  ------------
Interest and other charges, net                                              7,064         6,709          13,623        13,163
                                                                      -------------  ------------   -------------  ------------
NET INCOME                                                                  15,457        14,216          23,153        23,099
DIVIDENDS ON PREFERRED STOCK                                                   504           504           1,007           999
                                                                      -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                           $14,953       $13,712         $22,146       $22,100
                                                                      =============  ============   =============  ============





           The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                MISSISSIPPI POWER COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                       $ 23,153        $ 23,099
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    25,637          25,112
  Deferred income taxes                                                                             1,747          (1,687)
  Other, net                                                                                       (1,226)          1,891
  Changes in certain current assets and liabilities--
    Receivables, net                                                                              (15,694)         (7,444)
    Inventories                                                                                   (13,605)         (9,047)
    Payables                                                                                       (7,287)          1,682
    Taxes accrued                                                                                    (161)          3,671
    Other                                                                                          (3,329)         (2,352)
                                                                                              ------------     -----------
Net cash provided from operating activities                                                         9,235          34,925
                                                                                              ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (26,700)        (31,755)
Other                                                                                              (6,879)         (5,131)
                                                                                              ------------     -----------
Net cash used for investing activities                                                            (33,579)        (36,886)
                                                                                              ------------     -----------
FINANCING ACTIVITIES:
Proceeds--
  Pollution control bonds                                                                               -          13,520
  Other long-term debt                                                                                  -          90,000
Retirements--
  Preferred stock                                                                                       -             (87)
  First mortgage bonds                                                                                  -         (35,000)
  Pollution control bonds                                                                               -         (13,000)
  Senior Notes                                                                                        (57)              -
Notes payable, net                                                                                 56,000               -
Payment of preferred stock dividends                                                               (1,007)           (999)
Payment of common stock dividends                                                                 (27,600)        (25,500)
Miscellaneous                                                                                        (243)           (276)
                                                                                              ------------     -----------
Net cash provided from financing activities                                                        27,093          28,658
                                                                                              ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             2,749          26,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,327           4,432
                                                                                              ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 4,076        $ 31,129
                                                                                              ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                            $12,722         $11,482
  Income taxes                                                                                         97            (534)






        The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                           At June 30,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $1,571,317         $1,553,112
Less accumulated provision for depreciation                                                  604,047            583,957
                                                                                       --------------     --------------
                                                                                             967,270            969,155
Construction work in progress                                                                 58,019             51,517
                                                                                       --------------     --------------
Total                                                                                      1,025,289          1,020,672
                                                                                       --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                1,400                979
                                                                                       --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      4,076              1,327
Receivables --
  Customer accounts receivable                                                                40,279             29,829
  Regulatory clauses under recovery                                                            8,803              8,042
  Other accounts and notes receivable                                                         15,523             12,495
  Affiliated companies                                                                        12,409             10,946
  Accumulated provision for uncollectible accounts                                              (500)              (621)
Fossil fuel stock, at average cost                                                            28,871             16,418
Materials and supplies, at average cost                                                       19,887             18,735
Current portion of accumulated deferred income taxes                                           1,210              4,248
Prepayments                                                                                    4,301              1,651
Vacation pay deferred                                                                          4,717              4,717
                                                                                       --------------     --------------
Total                                                                                        139,576            107,787
                                                                                       --------------     --------------


DEFERRED CHARGES:
Debt expense and loss, being amortized                                                        13,167             13,713
Deferred charges related to income taxes                                                      21,313             22,697
Long-term notes receivable                                                                     1,660              2,072
Work force reduction plan                                                                      7,672             12,748
Miscellaneous                                                                                 12,139              8,937
                                                                                       --------------     --------------
Total                                                                                         55,951             60,167
                                                                                       --------------     --------------

TOTAL ASSETS                                                                              $1,222,216         $1,189,605
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



                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                           At June 30,
                                                                                           1999            At December 31,
                                                                                           (Unaudited)        1998
                                                                                       ---------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
  authorized 1,130,000 shares; outstanding 1,121,000 shares                                 $ 37,691           $ 37,691
Paid-in capital                                                                              179,474            179,474
Premium on preferred stock                                                                       326                326
Retained earnings                                                                            168,286            173,740
                                                                                       --------------     --------------
                                                                                             385,777            391,231
Preferred stock                                                                               31,809             31,809
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding Company Junior Subordinated Notes                                  35,000             35,000
Long-term debt                                                                               292,744            292,744
                                                                                       --------------     --------------
Total                                                                                        745,330            750,784
                                                                                       --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            50,020             50,020
Notes payable                                                                                 69,000             13,000
Accounts payable --
  Affiliated companies                                                                        11,120              8,788
  Regulatory clauses over recovery                                                                 -              4,412
  Other                                                                                       36,818             47,113
Customer deposits                                                                              3,477              3,272
Taxes accrued--
  Federal and state income                                                                    11,518              1,124
  Other                                                                                       20,824             31,379
Interest accrued                                                                               3,133              2,955
Miscellaneous                                                                                 10,494             11,753
                                                                                       --------------     --------------
Total                                                                                        216,404            173,816
                                                                                       --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            143,406            143,852
Accumulated deferred investment tax credits                                                   25,301             25,913
Deferred credits related to income taxes                                                      35,619             37,277
Postretirement benefits other than pension                                                    26,255             25,869
Accumulated provision for property damage                                                        334                910
Work force reduction plan                                                                     12,067             13,051
Miscellaneous                                                                                 17,500             18,133
                                                                                       --------------     --------------
Total                                                                                        260,482            265,005
                                                                                       --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,222,216         $1,189,605
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 1999 was $14.9 million and $22.1 million, respectively, compared to $13.7 million and $22.1 million for the corresponding periods of 1998. Earnings for the current quarter increased $1.2 million or 9.1% due primarily to an increase in operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $7,269            4.9           $7,388            2.7
Revenues from affiliates.........................           (5,291)         (61.9)          (5,131)         (54.5)
Purchased power from non-affiliates..............           (1,826)         (20.3)          (3,781)         (28.5)
Purchased power from affiliates..................            2,379           46.5              (15)          (0.1)
Other operation expense..........................           (5,419)         (16.4)          (2,218)          (3.9)
Maintenance expense..............................            2,701           23.4            2,908           12.7


     Revenues. Revenue increases for the second quarter and year-to-date 1999 result primarily from increased energy sales to territorial wholesale customers and year-to-date, to a lesser extent, from increased retail energy sales. These revenue increases were partially offset by decreases in non-territorial wholesale energy sales for the quarter and year-to-date of 21.8% and 40.7%, respectively. Territorial wholesale energy sales were up 11.6% for the quarter and 11.4% year-to-date due to strong growth in the wholesale service areas. In addition, for the quarter, retail energy sales to industrial customers were up 3.9%, while energy sales to residential and commercial customers were down by 6.9% and 0.2%. Year-to-date, retail energy sales to commercial and industrial customers were up 4.3% and 2.2%, respectively, while energy sales to residential customers were down 6.1%. Industrial energy sales were positively impacted by increased production by several larger industrial customers, while commercial energy sales were positively impacted by increased tourism and strong growth in this sector. Residential energy sales were lower due to milder temperatures during the current quarter and year-to-date when compared same periods in 1998. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $1.3 million for the current quarter and $0.6 million year-to-date. Wholesale territorial revenues, excluding fuel revenues which do not affect income, increased $2.6 million for the current quarter and $5.7 million year-to-date.

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

     Purchased power from non-affiliates. This item decreased for the quarter and year-to-date 1999 when compared to the corresponding periods in 1998 reflecting the decrease in the demand for energy.

     Other operation expense. These costs decreased for the current quarter and year-to-date due primarily to a decrease in administrative and general expenses. Administrative and general expenses were down due to higher amortization of the work force reduction plan in 1998.

     Maintenance expense. These expenses were up for the quarter and year-to-date due to increased maintenance on distribution lines.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

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

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain of MISSISSIPPI's units, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

     MISSISSIPPI's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to MISSISSIPPI's Year 2000 program are expected to be $4.9 million. From its inception through June 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $4.6 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The FASB issued Statement No. 133, Accounting for Derivative
Instruments and Hedging Activities, which was to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, which delayed adoption until the year 2001. MISSISSIPPI has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 1999 included the addition of approximately $26.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

In April 1999, MISSISSIPPI and Escatawpa Funding, Limited Partnership ("Escatawpa"), entered into a lease agreement whereby MISSISSIPPI will design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility. It is expected that the project will cost approximately $406 million, and upon completion of the facility, MISSISSIPPI will lease the facility from Escatawpa for an initial term of approximately 10 years. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction" of MISSISSIPPI and Notes 3 and 4 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 1999, approximately $4.1 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At June 30, 1999, MISSISSIPPI had short-term notes payable outstanding of $69.0 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months           For the Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                      -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $ 61,114      $ 68,482        $107,846      $116,691
Revenues from Affiliates                                                       578         1,134             944         1,306
                                                                      -------------  ------------   -------------  ------------
Total operating revenues                                                    61,692        69,616         108,790       117,997
                                                                      -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      10,951        15,446          17,544        21,254
  Purchased power from non-affiliates                                        2,361         2,723           3,453         3,936
  Purchased power from affiliates                                           10,276         9,216          19,453        19,380
  Other                                                                     11,961        11,692          23,240        22,837
Maintenance                                                                  4,759         4,884           9,198         8,562
Depreciation and amortization                                                5,966         5,258          11,943        10,516
Taxes other than income taxes                                                2,923         3,128           5,827         5,966
Federal and state income taxes                                               3,383         5,663           4,103         7,726
                                                                      -------------  ------------   -------------  ------------
Total operating expenses                                                    52,580        58,010          94,761       100,177
                                                                      -------------  ------------   -------------  ------------
OPERATING INCOME                                                             9,112        11,606          14,029        17,820
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                             (8)           24              13            45
Interest income                                                                 27            67              63           135
Other, net                                                                    (488)         (441)           (932)         (870)
Income taxes applicable to other income                                        178           145             336           278
                                                                      -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                               8,821        11,401          13,509        17,408
                                                                      -------------  ------------   -------------  ------------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                   2,463         2,608           4,938         5,318
Allowance for debt funds used during construction                             (101)          (22)           (127)          (48)
Interest on notes payable                                                      177           112             198           138
Amortization of debt discount, premium and expense, net                        235           220             468           407
Distributions on preferred securities of subsidiary trust                      685             -           1,370             -
Other interest charges                                                          94            95             185           198
                                                                      -------------  ------------   -------------  ------------
Interest and other charges, net                                              3,553         3,013           7,032         6,013
                                                                      -------------  ------------   -------------  ------------
NET INCOME                                                                   5,268         8,388           6,477        11,395
DIVIDENDS ON PREFERRED STOCK                                                     -           581               -         1,162
                                                                      -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                           $ 5,268       $ 7,807         $ 6,477       $10,233
                                                                      =============  ============   =============  ============



            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                              -----------------------------
                                                                                                 1999             1998
                                                                                              ------------     ------------

OPERATING ACTIVITIES:
Net income                                                                                        $ 6,477         $ 11,395
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    12,757           11,348
  Deferred income taxes and investment tax credits, net                                              (775)           3,171
  Allowance for equity funds used during construction                                                 (13)             (45)
  Other, net                                                                                          559             (866)
  Changes in certain current assets and liabilities--
    Receivables, net                                                                              (12,533)         (17,467)
    Inventories                                                                                    (2,173)             505
    Payables                                                                                        4,177           10,238
    Taxes accrued                                                                                    (362)            (950)
    Other                                                                                           1,032           (1,956)
                                                                                              ------------     ------------
Net cash provided from operating activities                                                         9,146           15,373
                                                                                              ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (17,019)          (8,126)
Other                                                                                              (1,926)            (832)
                                                                                              ------------     ------------
Net cash used for investing activities                                                            (18,945)          (8,958)
                                                                                              ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
  Other long-term debt                                                                                  -           50,000
Retirements--
  First mortgage bonds                                                                            (15,800)         (30,000)
  Other long-term debt                                                                               (254)         (20,340)
Notes payable, net                                                                                 35,400           10,000
Payment of preferred stock dividends                                                                    -           (1,162)
Payment of common stock dividends                                                                 (12,400)         (11,600)
Miscellaneous                                                                                         319           (2,232)
                                                                                              ------------     ------------
Net cash provided from (used for) financing activities                                              7,265           (5,334)
                                                                                              ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (2,534)           1,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    5,962            6,144
                                                                                              ============     ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 3,428          $ 7,225
                                                                                              ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                             $6,670           $6,718
  Income taxes                                                                                        224            1,786



          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                          At June 30,
                                                                                          1999           At December 31,
                                                                                          (Unaudited)       1998
                                                                                       ------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $794,676          $781,964
Less accumulated provision for depreciation                                                352,435           341,930
                                                                                       ------------     -------------
                                                                                           442,241           440,034
Construction work in progress                                                                6,488             2,908
                                                                                       ------------     -------------
Total                                                                                      448,729           442,942
                                                                                       ------------     -------------

OTHER PROPERTY AND INVESTMENTS:                                                              1,420             1,420
                                                                                       ------------     -------------

CURRENT ASSETS:
Cash and cash equivalents                                                                    3,428             5,962
Receivables --
  Customer accounts receivable                                                              24,501            18,030
  Other accounts and notes receivable                                                        3,748             3,543
  Affiliated companies                                                                       8,089             1,388
  Accumulated provision for uncollectible accounts                                            (239)             (284)
Fuel cost under recovery                                                                    16,739            17,628
Fossil fuel stock, at average cost                                                           6,902             4,984
Materials and supplies, at average cost                                                      6,751             6,496
Prepayments                                                                                  1,207             4,772
                                                                                       ------------     -------------
Total                                                                                       71,126            62,519
                                                                                       ------------     -------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                    16,751            17,130
Debt issue expense, being amortized                                                          3,162             3,554
Premium on reacquired debt, being amortized                                                  8,791             8,570
Prepaid pension costs                                                                        2,410             3,281
Cash surrender value of life insurance for deferred compensation plans                      14,179            14,179
Miscellaneous                                                                                3,966             2,204
                                                                                       ------------     -------------
Total                                                                                       49,259            48,918
                                                                                       ------------     -------------

TOTAL ASSETS                                                                              $570,534          $555,799
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




                                      SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                           CAPITALIZATION AND LIABILITIES

                                                                                          At June 30,
                                                                                          1999           At December 31,
                                                                                          (Unaudited)       1998
                                                                                       ------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (par value value $5 per share) --
  authorized 16,000,000 shares; outstanding 10,844,635 shares                              $54,223           $54,223
Paid-in capital                                                                              8,688             8,688
Retained earnings                                                                          107,031           112,954
                                                                                       ------------     -------------
                                                                                           169,942           175,865
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding Company Junior Subordinated Notes                                40,000            40,000
Long-term debt                                                                             147,410           163,443
                                                                                       ------------     -------------
Total                                                                                      357,352           379,308
                                                                                       ------------     -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                             668               689
Notes payable                                                                               35,400                 -
Accounts payable --
  Affiliated companies                                                                       4,860             5,014
  Other                                                                                     13,614            10,833
Customer deposits                                                                            5,461             5,224
Taxes accrued--
  Federal and state income                                                                   1,502             2,467
  Other                                                                                      2,071             2,891
Interest accrued                                                                             3,725             3,815
Vacation pay accrued                                                                         2,038             1,978
Miscellaneous                                                                                3,960             6,700
                                                                                       ------------     -------------
Total                                                                                       73,299            39,611
                                                                                       ------------     -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           83,621            82,778
Accumulated deferred investment tax credits                                                 11,611            11,943
Deferred credits related to income taxes                                                    20,775            21,349
Deferred compensation plans                                                                 10,042             9,788
Postretirement benefits                                                                      7,214             6,434
Miscellaneous                                                                                6,620             4,588
                                                                                       ------------     -------------
Total                                                                                      139,883           136,880
                                                                                       ------------     -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $570,534          $555,799
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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1999 vs. SECOND QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the second quarter and year-to-date 1999 was $5.3 million and $6.5 million, respectively, as compared to $7.8 million and $10.2 million for the corresponding periods of 1998. Earnings decreased due to lower operating revenues primarily reflecting the Georgia PSC's accounting order and, to a lesser extent, mild weather. For additional information, see Note (N) in the "Notes to the Condensed Financial Statements" herein for details regarding the accounting order.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................          $(7,368)         (10.8)         $(8,845)          (7.6)
Fuel expense.....................................           (4,495)         (29.1)          (3,710)         (17.5)
Depreciation and amortization....................              708           13.5            1,427           13.6
Maintenance expense..............................             (125)          (2.6)             636            7.4


     Revenues. Revenues for the quarter and year-to-date 1999 fell primarily due to lower total energy sales, particularly to the retail sector, and tariff reductions implemented as a part of the Georgia PSC accounting order. Retail energy sales to residential, commercial and industrial customers for the quarter were down 8.3%, 1.8% and 9.2%, respectively. Year-to-date, retail energy sales to these same customers were down 3.2%, 0.5% and 20.6%, respectively. Residential and commercial energy sales were affected by the mild temperatures while industrial energy sales were affected by reduced demand from one industrial customer and the shut-down of another industrial customer's facilities. In the second quarter and year-to-date 1999, the impacts on SAVANNAH's revenues from this shut-down were $0.2 million and $0.4 million, respectively. For additional information, see "Future Earnings Potential" herein.

     Fuel expenses. The decreases in these costs from the corresponding periods in 1998 are attributed to lower demand for energy and lower coal prices.

     Depreciation and amortization expense. This item increased during the current quarter and year-to-date 1999 when compared to the corresponding periods in 1998 due primarily to additional depreciation charges pursuant to the Georgia PSC accounting order.

     Maintenance expense. The year-to-date increase is primarily attributed to increased distribution line clearance expenses and a turbine dismantle inspection of SAVANNAH's largest coal unit.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

     In June 1998, the Georgia PSC approved a four-year accounting order for SAVANNAH. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K for additional information.

     In mid-1998, one of SAVANNAH's largest industrial customers added an additional steam turbine unit. The impact of this on SAVANNAH's revenues had been planned for, and the customer is under contract for a minimum of 5 megawatts per year. In October 1998, another of SAVANNAH's largest customers closed its Savannah operations. Base revenues from this customer had averaged $2 million annually. Under the terms of its contract with SAVANNAH, this customer is obligated to pay $1 million annually through 2001.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K.

     The U.S. Environmental Protection Agency is conducting an industry-wide investigation concerning the compliance status of certain coal-fired generating facilities, including certain of SAVANNAH's units, under the new source review provisions of the Clean Air Act. Although the outcome of this matter cannot now be determined, if adverse it could result in substantial penalties and additional capital costs.

     SAVANNAH's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to SAVANNAH's Year 2000 program are expected to be $1.2 million. From its inception through June 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $1.0 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). SAVANNAH has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Reference is made to Notes (B) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 1999 included the addition of approximately $17 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

In June 1999, SAVANNAH purchased on the open market all $15 million outstanding of its 7 7/8% Series First Mortgage Bonds due May 1, 2025. This purchase was financed with short-term debt. SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 1999, approximately $3.4 million of cash and cash equivalents and approximately $25.1 million of unused credit arrangements with banks. At June 30, 1999, SAVANNAH had $35.4 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results for the periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At June 30, 1999, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional              Unrealized
                     Type                      Termination              Amount              Gain (Loss)
                                                                                (in thousands)
      Interest rate swaps                          2002-2016           $773,523             $(23,882)
                                                   2001-2012     (pound)600,000             $(82,904)
                                                   2002-2007          DM691,000             $(19,449)

      Cross currency swaps                         2001-2007     (pound)413,800             $20,765
      Cross currency swaption                           2003          DM510,000             $6,456
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      In January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At June 30, 1999, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $115 million. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in Item 7 and Notes 1 and 5 to the financial statements of SOUTHERN under the captions "Financial Instruments for Trading Activities" and "Energy Trading and Marketing Commitments", respectively, in Item 8 of the Form 10-K.

(E) SOUTHERN's principal business segment -- or its traditional business -- is the five regulated electric utility operating companies that provide electric service in four southeastern states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:



                                              Regulated
                                              Domestic             Southern Energy          All
                                              Electric        Non-Traditional Services      Other     Reconciling
                                              Utilities  International  Domestic  Total     (Note)    Eliminations  Consolidated

                                              ------------ -------------------------------- --------- ------------- ---------------
    Three Months Ended June 30, 1999:                                       (in millions)
      Operating revenues                       $ 2,243      $  378     $ 125      $  503      $ 55       $   (10)       $  2,791
      Segment net income (loss)                    264          58        19          77       (11)          (16)            314
    Six Months Ended June 30, 1999:
      Operating revenues                         4,125         840       185       1,025        97           (14)          5,233
      Segment net income (loss)                    432         146        19         165       (44)          (15)            538
    Total assets at June 30, 1999               25,077       9,236     4,045      13,281     1,466        (2,254)         37,570
    ----------------------------------------- ------------ ---------- ---------- ---------- --------- ------------- ---------------

    Three Months Ended June 30, 1998:
      Operating revenues                        $ 2,431     $  411      $  33    $  444      $  42       $   (4)         $ 2,913
      Segment net income (loss)                     267         34          1        35        (30)          (2)             270
    Six Months Ended June 30, 1998:
      Operating revenues                          4,385        886         67       953         77           (7)           5,408
      Segment net income (loss)                     456         91          7        98        (37)          (5)             512
    Total assets at December 31, 1998            24,421      9,578      2,869    12,447      1,438       (2,114)          36,192
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

(F) Reference is made to Notes 3 and 7 to each of the registrant's financial statements, except SAVANNAH'S, in Item 8 of the Form 10-K for a discussion of the FERC orders in proceedings regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts and a discussion of the long-term power sales agreements. A settlement agreement relating to the proceedings pending at the FERC which provides for an equity return of 11% under the formula rates has been filed with the FERC for its approval. If approved, these rates will be effective as of January 5, 1999 for three unit power sales contracts, and as of July 1, 1999 for the other contracts.

(G) During the first six months of 1999, statutory business trusts, formed by ALABAMA and GEORGIA of which such companies own all the common securities, issued mandatorily redeemable preferred securities as follows: (in thousands)

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

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K and to Note (I) to each registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1999, for information relating to a judgment against ALABAMA arising from discharges into Lake Martin.

(J) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a class action charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. The class of plaintiffs has been decertified on the joint motion of the plaintiffs and ALABAMA, and it is expected that this action will be settled in the near future for an immaterial amount.

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

(N) In 1998, the Georgia PSC approved a new accounting order for SAVANNAH. Under this order, SAVANNAH will reduce electric rates to its small business customers, expense additional storm damage accruals and accrue additional depreciation on generating assets. For additional information concerning the four-year accounting order approved by the Georgia PSC in June 1998, reference is made to Note 3 to the financial statements of SAVANNAH in Item 8 of the Form 10-K.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before.
     SOUTHERN's equity investment in Mobile Energy was $56 million at June 30, 1999. At June 30, 1999, Mobile Energy had total assets of $379 million and senior debt outstanding of $201 million of first mortgage bonds and $76 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. In March 1999, under an agreement with the bondholders, SOUTHERN paid $36,144,000 pursuant to the guarantees. The bondholders reserved the right to seek an additional $2,700,000, which SOUTHERN believes was satisfied by an earlier transfer of funds. The ultimate outcome of this matter cannot now be determined.

(P) In 1998, SOUTHERN's Board of Directors authorized SOUTHERN to make open market purchases of its common stock in an aggregate amount not to exceed $300 million through March 31, 1999. The purpose of the program was to provide shares of common stock for the purchase requirements of SOUTHERN's various stockholder, employee and outside director stock purchase plans. Under the program, 4.4 million shares had been repurchased and 2.4 million shares were reissued through June 30, 1999.

      Also, in April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The program does not establish a target stock price or timetable for specific repurchases. Under this program, 18,756,500 shares have been repurchased through August 10, 1999, with funding provided from SOUTHERN's commercial paper program.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.


                  Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of stockholders on May 26, 1999. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                 Nominees                Shares For       Shares Withhold Vote
                 Dorrit J. Bern            578,455,494              8,194,383
                 Thomas J. Chapman         574,296,381             12,353,496
                 A. D. Correll             579,122,020              7,529,457
                 A. W. Dahlberg            578,774,016              7,878,261
                 H. Allen Franklin         579,178,347              7,473,130
                 Bruce S. Gordon           578,717,346              7,934,131
                 L. G. Hardman III         579,123,790              7,528,487
                 Elmer B. Harris           578,931,587              7,719,889
                 David J. Lesar            574,432,727             12,219,949
                 Zack T. Pate              579,029,105              7,624,305
                 Gloria M. Shatto*         578,536,622              8,116,388
                 Gerald J. St. Pe          574,685,364             11,965,332

                 ALABAMA

                 ALABAMA held its annual common stockholders meeting on April 23, 1999, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                         Thomas C. Meredith
                     David J. Cooper                        William V. Muse
                     A. W. Dahlberg                         John T. Porter
                     Elmer B. Harris                        Robert D. Powers
                     Carl E. Jones, Jr.                     Andreas Renschler
                     Patricia M. King                       C. Dowd Ritter
                     James K. Lowder                        James H. Sanford
                     Wallace D. Malone, Jr.                 John Cox Webb, IV


                 All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)


                 GEORGIA

                 By written consent, in lieu of the annual meeting of stockholders of GEORGIA, effective May 19, 1999, the following persons were elected to serve as directors of GEORGIA:

                     Daniel P. Amos                    James R. Lientz, Jr.
                     Juanita P. Baranco                Zell Miller
                     A. W. Dahlberg                    G. Joseph Prendergast
                     William A. Fickling, Jr.          Herman J. Russell
                     H. Allen Franklin                 Gloria M. Shatto*
                     L. G. Hardman III                 William Jerry Vereen
                     Warren Y. Jobe                    Carl Ware


                 All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GULF

                 By written consent, in lieu of the annual meeting of stockholders of GULF, effective June 29, 1999, the following persons were elected to serve as directors of GULF:

                     Travis J. Bowden                       W. Deck Hull, Jr.
                     Fred C. Donovan                        Joseph K. Tannehill
                     H. Allen Franklin                      Barbara H. Thames


                 All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 MISSISSIPPI

                 MISSISSIPPI held its annual stockholders meeting on April 6, 1999, and the following persons were elected to serve as directors of MISSISSIPPI:

                     Paul J. DeNicola**                     Aubrey K. Lucas
                     Edwin E. Downer                        Malcolm Portera
                     Dwight H. Evans                        George A. Schloegel
                     Robert S. Gaddis                       Philip J. Terrell
                     Linda T. Howard                        N. Eugene Warr

                 All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)


                 SAVANNAH

                 SAVANNAH held its annual stockholders meeting on May 18, 1999, and the following persons were elected to serve as directors of
                 SAVANNAH:

                     Archie H. Davis                 G. Edison Holland, Jr.
                     Paul J. DeNicola**              Robert B. Miller, III
                     Walter D. Gnann                 Arnold M. Tenenbaum

                 All of the 10,844,635 outstanding shares of SAVANNAH's common stock are owned by SOUTHERN and were voted for the election of such directors.

                *  Dr. Shatto passed away on June 13, 1999.
              **  Mr. DeNicola resigned effective July 1, 1999.


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.

                        Exhibits 15   -   Letter re: unaudited interim financial information
                                          (a)      ALABAMA
                                          (b)      GEORGIA

                        Exhibit 24    -   (a)    Powers of Attorney and resolutions.  (Designated in the Form
                                                 10-K for the year ended December 31, 1998, File Nos. 1-3526,
                                                 1-3164, 1-6468, 0-2429, 0-6849 and 1-5072 as Exhibits 24(a),
                                                 24(b), 24(c), 24(d), 24(e) and 24(f), respectively, and
                                                 incorporated herein by reference.)

                                      -   (b)    Power of Attorney for GEORGIA.

                        Exhibits 27   -   Financial Data Schedule
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

                 (b) Reports on Form 8-K.


                        ALABAMA filed a Current Report on Form 8-K
                         dated May 19, 1999:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   A. W. Dahlberg
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   W. L. Westbrook
          Financial Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                        Date:  August 12, 1999

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

                                                         Date:  August 12, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Thomas A. Fanning
          Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                         Date:  August 12, 1999

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


                                                        Date:  August 12, 1999

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


                                                        Date:  August 12, 1999

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

                                                      Date:  August 12, 1999