Form 10-Q
period 1999-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1999-11-15
CIK 92122, 3153, 41091, 44545, 66904, 86940


=========================================================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

Commission                           Registrant, State of Incorporation,                    I.R.S. Employer
File Number                          Address and Telephone Number                           Identification No.
------------                         -----------------------------------                    ------------------
1-3526                               The Southern Company                                   58-0690070
                                     (a Delaware Corporation)
                                     270 Peachtree Street, N.W.
                                     Atlanta, Georgia 30303
                                     (404) 506-5000

1-3164                               Alabama Power Company                                  63-0004250
                                     (An Alabama Corporation)
                                     600 North 18th Street
                                     Birmingham, Alabama 35291
                                     (205) 257-1000

1-6468                               Georgia Power Company                                  58-0257110
                                     (A Georgia Corporation)
                                     241 Ralph McGill Boulevard, N.E.
                                     Atlanta, Georgia 30308
                                     (404) 506-6526

0-2429                               Gulf Power Company                                     59-0276810
                                     (A Maine Corporation)
                                     One Energy Place
                                     Pensacola, Florida 32520
                                     (850) 444-6111

0-6849                               Mississippi Power Company                              64-0205820
                                     (A Mississippi Corporation)
                                     2992 West Beach
                                     Gulfport, Mississippi 39501
                                     (228) 864-1211

1-5072                               Savannah Electric and Power Company                    58-0418070
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

                                               Description of                     Shares Outstanding
Registrant                                     Common Stock                       at October 31, 1999
----------                                     ------------                       -------------------
The Southern Company                           Par Value $5 Per Share                  673,093,100
Alabama Power Company                          Par Value $40 Per Share                   5,608,955
Georgia Power Company                          No Par Value                              7,761,500
Gulf Power Company                             No Par Value                                992,717
Mississippi Power Company                      Without Par Value                         1,121,000
Savannah Electric and Power Company            Par Value $5 Per Share                   10,844,635

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


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1999

                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           22
                Condensed Statements of Cash Flows.................................................................           23
                Condensed Balance Sheets...........................................................................           24
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           26
                Exhibit 1 - Report of Independent Public Accountants...............................................           30
             Georgia Power Company
                Condensed Statements of Income.....................................................................           32
                Condensed Statements of Cash Flows.................................................................           33
                Condensed Balance Sheets...........................................................................           34
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           36
                Exhibit 1 - Report of Independent Public Accountants...............................................           41
             Gulf Power Company
                Condensed Statements of Income.....................................................................           43
                Condensed Statements of Cash Flows.................................................................           44
                Condensed Balance Sheets...........................................................................           45
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           47
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           52
                Condensed Statements of Cash Flows.................................................................           53
                Condensed Balance Sheets...........................................................................           54
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           56
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           61
                Condensed Statements of Cash Flows.................................................................           62
                Condensed Balance Sheets...........................................................................           63
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           65
             Notes to the Condensed Financial Statements...........................................................           68

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           69
                                               PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           74

Item 2.  Changes in Securities..................................................................................... Inapplicable

Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable

Item 5.  Other Information......................................................................................... Inapplicable

Item 6.  Exhibits and Reports on Form 8-K..........................................................................           74

         Signatures ...............................................................................................           76

                                       3


                                   DEFINITIONS
TERM                                             MEANING
affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia Limited
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1998
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc.
                                                 including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SOUTHERN system.............................     SOUTHERN, affiliates, Southern Energy, and other subsidiaries
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority

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

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                For the Three Months              For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                           -------------------------------   ------------------------------
                                                               1999             1998             1999            1998
                                                          --------------  ---------------   --------------  --------------

OPERATING REVENUES                                            $3,736,649       $3,456,785       $8,969,294      $8,865,043
                                                          --------------  ---------------   --------------  --------------
OPERATING EXPENSES:
Operation--
  Fuel                                                           893,394          738,223        2,062,750       1,829,055
  Purchased power                                                350,731          329,493          869,309         940,470
  Other                                                          623,259          539,234        1,628,892       1,532,917
Maintenance                                                      195,224          207,988          650,455         642,657
Depreciation and amortization                                    335,731          426,489          975,975       1,192,775
Taxes other than income taxes                                    159,199          148,614          450,521         439,105
Income taxes                                                     331,802          315,510          600,305         609,502
Write down of investment in Mobile Energy                         68,999                -           68,999               -
                                                          --------------  ---------------   --------------  --------------
Total operating charges                                       2,958,339        2,705,551        7,307,206       7,186,481
                                                           --------------  ---------------   --------------  --------------
OPERATING INCOME                                                 778,310          751,234        1,662,088       1,678,562
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated subsidiaries                  7,926           32,012          150,849          77,148
Interest income                                                   45,910           44,420          115,538         195,833
Gains on asset sales                                             283,507              185          292,891          49,623
Other, net                                                        (7,679)         (26,175)          20,603         (73,831)
Income taxes applicable to other income                          (71,637)          25,192          (80,491)         26,114
                                                          --------------  ---------------   --------------  --------------
INCOME BEFORE INTEREST CHARGES                                 1,036,337          826,868        2,161,478       1,953,449
                                                          --------------  ---------------   --------------  --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                       164,769          179,428          495,477         532,177
Interest on notes payable                                         53,648           24,391          125,163          85,827
Amortization of debt discount, premium and expense, net           10,159           16,356           29,170          56,828
Other interest charges                                            22,350           18,459           51,603          64,467
Minority interests in subsidiaries' income                       118,518           27,280          154,702          56,990
Distributions on capital and preferred
  securities of subsidiary companies                              46,248           38,953          136,196         109,619
Preferred dividends of subsidiary companies                        5,462            5,972           15,683          19,037
                                                          --------------  ---------------   --------------  --------------
Interest charges and other, net                                  421,154          310,839        1,007,994         924,945
                                                          --------------  ---------------   --------------  --------------

CONSOLIDATED NET INCOME                                        $ 615,183        $ 516,029       $1,153,484      $1,028,504
                                                          ==============  ===============   ==============  ==============


AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                          678,472          697,797          690,155         696,836

BASIC AND DILUTED EARNINGS
   PER SHARE OF COMMON STOCK                                       $0.90            $0.74            $1.67           $1.48

CASH DIVIDENDS PAID PER SHARE                                     $0.335           $0.335           $1.005          $1.005
   OF COMMON STOCK



               The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (Stated in Thousands of Dollars)
                                                                                                    For the Nine Months
                                                                                              Ended September 30,
                                                                                       ----------------------------------
                                                                                           1999                1998
                                                                                       --------------     ---------------

OPERATING ACTIVITIES:
Consolidated net income                                                                        $1,153,484          $1,028,504
Adjustments to reconcile net income to net cash provided by
  operating activities--
     Depreciation and amortization                                                              1,048,897           1,350,767
     Deferred income taxes and investment tax credits                                             155,668             (41,190)
     Write down of investment in Mobile Energy                                                     68,999                   -
     Gain on asset sales                                                                         (292,298)            (32,597)
     Equity in earnings of unconsolidated subsidiaries                                           (150,849)            (77,148)
     Other, net                                                                                   148,143             108,328
     Changes in certain current assets and liabilities
        excluding effects from acquisitions --
            Receivables, net                                                                     (441,995)           (336,406)
            Special deposits-other                                                                (11,078)              4,248
            Fossil fuel stock                                                                      21,311               3,879
            Materials and supplies                                                                 (8,085)             19,470
            Prepayments                                                                           (17,805)            (27,507)
            Accounts payable                                                                     (296,786)           (210,481)
            Taxes accrued                                                                         329,333             272,111
            Other                                                                                 232,630             (34,734)
                                                                                           --------------     ---------------
Net cash provided from operating activities                                                     1,939,569           2,027,244
                                                                                           --------------     ---------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (1,695,779)         (1,374,245)
Southern Energy business acquisitions, net of cash acquired                                    (1,472,217)           (235,157)
Sales of property                                                                                 286,554             189,142
Other                                                                                             (71,979)             14,910
                                                                                           --------------     ---------------
Net cash used for investing activities                                                         (2,953,421)         (1,405,350)
                                                                                           --------------     ---------------
FINANCING ACTIVITIES:
Proceeds--
   Common stock                                                                                    23,793             168,491
   Capital and preferred securities                                                               250,000             245,000
   Pollution control obligations                                                                  339,650             210,300
   Other long-term debt                                                                         1,742,128           1,773,488
   Notes receivable                                                                               228,000             240,792
Retirements/repurchases--
   Common stock repurchased                                                                      (648,764)            (60,307)
   Preferred stock                                                                                (85,980)            (49,432)
   First mortgage bonds                                                                          (889,800)           (774,845)
   Pollution control obligations                                                                 (337,650)           (209,780)
   Other long-term debt                                                                          (416,809)           (215,699)
   Notes receivable                                                                               (82,354)            (89,679)
Special deposits-redemption funds                                                                    (129)                 (5)
Notes payable, net                                                                              1,569,554            (801,777)
Payment of common stock dividends                                                                (696,014)           (699,835)
Miscellaneous                                                                                     (85,505)           (101,133)
                                                                                           --------------     ---------------
Net cash provided from (used for) financing activities                                            910,120            (364,421)
                                                                                           --------------     ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (103,732)            257,473
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  871,353             600,820
                                                                                           ==============     ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $767,621            $858,293
                                                                                           ==============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                          $764,750            $814,573
   Income taxes                                                                                  $311,336            $534,502
Southern Energy business acquisitions--
   Fair value of assets acquired                                                               $1,505,042            $199,526
   Less cash paid for common stock                                                              1,472,217             199,526
                                                                                           ==============     ===============
     Liabilities assumed                                                                          $32,825                   -
                                                                                           ==============     ===============



            The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                        At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
UTILITY PLANT:
Plant in service                                                                           $36,520,022          $35,185,013
Less accumulated provision for depreciation                                                 13,857,102           13,239,140
                                                                                      ----------------     ----------------
                                                                                            22,662,920           21,945,873
Nuclear fuel, at amortized cost                                                                214,452              216,744
Construction work in progress                                                                2,384,733            1,782,482
                                                                                      ----------------     ----------------
Total                                                                                       25,262,105           23,945,099
                                                                                      ----------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Equity investments in unconsolidated subsidiaries                                            1,497,706            1,548,951
Property rights, net of accumulated amortization
  of $200,916 at September 30, 1999 and $169,339 at December 31, 1998                        1,191,503            1,184,734
Goodwill, net of accumulated amortization
  of $144,192 at September 30, 1999 and $105,755 at December 31, 1998                        1,944,700            1,949,213
Other Intangibles, net of accumulated amortization
  of $12,740 at September 30, 1999 and $791 at December 31, 1998                               596,752              308,009
Nuclear decommissioning trusts                                                                 585,764              516,719
Miscellaneous                                                                                  702,413              643,280
                                                                                      ----------------     ----------------
Total                                                                                        6,518,838            6,150,906
                                                                                      ----------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      767,621              871,353
Special deposits                                                                                71,638               86,592
Receivables, less accumulated provisions for uncollectible accounts
  of $88,619 at September 30, 1999 and $112,511 at December 31, 1998                         2,065,379            1,797,913
Fossil fuel stock, at average cost                                                             296,398              251,974
Materials and supplies, at average cost                                                        552,971              515,715
Prepayments                                                                                    134,091              101,843
Vacation pay deferred                                                                           79,949               80,752
                                                                                      ----------------     ----------------
Total                                                                                        3,968,047            3,706,142
                                                                                      ----------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                     1,009,662            1,035,724
Prepaid pension costs                                                                          566,935              489,572
Debt expense, being amortized                                                                  132,194              129,257
Premium on reacquired debt, being amortized                                                    305,023              294,055
Miscellaneous                                                                                  461,795              440,754
                                                                                      ----------------     ----------------
Total                                                                                        2,475,609            2,389,362
                                                                                      ----------------     ----------------

TOTAL ASSETS                                                                               $38,224,599          $36,191,509
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


                                       THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)             1998
                                                                                       ----------------     ----------------
CAPITALIZATION:
Common stock, par value $5 per share --
Authorized -- 1 billion shares
Issued   -- September 30, 1999:  700,618,730 shares;
         -- December 31, 1998:  699,772,723 shares                                          $3,503,094           $3,498,864
Paid-in capital                                                                              2,480,060            2,462,116
Treasury, at cost -- September 30, 1999:  25,959,448 shares;
                  -- December 31, 1998:  2,025,536 shares                                     (705,554)             (57,863)
Retained earnings                                                                            4,335,584            3,878,332
Accumulated other comprehensive income                                                         (87,459)              15,400
                                                                                      ----------------     ----------------
                                                                                             9,525,725            9,796,849
Preferred stock of subsidiaries                                                                368,760              369,084
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                                             2,428,595            2,179,440
Long-term debt                                                                              11,509,697           10,471,692
                                                                                      ----------------     ----------------
Total                                                                                       23,832,777           22,817,065
                                                                                      ----------------     ----------------

CURRENT LIABILITIES:
Amount of securities due within one year                                                       495,079            1,525,596
Notes payable                                                                                3,366,513            1,827,808
Accounts payable                                                                               706,915            1,026,869
Customer deposits                                                                              130,774              125,078
Taxes accrued--
  Income taxes                                                                                 348,517               49,923
  Other                                                                                        335,829              299,051
Interest accrued                                                                               224,926              233,355
Vacation pay accrued                                                                            78,398              111,611
Miscellaneous                                                                                  765,352              542,836
                                                                                      ----------------     ----------------
Total                                                                                        6,452,303            5,742,127
                                                                                      ----------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            4,531,001            4,480,970
Deferred credits related to income taxes                                                       678,615              714,665
Accumulated deferred investment tax credits                                                    700,913              723,393
Employee benefits provisions                                                                   523,973              473,734
Minority interests in subsidiaries                                                             709,106              535,145
Prepaid capacity revenues                                                                       84,259               96,080
Department of Energy assessments                                                                64,191               64,191
Disallowed Plant Vogtle capacity buyback costs                                                  53,315               54,458
Storm damage reserves                                                                           26,752               23,980
Miscellaneous                                                                                  567,394              465,701
                                                                                      ----------------     ----------------
Total                                                                                        7,939,519            7,632,317
                                                                                      ----------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $38,224,599          $36,191,509
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



                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                                 (Stated in Thousands of Dollars)

                                                             For the Three Months              For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                         ------------------------------   ------------------------------
                                                             1999            1998             1999            1998
                                                          --------------  --------------   --------------  --------------


Consolidated net income                                       $615,183        $516,029       $1,153,484      $1,028,504
Other comprehensive income:
Foreign currency translation adjustments                        19,746          21,069         (158,245)         24,067
Less applicable income taxes                                     6,911           7,374          (55,386)          8,423
                                                        --------------  --------------   --------------  --------------
CONSOLIDATED COMPREHENSIVE INCOME                             $628,018        $529,724       $1,050,625      $1,044,148
                                                        ==============  ==============   ==============  ==============


                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                 (Stated in Thousands of Dollars)


                                                                      At September 30,                  At December 31,
                                                                         1999                             1998
                                                                     ----------------                 --------------
                                                                      (Unaudited)
Balance at beginning of period                                            $ 15,400                          $ 7,176
Change in current period                                                  (102,859)                           8,224
                                                                     --------------                   --------------
BALANCE AT END OF PERIOD                                                  $(87,459)                         $15,400
                                                                     ==============                   ==============


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998

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

Earnings

SOUTHERN's consolidated net income for the third quarter and year-to-date 1999 was $615 million ($0.90 per share) and $1.153 billion ($1.67 per share), respectively, compared to $516 million ($0.74 per share) and $1.029 billion ($1.48 per share) for the corresponding periods of 1998. Earnings for the traditional business during the quarter were up $69.6 million or 14% primarily due to increased revenues and lower operating expenses. Year-to-date earnings for the traditional business were up $46.5 million or 4.9% due mainly to lower operating expenses, primarily lower depreciation charges. For the non-traditional business, during the quarter and year-to-date, earnings were up $35.8 million and $102.4 million, respectively, due mainly to growing profitability from its Asian business units and its investments in power-generation businesses in New England, California and New York. In the third quarter 1999, Southern Energy recorded several one-time items: a $78 million after-tax gain on the sale of its share of SWEB's supply business (the distribution business is now named Western Power Distribution), a $16 million after-tax charge at Bewag for costs related to early retirement and severance packages and a $69 million after-tax write down of SOUTHERN's investment in Mobile Energy. These items are recorded in Gain on asset sales, Equity in earnings of unconsolidated subsidiaries, and Write down of investment in Mobile Energy, respectively, on SOUTHERN's Condensed Consolidated Statements of Income.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)         %
Operating revenues...............................         $279,864            8.1         $104,251             1.2
Fuel expense.....................................          155,171           21.0          233,695            12.8
Purchased power expense..........................           21,238            6.4          (71,161)           (7.6)
Other operation expense..........................           84,025           15.6           95,975             6.3
Depreciation and amortization expense............          (90,758)         (21.3)        (216,800)          (18.2)
Write down of investment in
   Mobile Energy.................................           68,999            -             68,999             -
Equity in earnings of unconsolidated
   subsidiaries..................................          (24,086)         (75.2)          73,701            95.5
Interest income..................................            1,490            3.4          (80,295)          (41.0)


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                     Increase (Decrease) (Continued)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Gain on asset sales..............................          283,322            N/M          243,268           490.2
Income taxes applicable to other income..........          (96,829)        (384.4)        (106,605)         (408.2)
Interest on notes payable........................           29,257          119.9           39,336           45.8
Amortization of debt discount, premium and
   expense, net..................................           (6,197)         (37.9)         (27,658)         (48.7)
Other interest charges...........................            3,891           21.1          (12,864)         (20.0)
Minority interests in subsidiaries' income.......           91,238          334.5           97,712          171.5


N/M - Not meaningful

     Operating revenues. For the traditional business, operating revenues increased by $14.5 million or 0.5% for the quarter and decreased by $245.8 million or 3.3% year-to-date. Quarterly revenues for the traditional business were positively impacted by a 4.5% increase in retail energy sales and growth in the number of customers. However, revenues for the current quarter and year-to-date continue to be significantly affected by the retail rate reductions ordered by the Georgia PSC. Operating revenues for Southern Energy were up for the third quarter and year-to-date by $252.3 million or 58.1% and $324.6 million or 23.4%, respectively. Southern Energy's revenues were up due mainly to results from its recent investments in power-generation businesses in New England, California and New York and were partially offset by decreased revenues from SWEB and the deconsolidation of Mobile Energy. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before. See Note (N) in the "Notes to the Condensed Financial Statements" herein for further information regarding Mobile Energy. Reference is also made to Item 1 - BUSINESS - "Non-Traditional Business" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Fuel expense. This expense increased for the third quarter and year-to-date 1999 due primarily to Southern Energy's acquisitions of power-generating businesses in New England, California and New York.

     Purchased power expense. The third quarter increase is attributed primarily to the traditional business where the demand for energy increased due to hot weather and growth in the number of customers. The year-to-date decrease is primarily attributed to Southern Energy, which recorded a decrease of $65.6 million or 11.0% mainly due to a decrease in purchased power at SWEB due to volume reductions.

     Other operation expense. Third quarter and year-to-date increases are mainly due to increased administrative and general expenses resulting from Southern Energy's acquisitions since the corresponding periods of 1998 and an increase in the bad debt expense reserve at CEPA.

     Depreciation and amortization expense. Third quarter and year-to-date 1999 decreases when compared to the corresponding periods in 1998 are principally attributed to higher depreciation charges recognized in 1998 under the prior accounting order and the completion in 1998 of the amortization of deferred Plant Vogtle costs.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Write down of investment in Mobile Energy. During this third quarter of 1999, SOUTHERN wrote down its investment in Mobile Energy due primarily to recent settlement discussions with Kimberly-Clark Corporation and the bondholders. For additional information, see Note (N) in the "Notes to the Condensed Financial Statements" herein.

     Equity in earnings of unconsolidated subsidiaries. The decrease for the third quarter is due, in large part, to Bewag's provision for costs associated with early retirement and severance packages. The year-to-date increase in this item reflects the $54 million settlement of Southern Energy's claims against a contractor relating to the Shajiao C construction project and the improvement in profitability of the Shajiao C operations. The amount of the settlement of contractor claims was partially offset by other related expenses included in other income accounts and other operation expenses.

     Interest income. The year-to-date decrease is directly related to the 1998 settlement of tax issues between SOUTHERN and the Internal Revenue Service.

     Gain on asset sales. The third quarter and year-to-date increases are primarily due to SWEB's sale of its supply business. Southern Energy's portion of the total gain was $78 million, after taxes. For additional information, see "Future Earnings Potential" herein.

     Income taxes applicable to other income. The third quarter and year-to-date increases are mainly attributed to Southern Energy as a result of income taxes related to the sale of SWEB's supply business.

     Interest on notes payable. The third quarter and year-to-date 1999 increases are attributed to increased borrowings related to Southern Energy's acquisitions in California, New England and New York, repurchases of SOUTHERN's common stock and other working capital needs. For additional information on the stock repurchase programs, see Note (O) in the "Notes to the Condensed Financial Statements" herein.

     Amortization of debt discount, premium and expense, net. These decreases are related to accelerated amortization charges recognized in 1998 for premiums incurred to refinance high-cost debt.

     Other interest charges. These charges decreased year-to-date 1999 when compared to the same period in 1998 due to the recognition in 1998 of increased interest related to tax issues between SOUTHERN and the Internal Revenue Service which were settled during 1998.

     Minority interests in subsidiaries' income. The third quarter and year-to-date increases in this item primarily represent PP&L Resources' minority interest in the gain on the sale of SWEB's supply business.


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

     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     In April 1999, SOUTHERN, through its subsidiary Southern Energy, completed the purchase of 3,065 megawatts of generating assets in California from Pacific Gas & Electric for approximately $801 million.

     In June 1999, SOUTHERN, through its subsidiary Southern Energy, completed its $484 million acquisition of 1,776 megawatts of generating capacity from Orange and Rockland Utilities, Inc. and Consolidated Edison Company of New York. Also, in June 1999, Southern Energy announced that SWEB had signed an agreement to sell its supply business to London Electricity plc for $256 million or (pound)160 million and the assumption of certain liabilities. Further, Southern Energy acquired a 9.99% interest in Shandong International Power Development Company Limited for $104 million. On September 30, 1999, the sale of SWEB's supply business to London Electricity plc was completed and the distribution business was renamed Western Power Distribution as the SWEB name was transferred to London Electricity plc.

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

     Reference is made to Notes (B) through (D), (F), (H) through (L), (N) and
(O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

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

     For the traditional business, SOUTHERN completed the activities contained in its work plan by function as follows:

                                                          Work Plan
                             -----------------------------------------------------------------
                                                                Remediation        Completion
                             Inventory        Assessment        and Testing           Date
                             -----------------------------------------------------------------
Generation                       100%             100%              100%               6/99
Energy Management                100              100               100                6/99
Transmission and
   Distribution                  100              100               100                1/99
Telecommunications               100              100               100                6/99
Corporate Applications           100              100               100                3/99
---------------------------------------------------------------------------------------------

                                       15

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     For the non-traditional business, Southern Energy has adopted a three-phase plan to address the Year 2000 challenge at its North American and international business units in which they have management control. The first phase consisted of awareness and planning, inventory and assessment, and it included the identification of potentially impacted systems and an assessment of their individual Year 2000 readiness. The second phase, which includes testing, remediation, and validation, consists of modification or replacement of impacted equipment, and verification that those modifications have addressed the issue. Contingency planning is the third phase, and it includes backup plans for unexpected events with critical systems, staffing plans for critical date rollovers, and plans to address external dependencies. Business units are using Year 2000 readiness information received from suppliers, including fuel suppliers, to determine if inventory adjustments are needed for the transition period.

     The following three tables summarize the status of progress of Southern Energy's North American and international business units as of September 30, 1999.


North American Business Units:

Phase                                              Status              Completion Date
-----------------------------------------------------------------------------------------------
Awareness and planning, inventory and              Complete            November 30, 1998
assessment
Testing, remediation, and validation               Complete            June 30, 1999
Contingency planning                               Complete            June 30, 1999
-----------------------------------------------------------------------------------------------

International Business Units where Southern Energy has management control:

Phase                                             Status              Completion Date
-----------------------------------------------------------------------------------------------
Awareness and planning, inventory and
assessment                                        Complete            February 22, 1999
Testing, remediation, and validation              Complete            September 30, 1999
Contingency planning                              Complete            August 31, 1999
-----------------------------------------------------------------------------------------------

Other International Business Units:

Phase                                             Status              Projected Completion
-----------------------------------------------------------------------------------------------
Awareness and planning, inventory and
assessment                                        Complete            May 31, 1999
Testing, remediation, and validation              In progress         November 30, 1999
Contingency planning                              In progress         November 15, 1999
-----------------------------------------------------------------------------------------------

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Year 2000 Costs

For the traditional business, current budgeted costs for Year 2000 readiness are approximately $91 million, which includes $6 million of cost billed to non-affiliated companies. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through September 30, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $82 million based on SOUTHERN's ownership interest. In addition to the traditional business costs, current projections for Year 2000 program costs are approximately $20 million for the non-traditional business - based on SOUTHERN's ownership interest - of which $16 million has been spent through September 30, 1999.

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

     SOUTHERN expects the risks associated with Year 2000 transition to be no more severe than the scenarios that its electric system is routinely prepared to handle. The most likely worst case scenario consists of the service loss of one of the largest generating units and/or the service loss of any single bulk transmission element in its traditional business service territory. There is a smaller risk of sporadic and temporary fluctuations of power levels that would be aggravated in the event of rapid and unscheduled changes to load patterns that resulted from the activity of third parties. SOUTHERN has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices is complete.

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Contingency Plans

Because of experience with hurricanes and other storms, the traditional business is skilled at developing and using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, SOUTHERN has drawn on that experience to make risk assessments and develop additional plans to deal specifically with Year 2000 challenges. SOUTHERN is identifying critical operational locations, and scheduling key employees to be on duty at those locations during the Year 2000 transition. SOUTHERN has already participated in two successful North American Electric Reliability Council-coordinated national drills during 1999, and plans to conduct additional drills. These drills focus on SOUTHERN's ability to maintain critical voice and data exchange during partial loss of primary voice and data communications systems. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur within the traditional business service territory isolated and short in duration, similar to service loss during a storm.

     Contingency planning efforts for the non-traditional business are complete for North American assets and are near completion for international assets. These contingency plans are being developed by utilizing consistent formats and guidelines.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 1999 included $1.7 billion used for gross property additions to utility plant, $1.5 billion used for Southern Energy acquisitions and $649 million used for common stock repurchases. The funds for these additions and other capital requirements were from operations, sales of senior securities and short-term borrowings. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

     Reference is made to the SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income. During the first nine months, Southern Energy recognized $103 million of after-tax foreign exchange translation losses in other comprehensive income which were principally related to shifts in exchange rates between the U.S. dollar and the pound sterling and the Deutschemark, and to the 50% devaluation of the Brazilian Real.

Financing Activities

During the first nine months of 1999, retirements and redemptions of the operating companies' first mortgage bonds and preferred stock totaled $1.2 billion and $86 million, respectively. In February 1999, Alabama Power Capital Trust III, a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. Also, in February 1999, Georgia Power

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. Additionally, in March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In May 1999, ALABAMA issued $200 million of 6.75% senior notes due June 30, 2039. The proceeds were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes. Also, in May 1999, GEORGIA sold, through public authorities, $53 million of 5.45% pollution control revenue bonds due May 1, 2034; $85 million of 5.40% pollution control revenue bonds due May 1, 2034; and $100 million of 5.25% pollution control revenue bonds due May 1, 2034. The proceeds of these sales were used to redeem $50 million aggregate principal amount of 6.35% pollution control revenue bonds in June 1999; $125 million aggregate principal amount of 6.60% pollution control revenue bonds in July 1999; and $60 million aggregate principal amount of 6 3/8% pollution control revenue bonds in August 1999. In June 1999, ALABAMA sold, through public authorities, $101.6 million aggregate principal amount of variable rate pollution control revenue refunding bonds due June 1, 2022. The proceeds from the sale were applied to the full redemption of the Series 1994 6 1/2% pollution control revenue refunding bonds in September 1999.

     In July 1999, Southern Energy issued $700 million aggregate principal amount of senior notes which consisted of $200 million of 7.40% senior notes due 2004 and $500 million of 7.90% senior notes due 2009. Proceeds received from the sales of these notes are being used for general corporate purposes, including repayment of short-term debt.

     In August and September 1999, ALABAMA issued $250 million of 7.125% senior notes due August 15, 2004 and issued $200 million of 7 1/8% senior notes due October 1, 2007. The proceeds of both issuances were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes. Also in August 1999, GULF issued $50 million of 7.05% senior notes due August 15, 2004. The proceeds were used to repay a portion of its outstanding short-term indebtedness.

     Reference is made to Note (O) in the "Notes to the Condensed Financial Statements" herein for discussion of programs to repurchase SOUTHERN's common stock. As reflected in SOUTHERN's Condensed Consolidated Statements of Cash Flows herein, for the first nine months of 1999, SOUTHERN has spent approximately $649 million in connection with such repurchases.

     During the first nine months of 1999, SOUTHERN raised approximately $24 million from the issuance of 887 thousand shares of common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at September 30, 1999 was $25.75 per share and the book value was $14.12 per share, representing a market-to-book ratio of 182%, compared to $29.0625, $14.04 and 207%, respectively, at the end of 1998. The dividend for the third quarter of 1999 was $0.335 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $495 million will be required by September 30, 2000, for redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1999, approximately $768 million of cash and cash equivalents and approximately $5.8 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. At September 30, 1999, the system companies had outstanding approximately $1.0 billion of short-term notes payable and $2.4 billion of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY


                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months               For the Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                 ---------------------------------   -------------------------------
                                                                      1999              1998             1999             1998
                                                                  ---------------   ---------------   --------------  --------------

OPERATING REVENUES:
Revenues                                                            $ 1,101,783       $ 1,044,460       $2,569,439       $2,569,085
Revenues from affiliates                                                 14,192            13,528           83,476           69,123
                                                                ---------------   ---------------   --------------  ---------------
Total operating revenues                                              1,115,975         1,057,988        2,652,915        2,638,208
                                                                ---------------   ---------------   --------------  ---------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                  256,249           262,473          656,083          671,118
  Purchased power from non-affiliates                                    53,476            39,191           79,051           81,876
  Purchased power from affiliates                                        82,404            66,021          145,922          128,270
  Other                                                                 139,956           138,141          392,454          378,396
Maintenance                                                              59,922            80,053          205,735          230,389
Depreciation and amortization                                            86,286            84,256          261,102          256,636
Taxes other than income taxes                                            50,153            45,544          153,815          141,104
Federal and state income taxes                                          121,771           100,246          216,351          198,899
                                                                ---------------   ---------------   --------------  ---------------
Total operating expenses                                                850,217           815,925        2,110,513        2,086,688
                                                                ---------------   ---------------   --------------  ---------------
OPERATING INCOME                                                        265,758           242,063          542,402          551,520
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       2,989             1,414            7,422            2,309
Equity in earnings of subsidiaries                                          589               967            2,066            4,372
Interest income                                                          21,215            17,209           44,983           55,707
Other, net                                                              (10,928)          (10,145)         (23,660)         (27,152)
Income taxes applicable to other income                                   1,499             5,600            2,735            3,284
                                                                ---------------   ---------------   --------------  ---------------
INCOME BEFORE INTEREST CHARGES AND OTHER                                281,122           257,108          575,948          590,040
                                                                 ---------------   ---------------   --------------  ---------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               48,260            48,524          139,286          140,955
Allowance for debt funds used during construction                        (3,591)           (1,298)          (8,924)          (2,850)
Interest on interim obligations                                           3,348             3,177            8,908           10,524
Amortization of debt discount, premium and expense, net                   2,816            10,143            8,306           40,024
Other interest charges                                                   18,487            13,736           40,698           39,971
Distributions on preferred securities of subsidiary companies             6,253             5,588           18,286           16,765
                                                                ---------------   ---------------   --------------  ---------------
Interest charges and other, net                                          75,573            79,870          206,560          245,389
                                                                ---------------   ---------------   --------------  ---------------
NET INCOME                                                              205,549           177,238          369,388          344,651
DIVIDENDS ON PREFERRED STOCK                                              4,728             3,280           12,455            9,902
                                                                ---------------   ---------------   --------------  ---------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                       $200,821          $173,958        $ 356,933        $ 334,749
                                                                ===============   ===============   ==============  ===============




                   The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                   ALABAMA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------

OPERATING ACTIVITIES:
Net income                                                                                       $ 369,388         $ 344,651
       Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization                                                               306,408           332,663
       Deferred income taxes and investment tax credits, net                                        57,901            21,431
       Allowance for equity funds used during construction                                          (7,422)           (2,309)
       Other, net                                                                                   32,075            (2,592)
       Changes in certain current assets and liabilities--
          Receivables, net                                                                         (51,759)          (38,485)
          Inventories                                                                              (11,334)            1,972
          Prepayments                                                                              (11,731)           (5,973)
          Payables                                                                                 (69,441)          (59,857)
          Taxes accrued                                                                             59,374            70,046
          Energy cost recovery, retail                                                             (83,174)          (75,508)
          Other                                                                                    (13,876)          (39,553)
                                                                                             -------------     -------------
Net cash provided from operating activities                                                        576,409           546,486
                                                                                             -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (563,946)         (420,660)
Other                                                                                              (44,503)          (19,822)
                                                                                             -------------     -------------
Net cash used for investing activities                                                            (608,449)         (440,482)
                                                                                             -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
   Capital contributions                                                                                 -            30,000
   Company obligated mandatorily redeemable preferred securities                                    50,000                 -
   Preferred stock                                                                                       -           200,000
   Pollution control bonds                                                                         101,650           106,790
   Other long-term debt                                                                            650,000           815,000
Retirements--
   Preferred stock                                                                                 (50,000)                -
   Pollution control bonds                                                                        (102,650)         (106,790)
   First mortgage bonds                                                                           (470,000)         (396,500)
   Other long-term debt                                                                             (1,807)             (753)
Interim obligations, net                                                                            88,421          (214,873)
Payment of preferred stock dividends                                                               (11,921)          (10,053)
Payment of common stock dividends                                                                 (296,100)         (271,700)
Miscellaneous                                                                                      (15,425)          (49,919)
                                                                                             -------------     -------------
Net cash provided from (used for) financing activities                                             (57,832)          101,202
                                                                                             -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (89,872)          207,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   134,248            23,957
                                                                                             =============     =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 44,376         $ 231,163
                                                                                             =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                           $167,163          $188,933
   Income taxes                                                                                     94,202           155,010



            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                        At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
UTILITY PLANT:
Plant in service, at original cost                                                        $11,595,364          $11,352,838
Less accumulated provision for depreciation                                                 4,859,121            4,666,513
                                                                                      ---------------     ----------------
                                                                                            6,736,243            6,686,325
Nuclear fuel, at amortized cost                                                                95,483               95,575
Construction work in progress                                                                 714,510              525,359
                                                                                      ---------------     ----------------
Total                                                                                       7,546,236            7,307,259
                                                                                      ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Equity investments in subsidiaries                                                             34,208               34,298
Nuclear decommissioning trusts, at market                                                     264,109              232,183
Miscellaneous                                                                                  12,119               12,915
                                                                                      ---------------     ----------------
Total                                                                                         310,436              279,396
                                                                                      ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      44,376              134,248
Receivables --
   Customer accounts receivable                                                               512,395              343,630
   Other accounts and notes receivable                                                         43,600               32,394
   Affiliated companies                                                                        50,664               39,981
   Accumulated provision for uncollectible accounts                                            (5,459)              (1,855)
Refundable income taxes                                                                             -               52,117
Fossil fuel stock, at average cost                                                             79,257               83,238
Materials and supplies, at average cost                                                       164,984              149,669
Prepayments                                                                                    28,891               17,160
Vacation pay deferred                                                                          28,390               28,390
                                                                                      ---------------     ----------------
Total                                                                                         947,098              878,972
                                                                                      ---------------     ----------------


DEFERRED CHARGES AND OTHER ASSETS:
Deferred charges related to income taxes                                                      350,071              362,953
Debt expense, being amortized                                                                   9,303                8,602
Premium on reacquired debt, being amortized                                                    85,919               83,440
Prepaid pension costs                                                                         202,827              169,393
Department of Energy assessments                                                               31,088               31,088
Miscellaneous                                                                                 102,516              104,595
                                                                                      ---------------     ----------------
Total                                                                                         781,724              760,071
                                                                                      ---------------     ----------------

TOTAL ASSETS                                                                               $9,585,494           $9,225,698
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


                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                                         At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (par value $40 per share) --
   authorized 6,000,000 shares; outstanding 5,608,955 shares                                $ 224,358            $ 224,358
Paid-in capital                                                                             1,334,645            1,334,645
Premium on preferred stock                                                                         99                   99
Retained earnings                                                                           1,285,865            1,224,965
                                                                                      ---------------     ----------------
                                                                                            2,844,967            2,784,067
Preferred stock                                                                               317,512              317,512
Company obligated mandatorily redeemable preferred securities of
   subsidiary trusts holding Company Junior Subordinated Notes                                347,000              297,000
Long-term debt                                                                              3,190,069            2,646,566
                                                                                      ---------------     ----------------
Total                                                                                       6,699,548            6,045,145
                                                                                      ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               50,000
Long-term debt due within one year                                                            100,976              471,209
Commercial paper                                                                               88,421                    -
Accounts payable --
   Affiliated companies                                                                        99,011               79,844
   Other                                                                                       97,056              188,074
Customer deposits                                                                              30,844               29,235
Taxes accrued--
   Federal and state income                                                                   101,996               82,219
   Other                                                                                       67,536               17,559
Interest and distributions accrued                                                             30,561               38,166
Vacation pay accrued                                                                           28,390               28,390
Miscellaneous                                                                                  71,680               79,095
                                                                                      ---------------     ----------------
Total                                                                                         716,471            1,063,791
                                                                                      ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           1,253,364            1,202,971
Accumulated deferred investment tax credits                                                   263,177              271,611
Prepaid capacity revenues, net                                                                 84,259               96,080
Department of Energy assessments                                                               27,202               27,202
Deferred credits related to income taxes                                                      299,979              315,735
Natural disaster reserve                                                                       18,177               19,385
Miscellaneous                                                                                 223,317              183,778
                                                                                      ---------------     ----------------
Total                                                                                       2,169,475            2,116,762
                                                                                      ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $9,585,494           $9,225,698
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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 1999 was $200.8 million and $356.9 million, respectively, compared to $174.0 million and $334.7 million for the same periods of 1998. Earnings for the third quarter increased $26.9 million or 15.4% due principally to an increase in territorial sales combined with a decrease in non-fuel operation and maintenance expenses. Year-to-date 1999 earnings increased $22.2 million or 6.6% due to an increase in territorial sales combined with decreased non-fuel operation and maintenance expenses and decreased amortization of debt discount, premium and expense, net.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ---------------------------------------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................          $57,323            5.5           $  354            -
Revenues from affiliates.........................              664            4.9           14,353           20.8
Purchased power from non-affiliates..............           14,285           36.4           (2,825)          (3.5)
Purchased power from affiliates..................           16,383           24.8           17,652           13.8
Maintenance expense..............................          (20,131)         (25.1)         (24,654)         (10.7)
Taxes other than income taxes....................            4,609           10.1           12,711            9.0
Interest income..................................            4,006           23.3          (10,724)         (19.3)
Amortization of debt discount, premium and
    expense, net                                            (7,327)         (72.2)         (31,718)         (79.2)
Other interest charges...........................            4,751           34.6              727            1.8


     Revenues. Including fuel revenues, revenues were up for the third quarter 1999 but were relatively unchanged year-to-date 1999 when compared to the same periods in 1998. The primary reason for the third quarter increase in revenues was an increase in territorial energy sales. Territorial energy sales also increased year-to-date; however, the increase was substantially offset by a decrease in revenues from unit power sales attributable to lower energy revenues and a lowering of the equity return under formula rate contracts. See Note (F) in the " Notes to the Condensed Financial Statements" herein for further details. Territorial revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $33.8 million for the current quarter and $25.5 million year-to-date.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. The third quarter increase in this expense is mainly due to the increased demand for energy. These expenses were lower year-to-date 1999 when compared to the same period in 1998 due primarily to increased purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. These expenses were lower for the third quarter and year-to-date 1999 primarily due to decreased expenses during the third quarter of 1999 for maintenance of distribution lines and nuclear plant.

     Taxes other than income taxes. The increases in this item for the quarter and year-to-date are due primarily to increases in real and personal property taxes.

     Interest income. For the third quarter 1999, this item increased primarily as a result of recognized gains on investments held by the nuclear decommissioning trust. The increases in interest income related to the nuclear decommissioning trust were offset by a concurrent recognition of other interest charges in accordance with FERC requirements. The decrease for year-to-date 1999 mainly results from the recording by ALABAMA during the second quarter of 1998 of its portion of the tax settlement between SOUTHERN and the Internal Revenue Service. For additional information, see Note 3 to the financial statements of ALABAMA under the caption "Tax Litigation" in Item 8 of the Form 10-K.

     Amortization of debt discount, premium and expense, net. Third quarter and year-to-date decreases are directly related to accelerated amortization in 1998 of premiums incurred to refinance high-cost debt. For additional information, see Note 3 to the financial statements of ALABAMA under the caption "Retail Rate Adjustment Procedures" in Item 8 of the Form 10-K.

     Other interest charges. The increase in other interest charges for the third quarter is related to the nuclear decommissioning trust. These charges were offset by a concurrent recognition of interest income in accordance with FERC requirements.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, ALABAMA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     ALABAMA's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to ALABAMA's Year 2000 program, including ALABAMA's share of costs of Southern Nuclear Operating Company, are expected to be $37.0 million. From its inception through September 30, 1999, the Year 2000 program costs, recognized primarily as expense, amounted to $28.3 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

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


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 1999 included the addition of approximately $563.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1999, redemptions of first mortgage bonds and preferred stock by ALABAMA totaled $470 million and $50 million, respectively. In February 1999, Alabama Power Capital Trust III (the "Trust"), a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $50 million of its capital auction preferred securities which are guaranteed by ALABAMA. The Trust invested the proceeds in Series C junior subordinated notes. The net proceeds received by ALABAMA were used to repay a portion of ALABAMA's outstanding short-term indebtedness. See Note (G) in the " Notes to the Condensed Financial Statements" herein for additional information. In May 1999, ALABAMA issued $200 million of 6.75% senior notes due June 30, 2039. The proceeds were used to repay a portion of its outstanding short-term indebtedness and

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


for other general corporate purposes. In June 1999, ALABAMA sold, through public authorities, $101.6 million aggregate principal amount of variable rate pollution control revenue refunding bonds due June 1, 2022. The proceeds from the sale were applied to the full redemption of the Series 1994 6 1/2% pollution control revenue refunding bonds in September 1999. In August and September 1999, ALABAMA issued $250 million of 7.125% senior notes due August 15, 2004 and $200 million of 7 1/8% senior notes due October 1, 2007, respectively. The proceeds of both issuances were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes.

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

     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 1999, approximately $44.4 million of cash and cash equivalents and had unused committed lines of credit of approximately $906.7 million (including $417.6 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). Additionally, in July 1999, ALABAMA entered into a $96 million extendible commercial note agreement. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At September 30, 1999, ALABAMA had outstanding $88.4 million of commercial paper.

                                                                  Exhibit 1

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1999, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/  ARTHUR ANDERSEN LLP
Birmingham, Alabama
November 9, 1999

                              GEORGIA POWER COMPANY


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)



                                                                    For the Three Months               For the Nine Months
                                                                     Ended September 30,               Ended September 30,
                                                               --------------------------------   -------------------------------
                                                                    1999             1998             1999             1998
                                                               ---------------  --------------   --------------   --------------

OPERATING REVENUES:
Revenues                                                            $1,423,790      $1,482,495       $3,423,880       $3,667,980
Revenues from affiliates                                                42,217          47,832           64,605           72,804
                                                               ---------------  --------------   --------------   --------------
Total operating revenues                                             1,466,007       1,530,327        3,488,485        3,740,784
                                                               ---------------  --------------   --------------   --------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                 299,684         298,338          715,470          722,999
  Purchased power from non-affiliates                                   90,284          90,912          170,194          195,140
  Purchased power from affiliates                                       39,051          35,119          137,822          115,481
  Other                                                                200,575         212,741          553,178          576,433
Maintenance                                                             81,445          79,006          263,918          251,044
Depreciation and amortization                                          140,538         241,528          412,262          655,962
Taxes other than income taxes                                           56,974          58,645          155,127          166,079
Federal and state income taxes                                         192,348         189,490          346,493          368,133
                                                               ---------------  --------------   --------------   --------------
Total operating expenses                                             1,100,899       1,205,779        2,754,464        3,051,271
                                                               ---------------  --------------   --------------   --------------
OPERATING INCOME                                                       365,108         324,548          734,021          689,513
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        317           1,172              317            1,350
Equity in earnings of unconsolidated subsidiary                            651             913            2,115            2,753
Interest income                                                          1,151           3,033            3,516           67,944
Other, net                                                              (8,051)        (11,339)         (18,077)         (39,838)
Income taxes applicable to other income                                  2,644           3,586            5,600           (9,626)
                                                               ---------------  --------------   --------------   --------------
INCOME BEFORE INTEREST CHARGES                                         361,820         321,913          727,492          712,096
                                                               ---------------  --------------   --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                              40,050          44,489          124,033          134,797
Allowance for debt funds used during construction                       (2,881)         (2,061)          (8,191)          (6,063)
Interest on interim obligations                                          4,399           2,561           14,233           11,074
Amortization of debt discount, premium and expense, net                  3,835           3,323           11,435            9,974
Other interest charges                                                   2,838           3,089            8,875           18,223
Distributions on preferred securities of subsidiary companies           17,026          13,601           49,023           40,726
                                                               ---------------  --------------   --------------   --------------
Interest charges and other, net                                         65,267          65,002          199,408          208,731
                                                               ---------------  --------------   --------------   --------------
NET INCOME                                                             296,553         256,911          528,084          503,365
DIVIDENDS ON PREFERRED STOCK                                               177           1,447            1,556            5,311
                                                               ---------------  --------------   --------------   --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                    $ 296,376       $ 255,464        $ 526,528        $ 498,054
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


                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                              ---------------------------------
                                                                                                  1999               1998
                                                                                              --------------     --------------

OPERATING ACTIVITIES:
Net income                                                                                         $528,084           $503,365
Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization                                                                 405,738            708,055
      Deferred income taxes and investment tax credits, net                                         (45,534)           (73,091)
      Other, net                                                                                    167,383             27,132
      Changes in certain current assets and liabilities--
         Receivables, net                                                                          (102,460)          (348,649)
         Inventories                                                                                (31,517)            24,199
         Payables                                                                                   (34,894)            12,431
         Taxes accrued                                                                              194,975            186,591
         Energy cost recovery, retail                                                                (6,116)            (7,827)
         Other                                                                                       97,111             16,923
                                                                                             --------------     --------------
Net cash provided from operating activities                                                       1,172,770          1,049,129
                                                                                             --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                           (516,767)          (334,113)
Other                                                                                               (30,043)            16,396
                                                                                              --------------     --------------
Net cash used for investing activities                                                             (546,810)          (317,717)
                                                                                              --------------     --------------
FINANCING ACTIVITIES:
   Proceeds--
   Preferred securities                                                                             200,000                  -
   Pollution control bonds                                                                          238,000             89,990
   Senior notes                                                                                     100,000            145,000
Retirements--
   Preferred stock                                                                                  (35,980)           (40,679)
   First mortgage bonds                                                                            (404,000)          (220,460)
   Pollution control bonds                                                                         (235,000)           (89,990)
   Capital leases                                                                                      (322)                 -
Interim obligations, net                                                                            (23,413)          (265,407)
Payment of preferred stock dividends                                                                   (707)            (7,342)
Payment of common stock dividends                                                                  (402,300)          (397,100)
Miscellaneous                                                                                       (29,178)            (6,876)
                                                                                             --------------     --------------
Net cash used for financing activities                                                             (592,900)          (792,864)
                                                                                             --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              33,060            (61,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     16,272             83,333
                                                                                             ==============     ==============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 49,332           $ 21,881
                                                                                             ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                            $191,792           $210,226
   Income taxes (net of refunds)                                                                    210,944            308,271




             The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                                 At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                      ---------------     ----------------
UTILITY PLANT:
Plant in service                                                                          $15,672,526          $15,441,146
Less accumulated provision for depreciation                                                 6,407,881            6,109,331
                                                                                      ---------------     ----------------
                                                                                            9,264,645            9,331,815
Nuclear fuel, at amortized cost                                                               118,969              121,169
Construction work in progress                                                                 347,699              189,849
                                                                                      ---------------     ----------------
Total                                                                                       9,731,313            9,642,833
                                                                                      ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                                24,319               24,360
Nuclear decommissioning trusts, at market                                                     321,655              284,536
Miscellaneous                                                                                  32,185               34,781
                                                                                      ---------------     ----------------
Total                                                                                         378,159              343,677
                                                                                      ---------------     ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      49,332               16,272
Receivables --
   Customer accounts receivable                                                               540,946              439,420
   Other accounts and notes receivable                                                         78,794               99,574
   Affiliated companies                                                                        30,264               16,817
   Accumulated provision for uncollectible accounts                                            (6,000)              (5,500)
Fossil fuel stock, at average cost                                                            124,437              104,133
Materials and supplies, at average cost                                                       254,690              243,477
Prepayments                                                                                    43,649               29,670
Vacation pay deferred                                                                          42,807               43,610
                                                                                      ---------------     ----------------
Total                                                                                       1,158,919              987,473
                                                                                      ---------------     ----------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      593,332              604,488
Premium on reacquired debt, being amortized                                                   184,336              173,858
Prepaid pension costs                                                                         135,359              103,606
Debt expense, being amortized                                                                  59,311               51,261
Miscellaneous                                                                                 131,877              126,422
                                                                                      ---------------     ----------------
Total                                                                                       1,104,215            1,059,635
                                                                                      ---------------     ----------------

TOTAL ASSETS                                                                              $12,372,606          $12,033,618
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


                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                        At September 30,
                                                                                            1999             At December 31,
                                                                                         (Unaudited)            1998
                                                                                       ---------------     ----------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
   authorized 15,000,000 shares; outstanding 7,761,500 shares                               $ 344,250            $ 344,250
Paid-in capital                                                                             1,790,254            1,660,206
Premium on preferred stock                                                                         40                  158
Retained earnings                                                                           1,903,783            1,779,558
                                                                                      ---------------     ----------------
                                                                                            4,038,327            3,784,172
Preferred stock                                                                                15,203               15,527
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
   subordinated debentures or notes                                                           889,250              689,250
Long-term debt                                                                              2,743,542            2,744,362
                                                                                      ---------------     ----------------
Total                                                                                       7,686,322            7,233,311
                                                                                      ---------------     ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                                 -               35,656
Long-term debt due within one year                                                            100,611              399,429
Notes payable to banks                                                                        119,516              117,634
Commercial paper                                                                              197,923              223,218
Accounts payable --
   Affiliated companies                                                                        54,036               75,774
   Other                                                                                      284,682              326,317
Customer deposits                                                                              73,379               69,584
Taxes accrued--
   Federal and state income                                                                   191,284               15,801
   Other                                                                                      141,851              122,359
Interest accrued                                                                               56,368               60,187
Miscellaneous                                                                                 194,419              100,793
                                                                                      ---------------     ----------------
Total                                                                                       1,414,069            1,546,752
                                                                                      ---------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           2,219,600            2,249,613
Accumulated deferred investment tax credits                                                   370,814              381,914
Deferred credits related to income taxes                                                      269,048              284,017
Employee benefits provisions                                                                  187,892              177,148
Miscellaneous                                                                                 224,861              160,863
                                                                                      ---------------     ----------------
Total                                                                                       3,272,215            3,253,555
                                                                                      ---------------     ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $12,372,606          $12,033,618
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 1999 was $296.4 million and $526.5 million, respectively, compared to $255.5 million and $498.1 million for the same periods in 1998. Third quarter 1999 earnings increased by $40.9 million or 16.0% and year-to-date 1999 earnings increased by $28.5 million or 5.7% due primarily to decreased operating expenses and the effects of the 1998 Georgia PSC rate order. See Note
(K) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ---------------------------------------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................         $(58,705)          (4.0)       $(244,100)          (6.7)
Revenues from affiliates.........................           (5,615)         (11.7)          (8,199)         (11.3)
Purchased power from non-affiliates..............             (628)          (0.7)         (24,946)         (12.8)
Purchased power from affiliates..................            3,932           11.2           22,341           19.3
Other operation expense..........................          (12,166)          (5.7)         (23,255)          (4.0)
Depreciation and amortization....................         (100,990)         (41.8)        (243,700)         (37.2)
Interest income..................................           (1,882)         (62.1)         (64,428)         (94.8)
Other, net.......................................            3,288           29.0           21,761           54.6
Interest on long-term debt.......................           (4,439)         (10.0)         (10,764)          (8.0)
Other interest charges...........................             (251)          (8.1)          (9,348)         (51.3)
Distributions on preferred securities of
  subsidiary companies...........................            3,425           25.2            8,297           20.4


     Revenues. Retail revenues, excluding fuel revenues which generally do not affect income, decreased $75.0 million and $251.8 million, respectively, for the third quarter and year-to-date 1999 when compared to the corresponding periods in 1998 primarily due to retail rate reductions under the 1998 Georgia PSC order. Total retail energy sales were up 3.9% for the third quarter and 1.5% year-to-date 1999, but the associated revenues were down 4.7% and 6.9%, respectively.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Wholesale revenues decreased $2.2 million and $28.2 million, respectively, during the third quarter and year-to-date 1999. The third quarter and year-to-date decreases are primarily the result of reductions in capacity revenues under a power supply agreement with OPC of $2.0 million and $13.5 million, respectively, for the third quarter and year-to-date 1999, and a decrease in energy sales. The decreases in wholesale energy sales were primarily offset by the decreases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Purchased power from non-affiliates. The year-to-date 1999 decrease resulted from higher demand in 1998 for energy and higher energy purchases in 1998 related to power marketing activities, a majority of which were resold to non-affiliated third parties. As stated above, these transactions had no significant effect on net income.

     Other operation expense. The decreases for the current quarter and year-to-date 1999 are primarily due to a reduction in the charges related to a customer service system, decreased year 2000 readiness costs, and decreased employee benefit provisions.

     Depreciation and amortization expense. These decreases in the third quarter and year-to-date 1999 when compared to the same periods in 1998 are attributed to higher depreciation charges recognized in 1998 under the prior accounting order and the completion in 1998 of the amortization of deferred Plant Vogtle costs.

     Interest income. The year-to-date 1999 decrease is related to the recognition, in the same period of 1998, of increased interest income resulting from the resolution of tax issues between SOUTHERN and the Internal Revenue Service.

     Other, net. The third quarter and year-to-date 1999 changes are attributed to reduced donations and contributions in these periods when compared to the corresponding periods in 1998.

     Interest on long-term debt. The third quarter and year-to-date 1999 decreases are due to redemptions of first mortgage bonds and the refinancing of higher cost long-term debt.

     Other interest charges. The year-to-date 1999 decrease when compared to the same period in 1998 is attributed to the recognition in 1998 of interest related to tax issues.

     Distributions on preferred securities of subsidiary companies. The increases for the third quarter and year-to-date 1999 result from the issuance of additional mandatorily redeemable preferred securities in February 1999.

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

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GEORGIA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

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

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings. The State of Georgia submitted a plan for nitrogen oxide emission reductions in Atlanta's ozone non-attainment area on October 29, 1999. Based on the plan submitted by the State to the EPA, GEORGIA estimates its capital costs to comply with the plan to be approximately $664 million. At the direction of the EPA, the State of Georgia is required to pursue additional control on all sources of nitrogen oxide emissions and volatile organic compounds. The plan for those additional controls must be submitted to the EPA by the fall of 2000. It is uncertain at this time what additional controls may be required at GEORGIA's plants beyond the recently submitted plan. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K.

     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     GEORGIA's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GEORGIA's Year 2000 program, including GEORGIA's share of costs of Southern Nuclear Operating Company, are expected to be approximately $42.8 million. From its inception through September 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $40 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

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

     Reference is made to Notes (B), (C), (F), (G), (K) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 1999 was the addition of approximately $516.8 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1999, redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $404 million and $36 million, respectively. In February 1999, Georgia Power Capital Trust IV, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200 million of its 6.85% trust preferred securities, which are guaranteed by GEORGIA. (See Note
(G) in the " Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.) In March 1999, GEORGIA issued $100 million of 6 5/8% senior notes due March 31, 2039. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness. In May 1999, GEORGIA sold, through public authorities, $53 million of 5.45% pollution control revenue bonds due May 1, 2034; $85 million of 5.40% pollution control revenue bonds due May 1, 2034; and $100 million of 5.25% pollution control revenue bonds due May 1, 2034. The proceeds of these sales were used to redeem $50 million aggregate principal amount of 6.35% pollution control revenue bonds in June 1999; $125 million aggregate principal amount of 6.60% pollution control revenue bonds in July 1999; and $60 million aggregate principal amount of 6 3/8% pollution control revenue bonds in August 1999.

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

     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 1999, approximately $49.3 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's variable rate pollution control bonds and its commercial paper program. At September 30, 1999, GEORGIA had $119.5 million and $197.9 million outstanding in short-term notes payable to banks and commercial paper, respectively. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                      Exhibit 1


                               ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1999, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/  ARTHUR ANDERSEN LLP
Atlanta, Georgia
November 9, 1999

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months          For the Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                      -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $192,779      $186,983        $473,419      $481,597
Revenues from affiliates                                                    25,485        12,394          46,166        35,860
                                                                     -------------  ------------   -------------  ------------
Total operating revenues                                                   218,264       199,377         519,585       517,457
                                                                     -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      64,223        61,694         156,184       158,580
  Purchased power from non-affiliates                                       26,009        12,823          39,303        25,812
  Purchased power from affiliates                                            3,309         5,925           9,984        12,358
  Other                                                                     29,055        27,942          83,977        93,392
Maintenance                                                                 10,203        11,858          42,699        39,345
Depreciation and amortization                                               16,198        14,819          48,310        45,931
Taxes other than income taxes                                               14,838        14,479          39,781        39,583
Federal and state income taxes                                              17,376        15,767          27,712        29,407
                                                                     -------------  ------------   -------------  ------------
Total operating expenses                                                   181,211       165,307         447,950       444,408
                                                                     -------------  ------------   -------------  ------------
OPERATING INCOME                                                            37,053        34,070          71,635        73,049
OTHER INCOME (EXPENSE):
Interest income                                                                427           213             928           530
Other, net                                                                       3          (307)           (900)       (1,713)
Income taxes applicable to other income                                       (328)          921            (337)        1,221
                                                                     -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              37,155        34,897          71,326        73,087
                                                                     -------------  ------------   -------------  ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                   5,598         5,098          15,580        14,700
Other interest charges                                                         223           327             834         3,427
Interest on notes payable                                                      649           274           2,005         1,093
Amortization of debt discount, premium and expense, net                        499           498           1,488         1,598
Distributions on preferred securities of subsidiary companies                1,550         1,550           4,650         4,484
                                                                     -------------  ------------   -------------  ------------
Interest charges and other, net                                              8,519         7,747          24,557        25,302
                                                                     -------------  ------------   -------------  ------------
NET INCOME                                                                  28,636        27,150          46,769        47,785
DIVIDENDS ON PREFERRED STOCK                                                    54           161             162           579
                                                                     -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                           $28,582       $26,989         $46,607       $47,206
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


                                                   GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                       $ 46,769        $ 47,785
Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization                                                                51,368          51,498
      Deferred income taxes                                                                        (3,133)         (5,437)
      Other, net                                                                                    4,803          13,005
      Changes in certain current assets and liabilities--
         Receivables, net                                                                         (14,063)          1,493
         Inventories                                                                               (8,519)         (4,870)
         Payables                                                                                  (8,403)         (8,366)
         Taxes accrued                                                                             33,359          18,465
         Current costs of 1995 coal contract renegotiation                                              -             812
         Other                                                                                     (9,352)         (7,842)
                                                                                             ------------     -----------
Net cash provided from operating activities                                                        92,829         106,543
                                                                                             ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (48,442)        (39,940)
Other                                                                                             (12,753)         (3,215)
                                                                                             ------------     -----------
Net cash used for investing activities                                                            (61,195)        (43,155)
                                                                                             ------------     -----------
FINANCING ACTIVITIES:
Proceeds--
   Preferred securities                                                                                 -          45,000
   Other long-term debt                                                                            49,950          50,000
Retirements--
   Preferred stock                                                                                      -          (8,666)
   First mortgage bonds                                                                                 -         (45,000)
   Other long-term debt                                                                                 -          (8,327)
Notes payable, net                                                                                (31,500)        (36,500)
Payment of preferred stock dividends                                                                 (162)           (726)
Payment of common stock dividends                                                                 (45,400)        (52,300)
Miscellaneous                                                                                        (233)         (4,158)
                                                                                             ------------     -----------
Net cash used for financing activities                                                            (27,345)        (60,677)
                                                                                             ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             4,289           2,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      969           4,707
                                                                                             ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 5,258         $ 7,418
                                                                                             ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                           $20,197         $19,261
   Income taxes                                                                                    12,754          22,065






            The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                       At September 30,
                                                                                           1999            At December 31,
                                                                                        (Unaudited)             1998
                                                                                       -----------------------------------
UTILITY PLANT:
Plant in service                                                                          $1,845,433         $1,809,901
Less accumulated provision for depreciation                                                  813,720            784,111
                                                                                      --------------     --------------
                                                                                           1,031,713          1,025,790
Construction work in progress                                                                 29,029             34,863
                                                                                      --------------     --------------
Total                                                                                      1,060,742          1,060,653
                                                                                      --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                1,481                588
                                                                                      --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                      5,258                969
Receivables --
   Customer accounts receivable                                                               63,860             49,067
   Other accounts and notes receivable                                                         2,442              3,514
   Affiliated companies                                                                        3,813              3,442
   Accumulated provision for uncollectible accounts                                           (1,025)              (996)
Fossil fuel stock, at average cost                                                            30,798             24,213
Materials and supplies, at average cost                                                       29,959             28,025
Regulatory clauses under recovery                                                             17,458              9,737
Prepayments                                                                                    1,311              5,690
Vacation pay deferred                                                                          4,035              4,035
                                                                                      --------------     --------------
Total                                                                                        157,909            127,696
                                                                                      --------------     --------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                      25,275             25,308
Debt expense, being amortized                                                                 20,290             21,448
Prepaid pension costs                                                                         16,743             13,770
Miscellaneous                                                                                 20,388             18,438
                                                                                      --------------     --------------
Total                                                                                         82,696             78,964
                                                                                      --------------     --------------

TOTAL ASSETS                                                                              $1,302,828         $1,267,901
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



                                                  GULF POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                         At September 30,
                                                                                             1999            At December 31,
                                                                                         (Unaudited)                1998
                                                                                       ---------------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
   authorized and outstanding -- 992,717 shares                                             $ 38,060           $ 38,060
Paid-in capital                                                                              218,961            218,960
Premium on preferred stock                                                                        12                 12
Retained earnings                                                                            171,827            170,620
                                                                                      --------------     --------------
                                                                                             428,860            427,652
Preferred stock                                                                                4,236              4,236
Company obligated mandatorily redeemable preferred securities of
   subsidiary trusts holding Company Junior Subordinated Notes                                85,000             85,000
Long-term debt                                                                               367,386            317,341
                                                                                      --------------     --------------
Total                                                                                        885,482            834,229
                                                                                      --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            27,000             27,000
Notes payable                                                                                      -             31,500
Accounts payable --
   Affiliated companies                                                                        7,018             19,756
   Other                                                                                      19,089             23,697
Customer deposits                                                                             12,727             12,560
Taxes accrued                                                                                 36,571              7,432
Interest accrued                                                                               7,110              5,184
Regulatory clauses over recovery                                                               3,632              6,037
Vacation pay accrued                                                                           4,035              4,035
Dividends declared                                                                                54                 54
Miscellaneous                                                                                  2,810              3,960
                                                                                      --------------     --------------
Total                                                                                        120,046            141,215
                                                                                      --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            164,703            166,118
Deferred credits related to income taxes                                                      50,386             52,465
Accumulated provision for property damage                                                      5,881              1,605
Accumulated deferred investment tax credits                                                   28,192             29,632
Accumulated provision for postretirement benefits                                             26,067             23,534
Miscellaneous                                                                                 22,071             19,103
                                                                                      --------------     --------------
Total                                                                                        297,300            292,457
                                                                                      --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,302,828         $1,267,901
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

                                  GULF POWER COMPANY
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                          AND
                        YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 1999 was $28.6 million and $46.6 million, respectively, compared to $27.0 million and $47.2 million for the same periods in 1998. The third quarter improvement in earnings of $1.6 million or 5.9% was primarily due to the increase in operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ---------------------------------------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $5,796            3.1          $(8,178)          (1.7)
Revenues from affiliates.........................           13,091          105.6           10,306           28.7
Purchased power from non-affiliates..............           13,186          102.8           13,491           52.3
Purchased power from affiliates..................           (2,616)         (44.2)          (2,374)         (19.2)
Other operation expense..........................            1,113            4.0           (9,415)         (10.1)
Maintenance expense..............................           (1,655)         (14.0)           3,354            8.5
Depreciation and amortization....................            1,379            9.3            2,379            5.2

     Revenues. Revenues were higher for the third quarter due to a 6.9% increase in total energy sales. The increase in total energy sales is primarily attributed to growth in the number of customers served by GULF, as well as warmer weather during the third quarter of 1999. The year-to-date 1999 decrease reflects the recovery of lower fuel costs. Excluding recovery of fuel expense and certain other expenses that do not affect income, retail revenues increased $3.6 million for the quarter due to a 4.0% increase in retail energy sales, which can primarily be attributed to an increase in the demand for energy resulting from an increase in the number of residential customers and warmer weather during the third quarter of 1999. Retail revenues decreased $1.9 million year-to-date due, for the most part, to a decrease in revenues from industrial customers during the first nine months of 1999 when compared to the same period in 1998. Revenues from non-territorial wholesale energy sales decreased $1.2 million and $5.1 million for the third quarter and year-to-date 1999, respectively, when compared to the same periods of 1998. The decreases in non-territorial wholesale energy sales are attributed to decreased power marketing activities.

     Revenues from affiliates and purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Purchased power from non-affiliates. Increases for this item in the third quarter and year-to-date 1999 result from an increased demand for energy due to warmer weather during the third quarter and an increase in the number of customers when compared to the corresponding periods in 1998.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other operation expense. This item increased in the third quarter when compared to the same period in 1998 due to an increase in other production expenses. The year-to-date decrease is attributed primarily to lower administrative and general expenses during the first half of 1999, as well as prior year prepayments related to renegotiations of coal supply contracts being fully amortized in 1998.

     Maintenance expense. The decrease for the current quarter is mainly due to routine line maintenance performed during the third quarter of 1998. The year-to-date 1999 increase reflects scheduled maintenance on steam plant facilities.

     Depreciation and amortization expense. The third quarter and year-to-date increases are primarily attributed to additions to plant during 1999 and increased amortization expense related to the amortization of gains from the sale of emission allowances when compared to the corresponding periods of 1998.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GULF is positioning the business to meet the challenge of increasing competition. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF and Item 1 - BUSINESS - "Competition" in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of GULF in the Form 10-K.

     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     GULF's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to GULF's Year 2000 program are expected to be $5.2 million. From its inception through September 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $4.5 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

     In reference to the ongoing matters with the Florida PSC concerning GULF's authorized return on equity (ROE) and the outstanding balances of certain regulatory assets, GULF, the Office of the Public Counsel, the Coalition for Equitable Rates, and the Florida Industrial Power Users Group jointly filed a stipulation and settlement in October 1999 to effect an informal disposition and complete and binding resolution of all matters before the Florida PSC related to the investigation into earnings and reduction of the authorized ROE and the

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



petition for a full revenue requirements rate case (for additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Future Earnings Potential" and Item 1 - Business - "Regulation - State Commissions" of GULF in the Form 10-K). The stipulation calls for base rates to be reduced by $10 million annually and provides for revenues above certain levels to be shared for 1999-2002. Customers will receive two-thirds of any revenue within the ranges and GULF will retain one-third. The sharing plan will be in place until the earlier of the day prior to the in-service date of GULF's Plant Smith Unit 3 or December 31, 2002. GULF filed a request to prospectively reduce its authorized ROE range from 11% - 13% to 10.5% - 12.5% in order to help ensure that the Florida PSC would approve the stipulation. Both the stipulation and the rate of return request were approved by the Florida PSC at the agenda conference on October 5, 1999. The decisions of the Florida PSC have been reflected in final orders.

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). GULF has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 1999 included the addition of approximately $48.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

In August 1999, GULF issued $50 million of 7.05% senior notes due August 15, 2004. The proceeds were used to repay a portion of its outstanding short-term indebtedness. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, GULF had at September 30, 1999, approximately $5.3 million of cash and cash equivalents and $41.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY


                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months          For the Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                       -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $188,440      $183,293        $465,173      $452,638
Revenues from affiliates                                                    13,154         8,406          17,446        17,829
                                                                     -------------  ------------   -------------  ------------
Total operating revenues                                                   201,594       191,699         482,619       470,467
                                                                     -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      54,224        53,763         132,452       126,164
  Purchased power from non-affiliates                                       26,457        17,880          35,964        31,168
  Purchased power from affiliates                                            8,609         8,498          25,008        24,912
  Other                                                                     30,479        24,213          85,209        81,161
Maintenance                                                                  5,741        12,672          31,607        35,630
Depreciation and amortization                                               11,884        11,456          35,453        34,550
Taxes other than income taxes                                               12,591        12,269          35,906        35,509
Federal and state income taxes                                              16,809        16,781          30,183        31,716
                                                                     -------------  ------------   -------------  ------------
Total operating expenses                                                   166,794       157,532         411,782       400,810
                                                                     -------------  ------------   -------------  ------------
OPERATING INCOME                                                            34,800        34,167          70,837        69,657
OTHER INCOME (EXPENSE):
Interest income                                                                 53           337             203           600
Other, net                                                                     704         1,016           1,925         1,879
Income taxes applicable to other income                                       (280)          358            (912)            4
                                                                     -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              35,277        35,878          72,053        72,140
                                                                     -------------  ------------   -------------  ------------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                   5,072         5,510          15,116        15,431
Interest on notes payable                                                      751             -           2,037           918
Amortization of debt discount, premium and expense, net                        358           364           1,075         1,087
Other interest charges                                                         581           493             759           696
Distributions on preferred securities of subsidiary companies                  699           699           2,097         2,097
                                                                     -------------  ------------   -------------  ------------
Interest and other charges, net                                              7,461         7,066          21,084        20,229
                                                                     -------------  ------------   -------------  ------------
NET INCOME                                                                  27,816        28,812          50,969        51,911
DIVIDENDS ON PREFERRED STOCK                                                   503           503           1,510         1,502
                                                                     -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                           $27,313       $28,309         $49,459       $50,409
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



                                                MISSISSIPPI POWER COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                              ----------------------------
                                                                                                 1999             1998
                                                                                              ------------     -----------

OPERATING ACTIVITIES:
Net income                                                                                       $ 50,969        $ 51,911
Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization                                                                38,592          37,604
      Deferred income taxes                                                                         3,853          (1,480)
      Other, net                                                                                   (6,115)         (4,127)
      Changes in certain current assets and liabilities--
         Receivables, net                                                                         (28,547)         (7,959)
         Inventories                                                                               (5,375)         (2,921)
         Payables                                                                                  (6,018)         (3,046)
         Taxes accrued                                                                             16,756          16,140
         Other                                                                                      2,981            (997)
                                                                                             ------------     -----------
Net cash provided from operating activities                                                        67,096          85,125
                                                                                             ------------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                          (52,099)        (45,269)
Other                                                                                              (2,827)           (266)
                                                                                             ------------     -----------
Net cash used for investing activities                                                            (54,926)        (45,535)
                                                                                             ------------     -----------
FINANCING ACTIVITIES:
Proceeds--
   Pollution control bonds                                                                              -          13,520
   Other long-term debt                                                                                 -          90,000
Retirements--
   Preferred stock                                                                                      -             (87)
   First mortgage bonds                                                                                 -         (75,000)
   Pollution control bonds                                                                              -         (13,000)
   Senior Notes                                                                                      (184)              -
Notes payable, net                                                                                 30,200               -
Payment of preferred stock dividends                                                               (1,510)         (1,502)
Payment of common stock dividends                                                                 (41,600)        (38,300)
Miscellaneous                                                                                        (242)         (2,178)
                                                                                             ------------     -----------
Net cash used for financing activities                                                            (13,336)        (26,547)
                                                                                             ------------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (1,166)         13,043
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,327           4,432
                                                                                             ============     ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 161        $ 17,475
                                                                                             ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                           $19,310         $16,612
   Income taxes                                                                                     7,207           9,259






        The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                               MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                        At September 30,      At December 31,
                                                                                           1999                     1998
                                                                                        (Unaudited)
                                                                                       ---------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $1,582,881         $1,553,112
Less accumulated provision for depreciation                                                  617,748            583,957
                                                                                      --------------     --------------
                                                                                             965,133            969,155
Construction work in progress                                                                 67,474             51,517
                                                                                      --------------     --------------
Total                                                                                      1,032,607          1,020,672
                                                                                      --------------     --------------

OTHER PROPERTY AND INVESTMENTS:                                                                1,395                979
                                                                                      --------------     --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                        161              1,327
Receivables --
     Customer accounts receivable                                                             40,131             29,829
     Regulatory clauses under recovery                                                        21,499              8,042
     Other accounts and notes receivable                                                      19,451             12,495
     Affiliated companies                                                                      8,976             10,946
     Accumulated provision for uncollectible accounts                                           (690)              (621)
Fossil fuel stock, at average cost                                                            20,431             16,418
Materials and supplies, at average cost                                                       20,097             18,735
Current portion of accumulated deferred income taxes                                               -              4,248
Prepayments                                                                                    2,013              1,651
Vacation pay deferred                                                                          4,717              4,717
                                                                                      --------------     --------------
Total                                                                                        136,786            107,787
                                                                                      --------------     --------------


DEFERRED CHARGES:
Debt expense and loss, being amortized                                                        12,838             13,713
Deferred charges related to income taxes                                                      21,516             22,697
Long-term notes receivable                                                                     1,503              2,072
Work force reduction plan                                                                      6,646             12,748
Miscellaneous                                                                                 16,917              8,937
                                                                                      --------------     --------------
Total                                                                                         59,420             60,167
                                                                                      --------------     --------------

TOTAL ASSETS                                                                              $1,230,208         $1,189,605
                                                                                      ==============     ==============



The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                        At September 30,
                                                                                            1999            At December 31,
                                                                                        (Unaudited)             1998
                                                                                       ---------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (without par value) --
   authorized 1,130,000 shares; outstanding 1,121,000 shares                                $ 37,691           $ 37,691
Paid-in capital                                                                              179,474            179,474
Premium on preferred stock                                                                       326                326
Retained earnings                                                                            181,599            173,740
                                                                                      --------------     --------------
                                                                                             399,090            391,231
Preferred stock                                                                               31,809             31,809
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding Company Junior Subordinated Notes                                 35,000             35,000
Long-term debt                                                                               292,646            292,744
                                                                                      --------------     --------------
Total                                                                                        758,545            750,784
                                                                                      --------------     --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                            50,020             50,020
Notes payable                                                                                 43,200             13,000
Accounts payable --
Affiliated companies                                                                          14,666              8,788
Regulatory clauses over recovery                                                                   -              4,412
Other                                                                                         33,597             47,113
Customer deposits                                                                              3,649              3,272
Taxes accrued--
Federal and state income                                                                      22,896              1,124
Other                                                                                         28,322             31,379
Interest accrued                                                                               5,051              2,955
Miscellaneous                                                                                 12,795             11,753
                                                                                      --------------     --------------
Total                                                                                        214,196            173,816
                                                                                      --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                            140,680            143,852
Accumulated deferred investment tax credits                                                   24,998             25,913
Deferred credits related to income taxes                                                      35,293             37,277
Postretirement benefits other than pension                                                    26,338             25,869
Accumulated provision for property damage                                                        356                910
Work force reduction plan                                                                     11,663             13,051
Miscellaneous                                                                                 18,139             18,133
                                                                                      --------------     --------------
Total                                                                                        257,467            265,005
                                                                                      --------------     --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,230,208         $1,189,605
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 1999 was $27.3 million and $49.5 million, respectively, compared to $28.3 million and $50.4 million for the corresponding periods of 1998. The slight decrease in earnings for the current quarter and year-to-date resulted from higher operating expenses which offset increased operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ---------------------------------------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $5,147            2.8          $12,535            2.8
Revenues from affiliates.........................            4,748           56.5             (383)          (2.1)
Purchased power from non-affiliates..............            8,577           48.0            4,796           15.4
Other operation expense..........................            6,266           25.9            4,048            5.0
Maintenance expense..............................           (6,931)         (54.7)          (4,023)         (11.3)


     Revenues. Third quarter and year-to-date increases are essentially due to higher retail energy sales. Retail energy sales were up 5.1% for the quarter and 2.4% year-to-date. Retail sales to residential customers were down 4.8% and 5.6%, for the quarter and year-to-date, respectively, due to milder temperatures when compared to the same periods of 1998. Commercial and industrial sales were up 2.5% and 14.2%, respectively, for the quarter and 3.6% and 6.4%, respectively, year-to-date. Industrial energy sales were positively impacted by increased production by several larger industrial customers, while commercial energy sales were positively impacted by increased tourism and strong growth in this sector. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $1.7 million for the current quarter and $2.3 million year-to-date. Wholesale territorial revenues, excluding fuel revenues which do not affect income, increased $3.0 million for the current quarter and $8.7 million year-to-date.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Purchased power from non-affiliates. The increases in the current quarter and year-to-date 1999 when compared to the corresponding periods in 1998 reflects the higher demand for energy.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Other operation expense. These changes in this expense when compared to the same periods in 1998 are primarily due to timing differences related to the amortization of costs associated with the work force reduction plan during the third quarter and higher distribution expenses year-to-date.

     Maintenance expense. This item is down for the third quarter and year-to-date 1999 due to reduced maintenance expense and the performance in the third quarter of 1998 of scheduled transmission and distribution line maintenance.


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

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, MISSISSIPPI is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

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

     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     MISSISSIPPI's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to MISSISSIPPI's Year 2000 program are expected to be $5.6 million. From its inception through September 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $5.1 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

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


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 1999 included the addition of approximately $52.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

In April 1999, MISSISSIPPI and Escatawpa Funding, Limited Partnership ("Escatawpa"), entered into a lease agreement whereby MISSISSIPPI will design and construct, as agent for Escatawpa, a 1,080 megawatt natural gas combined cycle facility. It is expected that the project will cost approximately $406 million, and upon completion of the facility, MISSISSIPPI will lease the facility from Escatawpa for an initial term of approximately 10 years. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction" of MISSISSIPPI and Notes 3 and 4 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K.

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

     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 1999, approximately $161 thousand of cash and cash equivalents and approximately $74.5 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1999, MISSISSIPPI had short-term notes payable outstanding of $43.2 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months          For the Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999          1998            1999          1998
                                                                      -------------  ------------   -------------  ------------

OPERATING REVENUES:
Revenues                                                                  $ 89,566      $ 82,746        $197,412      $199,437
Revenues from Affiliates                                                     2,283         1,478           3,227         2,784
                                                                     -------------  ------------   -------------  ------------
Total operating revenues                                                    91,849        84,224         200,639       202,221
                                                                     -------------  ------------   -------------  ------------

OPERATING EXPENSES:
Operation--
  Fuel                                                                      20,998        21,193          38,542        42,447
  Purchased power from non-affiliates                                        8,842         4,514          12,295         8,450
  Purchased power from affiliates                                            9,184         8,830          28,637        28,210
  Other                                                                     13,138        11,958          36,378        34,795
Maintenance                                                                  3,016         3,747          12,214        12,309
Depreciation and amortization                                                5,950         5,759          17,893        16,275
Taxes other than income taxes                                                3,640         3,446           9,467         9,412
Federal and state income taxes                                               8,833         8,721          12,936        16,447
                                                                     -------------  ------------   -------------  ------------
Total operating expenses                                                    73,601        68,168         168,362       168,345
                                                                     -------------  ------------   -------------  ------------
OPERATING INCOME                                                            18,248        16,056          32,277        33,876
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                             21            46              34            91
Interest income                                                                 62           120             125           255
Other, net                                                                    (832)         (821)         (1,764)       (1,691)
Income taxes applicable to other income                                        298           561             634           839
                                                                     -------------  ------------   -------------  ------------
INCOME BEFORE INTEREST CHARGES                                              17,797        15,962          31,306        33,370
                                                                     -------------  ------------   -------------  ------------
INTEREST AND OTHER CHARGES:
Interest on long-term debt                                                   2,110         2,542           7,048         7,860
Allowance for debt funds used during construction                              (42)          (34)           (169)          (82)
Interest on notes payable                                                      334            40             532           178
Amortization of debt discount, premium and expense, net                        241           221             709           628
Distributions on preferred securities of subsidiary trust                      685             -           2,055             -
Other interest charges                                                         764            94             949           292
                                                                     -------------  ------------   -------------  ------------
Interest and other charges, net                                              4,092         2,863          11,124         8,876
                                                                     -------------  ------------   -------------  ------------
NET INCOME                                                                  13,705        13,099          20,182        24,494
DIVIDENDS ON PREFERRED STOCK                                                     -           581               -         1,743
                                                                     -------------  ------------   -------------  ------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                                          $ 13,705      $ 12,518         $20,182       $22,751
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


                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                              -----------------------------
                                                                                                 1999             1998
                                                                                              ------------     ------------

OPERATING ACTIVITIES:
Net income                                                                                        $20,182         $ 24,494
Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization                                                                19,027           17,552
      Deferred income taxes and investment tax credits, net                                         1,881            6,077
      Allowance for equity funds used during construction                                             (34)             (91)
      Other, net                                                                                    2,014             (893)
      Changes in certain current assets and liabilities--
         Receivables, net                                                                         (19,828)         (16,866)
         Inventories                                                                               (2,770)            (256)
         Payables                                                                                    5,501            3,729
         Taxes accrued                                                                               3,605            2,655
         Other                                                                                       2,656           (1,655)
                                                                                              ------------     ------------
Net cash provided from operating activities                                                         32,234           34,746
                                                                                              ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                          (21,536)          (9,800)
Other                                                                                              (3,205)            (660)
                                                                                              ------------     ------------
Net cash used for investing activities                                                            (24,741)         (10,460)
                                                                                              ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
   Other long-term debt                                                                                 -           50,000
Retirements--
   First mortgage bonds                                                                           (15,800)         (30,000)
   Other long-term debt                                                                              (288)         (20,522)
Notes payable, net                                                                                 26,100            1,000
Payment of preferred stock dividends                                                                    -           (1,743)
Payment of common stock dividends                                                                 (18,700)         (17,400)
Miscellaneous                                                                                         251           (2,232)
                                                                                             ------------     ------------
Net cash used for financing activities                                                             (8,437)         (20,897)
                                                                                             ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (944)           3,389
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    5,962            6,144
                                                                                             ============     ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 5,018          $ 9,533
                                                                                             ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                           $10,126           $9,335
   Income taxes                                                                                     3,925            5,138





          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                        At September 30,
                                                                                          1999           At December 31,
                                                                                       (Unaudited)          1998
                                                                                       ------------------------------
UTILITY PLANT:
Plant in service, at original cost                                                        $795,222          $781,964
Less accumulated provision for depreciation                                                357,265           341,930
                                                                                      ------------     -------------
                                                                                           437,957           440,034
Construction work in progress                                                                9,699             2,908
                                                                                      ------------     -------------
Total                                                                                      447,656           442,942
                                                                                      ------------     -------------

OTHER PROPERTY AND INVESTMENTS:                                                              1,493             1,420
                                                                                      ------------     -------------

CURRENT ASSETS:
Cash and cash equivalents                                                                    5,018             5,962
Receivables --
   Customer accounts receivable                                                             28,802            18,030
   Other accounts and notes receivable                                                       4,512             3,543
   Affiliated companies                                                                      3,371             1,388
   Accumulated provision for uncollectible accounts                                           (303)             (284)
   Fuel cost under recovery                                                                 23,751            17,628
Fossil fuel stock, at average cost                                                           7,434             4,984
Materials and supplies, at average cost                                                      6,816             6,496
Prepayments                                                                                    581             4,772
                                                                                      ------------     -------------
Total                                                                                       79,982            62,519
                                                                                      ------------     -------------


DEFERRED CHARGES:
Deferred charges related to income taxes                                                    16,407            17,130
Debt issue expense, being amortized                                                          3,192             3,554
Premium on reacquired debt, being amortized                                                  8,588             8,570
Prepaid pension costs                                                                        1,721             3,281
Cash surrender value of life insurance for deferred compensation plans                      14,179            14,179
Miscellaneous                                                                                2,449             2,204
                                                                                      ------------     -------------
Total                                                                                       46,536            48,918
                                                                                      ------------     -------------

TOTAL ASSETS                                                                              $575,667          $555,799
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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                       At September 30,
                                                                                          1999           At December 31,
                                                                                       (Unaudited)           1998
                                                                                       ------------------------------
CAPITALIZATION:
Common stock equity --
Common stock (par value value $5 per share) --
   authorized 16,000,000 shares; outstanding 10,844,635 shares                             $54,223           $54,223
Paid-in capital                                                                              8,688             8,688
Retained earnings                                                                          114,436           112,954
                                                                                      ------------     -------------
                                                                                           177,347           175,865
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding Company Junior Subordinated Notes                               40,000            40,000
Long-term debt                                                                             147,384           163,443
                                                                                      ------------     -------------
Total                                                                                      364,731           379,308
                                                                                      ------------     -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                             660               689
Notes payable                                                                               26,100                 -
Accounts payable --
   Affiliated companies                                                                      5,113             5,014
   Other                                                                                    13,562            10,833
Customer deposits                                                                            5,389             5,224
Taxes accrued--
   Federal and state income                                                                  5,801             2,467
   Other                                                                                     4,072             2,891
Interest accrued                                                                             4,057             3,815
Vacation pay accrued                                                                         2,068             1,978
Miscellaneous                                                                                4,668             6,700
                                                                                      ------------     -------------
Total                                                                                       71,490            39,611
                                                                                      ------------     -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                           84,145            82,778
Accumulated deferred investment tax credits                                                 11,446            11,943
Deferred credits related to income taxes                                                    20,231            21,349
Deferred compensation plans                                                                 10,172             9,788
Postretirement benefits                                                                      7,475             6,434
Miscellaneous                                                                                5,977             4,588
                                                                                      ------------     -------------
Total                                                                                      139,446           136,880
                                                                                      ------------     -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                      $575,667          $555,799
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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1999 vs. THIRD QUARTER 1998
                                       AND
                     YEAR-TO-DATE 1999 vs. YEAR-TO-DATE 1998


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the third quarter and year-to-date 1999 was $13.7 million and $20.2 million, respectively, as compared to $12.5 million and $22.8 million for the corresponding periods of 1998. The third quarter earnings increase is attributed to higher operating revenues. The year-to-date earnings decrease is mainly due to lower operating revenues primarily reflecting the Georgia PSC's accounting order, lower industrial retail energy sales and higher operation expenses. For additional information, see Note (M) in the "Notes to the Condensed Financial Statements" herein for details regarding the accounting order.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                       Third Quarter                           Year-To-Date
                                                      ---------------------------------------------------------------
                                                        (in thousands)        %       (in thousands)          %
Revenues.........................................           $6,820            8.2          $(2,025)          (1.0)
Revenues from affiliates.........................              805           54.5              443           15.9
Purchased power from non-affiliates..............            4,328           95.9            3,845           45.5
Other operation expense..........................            1,180            9.9            1,583            4.5
Other interest charges...........................              670             N/M             657          225.0


N/M - Not meaningful

     Revenues. The third quarter 1999 revenues were up primarily due to increased retail energy sales to residential and commercial customers. Energy sales to those customers during the quarter rose by 5.1% and 9.6%, respectively, due mainly to hotter temperatures recorded in August 1999. Year-to-date 1999 revenues were down primarily due to the impact of the Georgia PSC's accounting order and lower industrial energy sales. Industrial energy sales were down by 18.1% and 19.8% for the quarter and year-to-date, respectively, due to reduced demand from one industrial customer and the shut-down of another industrial customer's facilities. In the third quarter and year-to-date 1999, the impacts on SAVANNAH's revenues from this shut-down were $0.3 million and $0.7 million, respectively. For additional information, see "Future Earnings Potential" herein.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

      Purchased power from non-affiliates. The third quarter and year-to-date increases are primarily due to higher demand for energy and increased costs for purchased power in the third quarter of 1999.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other operation expense. The increases for the third quarter and year-to-date 1999 reflect additional storm damage reserve accruals and expenses associated with environmental clean-up activities at Plant Kraft.

     Other interest charges. The increases in this item for the third quarter and year-to-date 1999 are primarily related to a potential tax audit settlement.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment.

     In 1998, the Georgia PSC approved a four-year accounting order for SAVANNAH. Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K for additional information.

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

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SAVANNAH is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K.

     Reference is made to Part II - Item 1 - "Legal Proceedings" herein for information relating to a complaint and notice of violation brought against certain SOUTHERN subsidiaries at the request of the EPA.

     SAVANNAH's plans to achieve Year 2000 readiness have been implemented and are included in the SOUTHERN system's Year 2000 Program. The costs related to SAVANNAH's Year 2000 program are expected to be $1.3 million. From its inception through September 30, 1999, the Year 2000 program costs, recognized as expense, amounted to $1.1 million. For additional information, see SOUTHERN's MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - "Future Earnings Potential" herein.

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

     Reference is made to Notes (B) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 1999 included the addition of approximately $21.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 1999, approximately $5 million of cash and cash equivalents and approximately $34.4 million of unused credit arrangements with banks. At September 30, 1999, SAVANNAH had $26.1 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


    Registrant                  Applicable Notes

    SOUTHERN                    A, B, C, D, E, F, H, I, J, K, L, N, O

    ALABAMA                     A, B, C, F, G, H, I, J

    GEORGIA                     A, B, C, F, G, K, L

    GULF                        A, B, F

    MISSISSIPPI                 A, B, F

    SAVANNAH                    A, B, M

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results for the periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At September 30, 1999, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional              Unrealized
                     Type                      Termination              Amount              Gain (Loss)
                     ----                      ------------            --------             ----------
                                                                                (in thousands)
      Interest rate caps                                1999           $480,000                 $(94)

      Interest rate swaps                          2002-2012           $773,019             $(14,775)
                                                   2001-2012     (pound)600,000             $(47,938)
                                                   2002-2007          DM691,000             $(12,718)

      Cross currency swaps                         2001-2007     (pound)413,800             $(3,377)
      Cross currency swaption                           2003          DM510,000              $3,297
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      In January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At September 30, 1999, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $166 million. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in Item 7 and Notes 1 and 5 to the financial statements of SOUTHERN under the captions "Financial Instruments for Trading Activities" and "Energy Trading and Marketing Commitments", respectively, in Item 8 of the Form 10-K.

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


                                              Regulated
                                              Domestic             Southern Energy          All
                                              Electric        Non-Traditional Services      Other     Reconciling
                                              Utilities    International                    (Note)    Eliminations  Consolidated
                                                           Domestic     Total

                                              --------------------------------------------------------------------- ---------------
    Three Months Ended September 30, 1999:                                  (in millions)
      Operating revenues                      $  2,991      $  384     $ 302      $  686      $ 66       $    (7)       $  3,736
      Segment net income (loss)                    568         135       (41)         94       (39)           (8)            615
    Nine Months Ended September 30, 1999:
      Operating revenues                         7,116       1,223       488       1,711       165           (23)          8,969
      Segment net income (loss)                  1,000         281       (22)        259       (84)          (22)          1,153
    Total assets at September 30, 1999         $25,254       9,660     4,117      13,777     1,203        (2,009)         38,225
    --------------------------------------------------------------------------------------------------------------- ---------------

    Three Months Ended September 30, 1998:
      Operating revenues                         $2,977     $  400      $  34    $  434      $  50       $   (4)         $ 3,457
      Segment net income (loss)                     497         51          7        58        (33)          (5)             517
    Nine Months Ended September 30, 1998:
      Operating revenues                          7,362      1,286        101     1,387        126          (10)           8,865
      Segment net income (loss)                     953        142         14       156        (69)         (11)           1,029
    Total assets at December 31, 1998            24,421      9,578      2,869    12,447      1,438       (2,114)          36,192
    --------------------------------------------------------------------------------------------------------------- ---------------

                                       70

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

(F) Reference is made to Notes 3 and 7 to each of the registrant's financial statements, except SAVANNAH'S, in Item 8 of the Form 10-K for a discussion of the FERC orders in proceedings regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts and a discussion of the long-term power sales agreements. On October 14, 1999, the FERC approved a settlement agreement relating to the proceedings pending at the FERC which provides for an equity return of 11% under the formula rates. These rates are effective as of January 5, 1999 for three unit power sales contracts, and as of July 1, 1999 for the other contracts. Since the rates were placed in effect on July 1, 1999 under an interim order of the FERC, a total refund of approximately $4 million ($2.9 million for ALABAMA, $0.7 million for GEORGIA and $0.4 million for GULF) is required to reflect the change in the equity return from 12.5% to 11% under the three unit power sales contracts for the period January 5, 1999 through June 30, 1999. A liability for the refund is reflected in the September 30, 1999 balance sheet of the affected registrants.

(G) During the first nine months of 1999, statutory business trusts, formed by ALABAMA and GEORGIA of which such companies own all the common securities, issued mandatorily redeemable preferred securities as follows: (in thousands)

                                                                                         Maturity Date
         Company              Date of Issue       Amount        Rate        Notes          of Notes
         -------              -------------       ------        ----        -----       -------------
         ALABAMA                 2/25/99         $50,000     Auction         $51,550        2/28/2029
         GEORGIA                 2/25/99        $200,000      6.85%         $206,186        3/31/2029

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

(J) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a class action charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. This action has been settled for an insignificant amount, and the case has been dismissed.

(K) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings in excess of a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings in excess of the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized, as a reduction to revenue, $77 million in the third quarter for potential rate refunds related to two-thirds of estimated earnings in excess of 12.5% return.

     Under a previous three-year accounting order ending December 1998, GEORGIA's earnings were evaluated against a retail return on common equity range of 10% to 12.5%. Earnings in excess of 12.5% were used to accelerate the depreciation of electric plant. For earnings in excess of the 12.5% retail return, GEORGIA recorded charges of $113.8 million and $281.3 million, respectively, during the third quarter and year-to-date 1998.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(M) In 1998, the Georgia PSC approved a new accounting order for SAVANNAH. Under this order, SAVANNAH will reduce electric rates to its small business customers, expense additional storm damage accruals and accrue additional depreciation on generating assets. For additional information concerning the four-year accounting order approved by the Georgia PSC in June 1998, reference is made to Note 3 to the financial statements of SAVANNAH in Item 8 of the Form 10-K.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama. Effective with the bankruptcy filing in January 1999, Mobile Energy is accounted for under the equity method, rather than being consolidated as before. As a result of recent settlement discussions with Kimberly-Clark Corporation and the bondholders, Southern Energy reevaluated possible outcomes of the negotiations and recorded an after-tax write down of $69 million primarily representing SOUTHERN's equity investment in Mobile Energy. At September 30, 1999, Mobile Energy had total assets of $380 million and senior debt outstanding of $193 million of first mortgage bonds and $73 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. As of September 30, 1999, under an agreement with the bondholders, SOUTHERN had paid $38,272,000 pursuant to the guarantees. SOUTHERN continues to have guarantees outstanding of certain potential environmental and other obligations of Mobile Energy that represent a maximum contingent liability of $21 million at September 30, 1999. The ultimate outcome of this matter cannot now be determined.

(O) In 1998, SOUTHERN's Board of Directors authorized SOUTHERN to make open market purchases of its common stock in an aggregate amount not to exceed $300 million through March 31, 1999. The purpose of the program was to provide shares of common stock for the purchase requirements of SOUTHERN's various stockholder, employee and outside director stock purchase plans. Under the program, 4.4 million shares had been repurchased and 2.4 million shares were reissued.

     Also, in April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The program does not establish a target stock price or timetable for specific repurchases. Under this program, 25,821,200 shares have been repurchased through November 9, 1999, with funding provided from SOUTHERN's commercial paper program.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.


        (1) On November 3, 1999, the United States of America, acting at the request of the EPA, brought a civil action in the U. S. District Court for the Northern District of Georgia against ALABAMA, GEORGIA and SCS. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to coal-fired generating facilities at ALABAMA's Barry, Gorgas and Miller plants and GEORGIA's Bowen and Scherer plants and requests civil penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units.

                  The EPA concurrently issued a notice of violation to the operating companies and SCS relating to ALABAMA's Barry, Gaston, Gorgas, Greene County and Miller plants, GEORGIA's Bowen and Scherer plants, GULF's Crist plant, MISSISSIPPI's Watson plant and SAVANNAH's Kraft plant.

                  The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. SOUTHERN believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

                  Although the outcome of this matter cannot presently be determined, a result adverse to SOUTHERN could require the expenditure of substantial additional capital at its existing plants and possibly require payment of substantial penalties.


           (2) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.

                        Exhibits 15   -   Letter re: unaudited interim financial
                                          information
                                          (a)      ALABAMA
                                          (b)      GEORGIA

                        Exhibit 24 -      (a) Powers of Attorney  and
                                           resolutions.(Designated in the Form
                                           10-K for the year  ended
                                           December 31, 1998, File Nos. 1-3526,
                                           1-3164, 1-6468,  0-2429,  0-6849 and
                                           1-5072 as Exhibits 24(a), 24(b),
                                           24(c), 24(d), 24(e) and 24(f),
                                           respectively, and incorporated
                                           herein by reference.)

Item 6.          Exhibits and Reports on Form 8-K.  (Continued)


                                      -   (b)  Power of Attorney for GEORGIA.
                                          (Designated in the Form 10-Q for the
                                           quarter ended June 30, 1999,
                                           File No. 1-6468, as Exhibit 24(b).)

                        Exhibits 27   -   Financial Data Schedule
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
(f)      SAVANNAH

                 (b) Reports on Form 8-K.

                        ALABAMA filed Current Reports on Form 8-K dated
                            August 13, 1999 and September 21, 1999:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        GULF filed a Current Report on Form 8-K dated
                            August 17, 1999:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                                                 Date:  November 11, 1999

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

                                                     Date:  November 11, 1999

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


                                                       Date:  November 11, 1999

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


                                                      Date:  November 11, 1999

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


                                                      Date:  November 11, 1999

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

                                                       Date:  November 11, 1999