Form 10-Q
period 2000-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 2000-05-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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
                                     (A Georgia Corporation)
                                     600 East Bay Street
                                     Savannah, Georgia 31401
                                     (912) 644-7171

==================================== ====================================================== ========================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____



                                                         Description of                                 Shares Outstanding
Registrant                                               Common Stock                                   at April 30, 2000
The Southern Company                                     Par Value $5 Per Share                         648,623,748
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635

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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2000

                                                                                                                              Page

                                                                                                                             Number

DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company

                Condensed Statements of Income.....................................................................           18
                Condensed Statements of Cash Flows.................................................................           19
                Condensed Balance Sheets...........................................................................           20
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           22
                Exhibit 1 - Report of Independent Public Accountants...............................................           25
             Georgia Power Company

                Condensed Statements of Income.....................................................................           27
                Condensed Statements of Cash Flows.................................................................           28
                Condensed Balance Sheets...........................................................................           29
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
                Exhibit 1 - Report of Independent Public Accountants...............................................           35
             Gulf Power Company

                Condensed Statements of Income.....................................................................           37
                Condensed Statements of Cash Flows.................................................................           38
                Condensed Balance Sheets...........................................................................           39
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           41
             Mississippi Power Company

                Condensed Statements of Income.....................................................................           45
                Condensed Statements of Cash Flows.................................................................           46
                Condensed Balance Sheets...........................................................................           47
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           49
             Savannah Electric and Power Company

                Condensed Statements of Income.....................................................................           53
                Condensed Statements of Cash Flows.................................................................           54
                Condensed Balance Sheets...........................................................................           55
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           57
             Notes to the Condensed Financial Statements...........................................................           60
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           61
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................           65
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           65
         Signatures ...............................................................................................           67



                                   DEFINITIONS

TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia Limited
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1999
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. including SOUTHERN subsidiaries managed or controlled by
                                                 Southern Energy
SOUTHERN system.............................     SOUTHERN, integrated Southeast utilities, Southern Energy, and other subsidiaries
TVA.........................................     Tennessee Valley Authority
WPD.........................................     Western Power Distribution (United Kingdom) (formerly South
                                                 Western Electricity plc)


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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                        For the Three Months
                                                                                                          Ended March 31,
                                                                                                       2000             1999
                                                                                                  ---------------- ----------------
                                                                                                  ---------------------------------
                                                                                                                   (in thousands)
Operating Revenues:
Retail sales                                                                                           $1,782,708       $1,674,783
Sales for resale                                                                                          177,929          166,211
Southern Energy revenues                                                                                  520,984          521,554
Other revenues                                                                                             90,966           79,017
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Total operating revenues                                                                                2,572,587        2,441,565
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Operating Expenses:
Operation --
Fuel                                                                                                      648,749          512,466
Purchased power                                                                                           104,421          274,426
Other                                                                                                     471,796          487,069
Maintenance                                                                                               241,178          221,286
Depreciation and amortization                                                                             377,292          315,081
Taxes other than income taxes                                                                             159,775          146,262
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Total operating expenses                                                                                2,003,211        1,956,590
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Operating Income                                                                                          569,376          484,975
Other Income:
Interest income                                                                                            27,325           29,486
Equity in earnings of unconsolidated subsidiaries                                                          21,157           94,681
Other, net                                                                                                 46,659           26,712
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Earnings Before Interest and Income Taxes                                                                 664,517          635,854
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                                                                200,349          166,353
Interest on notes payable                                                                                  67,104           27,457
Amortization of debt discount, premium and expense, net                                                     8,577            9,020
Other interest charges, net                                                                                 2,704           13,197
Minority interests in subsidiaries                                                                         30,068           21,343
Distributions on capital and preferred securities of subsidiaries                                          44,066           43,767
Preferred dividends of subsidiaries                                                                         4,695            5,633
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Total interest charges and other, net                                                                     357,563          286,770
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Earnings Before Income Taxes                                                                              306,954          349,084
Income taxes                                                                                               61,510          124,768
                                                                                                  ---------------- ----------------
                                                                                                  ---------------- ----------------
Consolidated Net Income                                                                                  $245,444         $224,316
                                                                                                  ================ ================
                                                                                                  ================ ================
Common Stock Data:
Average number of shares of common stock outstanding (in thousands)                                       653,134          698,527

Basic and diluted earnings per share of common stock                                                        $0.38            $0.32

Cash dividends paid per share of common stock                                                              $0.335           $0.335







 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                    2000              1999
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Consolidated net income                                                                               $245,444          $224,316
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          407,671           357,985
Deferred income taxes and investment tax credits                                                         9,695            33,503
Equity in earnings of unconsolidated subsidiaries                                                      (21,157)          (94,681)
Other, net                                                                                             (14,437)           35,896
Changes in certain current assets and liabilities
excluding effects from acquisitions --
Receivables, net                                                                                       161,770           160,663
Fossil fuel stock                                                                                       (1,879)          (64,830)
Materials and supplies                                                                                 (10,264)           (3,573)
Accounts payable                                                                                      (148,196)         (321,441)
Other                                                                                                 (292,500)         (138,575)
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            336,147           189,263
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (539,599)         (504,592)
Southern Energy business acquisitions, net of cash acquired                                               (918)          (38,570)
Other                                                                                                  (84,914)          (53,934)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (625,431)         (597,096)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              617,416           476,648
Proceeds --
Other long-term debt                                                                                   521,812           348,271
Capital and preferred securities                                                                             -           250,000
Common stock                                                                                                43            23,705
Retirements/repurchases --
First mortgage bonds                                                                                  (200,000)         (504,000)
Other long-term debt                                                                                   (88,612)         (223,355)
Preferred stock                                                                                           (279)          (85,679)
Common stock repurchased                                                                              (414,298)                -
Payment of common stock dividends                                                                     (220,557)         (233,879)
Other                                                                                                   78,436            38,864
                                                                                              ----------------- -----------------
Net cash provided from financing activities                                                            293,961            90,575
                                                                                              ----------------- -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                     4,677          (317,258)
Cash and Cash Equivalents at Beginning of Year                                                         466,416           871,353
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Year                                                              $471,093          $554,095
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $340,050          $286,368
Income taxes (net of refunds)                                                                           $4,648           $25,057
Southern Energy business acquisitions --
Fair value of assets acquired                                                                             $918           $38,570
Less cash paid for common stock                                                                            918            38,570
                                                                                              ----------------- -----------------
Liabilities assumed                                                                                          -                 -
                                                                                              ================= =================


                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.



                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At March 31,
                                                                                              2000            At December 31,
Assets                                                                                    (Unaudited)              1999
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                                       $ 471,093            $ 466,416
Special deposits                                                                                   51,911               72,490
Receivables, less accumulated provisions for uncollectible accounts
of $71,068 at March 31, 2000 and $80,765 at December 31, 1999                                   1,395,144            1,629,980
Unrecovered retail fuel clause revenue                                                            216,572              243,791
Fossil fuel stock, at average cost                                                                312,514              310,635
Materials and supplies, at average cost                                                           595,344              585,080
Other                                                                                             271,408              198,823
                                                                                       -------------------  -------------------
Total current assets                                                                            3,313,986            3,507,215
                                                                                       -------------------  -------------------
Property, Plant, and Equipment:
In service                                                                                     36,918,270           36,763,700
Less accumulated provision for depreciation                                                    14,345,511           14,075,044
                                                                                       -------------------  -------------------
                                                                                               22,572,759           22,688,656
Nuclear fuel, at amortized cost                                                                   204,068              226,124
Construction work in progress                                                                   1,916,514            1,629,701
                                                                                       -------------------  -------------------
Total property, plant, and equipment                                                           24,693,341           24,544,481
                                                                                       -------------------  -------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                               1,355,738            1,376,357
Property rights, net of accumulated amortization
of $249,391 at March 31, 2000 and $226,866 at December 31, 1999                                 2,185,415            2,202,206
Goodwill, net of accumulated amortization
of $178,437 at March 31, 2000 and $163,560 at December 31, 1999                                 2,090,904            2,105,859
Other intangibles, net of accumulated amortization
of $17,048 at March 31, 2000 and $13,308 at December 31, 1999                                     443,187              446,927
Nuclear decommissioning trusts                                                                    703,734              658,567
Leveraged leases                                                                                  550,716              556,419
Other                                                                                             653,848              578,231
                                                                                       -------------------  -------------------
Total other property and investments                                                            7,983,542            7,924,566
                                                                                       -------------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          963,317              987,144
Prepaid pension costs                                                                             627,455              590,274
Debt expense, being amortized                                                                     142,081              145,092
Premium on reacquired debt, being amortized                                                       212,235              217,125
Other                                                                                             515,557              457,770
                                                                                       -------------------  -------------------
Total deferred charges and other assets                                                         2,460,645            2,397,405
                                                                                       -------------------  -------------------
                                                                                       -------------------  -------------------

Total Assets                                                                                  $38,451,514          $38,373,667
                                                                                       ===================  ===================









                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At March 31,
                                                                                              2000            At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)              1999
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 378,919            $ 576,299
Notes payable                                                                                   4,526,196            3,915,258
Accounts payable                                                                                  692,587              895,456
Customer deposits                                                                                 136,326              132,555
Taxes accrued --
Income taxes                                                                                      196,481              155,326
Other                                                                                             191,288              263,899
Interest accrued                                                                                  237,452              281,272
Vacation pay accrued                                                                              119,711              120,360
Other                                                                                             647,593              793,334
                                                                                       -------------------  -------------------
Total current liabilities                                                                       7,126,553            7,133,759
                                                                                       -------------------  -------------------
                                                                                       -------------------  -------------------
Long-term debt                                                                                 12,140,624           11,746,596
                                                                                       -------------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                               4,490,303            4,504,896
Deferred credits related to income taxes                                                          614,343              639,921
Accumulated deferred investment tax credits                                                       685,930              693,422
Employee benefits provisions                                                                      526,971              513,395
Prepaid capacity revenues                                                                          74,574               79,703
Other                                                                                             534,769              437,689
                                                                                       -------------------  -------------------
Total deferred credits and other liabilities                                                    6,926,890            6,869,026
                                                                                       -------------------  -------------------
                                                                                       -------------------  -------------------
Minority interests in subsidiaries                                                                751,271              724,610
                                                                                       -------------------  -------------------
                                                                                       -------------------  -------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                                                2,326,015            2,326,835
                                                                                       -------------------  -------------------
Cumulative preferred stock of subsidiaries                                                        368,230              368,509
                                                                                       -------------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
Authorized -- 1 billion shares
Issued   -- March 31, 2000:  700,621,976 shares;
 -- December 31, 1999:  700,620,486 shares                                                      3,503,110            3,503,102
Paid-in capital                                                                                 2,480,307            2,480,198
Treasury, at cost -- March 31, 2000:  51,998,228 shares;
  -- December 31, 1999:  34,824,901 shares                                                     (1,333,396)            (918,972)
Retained earnings                                                                               4,257,223            4,232,399
Accumulated other comprehensive income                                                            (95,313)             (92,395)
                                                                                       -------------------  -------------------
Total common stockholders' equity                                                               8,811,931            9,204,332
                                                                                       -------------------  -------------------

Total Liabilities and Stockholders' Equity                                                    $38,451,514          $38,373,667
                                                                                       ===================  ===================





                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                               ----------------------------------------
                                                    2000                  1999
                                              ----------------------------------------
                                                                   (in thousands)

Consolidated net income                                $245,444              $224,316
Other comprehensive income:
Foreign currency translation adjustments                 (4,489)             (164,137)
Related income tax benefits                               1,571                57,448
                                               ------------------    ------------------
CONSOLIDATED COMPREHENSIVE INCOME                      $242,526              $117,627
                                              ==================    ==================



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
        CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME


                                         At March 31,
                                             2000             At December 31,
                                          (Unaudited)              1999
                                       ----------------------------------------
                                                   (in thousands)

Balance at beginning of period                  ($92,395)              $15,400
Change in current period                          (2,918)             (107,795)
                                       ------------------    ------------------
BALANCE AT END OF PERIOD                        ($95,313)             ($92,395)
                                       ==================    ==================




 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 2000 vs. FIRST QUARTER 1999

RESULTS OF OPERATIONS

SOUTHERN's traditional business is primarily represented by its five integrated Southeast utilities, which provide electric service in four states. Another significant portion of SOUTHERN's business is represented by Southern Energy, which owns and manages domestic and international businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period result from such acquisitions. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to the planned initial public offering and subsequent spin-off of Southern Energy.

Earnings

SOUTHERN's consolidated net income for the first quarter of 2000 was $245 million ($0.38 per share) compared to $224 million ($0.32 per share) for the corresponding period of 1999. Earnings for the integrated Southeast utilities increased during the first quarter of 2000 when compared to the same period in 1999 by $8 million or 3.8% due primarily to increased operating revenues. Earnings for Southern Energy in the first quarter of 2000 rose $13 million or 14.9% above the amount recorded in the same period of the prior year. The increase in Southern Energy's earnings is mainly due to the growing profitability from its Asian business units primarily due to the Sual generating units being placed in service during the latter part of 1999.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                                 -----------------------------
                                                          First Quarter

                                                 (in thousands)        %
Operating revenues...............................  $131,022            5.4
Fuel expense.....................................   136,283           26.6
Purchased power expense..........................  (170,005)         (61.9)
Maintenance expense..............................    19,892            9.0
Depreciation and amortization expense............    62,211           19.7
Equity in earnings of unconsolidated subsidiaries   (73,524)         (77.7)
Other, net.......................................    19,947           74.7
Interest on long-term debt.......................    33,996           20.4
Interest on notes payable........................    39,647          144.4

     Operating revenues. For the integrated Southeast utilities, operating revenues increased $123 million or 6.6% during the first quarter of 2000 over the corresponding period in 1999 due primarily to a $108 million increase in retail revenues. Retail revenues increased as a result of growth in the number of customers and increased demand for energy. Energy sales to residential, commercial and industrial customers were up by 3.9%, 7.5% and 2.9%, respectively.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. These expenses for the integrated Southeast utilities were up $53 million or 11.3% when compared to the corresponding period in 1999, due primarily to higher demand for energy. Southern Energy's fuel expense in the first quarter of 2000 was up $84 million or 200.5% from the same period in 1999. This increase is primarily due to the acquisitions in 1999 of generating assets in New York and California.

     Purchased power expense. The first quarter 2000 decrease is attributed primarily to Southern Energy which had a decrease of $198 million or 86.8% due to the sale of SWEB's supply business and was partially offset by a $27 million increase in purchased power expense at the integrated Southeast utilities.

     Maintenance expense. Maintenance expenses were up $13 million or 6.3% for the integrated Southeast utilities during the first quarter of 2000 as compared to the same period in the prior year. The increase was primarily due to maintenance performed on steam and nuclear power generation facilities and distribution lines. Southern Energy's first quarter 2000 maintenance expenses were up $8 million or 28.9% from the corresponding period in 1999. The increase was primarily due to the acquisitions in 1999 of generating assets in New York and California.

     Depreciation and amortization expense. This expense for the integrated Southeast utilities increased $29 million in the first quarter of 2000 as compared to the corresponding period in 1999, principally due to accelerated amortization of $36.6 million recorded by GEORGIA under a three-year rate order. See Note (H) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order. Depreciation and amortization expense for Southern Energy during the first quarter of 2000 increased $32 million or 58.7% primarily due to the increase in assets in Asia and North America.

     Equity in earnings of unconsolidated subsidiaries. During the first quarter of 2000, the decrease in this item when compared to the same period in 1999 is attributed to Southern Energy. The decrease is a direct result of the $54 million settlement recognized during the first quarter of 1999 representing Southern Energy's claims against a contractor relating to the Shajiao C construction project in China and the improvement in profitability of the Shajiao C operation which was partially offset by other related expenses and income taxes included in other income accounts,and a decrease in the sales price of electricity at BEWAG due to the onset of deregulation and price competition in Germany.

     Other, net. The first quarter of 2000 increased when compared to the corresponding period in 1999 due primarily to Southern Energy. This increase is primarily the result of recovery of $29 million in receivables related to Shajiao C reserved as uncollectible in 1999 which were partially offset by various contract settlements and gains on asset sales that were recognized during the first quarter of 1999.

     Interest on long-term debt. The increase in this item during the first quarter of 2000 from the amount recorded in 1999 primarily reflects Southern Energy's higher outstanding long-term debt.

     Interest on notes payable. This first quarter 2000 increase in interest on notes payable when compared to the same period in 1999 is attributed primarily to Southern Energy which had an increase of $23 million and, to a lesser extent, SOUTHERN which had an increase of $11 million as a result of borrowings in connection with its recently completed common stock repurchase program.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant. For additional information relating to Southern Energy and other businesses, see Item 1 - BUSINESS - "Southern Energy" and "Other Business" in the Form 10-K. Also, reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to the planned initial public offering and subsequent spin-off of Southern Energy.

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

     On December 20, 1999, the FERC issued its final rule on RTOs. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K for information on this matter.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Protection Agency Litigation" and Note 3 to the financial statements of SOUTHERN in the Form 10-K for information on EPA litigation.

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

     Reference is made to Notes (B) through (D), (F) through (J), (L), (M) and
(O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 2000 included $539.6 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations, short-term borrowings and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details. Reference is made to the SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income.

Financing Activities

During the first three months of 2000, maturities of the integrated Southeast utilities' first mortgage bonds totaled $200 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of its outstanding short-term indebtedness. In March 2000, MISSISSIPPI issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance was applied to repay a portion of its outstanding short-term indebtedness.

     Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for discussion of a program to repurchase SOUTHERN's common stock.

     The market price of SOUTHERN's common stock at March 31, 2000 was $21.75 per share and the book value was $13.59 per share, representing a market-to-book ratio of 160%, compared to $23.50, $13.82 and 170%, respectively, at the end of 1999. The dividend for the first quarter of 2000 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $379 million will be required by March 31, 2001, for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 2000, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 2000, approximately $471.1 million of cash and cash equivalents and approximately $5.9 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. At March 31, 2000, the system companies had outstanding approximately $2.2 billion of short-term notes payable and $2.3 billion of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY


                                                         ALABAMA POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                            2000             1999
                                                                       ---------------- ----------------
                                                                       (in thousands)
Operating Revenues:
Retail sales                                                                  $606,126         $567,900
Sales for resale --
Non-affiliates                                                                  96,131           85,565
Affiliates                                                                      28,669           47,101
Other revenues                                                                  15,251           13,758
                                                                       ---------------- ----------------
Total operating revenues                                                       746,177          714,324
                                                                       ---------------- ----------------
Operating Expenses:
Operation --
Fuel                                                                           195,074          188,014
Purchased power --
Non-affiliates                                                                  18,872            7,580
Affiliates                                                                      26,865           27,427
Other                                                                          112,246          117,896
Maintenance                                                                     76,834           70,774
Depreciation and amortization                                                   90,472           87,182
Taxes other than income taxes                                                   54,152           53,061
                                                                       ---------------- ----------------
Total operating expenses                                                       574,515          551,934
                                                                       ---------------- ----------------
Operating Income                                                               171,662          162,390
Other Income:
Interest income                                                                  5,926            9,446
Equity in earnings of unconsolidated subsidiaries                                  859              768
Other, net                                                                      (1,082)          (5,503)
                                                                       ---------------- ----------------
Earnings Before Interest and Income Taxes                                      177,365          167,101
                                                                       ---------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                                      52,052           45,060
Interest on notes payable                                                        2,942            2,675
Amortization of debt discount, premium and expense, net                          2,839            2,718
Other interest charges, net                                                      1,075            6,091
Distributions on preferred securities of subsidiary                              6,336            5,831
                                                                       ---------------- ----------------
Total interest charges and other, net                                           65,244           62,375
                                                                       ---------------- ----------------
Earnings Before Income Taxes                                                   112,121          104,726
Income taxes                                                                    40,641           37,776
                                                                        ---------------- ----------------
Net Income                                                                      71,480           66,950
Dividends on Preferred Stock                                                     3,968            3,875
                                                                       ---------------- ----------------
Net Income After Dividends on Preferred Stock                                  $67,512          $63,075
                                                                       ================ ================




                 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                                                     ALABAMA POWER COMPANY
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                    2000              1999
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                             $71,480           $66,950
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          101,947           102,538
Deferred income taxes and investment tax credits, net                                                   (2,423)            2,526
Other, net                                                                                             (22,451)           17,640
Changes in certain current assets and liabilities --
Receivables, net                                                                                        40,702            73,983
Fossil fuel stock                                                                                       (8,814)          (17,231)
Materials and supplies                                                                                  (7,327)             (325)
Accounts payable                                                                                       (48,113)         (101,665)
Energy cost recovery, retail                                                                            23,037            22,450
Other                                                                                                  (17,973)          (32,377)
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            130,065           134,489
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (193,894)         (142,065)
Other                                                                                                   (2,365)          (21,592)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (196,259)         (163,657)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              274,871           322,653
Proceeds --
Preferred securities                                                                                         -            50,000
Redemptions --
First mortgage bonds                                                                                  (100,000)         (300,000)
Other long-term debt                                                                                    (1,685)             (246)
Preferred stock                                                                                              -           (50,000)
Payment of preferred stock dividends                                                                    (4,028)           (4,487)
Payment of common stock dividends                                                                     (103,600)          (98,000)
Other                                                                                                      (20)           (3,096)
                                                                                              ----------------- -----------------
Net cash provided from (used for) financing activities                                                  65,538           (83,176)
                                                                                              ----------------- -----------------
Net Change in Cash and Cash Equivalents                                                                   (656)         (112,344)
Cash and Cash Equivalents at Beginning of Period                                                        19,475           134,248
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                             $18,819           $21,904
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                   $50,316           $60,563
Income taxes (net of refunds)                                                                             $529          ($14,000)







              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000             At December 31,
Assets                                                                                (Unaudited)              1999
                                                                                   ------------------    ------------------
                                                                                                         (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 18,819              $ 19,475
Receivables --
Customer accounts receivable                                                                 230,138               265,900
Unrecovered retail fuel clause revenue                                                       145,590               168,627
Other accounts and notes receivable                                                           33,827                42,137
Affiliated companies                                                                          43,976                40,083
Accumulated provision for uncollectible accounts                                              (4,749)               (4,117)
Refundable income taxes                                                                       18,106                17,997
Fossil fuel stock, at average cost                                                            93,396                84,582
Materials and supplies, at average cost                                                      174,964               167,637
Other                                                                                         88,978                46,011
                                                                                   ------------------    ------------------
Total current assets                                                                         843,045               848,332
                                                                                   ------------------    ------------------
Property, Plant, and Equipment:
In service                                                                                11,867,549            11,783,078
Less accumulated provision for depreciation                                                4,960,488             4,901,384
                                                                                   ------------------    ------------------
                                                                                           6,907,061             6,881,694
Nuclear fuel, at amortized cost                                                               97,781               106,836
Construction work in progress                                                                788,994               715,153
                                                                                   ------------------    ------------------
Total property, plant, and equipment                                                       7,793,836             7,703,683
                                                                                   ------------------    ------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                             33,179                34,891
Nuclear decommissioning trusts                                                               281,192               286,653
Other                                                                                         14,790                12,156
                                                                                   ------------------    ------------------
Total other property and investments                                                         329,161               333,700
                                                                                   ------------------    ------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     328,843               330,405
Prepaid pension costs                                                                        226,731               213,971
Debt expense, being amortized                                                                  9,401                 9,563
Premium on reacquired debt, being amortized                                                   81,902                83,895
Department of Energy assessments                                                              27,685                27,685
Other                                                                                        100,392                97,470
                                                                                   ------------------    ------------------
Total deferred charges and other assets                                                      774,954               762,989
                                                                                   ------------------    ------------------

Total Assets                                                                              $9,740,996            $9,648,704
                                                                                   ==================    ==================



           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                            20

                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000             At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)              1999
                                                                                   ------------------    ------------------
                                                                                                         (in thousands)
Current Liabilities:
Securities due within one year                                                                $  903              $100,943
Notes payable                                                                                371,695                96,824
Accounts payable --
Affiliated                                                                                    81,506                91,315
Other                                                                                         98,193               140,842
Customer deposits                                                                             33,100                31,704
Taxes accrued --
Income taxes                                                                                 146,490               100,569
Other                                                                                         35,439                18,295
Interest accrued                                                                              38,467                26,365
Vacation pay accrued                                                                          30,112                30,112
Other                                                                                         35,978                84,267
                                                                                   ------------------    ------------------
Total current liabilities                                                                    871,883               721,236
                                                                                   ------------------    ------------------
Long-term debt                                                                             3,189,401             3,190,378
                                                                                   ------------------    ------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          1,237,375             1,240,344
Deferred credits related to income taxes                                                     260,807               265,102
Accumulated deferred investment tax credits                                                  257,556               260,367
Employee benefits provisions                                                                  83,342                82,298
Prepaid capacity revenues                                                                     74,574                79,703
Other                                                                                        148,834               155,901
                                                                                   ------------------    ------------------
Total deferred credits and other liabilities                                               2,062,488             2,083,715
                                                                                   ------------------    ------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           347,000               347,000
                                                                                   ------------------    ------------------
Cumulative preferred stock                                                                   317,512               317,512
                                                                                   ------------------    ------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
Authorized  - 6,000,000 shares
Outstanding - 5,608,955 shares
Par value                                                                                    224,358               224,358
Paid-in capital                                                                            1,538,992             1,538,992
Premium on preferred stock                                                                        99                    99
Retained earnings                                                                          1,189,263             1,225,414
                                                                                   ------------------    ------------------
Total common stockholder's equity                                                          2,952,712             2,988,863
                                                                                   ------------------    ------------------

Total Liabilities and Stockholder's Equity                                                $9,740,996            $9,648,704
                                                                                   ==================    ==================




           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2000 vs. FIRST QUARTER 1999

RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 2000 was $67.5 million compared to $63.1 million for the corresponding period of 1999. First quarter earnings increased $4.4 million or 7% primarily due to an increase in operating revenues, which was partially offset by an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:
                                                   Increase (Decrease)
                                             ----------------------------------
                                                         First Quarter
                                             ----------------------------------
                                                (in thousands)         %
Retail sales................................      $38,226              6.7
Sales for resale--non-affiliates............        10,566             12.3
Sales for resale - affiliates ..............      (18,432)           (39.1)
Purchased power - non-affiliates............       11,292            149.0
Maintenance expense.........................        6,060              8.6
Interest income.............................       (3,520)           (37.3)
Interest on long-term debt..................        6,992             15.5
Other interest charges, net.................       (5,016)           (82.4)


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenues increased for the first quarter 2000 due primarily to a 3.1% increase in retail energy sales. Retail energy sales increased by 2.3%, 7.5% and 1.5% to residential, commercial and industrial customers, respectively.

     Sales for resale-non-affiliates. Increased revenues from unit power energy sales was the primary reason for the increase in the first quarter 2000 as compared to the same period in 1999. Energy is usually sold at variable cost and has no significant impact on net income.

     Sales for resale-affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Purchased power - non-affiliates. Increased amounts of purchased power were needed to meet territorial demand in the first quarter of 2000 to offset decreased nuclear and hydro power generation related to a refueling outage and lower stream flows, respectively.

     Maintenance expense. These expenses increased due primarily to maintenance performed on the fossil and nuclear power generation facilities.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Interest income. This item was lower for the first quarter of 2000 when compared to the first quarter of 1999 due primarily to a decrease in recognized gains on investments held by the nuclear decommissioning trust. Interest income related to the nuclear decommissioning trust was offset by a concurrent reduction of other interest charges in accordance with FERC requirements.

     Interest on long-term debt. This first quarter 2000 increase compared to the same period in 1999 is primarily due to the issuance of senior notes during the last half of 1999.

     Other interest charges, net. The decrease in other interest charges for the first quarter 2000 is primarily attributable to an increase in Allowance for Funds Used During Construction resulting in a larger credit to interest expense than was recorded in the corresponding period for 1999. Also, there was a decrease in interest charges related to the nuclear decommissioning trust, which was offset by a concurrent reduction of interest income in accordance with FERC requirements.

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

     On December 20, 1999, the FERC issued its final rule on RTOs. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K for information on this matter.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation.

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

     Reference is made to Notes (B), (C), (F), (G) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 2000 included the addition of approximately $193.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 2000, maturities of first mortgage bonds by ALABAMA totaled $100 million. ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 2000, approximately $18.8 million of cash and cash equivalents and had unused committed lines of credit of approximately $907 million (including $418 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At March 31, 2000, ALABAMA had outstanding $322 million of commercial paper and $50 million of extendible commercial notes.

                                                                    Exhibit 1
                                ARTHUR ANDERSEN




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 2000, and the related condensed statements of income for the three-month periods ended March 31, 2000 and 1999 and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1999 (not presented herein) and, in our report dated February 16, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Arthur Andersen LLP
Birmingham, Alabama
May 9, 2000
                                       25

                              GEORGIA POWER COMPANY

                                                         GEORGIA POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                      2000             1999
                                                                                 ---------------- ----------------
                                                                                 (in thousands)
Operating Revenues:
Retail sales                                                                            $909,028         $861,777
Sales for resale --
Non-affiliates                                                                            43,689           41,755
Affiliates                                                                                11,933            7,906
Other revenues                                                                            26,989           19,492
                                                                                 ---------------- ----------------
Total operating revenues                                                                 991,639          930,930
                                                                                 ---------------- ----------------
Operating Expenses:
Operation --
Fuel                                                                                     210,907          178,212
Purchased power --
Non-affiliates                                                                            43,110           32,158
Affiliates                                                                                47,740           54,921
Other                                                                                    158,983          168,282
Maintenance                                                                               98,133           91,536
Depreciation and amortization                                                            157,767          132,435
Taxes other than income taxes                                                             51,613           49,002
                                                                                 ---------------- ----------------
Total operating expenses                                                                 768,253          706,546
                                                                                 ---------------- ----------------
Operating Income                                                                         223,386          224,384
Other Income (Expense):
Interest income                                                                              408              250
Equity in earnings of unconsolidated subsidiaries                                            853              733
Other, net                                                                                (6,225)          (6,637)
                                                                                 ---------------- ----------------
Earnings Before Interest and Income Taxes                                                218,422          218,730
                                                                                 ---------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                                                38,872           41,111
Interest on notes payable                                                                  8,155            4,216
Amortization of debt discount, premium and expense, net                                    2,710            3,700
Other interest charges, net                                                               (2,760)           1,129
Distributions on preferred securities of subsidiary                                       14,776           14,971
                                                                                 ---------------- ----------------
Total interest charges and other, net                                                     61,753           65,127
                                                                                 ---------------- ----------------
Earnings Before Income Taxes                                                             156,669          153,603
Income taxes                                                                              62,800           60,821
                                                                                  ---------------- ----------------
Net Income                                                                                93,869           92,782
Dividends on Preferred Stock                                                                 170            1,201
                                                                                  ---------------- ----------------
Net Income After Dividends on Preferred Stock                                           $ 93,699         $ 91,581
                                                                                 ================ ================





                 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.




                                                    GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2000            1999
                                                                                              --------------- ----------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $93,869          $92,782
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                        165,288          149,086
Deferred income taxes and investment tax credits, net                                                (11,679)          (1,894)
Other, net                                                                                            28,602            7,003
Changes in certain current assets and liabilities --
Receivables, net                                                                                      48,673           86,184
Fossil fuel stock                                                                                      7,412          (37,135)
Materials and supplies                                                                                (1,361)            (613)
Accounts payable                                                                                     (65,168)         (90,358)
Energy cost recovery, retail                                                                          (9,930)          10,997
Other                                                                                                 (3,060)         (28,486)
                                                                                              --------------- ----------------
Net cash provided from operating activities                                                          252,646          187,566
                                                                                              --------------- ----------------
Investing Activities:
Gross property additions                                                                            (212,360)        (163,030)
Other                                                                                                (74,899)         (26,920)
                                                                                              --------------- ----------------
Net cash used for investing activities                                                              (287,259)        (189,950)
                                                                                              --------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            (50,097)          97,308
Proceeds --
Other long-term debt                                                                                 300,000          100,000
Preferred securities                                                                                       -          200,000
Retirements --
First mortgage bonds                                                                                (100,000)        (204,000)
Preferred stock                                                                                         (279)         (35,679)
Payment of preferred stock dividends                                                                    (125)              38
Payment of common stock dividends                                                                   (136,500)        (133,100)
Other                                                                                                    (43)         (20,576)
                                                                                              --------------- ----------------
Net cash provided from financing activities                                                           12,956            3,991
                                                                                              --------------- ----------------
Net Change in Cash and Cash Equivalents                                                              (21,657)           1,607
Cash and Cash Equivalents at Beginning of Period                                                      34,660           16,272
                                                                                              --------------- ----------------
Cash and Cash Equivalents at End of Period                                                           $13,003          $17,879
                                                                                              =============== ================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                 $56,096          $65,971
Income taxes (net of refunds)                                                                         $1,604          $18,929







            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                   GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000              At December 31,
Assets                                                                                (Unaudited)               1999
                                                                                   ------------------    -------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 13,003               $ 34,660
Receivables --
Customer accounts receivable                                                                 386,894                438,161
Other accounts and notes receivable                                                           94,317                102,544
Affiliated companies                                                                          15,341                 16,006
Accumulated provision for uncollectible accounts                                              (5,100)                (7,000)
Fossil fuel stock, at average cost                                                           118,886                126,298
Materials and supplies, at average cost                                                      255,255                253,894
Other                                                                                         71,645                 63,990
                                                                                   ------------------    -------------------
Total current assets                                                                         950,241              1,028,553
                                                                                   ------------------    -------------------
Property, Plant, and Equipment:
In service                                                                                15,850,589             15,798,624
Less accumulated provision for depreciation                                                6,666,595              6,538,574
                                                                                   ------------------    -------------------
                                                                                           9,183,994              9,260,050
Nuclear fuel, at amortized cost                                                              106,287                119,288
Construction work in progress                                                                563,929                425,975
                                                                                   ------------------    -------------------
Total property, plant, and equipment                                                       9,854,210              9,805,313
                                                                                   ------------------    -------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                             23,305                 25,024
Nuclear decommissioning trusts                                                               422,542                371,914
Other                                                                                         36,467                 33,766
                                                                                   ------------------    -------------------
Total other property and investments                                                         482,314                430,704
                                                                                   ------------------    -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     584,264                590,893
Prepaid pension costs                                                                        159,486                145,801
Debt expense, being amortized                                                                 55,239                 55,824
Premium on reacquired debt, being amortized                                                   97,303                 99,331
Other                                                                                        126,894                120,441
                                                                                   ------------------    -------------------
Total deferred charges and other assets                                                    1,023,186              1,012,290
                                                                                   ------------------    -------------------
                                                                                   ------------------    -------------------
Total Assets                                                                             $12,309,951            $12,276,860
                                                                                   ==================    ===================



           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                   GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)               1999
                                                                                   ------------------    -------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 56,056               $155,772
Notes payable and commercial paper                                                           586,144                636,241
Accounts payable --
Affiliated                                                                                    68,510                 76,591
Other                                                                                        251,542                346,785
Customer deposits                                                                             76,388                 74,695
Taxes accrued --
Income taxes                                                                                  80,789                  7,914
Other                                                                                         50,596                127,414
Interest accrued                                                                              61,612                 58,665
Vacation pay accrued                                                                          37,927                 38,143
Other                                                                                        154,316                153,767
                                                                                   ------------------    -------------------
Total current liabilities                                                                  1,423,880              1,675,987
                                                                                   ------------------    -------------------
Long-term debt                                                                             2,988,038              2,688,358
                                                                                   ------------------    -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          2,192,520              2,202,565
Deferred credits related to income taxes                                                     262,430                267,083
Accumulated deferred investment tax credits                                                  363,414                367,114
Employee benefits provisions                                                                 185,314                181,529
Other                                                                                        195,023                151,812
                                                                                   ------------------    -------------------
Total deferred credits and other liabilities                                               3,198,701              3,170,103
                                                                                   ------------------    -------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           789,250                789,250
                                                                                   ------------------    -------------------
Preferred stock                                                                               14,673                 14,952
                                                                                   ------------------    -------------------
Common stockholder's equity
Common stock, without par value--
Authorized  - 15,000,000 shares
Outstanding  -  7,761,500 shares                                                             344,250                344,250
Paid-in capital                                                                            1,815,983              1,815,983
Premium on preferred stock                                                                        40                     40
Retained earnings                                                                          1,735,136              1,777,937
                                                                                   ------------------    -------------------
Total common stockholder's equity                                                          3,895,409              3,938,210
                                                                                   ------------------    -------------------

Total Liabilities and Stockholder's Equity                                               $12,309,951            $12,276,860
                                                                                   ==================    ===================




           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2000 vs. FIRST QUARTER 1999


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter of 2000 was $93.7 million compared to $91.6 million for the corresponding period in 1999. This $2.1 million or 2.3% increase in first quarter earnings was primarily due to higher revenues and lower interest charges, partially offset by higher depreciation and amortization expense.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                             ----------------------------------
                                                      First Quarter
                                             ----------------------------------
                                               (in thousands)        %
Retail sales.............................         $47,251            5.5
Sales for resale - affiliates............           4,027           50.9
Other operating revenues.................           7,497           38.5
Fuel expense.............................          32,695           18.3
Purchased power from non-affiliates .....          10,952           34.1
Purchased power from affiliates..........          (7,181)         (13.1)
Other operation expense..................          (9,299)          (5.5)
Maintenance expense......................           6,597            7.2
Depreciation and amortization expense....          25,332           19.1
Interest on long-term debt...............          (2,239)          (5.4)


     Retail sales. Retail sales revenues, excluding fuel revenues which generally do not affect income, increased $17.5 million during the first quarter of 2000 when compared to the same period in 1999 due primarily to a 4.7% increase in retail energy sales. This increase had no significant effect on earnings due to additional depreciation and amortization under GEORGIA's retail rate order as discussed below.

     Sales for resale - affiliates and Purchased power from affiliates. Revenues from sales for resale to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other operating revenues. This first quarter increase is mainly due to recognition of the open-access transmission tariff settlement in 1999.

     Fuel expense. The increase in this expense for the first quarter 2000, when compared to the corresponding period of 1999, is primarily a result of increased generation to meet energy demands and lower hydro generation in 2000 when compared to 1999.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power from non-affiliates. The first quarter of 2000 increase when compared to the same period of 1999 results from higher demand for energy.

     Other operation expense. For the current quarter of 2000 these expenses decreased when compared to the corresponding period in 1999 due primarily to lower injuries and damages claims and a larger nuclear insurance refund.

     Maintenance expense. These costs increased during the first quarter of 2000 as compared to the first quarter of 1999 due primarily to maintenance performed on nuclear plant and distribution lines.

     Depreciation and amortization expense. The increase in this first quarter when compared to the same period in 1999 is a result of increased plant and equipment in service and accelerated amortization and depreciation required under the three-year rate order which became effective in January 1, 1999. See Note (H) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.

     Interest on long-term debt. The decrease in this charge during the first quarter of 2000 compared to the same period in 1999 is primarily due to the refinancing of higher cost debt.

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

     Effective January 1, 1999, GEORGIA began operating under a new three-year retail rate order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. In compliance with the order, retail rates were decreased by $24 million on an annual basis effective January 1, 2000. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

     Effective June 1, 2000, the Georgia PSC will modify the calculation of prices under certain of GEORGIA's retail commercial and industrial rates. These modifications will reduce retail revenues by approximately $14 million in 2000 and $20 million in 2001.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts - and for hedging activities. GEORGIA has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (C), (H), (I) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first three months of 2000 was the addition of approximately $212 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 2000, maturities of first mortgage bonds by GEORGIA totaled $100 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of its outstanding short-term indebtedness. GEORGIA plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 2000, approximately $13 million of cash and cash equivalents and approximately $1.5 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. At March 31, 2000, GEORGIA had $134.8 million and $451.3 million outstanding in short-term notes payable to banks and commercial paper, respectively. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                Arthur Andersen
                                                                 Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 2000, and the related condensed statements of income for the three-month periods ended March 31, 2000 and 1999 and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1999 (not presented herein), and, in our report dated February 16, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/  Arthur Andersen LLP

Atlanta, Georgia
May 9, 2000

                               GULF POWER COMPANY


                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                         For the Three Months
                                                                                            Ended March 31,

                                                                                          2000           1999
                                                                                     --------------- --------------
                                                                                     ------------------------------
                                                                                                    (in thousands)
Operating Revenues:
Retail sales                                                                               $116,807       $107,281
Sales for resale --
Non-affiliates                                                                               10,978         11,194
Affiliates                                                                                    8,667          7,071
Other revenues                                                                                2,046          8,960
                                                                                     --------------- --------------
Total operating revenues                                                                    138,498        134,506
                                                                                     --------------- --------------
Operating Expenses:
Operation --
Fuel                                                                                         41,643         38,753
Purchased power --
Non-affiliates                                                                                6,614          4,156
Affiliates                                                                                    3,158          3,575
Other                                                                                        27,188         27,142
Maintenance                                                                                  14,176         16,593
Depreciation and amortization                                                                16,367         16,078
Taxes other than income taxes                                                                13,345         12,544
                                                                                     --------------- --------------
Total operating expenses                                                                    122,491        118,841
                                                                                     --------------- --------------
Operating Income                                                                             16,007         15,665
Other Income (Expense):
Interest income                                                                                 438            241
Other, net                                                                                     (504)          (812)
                                                                                     --------------- --------------
Earnings Before Interest and Income Taxes                                                    15,941         15,094
                                                                                      --------------- --------------
Interest Charges and Other:
Interest on long-term debt                                                                    5,620          4,950
Interest on notes payable                                                                       773            485
Amortization of debt discount, premium and expense, net                                         503            498
Other interest charges, net                                                                     172            278
Distributions on preferred securities of subsidiary                                           1,550          1,550
                                                                                     --------------- --------------
Total interest charges and other, net                                                         8,618          7,761
                                                                                     --------------- --------------
Earnings Before Income Taxes                                                                  7,323          7,333
Income taxes                                                                                  2,616          2,480
                                                                                     --------------- --------------
Net Income                                                                                    4,707          4,853
Dividends on Preferred Stock                                                                     54             54
                                                                                      --------------- --------------
Net Income After Dividends on Preferred Stock                                                $4,653         $4,799
                                                                                     =============== ==============





                 The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                     GULF POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2000             1999
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                            $4,707           $4,853
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                         17,342           17,026
Deferred income taxes and investment tax credits, net                                                 (3,587)          (1,060)
Other, net                                                                                              (725)           6,015
Changes in certain current assets and liabilities --
Receivables, net                                                                                      10,856            8,090
Fossil fuel stock                                                                                     (5,319)         (17,544)
Materials and supplies                                                                                   925              152
Accounts payable                                                                                        (782)          (5,832)
Other                                                                                                  7,185           (2,859)
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           30,602            8,841
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (18,605)         (12,529)
Other                                                                                                 (8,795)          (9,962)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (27,400)         (22,491)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             (2,500)          28,500
Retirements --
Other long-term debt                                                                                     (20)               -
Payment of preferred stock dividends                                                                     (54)             (54)
Payment of common stock dividends                                                                    (14,600)         (15,000)
Other                                                                                                    (22)              (5)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                               (17,196)          13,441
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                              (13,994)            (209)
Cash and Cash Equivalents at Beginning of Period                                                      15,753              969
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $1,759             $760
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $9,762           $7,219
Income taxes (net of refunds)                                                                              -                -







              The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2000                At December 31,
Assets                                                                               (Unaudited)           1999
                                                                                   ----------------   ----------------
                                                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $ 1,759           $ 15,753
Receivables --
Customer accounts receivable                                                                46,096             55,108
Other accounts and notes receivable                                                          5,542              4,325
Affiliated companies                                                                         4,034              7,104
Accumulated provision for uncollectible accounts                                            (1,017)            (1,026)
Fossil fuel stock, at average cost                                                          35,188             29,869
Materials and supplies, at average cost                                                     29,163             30,088
Regulatory clauses under recovery                                                            7,666             11,611
Other                                                                                        7,115              5,354
                                                                                   ----------------   ----------------
Total current assets                                                                       135,546            158,186
                                                                                   ----------------   ----------------
Property, Plant, and Equipment:
In service                                                                               1,861,262          1,853,664
Less accumulated provision for depreciation                                                837,043            821,970
                                                                                   ----------------   ----------------
                                                                                         1,024,219          1,031,694
Construction work in progress                                                               44,030             34,164
                                                                                   ----------------   ----------------
Total property, plant, and equipment                                                     1,068,249          1,065,858
                                                                                    ----------------   ----------------
Other Property and Investments                                                               4,468              1,481
                                                                                   ----------------   ----------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                    16,960             25,264
Prepaid pension costs                                                                       19,051             17,734
Debt expense, being amortized                                                                2,510              2,526
Premium on reacquired debt, being amortized                                                 16,981             17,360
Other                                                                                       21,799             20,086
                                                                                   ----------------   ----------------
Total deferred charges and other assets                                                     77,301             82,970
                                                                                    ----------------   ----------------
Total Assets                                                                            $1,285,564         $1,308,495
                                                                                   ================   ================






          The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2000                At December 31,
Liabilities and Stockholder's Equity                                                 (Unaudited)           1999
                                                                                   ----------------   ----------------
                                                                                                      (in thousands)
Current Liabilities:
Notes payable                                                                             $ 52,500           $ 55,000
Accounts payable --
Affiliated                                                                                  11,105             14,878
Other                                                                                       20,871             22,581
Customer deposits                                                                           12,990             12,778
Taxes accrued --
Income taxes                                                                                11,028              4,889
Other                                                                                        6,981              7,707
Interest accrued                                                                             7,609              9,255
Vacation pay accrued                                                                         4,199              4,199
Other                                                                                        5,434              4,961
                                                                                   ----------------   ----------------
Total current liabilities                                                                  132,717            136,248
                                                                                   ----------------   ----------------
                                                                                   ----------------   ----------------
Long-term debt                                                                             367,515            367,449
                                                                                   ----------------   ----------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          160,338            162,776
Deferred credits related to income taxes                                                    40,856             49,693
Accumulated deferred investment tax credits                                                 27,232             27,712
Employee benefits provisions                                                                32,802             31,735
Other                                                                                       22,502             21,333
                                                                                   ----------------   ----------------
Total deferred credits and other liabilities                                               283,730            293,249
                                                                                   ----------------   ----------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                          85,000             85,000
                                                                                   ----------------   ----------------
Preferred stock                                                                              4,236              4,236
                                                                                   ----------------   ----------------
Common stockholder's equity
Common stock, without par value--
Authorized  - 992,717 shares
Outstanding - 992,717 shares                                                                38,060             38,060
Paid-in capital                                                                            221,254            221,254
Premium on preferred stock                                                                      12                 12
Retained earnings                                                                          153,040            162,987
                                                                                   ----------------   ----------------
Total common stockholder's equity                                                          412,366            422,313
                                                                                   ----------------   ----------------

Total Liabilities and Stockholder's Equity                                              $1,285,564         $1,308,495
                                                                                   ================   ================




          The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2000 vs. FIRST QUARTER 1999


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter of 2000 was $4.7 million compared to $4.8 million for the same period in 1999. The slight decrease in earnings was primarily due to an increase in total interest charges and other, net.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                             ----------------------------------
                                                        First Quarter
                                             ---------------------------------
                                                (in thousands)         %
Retail sales................................        9,526              8.9
Sales for resale - affiliates...............        1,596             22.6
Other operating revenues....................       (6,914)           (77.2)
Fuel expense................................        2,890              7.5
Purchased power from non-affiliates ........        2,458             59.1
Maintenance expense.........................       (2,417)           (14.6)
Interest on long-term debt..................          670             13.5

     Retail sales. Excluding recovery of fuel expense and certain other expenses that do not effect net income, retail sales revenues remained relatively flat during the first quarter of 2000 when compared to the first quarter of 1999. Retail energy sales increased 5.3% during the first three months of 2000 when compared to the same period of the prior year due, mostly, to growth in the number of retail customers served by GULF. Retail energy sales to residential, commercial and industrial customers were up 5.4%, 5.3% and 4.8%, respectively. This increase in energy sales was offset, for the most part, by retail base rate reductions and the recording of estimated revenues to be shared under GULF's Sharing Plan, which was approved by the Florida PSC in October 1999. For additional information regarding the reduction to retail base rates and the Sharing Plan, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operating revenues. This decrease in the first quarter of 2000 when compared to the same period in 1999 is mainly due to a decrease in fuel, conservation and capacity clause revenues. The decrease in these revenues was a result of adjustments to reflect differences between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Fuel expense. The increase in fuel expense for the first three months of 2000 when compared to the same period in 1999 can be attributed, for the most part, to increased generation due to a higher demand for energy and a higher average cost of fuel consumed.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power from non-affiliates. This increase in the first quarter 2000 when compared to the same period in 1999 is attributed primarily to an increase in energy purchases due to increased power marketing activities, the majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. These expenses decreased in the first quarter of 2000 when compared to the first quarter of 1999 mainly due to scheduled outages during the first quarter of 1999.

     Interest on long-term debt.   This increase for the first quarter of 2000
is primarily due to the sale of senior notes during the third quarter of 1999.


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

      On November 4, 1999, the Florida PSC approved GULF's plan to reduce its authorized rate of return, reduce retail base rates and share revenues with its customers. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     On December 20, 1999, the FERC issued its final rule on RTOs. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on this matter.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Protection Agency Litigation" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Reference is made to Notes (B) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 2000 included the addition of approximately $18.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at March 31, 2000, approximately $1.8 million of cash and cash equivalents and $41.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for GULF's obligations with respect to variable rate pollution control bonds. At March 31, 2000, GULF had $52.5 million outstanding of notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                                                     MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                               For the Three Months
                                                                                                  Ended March 31,

                                                                                                2000           1999
                                                                                           ------------------------------
                                                                                                          (in thousands)
Operating Revenues:
Retail sales                                                                                     $100,962        $92,018
Sales for resale --
Non-affiliates                                                                                     26,562         27,229
Affiliates                                                                                          4,581          1,035
Other revenues                                                                                      2,600          2,153
                                                                                            --------------- --------------
Total operating revenues                                                                          134,705        122,435
                                                                                           --------------- --------------
Operating Expenses:
Operation --
Fuel                                                                                               37,060         31,522
Purchased power --
Non-affiliates                                                                                      4,008          2,345
Affiliates                                                                                         11,622          8,902
Other                                                                                              26,731         27,047
Maintenance                                                                                        12,937         11,601
Depreciation and amortization                                                                      11,713         11,789
Taxes other than income taxes                                                                      12,041         11,107
                                                                                           --------------- --------------
Total operating expenses                                                                          116,112        104,313
                                                                                            --------------- --------------
Operating Income                                                                                   18,593         18,122
Other Income:
Interest income                                                                                        99             81
Other, net                                                                                            354            634
                                                                                           --------------- --------------
Earnings Before Interest and Income Taxes                                                          19,046         18,837
                                                                                           --------------- --------------
Interest Charges and Other:
Interest on long-term debt                                                                          5,424          5,010
Interest on notes payable                                                                           1,045            412
Amortization of debt discount, premium and expense, net                                               357            356
Other interest charges, net                                                                           128             82
Distributions on preferred securities of subsidiary                                                   699            699
                                                                                            --------------- --------------
Total interest charges and other, net                                                               7,653          6,559
                                                                                            --------------- --------------
Earnings Before Income Taxes                                                                       11,393         12,278
Income taxes                                                                                        4,168          4,582
                                                                                           --------------- --------------
Net Income                                                                                          7,225          7,696
Dividends on Preferred Stock                                                                          503            503
                                                                                           --------------- --------------
Net Income After Dividends on Preferred Stock                                                      $6,722        $ 7,193
                                                                                           =============== ==============





              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY


                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                                  2000            1999
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                           $7,225          $7,696
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                        12,826          12,801
Deferred income taxes and investment tax credits, net                                                (7,811)           (991)
Other, net                                                                                           (1,402)         (2,927)
Changes in certain current assets and liabilities --
Receivables, net                                                                                     18,649           2,570
Fossil fuel stock                                                                                     3,999          (6,173)
Materials and supplies                                                                                 (371)             64
Accounts payable                                                                                     (4,542)         (8,912)
Other                                                                                               (11,490)        (19,332)
                                                                                              -------------- ---------------
Net cash provided from (used for) operating activities                                               17,083         (15,204)
                                                                                              -------------- ---------------
Investing Activities:
Gross property additions                                                                            (16,372)        (12,897)
Other                                                                                                (5,881)         (6,314)
                                                                                              -------------- ---------------
Net cash used for investing activities                                                              (22,253)        (19,211)
                                                                                              -------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                           (30,500)         48,500
Proceeds --
Other long-term debt                                                                                100,000               -
Retirements --
Other long-term debt                                                                                (50,208)              -
Payment of preferred stock dividends                                                                   (503)           (503)
Payment of common stock dividends                                                                   (13,600)        (13,800)
Other                                                                                                     -               -
                                                                                              -------------- ---------------
Net cash provided from financing activities                                                           5,189          34,197
                                                                                              -------------- ---------------
Net Change in Cash and Cash Equivalents                                                                  19            (218)
Cash and Cash Equivalents at Beginning of Period                                                        173           1,327
                                                                                              -------------- ---------------
Cash and Cash Equivalents at End of Period                                                             $192          $1,109
                                                                                              ============== ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                 $5,882          $4,543
Income taxes (net of refunds)                                                                           $73          $1,900




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                              MISSISSIPPI POWER COMPANY
                                              CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2000                At December 31,
Assets                                                                               (Unaudited)           1999
                                                                                   ----------------   ----------------
                                                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $  192             $  173
Receivables --
Customer accounts receivable                                                                49,093             61,274
Other accounts and notes receivable                                                         29,920             23,490
Affiliated companies                                                                         2,953             16,097
Accumulated provision for uncollectible accounts                                              (451)              (697)
Fossil fuel stock, at average cost                                                          21,798             25,797
Materials and supplies, at average cost                                                     21,009             20,638
Other                                                                                       16,860             10,013
                                                                                   ----------------   ----------------
Total current assets                                                                       141,374            156,785
                                                                                   ----------------   ----------------
Property, Plant, and Equipment:
In service                                                                               1,611,082          1,601,399
Less accumulated provision for depreciation                                                637,816            626,841
                                                                                   ----------------   ----------------
                                                                                           973,266            974,558
Construction work in progress                                                               74,238             68,721
                                                                                   ----------------   ----------------
Total property, plant, and equipment                                                     1,047,504          1,043,279
                                                                                   ----------------   ----------------
Other Property and Investments                                                               1,898              1,389
                                                                                   ----------------   ----------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                    14,569             21,557
Prepaid pension costs                                                                        3,428              2,488
Debt expense, being amortized                                                                4,314              4,355
Premium on reacquired debt, being amortized                                                  7,866              8,154
Other                                                                                       19,053             13,129
                                                                                   ----------------   ----------------
Total deferred charges and other assets                                                     49,230             49,683
                                                                                   ----------------   ----------------
Total Assets                                                                            $1,240,006         $1,251,136
                                                                                   ================   ================






      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                              MISSISSIPPI POWER COMPANY
                                             CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2000                At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)           1999
                                                                                   ----------------   ----------------
                                                                                                      (in thousands)
Current Liabilities:
Securities due within one year                                                            $ 30,020           $ 30,020
Notes payable                                                                               27,000             57,500
Accounts payable --
Affiliated                                                                                  13,908             17,002
Other                                                                                       37,506             43,105
Customer deposits                                                                            4,077              3,749
Taxes accrued --
Income taxes                                                                                19,818              6,865
Other                                                                                       11,841             35,534
Interest accrued                                                                             7,452              6,733
Vacation pay accrued                                                                         5,218              5,218
Other                                                                                        8,446              7,497
                                                                                   ----------------   ----------------
Total current liabilities                                                                  165,286            213,223
                                                                                   ----------------   ----------------
Long-term debt                                                                             371,623            321,802
                                                                                   ----------------   ----------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          136,180            139,564
Deferred credits related to income taxes                                                    27,433             34,765
Accumulated deferred investment tax credits                                                 24,391             24,695
Employee benefits provisions                                                                34,694             34,268
Workforce reduction plan                                                                    10,882             11,272
Other                                                                                       17,618             12,770
                                                                                   ----------------   ----------------
Total deferred credits and other liabilities                                               251,198            257,334
                                                                                   ----------------   ----------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding company junior
subordinated notes                                                                          35,000             35,000
                                                                                   ----------------   ----------------
Preferred stock                                                                             31,809             31,809
                                                                                   ----------------   ----------------
Common stockholder's equity
Common stock, par value $40 per share --
  Authorized  - 6,000,000 shares
  Outstanding - 5,608,955 shares
Par value                                                                                   37,691             37,691
Paid-in capital                                                                            181,502            181,502
Premium on preferred stock                                                                     326                326
Retained earnings                                                                          165,571            172,449
                                                                                   ----------------   ----------------
Total common stockholder's equity                                                          385,090            391,968
                                                                                   ----------------   ----------------

Total Liabilities and Stockholder's Equity                                              $1,240,006         $1,251,136
                                                                                   ================   ================





      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2000 vs. FIRST QUARTER 1999

RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 2000 was $6.7 million compared to $7.2 million for the corresponding period of 1999. Earnings during this first quarter of 2000 were down as a 10% increase in operating revenues was offset by a 11.3% increase in operating expenses and a 16.7% increase in total interest charges and other, net.

     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                               -------------------------------
                                                      First Quarter
                                               -------------------------------
                                                 (in thousands)        %
Retail sales................................         $8,944            9.7
Sales for resale - affiliates...............          3,546          342.6
Other operating revenues....................            447           20.8
Fuel expense................................          5,538           17.6
Purchased power from non-affiliates ........          1,663           70.9
Purchased power from affiliates.............          2,720           30.6
Maintenance expense.........................          1,336           11.5
Interest on notes payable...................            633          153.6


     Retail sales. Retail sales revenues were up in the first quarter due to a 9.9% increase in retail energy sales which resulted from growth in the number of customers. Energy sales to residential, commercial and industrial customers during the first quarter of 2000 when compared to the same period in 1999 were up 4.8%, 9.7% and 12.4%, respectively.

     Sales for resale - affiliates and Purchased power from affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operating revenues. The increase in these revenues primarily reflects increased revenues from the transmission of electricity for others.

     Fuel expense. During the first quarter of 2000 compared to the same period in 1999, fuel expense increased due to higher demand for energy.

     Purchased power from non-affiliates. The increase in the current quarter when compared to the same period in 1999 is reflective of increased demand for energy.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Maintenance expense. This expense was up during the first quarter of 2000 as compared to the corresponding period of 1999 principally due to additional maintenance performed on steam power generation facilities.

     Interest on notes payable. This item has increased due primarily to increased borrowing at higher interest rates during the first quarter of 2000 compared to the same period in 1999.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K. See Note (J) in the "Notes to the Condensed Financial Statements" herein for information regarding an agreement between MISSISSIPPI and certain of its wholesale customers to reduce rates.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. MISSISSIPPI's 2000 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 22, 2000 and resulted in a slight decrease in customer prices. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     On December 20, 1999, the FERC issued its final rule on RTOs. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K for information on this matter.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K for information on EPA litigation.

     In May 2000, the Mississippi PSC ordered that its docket reviewing restructuring of the electric industry in the State of Mississippi be suspended. The Mississippi PSC found that retail competition may not be in the public interest at this time and ordered that no further formal hearings would be held on this subject. It found that the current regulatory structure had produced reliable low cost power and "should not be changed without clear and convincing demonstration that change would be in the public interest." The Mississippi PSC will continue to monitor retail and wholesale restructuring activities throughout the United States and reserved "its right to order further formal hearings on the matter should new evidence demonstrate that retail competition would be in the public interest and all customers could receive a reduction in the total cost of their electric service."

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

     Reference is made to Notes (B), (J) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 2000 included the addition of approximately $16.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

In March 2000, MISSISSIPPI issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance was applied to repay a portion of its outstanding short-term indebtedness. MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 2000, approximately $192 thousand of cash and cash equivalents and approximately $124.3 million of unused committed credit arrangements with banks. At March 31, 2000, MISSISSIPPI had short-term notes payable outstanding of $27 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC

                                       AND

                                  POWER COMPANY

                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                        For the Three Months
                                                                                           Ended March 31,

                                                                                         2000           1999
                                                                                     ------------------------------
                                                                                                   (in thousands)
Operating Revenues:
Retail sales                                                                               $49,785        $45,807
Sales for resale --
Non-affiliates                                                                                 569            468
Affiliates                                                                                   1,721            366
Other revenues                                                                                 315            457
                                                                                    --------------- --------------
Total operating revenues                                                                    52,390         47,098
                                                                                    --------------- --------------
Operating Expenses:
Operation --
Fuel                                                                                         9,747          6,593
Purchased power --
Non-affiliates                                                                               2,188          1,092
Affiliates                                                                                   8,050          9,177
Other                                                                                       11,803         11,279
Maintenance                                                                                  4,666          4,439
Depreciation and amortization                                                                6,309          5,977
Taxes other than income taxes                                                                3,044          2,904
                                                                                    --------------- --------------
Total operating expenses                                                                    45,807         41,461
                                                                                    --------------- --------------
Operating Income                                                                             6,583          5,637
Other Income (Expense):
Interest income                                                                                 41             36
Other, net                                                                                    (386)          (423)
                                                                                     --------------- --------------
Earnings Before Interest and Income Taxes                                                    6,238          5,250
                                                                                     --------------- --------------
Interest Charges and Other:
Interest on long-term debt                                                                   2,272          2,475
Interest on notes payable                                                                      453             21
Amortization of debt discount, premium and expense, net                                        240            233
Other interest charges, net                                                                     56             65
Distributions on preferred securities of subsidiary                                            685            685
                                                                                     --------------- --------------
Total interest charges and other, net                                                        3,706          3,479
                                                                                    --------------- --------------
Earnings Before Income Taxes                                                                 2,532          1,771
Income taxes                                                                                   889            562
                                                                                    --------------- --------------
Net Income                                                                                 $ 1,643        $ 1,209
                                                                                     =============== ==============


               The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2000             1999
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                            $1,643           $1,209
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          6,777            6,438
Deferred income taxes and investment tax credits, net                                                 (1,342)            (555)
Other, net                                                                                             1,563            1,308
Changes in certain current assets and liabilities --
Receivables, net                                                                                       2,753            2,913
Fossil fuel stock                                                                                        955              195
Materials and supplies                                                                                  (588)            (543)
Accounts payable                                                                                       2,364           (4,064)
Other                                                                                                   (731)              (8)
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           13,394            6,893
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                              (7,049)          (9,398)
Other, net                                                                                            (2,683)             175
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                                (9,732)          (9,223)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                               (400)           6,500
Retirements --
Other long-term debt                                                                                    (182)            (182)
Payment of common stock dividends                                                                     (6,100)          (6,200)
Other                                                                                                      -              (12)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                                (6,682)             106
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                               (3,020)          (2,224)
Cash and Cash Equivalents at Beginning of Period                                                       6,553            5,962
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $3,533           $3,738
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $2,170           $3,209
Income taxes (net of refunds)                                                                            920                -





            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000            At December 31,
Assets                                                                               (Unaudited)              1999
                                                                                   -----------------    ------------------
                                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 3,533               $ 6,553
Receivables --
Customer accounts receivable                                                                 21,096                20,752
Unrecovered retail fuel clause revenue                                                       17,999                21,089
Other accounts and notes receivable                                                           3,638                 3,505
Affiliated companies                                                                          1,051                 1,195
Accumulated provision for uncollectible accounts                                               (233)                 (237)
Fossil fuel stock, at average cost                                                            6,154                 7,109
Materials and supplies, at average cost                                                       8,990                 8,402
Other                                                                                         1,443                 2,869
                                                                                   -----------------    ------------------
Total current assets                                                                         63,671                71,237
                                                                                   -----------------    ------------------
Property, Plant, and Equipment:
In service                                                                                  807,396               804,096
Less accumulated provision for depreciation                                                 365,752               360,639
                                                                                   -----------------    ------------------
                                                                                            441,644               443,457
Construction work in progress                                                                10,235                 6,561
                                                                                   -----------------    ------------------
Total property, plant, and equipment                                                        451,879               450,018
                                                                                   -----------------    ------------------
Other Property and Investments                                                                1,982                 1,506
                                                                                   -----------------    ------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     15,719                16,063
Cash surrender value of life insurance for deferred compensation plans                       16,305                16,305
Prepaid pension costs                                                                           601                 1,201
Debt expense, being amortized                                                                 3,118                 3,155
Premium on reacquired debt, being amortized                                                   8,183                 8,385
Other                                                                                         2,254                 2,348
                                                                                   -----------------    ------------------
Total deferred charges and other assets                                                      46,180                47,457
                                                                                   -----------------    ------------------
Total Assets                                                                               $563,712              $570,218
                                                                                   =================    ==================







          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS

                                                                                     At March 31,
                                                                                         2000            At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)              1999
                                                                                   -----------------    ------------------
                                                                                                        (in thousands)
Current Liabilities:
Securities due within one year                                                                $ 688                 $ 704
Notes payable                                                                                33,900                34,300
Accounts payable --
Affiliated                                                                                    4,869                 4,632
Other                                                                                        11,930                11,118
Customer deposits                                                                             5,490                 5,426
Taxes accrued --
Income taxes                                                                                    786                 3,046
Other                                                                                         2,354                 3,013
Interest accrued                                                                              4,551                 3,237
Vacation pay accrued                                                                          2,163                 2,142
Other                                                                                         3,439                 5,742
                                                                                   -----------------    ------------------
Total current liabilities                                                                    70,170                73,360
                                                                                   -----------------    ------------------
Long-term debt                                                                              146,981               147,147
                                                                                   -----------------    ------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            80,841                80,318
Deferred credits related to income taxes                                                     19,143                19,687
Accumulated deferred investment tax credits                                                  11,114                11,280
Deferred compensation plans                                                                  10,860                10,624
Employee benefits provisions                                                                  8,149                 7,805
Other                                                                                         6,064                 5,150
                                                                                   -----------------    ------------------
Total deferred credits and other liabilities                                                136,171               134,864
                                                                                   -----------------    ------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           40,000                40,000
                                                                                   -----------------    ------------------
Common stockholder's equity
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                                    54,223                54,223
Paid-in capital                                                                               9,787                 9,787
Retained earnings                                                                           106,380               110,837
                                                                                   -----------------    ------------------
Total common stockholder's equity                                                           170,390               174,847
                                                                                   -----------------    ------------------

Total Liabilities and Stockholder's Equity                                                 $563,712              $570,218
                                                                                   =================    ==================




          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2000 vs. FIRST QUARTER 1999


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the first quarter of 2000 was $1.6 million as compared to $1.2 million for the corresponding period of 1999. First quarter 2000 earnings were up due primarily to increased operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                 Increase (Decrease)
                                             -------------------------------
                                                      First Quarter
                                             -------------------------------
                                               (in thousands)        %
Retail sales.............................          $3,978            8.7
Sales for resale - affiliates............           1,355          370.2
Fuel expense.............................           3,154           47.8
Purchased power from non-affiliates......           1,096          100.4
Purchased power from affiliates..........          (1,127)         (12.3)
Interest on notes payable................             432            N/M

N/M - Not meaningful

     Retail sales. Retail sales revenues were higher in the first quarter of 2000 than in the same period of the prior year due to an 8% increase in retail energy sales. Energy sales to residential, commercial and industrial customers were up by 8.4%, 9.9% and 5.8%, respectively. These energy sales increases were a direct result of growth in the number of customers.

     Sales for resale - affiliates and Purchased power from affiliates. Revenues from sales for resale to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. This first quarter 2000 increase over the corresponding period in 1999 is principally due to increased demand for energy and increased use of higher cost fuel.

      Purchased power from non-affiliates. This expense increased in the first quarter of 2000 reflecting the increased demand for energy and increased costs for purchased power.

      Interest on notes payable. For the first quarter of 2000, these expenses increased from the same period in 1999 due primarily to SAVANNAH's purchase during 1999 of long-term fixed rate debt with the proceeds from lower cost short-term debt. This short-term debt is being carried until there is a favorable opportunity to refinance.

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

     On December 20, 1999, the FERC issued its final rule on RTOs. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K for information on this matter.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

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

     Reference is made to Notes (B), (K) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 2000 included the addition of approximately $7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 2000, approximately $3.5 million of cash and cash equivalents and approximately $42.1 million of unused credit arrangements with banks. At March 31, 2000, SAVANNAH had $33.9 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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

                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT

   Registrant                    Applicable Notes

   SOUTHERN                      A, B, C, D, E, F, G, H, I, L, M, N, O

   ALABAMA                       A, B, C, F, G, O

   GEORGIA                       A, B, C, H, I, O

   GULF                          A, B, O

   MISSISSIPPI                   A, B, J, O

   SAVANNAH                      A, B, K, O

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At March 31, 2000, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional             Unrecognized
                     Type                      Termination              Amount              Gain (Loss)
                     ----                      ------------             ------              -----------
                                                                                (in thousands)
      Interest rate swaps                          2000-2012         $1,971,846             $(1,066)
                                                   2001-2012     (pound)600,000            $(46,093)
                                                   2002-2007          DM691,000             $(5,141)

      Cross currency swaps                         2001-2007     (pound)394,300              $5,274
      Cross currency swaption                           2003          DM435,000             $22,041
         (pound) - Denotes British pounds sterling. DM - Denotes Deutschemark.

      In January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At March 31, 2000, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $196.8 million. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS
      - "Future Earnings Potential" of SOUTHERN in Item 7 and Notes 1 and 5 to the financial statements of SOUTHERN under the captions "Financial Instruments for Trading Activities" and "Energy Trading and Marketing Commitments", respectively, in Item 8 of the Form 10-K.

(E) SOUTHERN's principal business segment -- or its traditional business -- is the five integrated Southeast utilities that provide electric service in four states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:



                                              Integrated              All
                                              Southeast    Southern   Other     Reconciling
                                              Utilities    Energy     (Note)    Eliminations  Consolidated
                                              ------------ ---------- --------- ------------- ---------------
    Three Months Ended March 31, 2000:
      Operating revenues                       $  2,005     $   521     $ 57       $   (10)       $  2,573
      Segment net income (loss)                     176         101      (29)           (3)            245
    Total assets at March 31, 2000               25,399      13,945      399        (1,291)         38,452
    ----------------------------------------- ------------ ---------- --------- ------------- ---------------

    Three Months Ended March 31, 1999:
      Operating revenues                        $ 1,882     $   522     $  43       $   (5)        $ 2,442
      Segment net income (loss)                     168          88       (33)           1             224
    Total assets at December 31, 1999            25,251      13,872       440       (1,189)         38,374
    ------------------------------------------ ----------- ---------- --------- ------------- ----------------


       (Note) The all other category includes parent SOUTHERN, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include a wireless communication company and a developmental company for energy products and services. Amounts for Southern Energy exclude interest expense to parent SOUTHERN.

(F) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a judgment against ALABAMA arising from discharges into Lake Martin.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional
      $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings in excess of a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $36.6 million in the first quarter of 2000 and $21.3 million in the first quarter of 1999.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(J) In April 2000, MISSISSIPPI reached an agreement with certain of its wholesale customers to reduce its rates effective
      January 1, 2000. The agreement results in an annual rate reduction of approximately $3 million and a temporary annualized rate reduction of approximately $3 million for a period of 18 months ending June 30, 2001. MISSISSIPPI and its customers will file the agreement with the FERC for its approval. In anticipation of FERC approval, MISSISSIPPI recognized a liability for approximately $1.5 million in revenues subject to refund during the first quarter ended March 31, 2000 related to energy delivered during the first quarter. In addition, MISSISSIPPI and its customers agreed that neither party would seek a unilateral change to the new rates prior to January 1, 2002, except for changes due to the operation of the fuel cost adjustment clause under the tariff.

(K) In 1998, the Georgia PSC approved a new accounting order for SAVANNAH. Under this order, SAVANNAH will reduce electric rates to its small business customers, expense additional storm damage accruals and accrue additional depreciation on generating assets. For additional information concerning the four-year accounting order approved by the Georgia PSC in June 1998, reference is made to Note 3 to the financial statements of SAVANNAH in Item 8 of the Form 10-K.

(L)   Reference is made to Note 3 to the financial statements of SOUTHERN in
      Item 8 and to Legal Proceedings in Item 3 of the Form
      10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement
      discussions among the affected parties.   At March 31, 2000,
      Mobile Energy had total assets of $391.9 million and senior debt outstanding of $190 million of first mortgage bonds and $72.2 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. As of March 31, 2000, under an agreement with the bondholders, SOUTHERN had paid $38.3 million pursuant to the guarantees. SOUTHERN continues to have guarantees outstanding of certain potential environmental and other obligations of Mobile Energy that represent a maximum contingent liability of $21 million at March 31, 2000. The final outcome of this matter cannot now be determined.

(M) In April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The program did not establish a target stock price or timetable for specific repurchases. As of March 31, 2000, a total of 50 million shares had been purchased, thus completing the program.

(N) On April 17, 2000, SOUTHERN announced that its board of directors approved an initial public offering of up to 19.9 percent of its Southern Energy subsidiary. SOUTHERN also announced that it is planning to spin-off to holders of SOUTHERN common stock the remaining ownership of Southern Energy within 12 months of the initial public offering. The spin-off will be subject to a number of market and other conditions. Reference is made to SOUTHERN's Current Report on Form 8-K dated April 17, 2000 for additional information.

      On April 21, 2000, Southern Energy filed a registration statement with the SEC for the initial public offering of Southern Energy shares. The offering is expected to take place as soon as practicable after the effective date of the registration statement.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA , GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA Litigation.

PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.

(1) An administrative law judge held hearings in March 2000 in connection with a FERC proceeding that will determine the percentage of a settled $158.8 million revenue requirement for the period from June 1, 1999 through December 31, 2001 to be paid to Southern Energy California, L.L.C. and its subsidiaries (collectively, "SE California") under reliability must-run agreements between SE California and the California Independent System Operator ("CAISO"). SE California has proposed to allocate approximately 75% of the responsibility for payment of the revenue requirement to the CAISO, while CAISO and other aligned parties argue that CAISO should pay no more than approximately 7%. The outcome of this proceeding cannot now be determined.


(2) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.
               --------

               Exhibits 15 - Letter re: unaudited interim financial information
                                 (a)      ALABAMA
                                 (b)      GEORGIA

               Exhibit 24    -   (a)    Powers of Attorney and resolutions.
                                        (Designated in the Form 10-K for the
                                        year ended December 31, 1999,
                                        File Nos. 1-3526, 1-3164, 1-6468,
                                        0-2429, 0-6849 and
                                        1-5072 as Exhibits 24(a), 24(b), 24(c),
                                        24(d), 24(e) and 24(f), respectively,
                                        and incorporated herein by reference.)

               Exhibits 27   -   Financial Data Schedule
                                 (a)    SOUTHERN
                                 (b)    ALABAMA
                                 (c)    GEORGIA
                                 (d)    GULF
                                 (e)    MISSISSIPPI
                                 (f)    SAVANNAH

        (b)    Reports on Form 8-K.
               -------------------

          GEORGIA filed a Current Report on Form 8-K dated February 15, 2000:
                      Items reported:           Item 5
                       Item 7

                Financial statements filed:     None

          SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and
          SAVANNAH filed Current Reports on Form 8-K dated
          February 16, 2000:

                Items reported:                 Item 7
                Financial                       statements filed:
                                                Each registrant's
                                                audited financial
                                                statements for the
                                                year ended
                                                December 31, 1999.

          MISSISSIPPI filed a Current Report on Form 8-K dated March 22, 2000:
                Items reported:                 Item 5
                       Item 7

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

                                                 Date:  May 12, 2000

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

                                                           Date:  May 12, 2000

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

                                                           Date:  May 12, 2000

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

                                                     Date:  May 12, 2000

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

     By   Dwight H. Evans

          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern

          Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston

          (Wayne Boston, Attorney-in-fact)

                                                          Date:  May 12, 2000
-------------------------------------------------------------------------------

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

                                                           Date:  May 12, 2000