Form 10-Q
period 2000-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 2000-08-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2000
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
                  (A Georgia Corporation)
                  600 East Bay Street
                  Savannah, Georgia 31401
                  (912) 644-7171
==================================== ==========================================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                         Description of                   Shares Outstanding
Registrant                               Common Stock                     at July 31, 2000

The Southern Company                     Par Value $5 Per Share           648,627,046
Alabama Power Company                    Par Value $40 Per Share            5,608,955
Georgia Power Company                    No Par Value                       7,761,500
Gulf Power Company                       No Par Value                         992,717
Mississippi Power Company                Without Par Value                  1,121,000
Savannah Electric and Power Company      Par Value $5 Per Share            10,844,635

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

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 2000

                                                                                                                              Page
                                                                                                                             Number

DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           19
                Condensed Statements of Cash Flows.................................................................           20
                Condensed Balance Sheets...........................................................................           21
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           23
                Exhibit 1 - Report of Independent Public Accountants...............................................           27
             Georgia Power Company
                Condensed Statements of Income.....................................................................           29
                Condensed Statements of Cash Flows.................................................................           30
                Condensed Balance Sheets...........................................................................           31
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           33
                Exhibit 1 - Report of Independent Public Accountants...............................................           37
             Gulf Power Company
                Condensed Statements of Income.....................................................................           39
                Condensed Statements of Cash Flows.................................................................           40
                Condensed Balance Sheets...........................................................................           41
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           43
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           48
                Condensed Statements of Cash Flows.................................................................           49
                Condensed Balance Sheets...........................................................................           50
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           52
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           57
                Condensed Statements of Cash Flows.................................................................           58
                Condensed Balance Sheets...........................................................................           59
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           61
             Notes to the Condensed Financial Statements...........................................................           64
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           65
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................           71
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           71
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           73
         Signatures ...............................................................................................           75



                                   DEFINITIONS

TERM                                             MEANING

ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA....................................... .     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1999
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy
                                                 Services Holdings, Inc.
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. including SOUTHERN subsidiaries managed or controlled by Southern Energy
SOUTHERN system.............................     SOUTHERN, integrated Southeast utilities, Southern Energy, and other subsidiaries
TVA.........................................     Tennessee Valley Authority
WPD.........................................     Western Power Distribution (United Kingdom) (formerly South
                                                 Western Electricity plc)



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

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months                   For the Six Months
                                                               Ended June 30,                        Ended June 30,
                                                            2000             1999                2000               1999
                                                      ----------------------------------   ------------------------------------
                                                                        (in thousands)                        (in thousands)
Operating Revenues:
Retail sales                                                $2,188,285       $1,988,445           $3,970,993        $3,663,228
Sales for resale                                               229,188          194,643              407,117           360,854
Southern Energy revenues                                       672,907          503,309            1,193,891         1,024,863
Other revenues                                                 105,269          104,683              196,235           183,700
                                                       ----------------- ----------------   ------------------  ----------------
Total operating revenues                                     3,195,649        2,791,080            5,768,236         5,232,645
                                                       ----------------- ----------------   ------------------  ----------------
Operating Expenses:
Operation --
Fuel                                                           863,249          656,890            1,511,998         1,169,356
Purchased power                                                180,438          244,152              284,859           518,578
Other                                                          607,661          518,564            1,050,057         1,005,633
Maintenance                                                    252,622          233,945              493,800           455,231
Depreciation and amortization                                  394,147          325,163              771,439           640,244
Taxes other than income taxes                                  157,887          145,060              317,662           291,322
                                                      ----------------- ----------------   ------------------  ----------------
Total operating expenses                                     2,456,004        2,123,774            4,429,815         4,080,364
                                                      ----------------- ----------------   ------------------  ----------------
Operating Income                                               739,645          667,306            1,338,421         1,152,281
Other Income:
Interest income                                                 34,800           40,142               62,125            69,628
Equity in earnings of unconsolidated subsidiaries               29,658           48,242               50,815           142,923
Other, net                                                      49,097           10,954               66,356            37,666
                                                      ----------------- ----------------   ------------------  ----------------
Earnings Before Interest and Income Taxes                      853,200          766,644            1,517,717         1,402,498
                                                      ----------------- ----------------   ------------------  ----------------
Interest Charges and Other:
Interest on long-term debt                                     208,568          164,355              408,917           330,708
Interest on notes payable                                       78,213           44,058              145,317            71,515
Amortization of debt discount,                                  10,546            9,991               19,123            19,011
premium and expense, net
Other interest charges, net                                      3,388           16,056                6,092            29,253
Minority interests in subsidiaries                              12,909           14,841               42,977            36,184
Distributions on capital and preferred                          44,265           46,181               88,331            89,948
securities of subsidiaries
Preferred dividends of subsidiaries                              4,763            4,588                9,458            10,221
                                                      ----------------- ----------------   ------------------  ----------------
Total interest charges and other, net                          362,652          300,070              720,215           586,840
                                                      ----------------- ----------------   ------------------  ----------------
Earnings Before Income Taxes                                   490,548          466,574              797,502           815,658
Income taxes                                                   148,644          152,589              210,154           277,357
                                                      ----------------- ----------------   ------------------  ----------------
Consolidated Net Income                                       $341,904         $313,985             $587,348          $538,301
                                                      ================= ================   ==================  ================
Common Stock Data:
Average number of shares of                                    648,696          693,465              650,915           695,996
common stock outstanding (in thousands)

Basic and diluted earnings                                       $0.52            $0.45                $0.90             $0.77
per share of common stock

Cash dividends paid                                             $0.335           $0.335                $0.67             $0.67
per share of common stock



                    The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                    2000              1999
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Consolidated net income                                                                               $587,348          $538,301
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          787,877           701,860
Deferred income taxes and investment tax credits                                                        42,057            79,902
Equity in earnings of unconsolidated subsidiaries                                                      (50,815)         (142,910)
Other, net                                                                                             122,705            53,023
Changes in certain current assets and liabilities
excluding effects from acquisitions --
Receivables, net                                                                                      (294,685)          (67,533)
Fossil fuel stock                                                                                       12,679           (94,238)
Materials and supplies                                                                                  (9,233)           (4,456)
Accounts payable                                                                                        31,849          (287,931)
Other                                                                                                  (85,170)           51,952
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                          1,144,612           827,970
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                            (1,185,144)       (1,060,446)
Southern Energy business acquisitions, net of cash acquired                                            (60,578)       (1,476,990)
Other                                                                                                 (115,535)          (86,289)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                              (1,361,257)       (2,623,725)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              847,786         2,117,626
Proceeds --
Other long-term debt                                                                                   881,605           924,915
Capital and preferred securities                                                                             -           250,000
Common stock                                                                                               299            23,748
Retirements/repurchases --
First mortgage bonds                                                                                  (200,000)         (524,800)
Other long-term debt                                                                                  (137,310)         (398,066)
Preferred stock                                                                                           (383)          (85,732)
Common stock repurchased                                                                              (414,475)         (250,921)
Payment of common stock dividends                                                                     (437,846)         (467,324)
Other                                                                                                   (1,524)         (216,274)
                                                                                              ----------------- -----------------
Net cash provided from financing activities                                                            538,152         1,373,172
                                                                                              ----------------- -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   321,507          (422,583)
Cash and Cash Equivalents at Beginning of Year                                                         466,416           871,353
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Year                                                              $787,923          $448,770
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $666,730          $489,072
Income taxes (net of refunds)                                                                         $133,647          $139,130
Southern Energy business acquisitions --
Fair value of assets acquired                                                                         $661,061        $1,509,815
Less cash paid for common stock                                                                        139,394         1,476,990
                                                                                              ----------------- -----------------
Liabilities assumed                                                                                   $521,667          $ 32,825
                                                                                              ================= =================


                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At June 30,
                                                                                              2000            At December 31,
Assets                                                                                    (Unaudited)              1999
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                                       $ 787,923            $ 466,416
Special deposits                                                                                   32,146               72,490
Receivables, less accumulated provisions for uncollectible accounts
of $59,884 at June 30, 2000 and $65,420 at December 31, 1999                                    1,801,778            1,645,325
Unrecovered retail fuel clause revenue                                                            305,809              243,791
Fossil fuel stock, at average cost                                                                297,956              310,635
Materials and supplies, at average cost                                                           594,313              585,080
Other                                                                                             315,196              198,823
                                                                                       -------------------  -------------------
Total current assets                                                                            4,135,121            3,522,560
                                                                                       -------------------  -------------------
Property, Plant, and Equipment:
In service                                                                                     37,931,125           36,763,700
Less accumulated provision for depreciation                                                    14,587,394           14,075,044
                                                                                       -------------------  -------------------
                                                                                               23,343,731           22,688,656
Nuclear fuel, at amortized cost                                                                   204,011              226,124
Construction work in progress                                                                   1,343,171            1,629,701
                                                                                       -------------------  -------------------
Total property, plant, and equipment                                                           24,890,913           24,544,481
                                                                                       -------------------  -------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                               1,433,990            1,376,357
Property rights, net of accumulated amortization
of $273,903 at June 30, 2000 and $226,866 at December 31, 1999                                  2,098,641            2,202,206
Goodwill, net of accumulated amortization
of $189,700 at June 30, 2000 and $163,560 at December 31, 1999                                  2,013,715            2,105,859
Other intangibles, net of accumulated amortization
of $23,490 at June 30, 2000 and $13,308 at December 31, 1999                                      498,049              446,927
Nuclear decommissioning trusts                                                                    706,105              658,567
Leveraged leases                                                                                  565,980              556,419
Other                                                                                             647,916              578,231
                                                                                       -------------------  -------------------
Total other property and investments                                                            7,964,396            7,924,566
                                                                                       -------------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          953,733              987,144
Prepaid pension costs                                                                             654,103              590,274
Debt expense, being amortized                                                                     142,102              145,092
Premium on reacquired debt, being amortized                                                       290,534              217,125
Other                                                                                             490,588              457,770
                                                                                       -------------------  -------------------
Total deferred charges and other assets                                                         2,531,060            2,397,405
                                                                                       -------------------  -------------------

Total Assets                                                                                  $39,521,490          $38,389,012
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At June 30,
                                                                                              2000            At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)              1999
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 387,814            $ 576,299
Notes payable                                                                                   4,729,395            3,915,258
Accounts payable                                                                                  886,439              895,456
Customer deposits                                                                                 139,234              132,555
Taxes accrued --
Income taxes                                                                                      325,917              155,326
Other                                                                                             261,030              263,899
Interest accrued                                                                                  262,145              281,272
Vacation pay accrued                                                                              121,060              120,360
Other                                                                                             563,826              793,334
                                                                                       -------------------  -------------------
Total current liabilities                                                                       7,676,860            7,133,759
                                                                                       -------------------  -------------------
Long-term debt                                                                                 12,412,755           11,746,596
                                                                                       -------------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                               4,500,791            4,504,896
Deferred credits related to income taxes                                                          602,825              639,921
Accumulated deferred investment tax credits                                                       678,517              693,422
Employee benefits provisions                                                                      538,147              513,395
Prepaid capacity revenues                                                                          69,312               79,703
Other                                                                                             682,295              453,034
                                                                                       -------------------  -------------------
Total deferred credits and other liabilities                                                    7,071,887            6,884,371
                                                                                       -------------------  -------------------
Minority interests in subsidiaries                                                                749,084              724,610
                                                                                       -------------------  -------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                                                2,321,945            2,326,835
                                                                                       -------------------  -------------------
Cumulative preferred stock of subsidiaries                                                        368,126              368,509
                                                                                       -------------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
Authorized -- 1 billion shares
Issued   -- June 30, 2000:  700,622,308 shares;
 -- December 31, 1999:  700,620,486 shares                                                      3,503,112            3,503,102
Paid-in capital                                                                                 2,480,390            2,480,198
Treasury, at cost -- June 30, 2000:  52,001,091 shares;
  -- December 31, 1999:  34,824,901 shares                                                     (1,333,450)            (918,972)
Retained earnings                                                                               4,381,761            4,232,399
Accumulated other comprehensive income                                                           (110,980)             (92,395)
                                                                                       -------------------  -------------------
Total common stockholders' equity                                                               8,920,833            9,204,332
                                                                                       -------------------  -------------------

Total Liabilities and Stockholders' Equity                                                    $39,521,490          $38,389,012
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       For the Six Months
                                                         Ended June 30,
                                             ----------------------------------
                                                   2000                  1999
                                             ----------------------------------
                                                                  (in thousands)

Consolidated net income                            $587,348          $538,301
Other comprehensive income:
Foreign currency translation adjustments            (28,592)         (177,991)
Related income tax benefits                          10,007            62,297
                                            ----------------  ----------------
CONSOLIDATED COMPREHENSIVE INCOME                  $568,763          $422,607
                                            ================  ================



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
        CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME


                                          At June 30,
                                             2000             At December 31,
                                          (Unaudited)              1999
                                       ------------------    ------------------
                                                   (in thousands)

Balance at beginning of period                  ($92,395)              $15,400
Change in current period                         (18,585)             (107,795)
                                       ------------------    ------------------
BALANCE AT END OF PERIOD                       ($110,980)             ($92,395)
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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

RESULTS OF OPERATIONS

SOUTHERN's traditional business is primarily represented by its five integrated Southeast utilities, which provide electric service in four states. Another significant portion of SOUTHERN's business is represented by Southern Energy, which develops and manages domestic and international electricity and other energy-related businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period result from such acquisitions. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to the planned initial public offering and subsequent spin-off of Southern Energy.

Earnings

SOUTHERN's consolidated net income for the second quarter and year-to-date 2000 was $342 million ($0.52 per share) and $587 million ($0.90 per share), respectively, compared to $314 million ($0.45 per share) and $538 million ($0.77 per share) for the corresponding periods of 1999. For the integrated Southeast utilities, earnings were up by $18 million or 6.8% and $26 million or 5.7% for the second quarter and year-to-date 2000, respectively, due primarily to higher operating revenues. Earnings for Southern Energy were up by $16 million or 21.1% and $29 million or 17.8% for the second quarter and year-to-date 2000, respectively, when compared to the same periods of the previous year. The increase in Southern Energy's earnings is mainly due to the growing profitability from its Asian business units, primarily due to the Sual generating units being placed in service during the latter part of 1999.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Operating revenues...............................         $404,569           14.5         $535,591           10.2
Fuel expense.....................................          206,359           31.4          342,642           29.3
Purchased power expense..........................          (63,714)         (26.1)        (233,719)         (45.1)
Other operation expense..........................           89,097           17.2           44,424            4.4
Maintenance expense..............................           18,677            8.0           38,569            8.5
Depreciation and amortization expense............           68,984           21.2          131,195           20.5
Equity in earnings of unconsolidated
   subsidiaries..................................          (18,584)         (38.5)         (92,108)         (64.4)
Other, net.......................................           38,143          348.2           28,690           76.2
Interest on long-term debt.......................           44,213           26.9           78,209           23.6
Interest on notes payable........................           34,155           77.5           73,802          103.2
Other interest charges, net......................          (12,668)         (78.9)         (23,161)         (79.2)
Income taxes.....................................           (3,945)          (2.6)         (67,203)         (24.2)

                                       12

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Operating revenues. Operating revenues for the integrated Southeast utilities increased $229 million or 10.2% during the second quarter of 2000 and $352 million or 8.5% year-to-date 2000 due primarily to increased customer base, warmer weather and growth in the wholesale energy supply business in the Southeast. Southern Energy's operating revenues increased $170 million or 33.7% and $169 million or 16.5% for the second quarter and year-to-date 2000 reflecting increased energy sales as a result of additional generating units placed into service.

     Fuel expense. These increases for the current quarter and year-to-date 2000 can be attributed primarily to Southern Energy. Fuel expense for Southern Energy increased $152 million or 225.7% for the second quarter and $235 million or 216.1% year-to-date 2000. The increases are primarily attributed to the increased generation at plants in New York and California, which were acquired during 1999. Fuel expense for the integrated Southeast utilities was up due primarily to increased generation in order to meet energy demands.

     Purchased power expense. The decreases in purchased power expense for the second quarter and year-to-date 2000 when compared to the same periods in 1999 are primarily attributed to Southern Energy and were partially offset by increases in purchased power expense for the integrated Southeast utilities. Southern Energy's purchased power expense decreased $135 million or 84.9% and $333 million or 86.0%, respectively, for the second quarter and year-to-date 2000 as a result of the sale in 1999 of the former South Western Electricity plc's supply business to London Electricity plc. For the integrated Southeast utilities, purchased power expense increased $71 million or 83.8% for the second quarter of 2000 and $99 million or 75.3% year-to-date 2000 due to higher demand for energy.

     Other operation expense. During the second quarter and year-to-date 2000, the increases in other operation expense are mainly attributed to Southern Energy. Southern Energy's other operation expense was up by $62 million or 77.6% for the current quarter and $36 million or 22.3% year-to-date 2000 as compared to the corresponding periods in 1999. The increases were primarily due to the acquisitions of generating assets in New York and California and the new Sual plant in the Philippines being placed into service in 1999. For the integrated Southeast utilities, other operation expense increased for the current quarter and year-to-date 2000 due primarily to increased costs related to employee severance costs and customer service expense.

     Maintenance expense. For the integrated Southeast utilities, maintenance expense was up $7 million or 3.4% and $19 million or 4.8%, respectively, for the second quarter and year-to-date 2000 when compared to the same periods in 1999. These increases are attributed to a major, planned outage on a fossil power generation facility and maintenance on overhead lines. Southern Energy's maintenance expenses increased during second quarter and year-to-date 2000 by $12 million or 46.1% and $19 million or 37.9%, respectively, when compared to the same periods in 1999 due primarily to the acquisitions in 1999 of generating assets in New York and California.

     Depreciation and amortization expense. For the integrated Southeast utilities, this item increased $41 million or 15.5% in the second quarter of 2000 and $70 million or 13.5% year-to-date 2000 primarily as a result of accelerated amortization and depreciation by GEORGIA in accordance with the three-year rate order approved by the Georgia PSC. See Note (H) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order. Southern Energy's depreciation and amortization expense was higher for the current quarter by $26 million or 45.3% and $58 million or 51.8% year-to-date 2000 due to the increase in generating assets in Asia and North America.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Equity in earnings of unconsolidated subsidiaries. The decreases in this item for the second quarter and year-to-date 2000 when compared to the same periods in 1999 are attributed to a number of factors at Southern Energy. The decrease in the second quarter 2000 primarily relates to reduced earnings from the energy trading and marketing joint venture and continued price competition in Germany. The majority of the year-to-date 2000 decrease results from a $54 million settlement recognized during the first quarter of 1999 representing claims against a contractor for the Shajiao C construction project in China. The settlement was partially offset by related expenses included in other income accounts and income taxes.

     Other, net. For the current quarter and year-to-date 2000, Southern Energy's other, net increased $31 million or 179.4% and $14 million or 24.7%, respectively, when compared to the corresponding periods in 1999. These increases are primarily the result of the settlement of a commercial dispute with an outside advisor and additional lease income. For the integrated Southeast utilities, the increases in other, net for the current quarter and year-to-date 2000 are attributed primarily to ALABAMA's increase in the equity portion of Allowance for Funds Used During Construction as a result of an increase in the capitalization base.

     Interest on long-term debt. For the second quarter and year-to-date 2000, the increases in interest on long-term debt are primarily attributed to Southern Energy and represent increased amounts outstanding for long-term debt.

     Interest on notes payable. During the second quarter and year-to-date 2000, when compared to the corresponding periods of 1999, the increases in interest on notes payable are attributed to SOUTHERN's increased use of commercial paper and to Southern Energy's acquisition financing.

     Other interest charges, net. These decreases for the current quarter and year-to-date 2000 are primarily attributed to an increase in ALABAMA's Allowance for Funds Used During Construction resulting in a larger credit to interest expense than was recorded in the corresponding periods for 1999. Also, there was a decrease in interest charges related to the nuclear decommissioning trust, which was offset by a concurrent reduction of interest income in accordance with FERC requirements.

      Income taxes. The year-to-date 2000 decrease is primarily due to a tax provision of $28 million in 1999 related to the Shajiao C settlement discussed previously. In addition, in February 2000 an agreement with the United Kingdom Inland Revenue related to prior year tax computations at WPD resulted in a $20 million reduction.

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

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SOUTHERN has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

      In June 2000, SOUTHERN, through its subsidiary Southern Energy, announced an agreement with Potomac Electric Power Company ("PEPCO") to purchase PEPCO's generating business in Maryland and Virginia, assume PEPCO's entitlements under various power purchase agreements, operate two power stations in Washington, D.C. retained by PEPCO, and supply PEPCO with power required to meet its retail obligations for up to four years pursuant to transition power agreements. The purchase price of this transaction is $2.65 billion plus amounts to be determined for working capital and reimbursement of capital expenditures, and approximately $260 million in the event certain power purchase agreements are not transferred to Southern Energy. This transaction is expected to close in November 2000.

     On Friday, August 11, 2000, WPD Limited ("WPDL"), an indirect
49% owned subsidiary of Southern Energy, submitted an offer of 365 pence per share for the entire ordinary share capital of Hyder plc which owns and runs the electricity network in South Wales and the water distribution and waste water treatment business for all of Wales. This represents a total purchase price of (pound)559 million ($838 million).
Friday was the last day for submission of revised offers, no other revised offers were submitted, and WPDL was informed by the Takeover Panel in the United Kingdom that it was the higher bidder. WPDL's increased bid has not yet been formally announced pending the outcome of an appeal by the other party competing to acquire Hyder against a ruling of the Panel Executive allowing the WPDL bid to proceed. If WPDL's bid is successful, it is intended that WPD will become involved in the management of the electricity network in South Wales.


     Reference is made to Notes (B) through (D), (F) through (I), (L) and (N) through (R) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 2000 included $1.2 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations, short-term borrowings and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details. Reference is made to the SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income.

Financing Activities

During the first six months of 2000, maturities of the integrated Southeast utilities' first mortgage bonds totaled $200 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of GEORGIA's outstanding short-term indebtedness. In March 2000, MISSISSIPPI issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance was used to repay a portion of MISSISSIPPI's outstanding short-term indebtedness. In May 2000, ALABAMA issued $250 million of 7.85% senior notes due May 15, 2003. The proceeds of the sale were used to repay a portion of ALABAMA's outstanding short-term indebtedness.

     Reference is made to "Future Earnings Potential" herein for the discussion of the agreement between SOUTHERN, through its subsidiary Southern Energy, and PEPCO. To fund the purchase price of this transaction, Southern Energy plans to enter into lease financing arrangements for a significant portion of the PEPCO assets which are expected to provide $1.5 billion; to issue $1.02 billion of debt at Southern Energy North America Generating, Inc., a Southern Energy subsidiary, of which approximately $938 million will be drawn at closing; and to provide the balance from committed credit lines.

     Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for discussion of a program to repurchase SOUTHERN's common stock.

     The market price of SOUTHERN's common stock at June 30, 2000 was $23.3125 per share and the book value was $13.75 per share, representing a market-to-book ratio of 170%, compared to $23.50, $13.82 and 170%, respectively, at the end of 1999. The dividend for the second quarter of 2000 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $388 million will be required by June 30, 2001 for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 2000, approximately $788 million of cash and cash equivalents and approximately $6.2 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. At June 30, 2000, the SOUTHERN system companies had outstanding approximately $2.4 billion of short-term notes payable and $2.3 billion of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months                For the Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                                  2000              1999             2000             1999
                                                             ----------------  ---------------- ---------------- ----------------
                                                              (in thousands)                     (in thousands)
Operating Revenues:
Retail sales                                                        $747,570          $690,043       $1,353,696       $1,257,943
Sales for resale --
Non-affiliates                                                       113,685            93,008          209,816          178,573
Affiliates                                                            18,423            22,183           47,092           69,284
Other revenues                                                        20,780            17,382           36,031           31,140
                                                             ----------------  ---------------- ---------------- ----------------
Total operating revenues                                             900,458           822,616        1,646,635        1,536,940
                                                             ----------------  ---------------- ---------------- ----------------
Operating Expenses:
Operation --
Fuel                                                                 218,321           211,820          413,395          399,834
Purchased power --
Non-affiliates                                                        37,001            17,995           55,873           25,575
Affiliates                                                            53,922            36,091           80,787           63,518
Other                                                                135,363           134,602          247,609          252,498
Maintenance                                                           83,762            75,039          160,596          145,813
Depreciation and amortization                                         91,226            87,634          181,698          174,816
Taxes other than income taxes                                         52,088            50,601          106,240          103,662
                                                             ----------------  ---------------- ---------------- ----------------
Total operating expenses                                             671,683           613,782        1,246,198        1,165,716
                                                             ----------------  ---------------- ---------------- ----------------
Operating Income                                                     228,775           208,834          400,437          371,224
Other Income (Expense):
Interest income                                                        8,551            14,322           14,477           23,768
Equity in earnings of unconsolidated subsidiaries                        638               709            1,497            1,477
Other, net                                                              (107)           (2,796)          (1,189)          (8,299)
                                                              ----------------  ---------------- ---------------- ----------------
Earnings Before Interest and Income Taxes                            237,857           221,069          415,222          388,170
                                                              ----------------  ---------------- ---------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                            54,462            45,966          106,514           91,026
Interest on notes payable                                              4,234             2,885            7,176            5,560
Amortization of debt discount, premium and expense, net                2,886             2,772            5,725            5,490
Other interest charges, net                                            2,415            10,787            3,490           16,878
Distributions on preferred securities of subsidiary                    6,371             6,202           12,707           12,033
                                                             ----------------  ---------------- ---------------- ----------------
Total interest charges and other, net                                 70,368            68,612          135,612          130,987
                                                             ----------------  ---------------- ---------------- ----------------
Earnings Before Income Taxes                                         167,489           152,457          279,610          257,183
Income taxes                                                          60,278            55,568          100,919           93,344
                                                             ----------------  ---------------- ---------------- ----------------
Net Income                                                           107,211            96,889          178,691          163,839
Dividends on Preferred Stock                                           4,036             3,852            8,004            7,727
                                                             ----------------  ---------------- ---------------- ----------------
Net Income After Dividends on Preferred Stock                       $103,175           $93,037         $170,687         $156,112
                                                             ================  ================ ================ ================




                 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                    2000              1999
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                            $178,691          $163,839
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          202,909           204,381
Deferred income taxes and investment tax credits, net                                                   14,557            15,517
Other, net                                                                                             (37,992)           38,566
Changes in certain current assets and liabilities --
Receivables, net                                                                                       (66,654)          (20,610)
Fossil fuel stock                                                                                      (10,377)          (32,054)
Materials and supplies                                                                                  (5,790)           (5,805)
Accounts payable                                                                                        (6,326)          (71,378)
Energy cost recovery, retail                                                                            (7,502)            4,653
Other                                                                                                   24,476            (8,442)
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            285,992           288,667
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (391,398)         (321,236)
Other                                                                                                  (26,371)          (46,039)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (417,769)         (367,275)
                                                                                              ----------------- -----------------
Financing Activities:
Increase in notes payable, net                                                                         123,418           276,751
Proceeds --
Other long-term debt                                                                                   250,000           301,650
Preferred securities                                                                                         -            50,000
Capital contributions from parent company                                                               84,000                 -
Redemptions --
First mortgage bonds                                                                                  (100,000)         (300,000)
Other long-term debt                                                                                    (3,078)           (1,640)
Preferred stock                                                                                              -           (50,000)
Special deposits                                                                                             -          (101,650)
Payment of preferred stock dividends                                                                    (7,984)           (7,997)
Payment of common stock dividends                                                                     (208,800)         (196,400)
Other                                                                                                     (894)          (10,653)
                                                                                              ----------------- -----------------
Net cash provided from (used for) financing activities                                                 136,662           (39,939)
                                                                                              ----------------- -----------------
Net Change in Cash and Cash Equivalents                                                                  4,885          (118,547)
Cash and Cash Equivalents at Beginning of Period                                                        19,475           134,248
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                            $ 24,360          $ 15,701
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $114,885          $114,401
Income taxes (net of refunds)                                                                          $42,604           $41,660




              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                   ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                         2000              At December 31,
Assets                                                                                (Unaudited)               1999
                                                                                   ------------------    --------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 24,360                $ 19,475
Receivables --
Customer accounts receivable                                                                 315,798                 265,900
Unrecovered retail fuel clause revenue                                                       176,129                 168,627
Other accounts and notes receivable                                                           43,796                  42,137
Affiliated companies                                                                          60,355                  40,083
Accumulated provision for uncollectible accounts                                              (5,269)                 (4,117)
Refundable income taxes                                                                       13,974                  17,997
Fossil fuel stock, at average cost                                                            94,959                  84,582
Materials and supplies, at average cost                                                      173,427                 167,637
Other                                                                                         73,931                  46,011
                                                                                   ------------------    --------------------
Total current assets                                                                         971,460                 848,332
                                                                                   ------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                12,247,350              11,783,078
Less accumulated provision for depreciation                                                5,040,364               4,901,384
                                                                                   ------------------    --------------------
                                                                                           7,206,986               6,881,694
Nuclear fuel, at amortized cost                                                               89,228                 106,836
Construction work in progress                                                                589,435                 715,153
                                                                                   ------------------    --------------------
Total property, plant, and equipment                                                       7,885,649               7,703,683
                                                                                   ------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                             36,702                  34,891
Nuclear decommissioning trusts                                                               295,205                 286,653
Other                                                                                         11,952                  12,156
                                                                                   ------------------    --------------------
Total other property and investments                                                         343,859                 333,700
                                                                                   ------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     327,282                 330,405
Prepaid pension costs                                                                        239,491                 213,971
Debt expense, being amortized                                                                  9,235                   9,563
Premium on reacquired debt, being amortized                                                   79,898                  83,895
Department of Energy assessments                                                              27,685                  27,685
Other                                                                                        104,628                  97,470
                                                                                   ------------------    --------------------
Total deferred charges and other assets                                                      788,219                 762,989
                                                                                   ------------------    --------------------

Total Assets                                                                              $9,989,187              $9,648,704
                                                                                   ==================    ====================



     The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                   ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                         2000              At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)               1999
                                                                                   ------------------    --------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                           $       854              $  100,943
Notes payable                                                                                220,242                  96,824
Accounts payable --
Affiliated                                                                                    97,448                  91,315
Other                                                                                        121,528                 140,842
Customer deposits                                                                             34,349                  31,704
Taxes accrued --
Income taxes                                                                                 153,241                 100,569
Other                                                                                         52,644                  18,295
Interest accrued                                                                              34,857                  26,365
Vacation pay accrued                                                                          30,112                  30,112
Other                                                                                         51,603                  84,267
                                                                                   ------------------    --------------------
Total current liabilities                                                                    796,878                 721,236
                                                                                   ------------------    --------------------
Long-term debt                                                                             3,437,906               3,190,378
                                                                                   ------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          1,247,445               1,240,344
Deferred credits related to income taxes                                                     256,496                 265,102
Accumulated deferred investment tax credits                                                  254,824                 260,367
Employee benefits provisions                                                                  84,131                  82,298
Prepaid capacity revenues                                                                     69,312                  79,703
Other                                                                                        143,074                 155,901
                                                                                   ------------------    --------------------
Total deferred credits and other liabilities                                               2,055,282               2,083,715
                                                                                   ------------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           347,000                 347,000
                                                                                   ------------------    --------------------
Cumulative preferred stock                                                                   317,512                 317,512
                                                                                   ------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
Authorized  - 6,000,000 shares
Outstanding - 5,608,955 shares
Par value                                                                                    224,358                 224,358
Paid-in capital                                                                            1,622,992               1,538,992
Premium on preferred stock                                                                        99                      99
Retained earnings                                                                          1,187,160               1,225,414
                                                                                   ------------------    --------------------
Total common stockholder's equity                                                          3,034,609               2,988,863
                                                                                   ------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $9,989,187              $9,648,704
                                                                                   ==================    ====================



            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 2000 was $103.2 million and $170.7 million, respectively, compared to $93.0 million and $156.1 million for the corresponding periods of 1999. Earnings for the current quarter and year-to-date 2000 increased $10.1 million or 10.9% and $14.6 million or 9.3%, respectively, due primarily to increases in operating revenues, which were partially offset by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $57,527            8.3          $95,753            7.6
Sales for resale - non-affiliates................           20,677           22.2           31,243           17.5
Sales for resale - affiliates....................           (3,760)         (16.9)         (22,192)         (32.0)
Purchased power - non-affiliates.................           19,006          105.6           30,298          118.5
Purchased power - affiliates.....................           17,831           49.4           17,269           27.2
Maintenance expense..............................            8,723           11.6           14,783           10.1
Interest income..................................           (5,771)         (40.3)          (9,291)         (39.1)
Other, net.......................................            2,689           96.2            7,110           85.7
Interest on long-term debt.......................            8,496           18.5           15,488           17.0
Other interest charges, net......................           (8,372)         (77.6)         (13,388)         (79.3)

     Retail sales. Retail sales revenues were higher for the second quarter and year-to-date 2000 when compared to the same periods in 1999 due mainly to increases in retail energy sales of 5.1% and 4.2% for the respective periods. Retail energy sales increased due primarily to warmer weather and strong commercial growth.

     Sales for resale-non-affiliates. These revenues increased in the second quarter and year-to-date 2000 due primarily to increased unit power sales and increased sales for resale within ALABAMA's service area. Revenues from unit power sales for the current quarter and year-to-date 2000 increased as a result of higher energy sales and an adjustment recorded in the second quarter of 1999 lowering the return under formula rate contracts. Territorial sales for resale increased for the current quarter and year-to-date 2000 as a result of warmer weather. Energy is usually sold at variable cost and has no significant impact on earnings.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power - non-affiliates. Increased amounts of purchased power were needed to meet territorial demand for the second quarter and year-to-date 2000 to offset decreased nuclear and hydro power generation related to a refueling and steam generator replacement outage and lower stream flows, respectively.

     Maintenance expense. These expenditures increased for the current quarter and year-to-date 2000 primarily due to higher costs related to a major, planned outage on a fossil power generation facility and increased maintenance of overhead lines.

     Interest income. This item was lower for the current quarter and year-to-date 2000 when compared to the same periods in 1999 due primarily to a decrease in recognized gains on investments held by the nuclear decommissioning trust. Interest income related to the nuclear decommissioning trust was offset by a concurrent reduction of other interest charges in accordance with FERC requirements.

     Other, net. The increase for the second quarter and year-to-date 2000 was primarily due to an increase in the equity portion of Allowance for Funds Used During Construction as a result of an increase in the capitalization base.

     Interest on long-term debt. Interest on long-term debt increased in the second quarter and year-to-date 2000 primarily due to the issuance of $450 million of senior notes in the last half of 1999 and $250 million in the current quarter.

     Other interest charges, net. The decreases in other interest charges for the second quarter and year-to-date 2000 when compared to the same periods in 1999 are primarily attributed to an increase in Allowance for Funds Used During Construction resulting in a larger credit to interest expense than was recorded in the corresponding periods for 1999. Also, there was a decrease in interest charges related to the nuclear decommissioning trust, which was offset by a concurrent reduction of interest income in accordance with FERC requirements.

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

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts - and for hedging activities. ALABAMA has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (C), (F), (G) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 2000 included the addition of approximately $391.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and capital contributions from SOUTHERN. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 2000, maturities of first mortgage bonds by ALABAMA totaled $100 million. In May 2000, ALABAMA issued $250 million of 7.85% senior notes due May 15, 2003. The proceeds of the sale were used to repay a portion of ALABAMA's outstanding short-term indebtedness. ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 2000, approximately $24.4 million of cash and cash equivalents, had unused committed lines of credit of approximately $902 million (including $418 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At June 30, 2000, ALABAMA had outstanding $196 million of commercial paper and $24 million of notes payable to banks.

                                                                     Exhibit 1
                                ARTHUR ANDERSEN




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 2000, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


/s/ Arthur Andersen LLP
Birmingham, Alabama
August 8, 2000

                               GEORGIA POWER COMPANY


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three Months                For the Six Months
                                                                     Ended June 30,                     Ended June 30,
                                                                 2000              1999              2000             1999
                                                            ----------------  ---------------- ----------------- ----------------
                                                            (in thousands)                      (in thousands)
Operating Revenues:
Retail sales                                                     $1,095,283         $ 990,335        $2,004,311       $1,852,112
Sales for resale --
Non-affiliates                                                       62,110            53,861           105,799           95,616
Affiliates                                                           31,220            14,482            43,153           22,388
Other revenues                                                       32,064            32,870            59,053           52,362
                                                            ----------------  ---------------- ----------------- ----------------
Total operating revenues                                          1,220,677         1,091,548         2,212,316        2,022,478
                                                            ----------------  ---------------- ----------------- ----------------
Operating Expenses:
Operation --
Fuel                                                                269,396           237,574           480,303          415,786
Purchased power --
Non-affiliates                                                       85,430            47,752           128,540           79,910
Affiliates                                                           41,728            43,850            89,468           98,771
Other                                                               201,529           184,321           360,512          352,603
Maintenance                                                          88,408            90,937           186,541          182,473
Depreciation and amortization                                       173,803           139,289           331,570          271,724
Taxes other than income taxes                                        49,896            49,151           101,509           98,153
                                                             ----------------  ---------------- ----------------- ----------------
Total operating expenses                                            910,190           792,874         1,678,443        1,499,420
                                                            ----------------  ---------------- ----------------- ----------------
Operating Income                                                    310,487           298,674           533,873          523,058
Other Income (Expense):
Interest income                                                         778             2,115             1,186            2,365
Equity in earnings of unconsolidated subsidiaries                       676               731             1,529            1,464
Other, net                                                            1,955            (3,389)           (4,270)         (10,026)
                                                            ----------------  ---------------- ----------------- ----------------
Earnings Before Interest and Income Taxes                           313,896           298,131           532,318          516,861
                                                            ----------------  ---------------- ----------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                           43,402            42,872            82,274           83,983
Interest on notes payable                                             7,920             5,618            16,075            9,834
Amortization of debt discount, premium and expense, net               4,506             3,900             7,216            7,600
Other interest charges, net                                          (2,694)             (402)           (5,454)             727
Distributions on preferred securities of subsidiary                  14,776            17,026            29,552           31,997
                                                            ----------------  ---------------- ----------------- ----------------
Total interest charges and other, net                                67,910            69,014           129,663          134,141
                                                            ----------------  ---------------- ----------------- ----------------
Earnings Before Income Taxes                                        245,986           229,117           402,655          382,720
Income taxes                                                         97,284            90,368           160,084          151,189
                                                            ----------------  ---------------- ----------------- ----------------
Net Income                                                          148,702           138,749           242,571          231,531
Dividends on Preferred Stock                                            169               178               339            1,379
                                                            ----------------  ---------------- ----------------- ----------------
Net Income After Dividends on Preferred Stock                     $ 148,533         $ 138,571         $ 242,232        $ 230,152
                                                            ================  ================ ================= ================




                  The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                    GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2000            1999
                                                                                              --------------- ----------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                          $242,571         $231,531
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                        304,526          280,856
Deferred income taxes and investment tax credits, net                                                (15,964)           6,396
Other, net                                                                                           169,471           33,791
Changes in certain current assets and liabilities --
Receivables, net                                                                                     (10,306)           9,255
Fossil fuel stock                                                                                      3,870          (34,316)
Materials and supplies                                                                                (3,836)          (3,354)
Accounts payable                                                                                     (21,728)         (66,228)
Energy cost recovery, retail                                                                         (62,437)          (4,262)
Other                                                                                                 27,948           40,918
                                                                                              --------------- ----------------
Net cash provided from operating activities                                                          634,115          494,587
                                                                                              --------------- ----------------
Investing Activities:
Gross property additions                                                                            (456,786)        (353,516)
Other                                                                                                (66,152)         (44,126)
                                                                                              --------------- ----------------
Net cash used for investing activities                                                              (522,938)        (397,642)
                                                                                              --------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                           (238,082)         147,701
Proceeds --
Other long-term debt                                                                                 300,000          338,000
Preferred securities                                                                                       -          200,000
Capital contributions from parent company                                                            269,000                -
Retirements --
First mortgage bonds                                                                                (100,000)        (209,000)
Other long-term debt                                                                                       -          (50,000)
Preferred stock                                                                                         (383)         (35,732)
Payment of preferred stock dividends                                                                    (318)            (378)
Payment of common stock dividends                                                                   (275,100)        (266,800)
Other                                                                                                (85,183)        (212,429)
                                                                                              --------------- ----------------
Net cash used for financing activities                                                              (130,066)         (88,638)
                                                                                              --------------- ----------------
Net Change in Cash and Cash Equivalents                                                              (18,889)           8,307
Cash and Cash Equivalents at Beginning of Period                                                      34,660           16,272
                                                                                              --------------- ----------------
Cash and Cash Equivalents at End of Period                                                          $ 15,771         $ 24,579
                                                                                              =============== ================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                $133,263         $126,412
Income taxes (net of refunds)                                                                        $54,164          $88,524





            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                   GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                         2000              At December 31,
Assets                                                                                (Unaudited)               1999
                                                                                   ------------------    -------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 15,771               $ 34,660
Receivables --
Customer accounts receivable                                                                 506,203                438,161
Other accounts and notes receivable                                                          107,083                102,544
Affiliated companies                                                                          12,199                 16,006
Accumulated provision for uncollectible accounts                                              (5,100)                (7,000)
Fossil fuel stock, at average cost                                                           122,428                126,298
Materials and supplies, at average cost                                                      257,730                253,894
Other                                                                                         93,528                 63,990
                                                                                   ------------------    -------------------
Total current assets                                                                       1,109,842              1,028,553
                                                                                   ------------------    -------------------
Property, Plant, and Equipment:
In service                                                                                16,171,016             15,798,624
Less accumulated provision for depreciation                                                6,775,426              6,538,574
                                                                                   ------------------    -------------------
                                                                                           9,395,590              9,260,050
Nuclear fuel, at amortized cost                                                              114,783                119,288
Construction work in progress                                                                451,669                425,975
                                                                                   ------------------    -------------------
Total property, plant, and equipment                                                       9,962,042              9,805,313
                                                                                   ------------------    -------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                             27,893                 25,024
Nuclear decommissioning trusts                                                               410,900                371,914
Other                                                                                         32,191                 33,766
                                                                                   ------------------    -------------------
Total other property and investments                                                         470,984                430,704
                                                                                   ------------------    -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     577,945                590,893
Prepaid pension costs                                                                        173,171                145,801
Debt expense, being amortized                                                                 54,743                 55,824
Premium on reacquired debt, being amortized                                                  178,476                 99,331
Other                                                                                        123,759                120,441
                                                                                   ------------------    -------------------
Total deferred charges and other assets                                                    1,108,094              1,012,290
                                                                                   ------------------    -------------------
Total Assets                                                                             $12,650,962            $12,276,860
                                                                                   ==================    ===================



           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                   GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                         2000              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)               1999
                                                                                   ------------------    -------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 51,240               $155,772
Notes payable and commercial paper                                                           398,159                636,241
Accounts payable --
Affiliated                                                                                    90,510                 76,591
Other                                                                                        288,634                346,785
Customer deposits                                                                             77,238                 74,695
Taxes accrued --
Income taxes                                                                                 129,798                  7,914
Other                                                                                         95,660                127,414
Interest accrued                                                                              47,848                 58,665
Vacation pay accrued                                                                          37,927                 38,143
Other                                                                                         99,566                153,767
                                                                                   ------------------    -------------------
Total current liabilities                                                                  1,316,580              1,675,987
                                                                                   ------------------    -------------------
Long-term debt                                                                             2,992,806              2,688,358
                                                                                   ------------------    -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                          2,213,027              2,202,565
Deferred credits related to income taxes                                                     257,777                267,083
Accumulated deferred investment tax credits                                                  359,714                367,114
Employee benefits provisions                                                                 187,719                181,529
Other                                                                                        345,178                151,812
                                                                                   ------------------    -------------------
Total deferred credits and other liabilities                                               3,363,415              3,170,103
                                                                                   ------------------    -------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           789,250                789,250
                                                                                   ------------------    -------------------
Preferred stock                                                                               14,569                 14,952
                                                                                   ------------------    -------------------
Common Stockholder's Equity
Common stock, without par value--
Authorized  - 15,000,000 shares
Outstanding  -  7,761,500 shares                                                             344,250                344,250
Paid-in capital                                                                            2,084,983              1,815,983
Premium on preferred stock                                                                        40                     40
Retained earnings                                                                          1,745,069              1,777,937
                                                                                   ------------------    -------------------
Total common stockholder's equity                                                          4,174,342              3,938,210
                                                                                   ------------------    -------------------

Total Liabilities and Stockholder's Equity                                               $12,650,962            $12,276,860
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 2000 was $148.5 million and $242.2 million, respectively, compared to $138.6 million and $230.2 million for the corresponding periods in 1999. The second quarter 2000 increase of $10.0 million or 7.2% and the year-to-date increase of $12.1 million or 5.2% are primarily attributed to higher operating revenues which were partially offset by higher operating expenses, including additional accelerated amortization and depreciation required under GEORGIA's three-year rate order.


     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................         $104,948           10.6         $152,199            8.2
Sales for resale -  non-affiliates...............            8,249           15.3           10,183           10.6
Sales for resale - affiliates....................           16,738          115.6           20,765           92.8
Other operating revenues.........................             (806)          (2.5)           6,691           12.8
Fuel expense.....................................           31,822           13.4           64,517           15.5
Purchased power - non-affiliates.................           37,678           78.9           48,630           60.9
Other operation expense..........................           17,208            9.3            7,909            2.2
Depreciation and amortization....................           34,514           24.8           59,846           22.0


     Retail sales. Retail sales revenues were higher for the second quarter and year-to-date 2000 when compared to the same periods in 1999 due mainly to increases in retail energy sales of 7.5% and 6.1% for the respective periods. Retail energy sales to residential, commercial and industrial customers were up by 11.3%, 9.5% and 3.4% for the second quarter of 2000 and 8.0%, 8.5% and 3.0% year-to-date 2000, respectively. Retail energy sales increased due primarily to growth in the number of customers and warmer weather than in the corresponding periods of 1999.

     Sales for resale - non-affiliates. The increases in these sales to non-affiliates in the second quarter and year-to-date 2000 are attributed to higher demand for energy by non-affiliates. These transactions did not have a significant impact on earnings.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other operating revenues. The year-to-date 2000 increase is primarily attributed to the recognition of the open-access transmission tariff settlement in 1999.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. This expense is higher for the second quarter and year-to-date 2000, when compared to the same periods of the prior year, due primarily to increased generation from fossil-fueled plants to meet higher energy demands and higher natural gas and oil prices. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Purchased power from non-affiliates. Increased demand for energy as well as the drought in GEORGIA's service area, and increased prices for natural gas and oil, resulted in the increases in purchased power for the current quarter and year-to-date 2000 when compared to the same periods of 1999. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Other operation expense. These expenses were higher in the second quarter and year-to-date 2000 as compared to the corresponding periods in the prior year due primarily to increased costs related to employee severance costs and customer service expense.

     Depreciation and amortization expense. For the second quarter and year-to-date 2000, the increases in this expense are attributable to accelerated amortization and depreciation required by the three-year rate order which became effective January 1, 1999 and increased in-service property, plant and equipment. See Note (H) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts - and for hedging activities. GEORGIA has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (C), (H), (I) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 2000 was the addition of approximately $456.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 2000, maturities of first mortgage bonds by GEORGIA totaled $100 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 2000, approximately $15.8 million of cash and cash equivalents and approximately $1.8 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. At June 30, 2000, GEORGIA had outstanding $398.2 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                      Exhibit 1

                                ARTHUR ANDERSEN



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 2000, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

/s/ Arthur Andersen LLP
Atlanta, Georgia
August 8, 2000

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months              For the Six Months
                                                               Ended June 30,                   Ended June 30,
                                                           2000              1999             2000           1999
                                                        -------------------------------- ------------------------------
                                                                       (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                 $142,360          $128,214        $259,167       $235,495
Sales for resale --
Non-affiliates                                                 16,609            14,932          27,587         26,126
Affiliates                                                     20,566            13,610          29,233         20,681
Other revenues                                                  2,585            10,059           4,631         19,019
                                                        --------------  ---------------- --------------- --------------
Total operating revenues                                      182,120           166,815         320,618        301,321
                                                        --------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
Fuel                                                           57,020            53,208          98,663         91,961
Purchased power --
Non-affiliates                                                 15,781             9,138          22,395         13,294
Affiliates                                                      3,578             3,100           6,736          6,675
Other                                                          29,979            27,780          57,167         54,922
Maintenance                                                    15,346            15,903          29,522         32,496
Depreciation and amortization                                  16,443            16,034          32,810         32,112
Taxes other than income taxes                                  13,468            12,399          26,813         24,943
                                                        --------------  ---------------- --------------- --------------
Total operating expenses                                      151,615           137,562         274,106        256,403
                                                        --------------  ---------------- --------------- --------------
Operating Income                                               30,505            29,253          46,512         44,918
Other Income (Expense):
Interest income                                                   289               260             727            501
Other, net                                                       (934)              (91)         (1,438)          (903)
                                                        --------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                      29,860            29,422          45,801         44,516
                                                        --------------  ---------------- --------------- --------------
Interest Charges and Other:
Interest on long-term debt                                      5,726             5,032          11,346          9,982
Interest on notes payable                                       1,010               871           1,783          1,356
Amortization of debt discount, premium and expense, net           532               491           1,035            989
Other interest charges, net                                       228               333             400            611
Distributions on preferred securities of subsidiary             1,550             1,550           3,100          3,100
                                                        --------------  ---------------- --------------- --------------
Total interest charges and other, net                           9,046             8,277          17,664         16,038
                                                        --------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                   20,814            21,145          28,137         28,478
Income taxes                                                    7,833             7,865          10,449         10,345
                                                        --------------  ---------------- --------------- --------------
Net Income                                                     12,981            13,280          17,688         18,133
Dividends on Preferred Stock                                       54                54             108            108
                                                        --------------  ---------------- --------------- --------------
Net Income After Dividends on Preferred Stock                 $12,927           $13,226         $17,580        $18,025
                                                        ==============  ================ =============== ==============


                 The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2000             1999
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $17,688          $18,133
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                         34,793           34,100
Deferred income taxes and investment tax credits, net                                                 (8,245)          (1,952)
Other, net                                                                                             5,202            5,824
Changes in certain current assets and liabilities --
Receivables, net                                                                                     (11,728)         (12,514)
Fossil fuel stock                                                                                     (1,914)         (22,869)
Materials and supplies                                                                                 1,335             (831)
Accounts payable                                                                                       5,789           (4,082)
Other                                                                                                 27,476            6,709
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           70,396           22,518
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (48,452)         (33,242)
Other                                                                                                 (9,289)         (10,221)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (57,741)         (43,463)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              3,000           53,500
Retirements --
Other long-term debt                                                                                    (924)               -
Payment of preferred stock dividends                                                                    (108)            (117)
Payment of common stock dividends                                                                    (29,500)         (30,100)
Other                                                                                                    (22)              (4)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                               (27,554)          23,279
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                              (14,899)           2,334
Cash and Cash Equivalents at Beginning of Period                                                      15,753              969
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                              $854           $3,303
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                 $16,335          $13,089
Income taxes (net of refunds)                                                                          5,207            2,412





              The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                   GULF POWER COMPANY
                                                CONDENSED BALANCE SHEETS

                                                                                    At June 30,
                                                                                        2000            At December 31,
Assets                                                                              (Unaudited)              1999
                                                                                   ---------------    --------------------
                                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 854                $ 15,753
Receivables --
Customer accounts receivable                                                               68,095                  55,108
Other accounts and notes receivable                                                         5,874                   4,325
Affiliated companies                                                                        5,203                   7,104
Accumulated provision for uncollectible accounts                                           (1,933)                 (1,026)
Fossil fuel stock, at average cost                                                         31,783                  29,869
Materials and supplies, at average cost                                                    28,753                  30,088
Regulatory clauses under recovery                                                           3,952                  11,611
Other                                                                                       6,943                   5,354
                                                                                   ---------------    --------------------
Total current assets                                                                      149,524                 158,186
                                                                                   ---------------    --------------------
Property, Plant, and Equipment:
In service                                                                              1,872,767               1,853,664
Less accumulated provision for depreciation                                               851,079                 821,970
                                                                                   ---------------    --------------------
                                                                                        1,021,688               1,031,694
Construction work in progress                                                              59,404                  34,164
                                                                                   ---------------    --------------------
Total property, plant, and equipment                                                    1,081,092               1,065,858
                                                                                   ---------------    --------------------
Other Property and Investments                                                              4,475                   1,481
                                                                                   ---------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                   16,597                  25,264
Prepaid pension costs                                                                      20,369                  17,734
Debt expense, being amortized                                                               2,470                   2,526
Premium on reacquired debt, being amortized                                                16,602                  17,360
Other                                                                                      18,681                  20,086
                                                                                   ---------------    --------------------
Total deferred charges and other assets                                                    74,719                  82,970
                                                                                   ---------------    --------------------
Total Assets                                                                           $1,309,810              $1,308,495
                                                                                   ===============    ====================





            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                   GULF POWER COMPANY
                                                CONDENSED BALANCE SHEETS

                                                                                    At June 30,
                                                                                        2000            At December 31,
Liabilities and Stockholder's Equity                                                (Unaudited)              1999
                                                                                   ---------------    --------------------
                                                                                                       (in thousands)
Current Liabilities:
Notes payable                                                                            $ 58,000                $ 55,000
Accounts payable --
Affiliated                                                                                 13,869                  14,878
Other                                                                                      24,569                  22,581
Customer deposits                                                                          13,219                  12,778
Taxes accrued --
Income taxes                                                                               18,312                   4,889
Other                                                                                      12,669                   7,707
Interest accrued                                                                            8,786                   9,255
Vacation pay accrued                                                                        4,199                   4,199
Other                                                                                       7,157                   4,961
                                                                                   ---------------    --------------------
Total current liabilities                                                                 160,780                 136,248
                                                                                   ---------------    --------------------
Long-term debt                                                                            366,724                 367,449
                                                                                   ---------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                         156,530                 162,776
Deferred credits related to income taxes                                                   39,947                  49,693
Accumulated deferred investment tax credits                                                26,752                  27,712
Employee benefits provisions                                                               33,735                  31,735
Other                                                                                      25,713                  21,333
                                                                                   ---------------    --------------------
Total deferred credits and other liabilities                                              282,677                 293,249
                                                                                   ---------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                         85,000                  85,000
                                                                                   ---------------    --------------------
Preferred stock                                                                             4,236                   4,236
                                                                                   ---------------    --------------------
Common Stockholder's Equity
Common stock, without par value--
Authorized  - 992,717 shares
Outstanding - 992,717 shares                                                               38,060                  38,060
Paid-in capital                                                                           221,254                 221,254
Premium on preferred stock                                                                     12                      12
Retained earnings                                                                         151,067                 162,987
                                                                                   ---------------    --------------------
Total common stockholder's equity                                                         410,393                 422,313
                                                                                   ---------------    --------------------

Total Liabilities and Stockholder's Equity                                             $1,309,810              $1,308,495
                                                                                   ===============    ====================





            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 2000 was $12.9 million and $17.6 million, respectively, compared to $13.2 million and $18.0 million for the same periods in 1999. Although operating revenues increased, earnings decreased slightly due primarily to changes in interest on long-term debt and notes payable.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $14,146           11.0          $23,672           10.1
Sales for resale - non-affiliates................            1,677           11.2            1,461            5.6
Sales for resale - affiliates....................            6,956           51.1            8,552           41.4
Other operating revenues.........................           (7,474)         (74.3)         (14,388)         (75.7)
Fuel expense.....................................            3,812            7.2            6,702            7.3
Purchased power - non-affiliates.................            6,643           72.7            9,101           68.5
Other operation expense..........................            2,199            7.9            2,245            4.1
Maintenance expense..............................             (557)          (3.5)          (2,974)          (9.2)
Taxes other than income taxes....................            1,069            8.6            1,870            7.5
Other, net.......................................             (843)            N/M            (535)         (59.2)
Interest on long-term debt.......................              694           13.8            1,364           13.7


N/M - Not meaningful

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales revenues increased slightly during the second quarter and year-to-date 2000 when compared to the corresponding periods of the prior year. Retail energy sales increased 4.9% and 5.1% during the second quarter and year-to-date 2000, respectively, when compared to the same periods in 1999. These increases were due primarily to growth in the number of retail customers served by GULF. The year-to-date 2000 increase in energy sales was offset, for the most part, by retail base rate reductions and the recording of estimated revenues to be shared under GULF's Sharing Plan, which was approved by the Florida PSC in October 1999. For additional information regarding the reduction to retail base rates and the Sharing Plan, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     Sales for resale - non-affiliates. Increased revenues from unit power energy sales were the primary reason for the second quarter and year-to-date 2000 increases when compared to the same periods in 1999. Energy is usually sold at variable cost and has no significant impact on net income.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operating revenues. These revenues were down in the second quarter and year-to-date 2000 due primarily to a decrease in fuel, conservation and capacity clause revenues. The decreases in these revenues were a result of adjustments to reflect differences between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Fuel expense. For the second quarter and year-to-date 2000, fuel expense increased due mainly to increased generation in order to meet the demand for energy and a higher average cost of fuel consumed.

     Purchased power from non-affiliates. The increases during the second quarter and year-to-date 2000 when compared to the same periods in the prior year are primarily attributed to an increase in energy purchases due to increased power marketing activities, the majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. These expenses were higher for the second quarter and year-to-date 2000 due primarily to increased expenses associated with higher variable payroll costs, as well as a higher provision for uncollectible accounts when compared to the same periods in 1999.

     Maintenance expense. For the second quarter and year-to-date 2000, these expenses decreased when compared to the corresponding periods of 1999 due primarily to scheduled outages during the first half of 1999.

     Taxes other than income taxes. The increases in these taxes for the current quarter and year-to-date 2000 are primarily due to higher franchise fees and gross receipt taxes related to increases in GULF's billed revenues. These collections are also included in other operating revenues and have no impact on earnings.

     Other, net. The second quarter 2000 decrease, when compared to the same period in 1999, is attributed, for the most part, to expenses related to the discontinuance of GULF's appliance sales division. The year-to-date 2000 decrease is primarily attributed to the discontinuance of GULF's appliance sales division, as well as an increase in expenditures related to environmental advocacy when compared to the same period in 1999.

     Interest on long-term debt. Interest on long-term debt increased during the second quarter and year-to-date 2000 due mainly to the issuance of senior notes during the latter half of 1999.

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

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts - and for hedging activities. GULF has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 2000 included the addition of approximately $48.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at June 30, 2000, approximately $854 thousand of cash and cash equivalents and $46.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for GULF's obligations with respect to variable rate pollution control bonds. At June 30, 2000, GULF had $58 million outstanding of notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months               For the Six Months
                                                                    Ended June 30,                    Ended June 30,

                                                                2000              1999             2000            1999
                                                             --------------  ---------------- ---------------- --------------
                                                                            (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                                      $132,749          $120,047         $233,711       $212,065
Sales for resale --
Non-affiliates                                                      35,787            32,078           62,349         59,307
Affiliates                                                           4,303             3,257            8,884          4,292
Other revenues                                                       3,189             3,208            5,789          5,361
                                                             --------------  ---------------- ---------------- --------------
Total operating revenues                                           176,028           158,590          310,733        281,025
                                                             --------------  ---------------- ---------------- --------------
Operating Expenses:
Operation --
Fuel                                                                52,513            46,706           89,573         78,228
Purchased power --
Non-affiliates                                                      13,152             7,162           17,160          9,507
Affiliates                                                          11,433             7,497           23,055         16,399
Other                                                               27,954            27,683           54,685         54,730
Maintenance                                                         17,247            14,265           30,184         25,866
Depreciation and amortization                                       13,508            11,780           25,221         23,569
Taxes other than income taxes                                       12,091            12,208           24,132         23,315
                                                             --------------  ---------------- ---------------- --------------
Total operating expenses                                           147,898           127,301          264,010        231,614
                                                             --------------  ---------------- ---------------- --------------
Operating Income                                                    28,130            31,289           46,723         49,411
Other Income:
Interest income                                                         41                69              140            150
Other, net                                                             437               587              791          1,221
                                                             --------------  ---------------- ---------------- --------------
Earnings Before Interest and Income Taxes                           28,608            31,945           47,654         50,782
                                                             --------------  ---------------- ---------------- --------------
Interest Charges and Other:
Interest on long-term debt                                           6,404             5,034           11,828         10,044
Interest on notes payable                                              624               874            1,669          1,286
Amortization of debt discount, premium and expense, net                366               361              723            717
Other interest charges, net                                             95                96              223            178
Distributions on preferred securities of subsidiary                    699               699            1,398          1,398
                                                             --------------  ---------------- ---------------- --------------
Total interest charges and other, net                                8,188             7,064           15,841         13,623
                                                             ---------------  ---------------- ---------------- --------------
Earnings Before Income Taxes                                        20,420            24,881           31,813         37,159
Income taxes                                                         7,684             9,424           11,852         14,006
                                                             ---------------  ---------------- ---------------- --------------
Net Income                                                          12,736            15,457           19,961         23,153
Dividends on Preferred Stock                                           504               504            1,007          1,007
                                                             --------------  ---------------- ---------------- --------------
Net Income After Dividends on Preferred Stock                      $12,232          $ 14,953          $18,954       $ 22,146
                                                             ==============  ================ ================ ==============




              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                                  2000            1999
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                          $19,961         $23,153
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                        27,444          25,637
Deferred income taxes and investment tax credits, net                                                (2,669)          1,747
Other, net                                                                                            6,407          (1,226)
Changes in certain current assets and liabilities --
Receivables, net                                                                                        245         (15,694)
Fossil fuel stock                                                                                     6,623         (12,453)
Materials and supplies                                                                                 (391)         (1,152)
Accounts payable                                                                                     (8,686)         (7,287)
Other                                                                                                (4,035)         (3,490)
                                                                                              -------------- ---------------
Net cash provided from operating activities                                                          44,899           9,235
                                                                                              -------------- ---------------
Investing Activities:
Gross property additions                                                                            (44,921)        (26,700)
Other                                                                                                (9,297)         (6,879)
                                                                                              -------------- ---------------
Net cash used for investing activities                                                              (54,218)        (33,579)
                                                                                              -------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                           (10,500)         56,000
Proceeds --
Other long-term debt                                                                                100,000               -
Capital contributions from parent company                                                            10,000               -
Retirements --
Other long-term debt                                                                                (50,681)            (57)
Payment of preferred stock dividends                                                                 (1,007)         (1,007)
Payment of common stock dividends                                                                   (27,400)        (27,600)
Other                                                                                                  (253)           (243)
                                                                                              -------------- ---------------
Net cash provided from financing activities                                                          20,159          27,093
                                                                                              -------------- ---------------
Net Change in Cash and Cash Equivalents                                                              10,840           2,749
Cash and Cash Equivalents at Beginning of Period                                                        173           1,327
                                                                                              -------------- ---------------
Cash and Cash Equivalents at End of Period                                                          $11,013          $4,076
                                                                                              ============== ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                $13,776         $12,722
Income taxes (net of refunds)                                                                          $104             $97



         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                        2000               At December 31,
Assets                                                                               (Unaudited)                1999
                                                                                 --------------------    -------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $  11,013                 $  173
Receivables --
Customer accounts receivable                                                                  77,358                 61,274
Other accounts and notes receivable                                                           17,723                 23,490
Affiliated companies                                                                           5,241                 16,097
Accumulated provision for uncollectible accounts                                                (530)                  (697)
Fossil fuel stock, at average cost                                                            19,174                 25,797
Materials and supplies, at average cost                                                       21,029                 20,638
Other                                                                                         12,074                 10,013
                                                                                 --------------------    -------------------
Total current assets                                                                         163,082                156,785
                                                                                 --------------------    -------------------
Property, Plant, and Equipment:
In service                                                                                 1,653,678              1,601,399
Less accumulated provision for depreciation                                                  648,467                626,841
                                                                                 --------------------    -------------------
                                                                                           1,005,211                974,558
Construction work in progress                                                                 59,043                 68,721
                                                                                 --------------------    -------------------
Total property, plant, and equipment                                                       1,064,254              1,043,279
                                                                                 --------------------    -------------------
Other Property and Investments                                                                 2,280                  1,389
                                                                                 --------------------    -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      14,333                 21,557
Prepaid pension costs                                                                          4,368                  2,488
Debt expense, being amortized                                                                  4,645                  4,355
Premium on reacquired debt, being amortized                                                    7,578                  8,154
Other                                                                                         10,753                 13,129
                                                                                 --------------------    -------------------
Total deferred charges and other assets                                                       41,677                 49,683
                                                                                 --------------------    -------------------
Total Assets                                                                              $1,271,293             $1,251,136
                                                                                 ====================    ===================




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                        2000               At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)                1999
                                                                                 --------------------    -------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 30,020               $ 30,020
Notes payable                                                                                 47,000                 57,500
Accounts payable --
Affiliated                                                                                    13,334                 17,002
Other                                                                                         33,878                 43,105
Customer deposits                                                                              4,522                  3,749
Taxes accrued --
Income taxes                                                                                  19,674                  6,865
Other                                                                                         20,462                 35,534
Interest accrued                                                                               5,815                  6,733
Vacation pay accrued                                                                           5,218                  5,218
Other                                                                                          8,549                  7,497
                                                                                 --------------------    -------------------
Total current liabilities                                                                    188,472                213,223
                                                                                 --------------------    -------------------
Long-term debt                                                                               371,178                321,802
                                                                                 --------------------    -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            136,979                139,564
Deferred credits related to income taxes                                                      26,823                 34,765
Accumulated deferred investment tax credits                                                   24,088                 24,695
Employee benefits provisions                                                                  34,773                 34,268
Workforce reduction plan                                                                      10,494                 11,272
Other                                                                                         18,155                 12,770
                                                                                 --------------------    -------------------
Total deferred credits and other liabilities                                                 251,312                257,334
                                                                                 --------------------    -------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding company junior
subordinated notes                                                                            35,000                 35,000
                                                                                 --------------------    -------------------
Preferred stock                                                                               31,809                 31,809
                                                                                 --------------------    -------------------
Common Stockholder's Equity
Common stock, par value $40 per share --
  Authorized  - 6,000,000 shares
  Outstanding - 5,608,955 shares
Par value                                                                                     37,691                 37,691
Paid-in capital                                                                              191,502                181,502
Premium on preferred stock                                                                       326                    326
Retained earnings                                                                            164,003                172,449
                                                                                 --------------------    -------------------
Total common stockholder's equity                                                            393,522                391,968
                                                                                 --------------------    -------------------

Total Liabilities and Stockholder's Equity                                                $1,271,293             $1,251,136
                                                                                 ====================    ===================




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 2000 was $12.2 million and $18.9 million, respectively, compared to $14.9 million and $22.1 million for the corresponding periods of 1999. Earnings decreased during the second quarter and year-to-date 2000 by $2.7 million or 18.2% and $3.2 million or 14.4%, respectively, due to increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $12,702           10.6          $21,646           10.2
Sales for resale - non-affiliates................            3,709           11.6            3,042            5.1
Sales for resale - affiliates....................            1,046           32.1            4,592          107.0
Fuel expense.....................................            5,807           12.4           11,345           14.5
Purchased power - non-affiliates.................            5,990           83.6            7,653           80.5
Purchased power - affiliates.....................            3,936           52.5            6,656           40.6
Maintenance expense..............................            2,982           20.9            4,318           16.7
Depreciation and amortization expense............            1,728           14.7            1,652            7.0
Interest on long-term debt.......................            1,370           27.2            1,784           17.8


     Retail sales. Retail sales revenues were up in the second quarter and year-to-date 2000 when compared to the same periods of 1999 due to increased energy sales to the retail sector of 5.7% and 7.6 %, respectively. Retail energy sales to residential, commercial and industrial customers increased by 5.5%, 3.7% and 7.1% for the second quarter 2000 and 5.2%, 6.3% and 9.6% for year-to-date 2000, respectively, due primarily to growth in the number of customers, warmer weather and new industrial load.

     Sales for resale - non-affiliates. The increases in these sales for the current quarter and year-to-date 2000 are primarily due to the continuing economic growth in the areas served by rural cooperatives in Mississippi.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. Fuel expense increased during the second quarter and year-to-date 2000 due mainly to higher unit cost of fuel and, during the second quarter, increased generation to meet energy demands.

     Purchased power - non-affiliates. For the second quarter and year-to-date 2000, purchased power from non-affiliates increased as a result of increased demand for energy.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Maintenance expense. These costs increased in the second quarter and year-to-date 2000 due to scheduled maintenance performed on steam power generation facilities.

     Depreciation and amortization. The increases in this expense for the current quarter and year-to-date 2000 when compared to the same periods in 1999 are primarily attributed to additional distribution facilities and a new higher depreciation rate approved by the Mississippi PSC.

     Interest on long-term debt. These interest payments were higher in the second quarter and year-to-date 2000 due mainly to higher interest rates being charged on a variable rate long-term debt outstanding.

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

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts - and for hedging activities. MISSISSIPPI has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (J) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 2000 included the addition of approximately $44.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

In March 2000, MISSISSIPPI issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance was used to repay a portion of MISSISSIPPI's outstanding short-term indebtedness. MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 2000, approximately $11 million of cash and cash equivalents and approximately $99.3 million of unused committed credit arrangements with banks. At June 30, 2000, MISSISSIPPI had short-term notes payable outstanding of $47 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC

                                       AND

                                  POWER COMPANY


                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months              For the Six Months
                                                                    Ended June 30,                   Ended June 30,

                                                                2000              1999             2000           1999
                                                           ----------------  ---------------- --------------- --------------
                                                                            (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                       $70,323           $59,806        $120,108       $105,613
Sales for resale --
Non-affiliates                                                         997               764           1,566          1,232
Affiliates                                                           1,033               578           2,754            944
Other revenues                                                         427               544             742          1,001
                                                           ----------------  ---------------- --------------- --------------
Total operating revenues                                            72,780            61,692         125,170        108,790
                                                           ----------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
Fuel                                                                16,763            10,951          26,510         17,544
Purchased power --
Non-affiliates                                                       5,405             2,361           7,593          3,453
Affiliates                                                           8,570            10,276          16,620         19,453
Other                                                               12,845            11,961          24,648         23,240
Maintenance                                                          5,478             4,759          10,144          9,198
Depreciation and amortization                                        6,309             5,966          12,618         11,943
Taxes other than income taxes                                        3,310             2,923           6,354          5,827
                                                           ----------------  ---------------- --------------- --------------
Total operating expenses                                            58,680            49,197         104,487         90,658
                                                           ----------------  ---------------- --------------- --------------
Operating Income                                                    14,100            12,495          20,683         18,132
Other Income (Expense):
Interest income                                                         38                27              79             63
Other, net                                                             (18)             (496)           (404)          (919)
                                                           ----------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                           14,120            12,026          20,358         17,276
                                                           ----------------  ---------------- --------------- --------------
Interest Charges and Other:
Interest on long-term debt                                           2,340             2,463           4,612          4,938
Interest on notes payable                                              581               177           1,034            198
Amortization of debt discount, premium and expense, net                241               235             481            468
Other interest charges, net                                             17                (7)             73             58
Distributions on preferred securities of subsidiary                    685               685           1,370          1,370
                                                            ----------------  ---------------- --------------- --------------
Total interest charges and other, net                                3,864             3,553           7,570          7,032
                                                           ----------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                        10,256             8,473          12,788         10,244
Income taxes                                                         3,969             3,205           4,858          3,767
                                                           ----------------  ---------------- --------------- --------------
Net Income                                                         $ 6,287           $ 5,268         $ 7,930        $ 6,477
                                                           ================  ================ =============== ==============


               The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2000             1999
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                            $7,930           $6,477
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                         13,495           12,757
Deferred income taxes and investment tax credits, net                                                 (1,563)            (775)
Other, net                                                                                             3,326              546
Changes in certain current assets and liabilities --
Receivables, net                                                                                     (13,588)         (12,533)
Fossil fuel stock                                                                                         94           (1,918)
Materials and supplies                                                                                  (706)            (255)
Accounts payable                                                                                       8,627            4,177
Other                                                                                                  2,468              670
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           20,083            9,146
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (13,325)         (17,019)
Other, net                                                                                            (3,279)          (1,926)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (16,604)         (18,945)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              7,400           35,400
Retirements --
First mortgage bonds                                                                                       -          (15,800)
Other long-term debt                                                                                    (304)            (254)
Payment of common stock dividends                                                                    (12,300)         (12,400)
Other                                                                                                      -              319
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                                (5,204)           7,265
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                               (1,725)          (2,534)
Cash and Cash Equivalents at Beginning of Period                                                       6,553            5,962
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $4,828           $3,428
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $5,774           $6,670
Income taxes (net of refunds)                                                                          2,867              224



            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                         2000             At December 31,
Assets                                                                               (Unaudited)               1999
                                                                                   -----------------    -------------------
                                                                                                         (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 4,828                $ 6,553
Receivables --
Customer accounts receivable                                                                 30,229                 20,752
Unrecovered retail fuel clause revenue                                                       21,661                 21,089
Other accounts and notes receivable                                                           3,809                  3,505
Affiliated companies                                                                          4,489                  1,195
Accumulated provision for uncollectible accounts                                               (296)                  (237)
Fossil fuel stock, at average cost                                                            7,015                  7,109
Materials and supplies, at average cost                                                       9,108                  8,402
Other                                                                                           737                  2,869
                                                                                   -----------------    -------------------
Total current assets                                                                         81,580                 71,237
                                                                                   -----------------    -------------------
Property, Plant, and Equipment:
In service                                                                                  813,040                804,096
Less accumulated provision for depreciation                                                 371,392                360,639
                                                                                   -----------------    -------------------
                                                                                            441,648                443,457
Construction work in progress                                                                10,746                  6,561
                                                                                   -----------------    -------------------
Total property, plant, and equipment                                                        452,394                450,018
                                                                                   -----------------    -------------------
Other Property and Investments                                                                2,003                  1,506
                                                                                   -----------------    -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     14,614                 16,063
Cash surrender value of life insurance for deferred compensation plans                       16,305                 16,305
Debt expense, being amortized                                                                 3,080                  3,155
Premium on reacquired debt, being amortized                                                   7,980                  8,385
Other                                                                                         2,132                  3,549
                                                                                   -----------------    -------------------
Total deferred charges and other assets                                                      44,111                 47,457
                                                                                   -----------------    -------------------
Total Assets                                                                               $580,088               $570,218
                                                                                   =================    ===================




          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                         2000             At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)               1999
                                                                                   -----------------    -------------------
                                                                                                         (in thousands)
Current Liabilities:
Securities due within one year                                                             $ 30,669                  $ 704
Notes payable                                                                                41,700                 34,300
Accounts payable --
Affiliated                                                                                    7,249                  4,632
Other                                                                                        15,495                 11,118
Customer deposits                                                                             5,588                  5,426
Taxes accrued --
Income taxes                                                                                  2,223                  3,046
Other                                                                                         2,232                  3,013
Interest accrued                                                                              4,582                  3,237
Vacation pay accrued                                                                          2,185                  2,142
Other                                                                                         4,189                  5,742
                                                                                   -----------------    -------------------
Total current liabilities                                                                   116,112                 73,360
                                                                                   -----------------    -------------------
Long-term debt                                                                              116,878                147,147
                                                                                   -----------------    -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            80,827                 80,318
Deferred credits related to income taxes                                                     18,108                 19,687
Accumulated deferred investment tax credits                                                  10,948                 11,280
Deferred compensation plans                                                                  11,194                 10,624
Employee benefits provisions                                                                  8,502                  7,805
Other                                                                                         7,042                  5,150
                                                                                   -----------------    -------------------
Total deferred credits and other liabilities                                                136,621                134,864
                                                                                   -----------------    -------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           40,000                 40,000
                                                                                   -----------------    -------------------
Common Stockholder's Equity
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                                    54,223                 54,223
Paid-in capital                                                                               9,788                  9,787
Retained earnings                                                                           106,466                110,837
                                                                                   -----------------    -------------------
Total common stockholder's equity                                                           170,477                174,847
                                                                                   -----------------    -------------------

Total Liabilities and Stockholder's Equity                                                 $580,088               $570,218
                                                                                   =================    ===================



          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the second quarter and year-to-date 2000 was $6.3 million and $7.9 million, respectively, as compared to $5.3 million and $6.5 million for the corresponding periods of 1999. Earnings for the current quarter and year-to-date 2000 were higher due primarily to increased operating revenues, partially offset by increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $10,517           17.6          $14,495           13.7
Sales for resale - affiliates....................              455           78.7            1,810          191.7
Fuel expense.....................................            5,812           53.1            8,966           51.1
Purchased power - non-affiliates.................            3,044          128.9            4,140          119.9
Purchased power - affiliates.....................           (1,706)         (16.6)          (2,833)         (14.6)
Other operation expense..........................              884            7.4            1,408            6.1
Maintenance expense..............................              719           15.1              946           10.3
Interest on notes payable........................              404          228.2              836            N/M


N/M - Not meaningful

     Retail sales. Retail sales revenues for the second quarter and year-to-date 2000 were higher than the same periods in 1999 due primarily to increased retail energy sales. Total retail energy sales were up 8.3% for the second quarter and 8.2% year-to-date 2000 due primarily to growth in the number of customers serviced by SAVANNAH and warmer temperatures during the second quarter of 2000. Energy sales to residential, commercial and industrial customers for the second quarter and year-to-date 2000 increased by 9.5%, 9.6% and 3.4% and 9.0%, 9.8% and 4.5%, respectively.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. This expense increased in the second quarter and year-to-date 2000 reflecting higher fuel prices. The year-to-date 2000 increase was also affected by increased generation in order to meet energy demands.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Purchased power - non-affiliates. For the second quarter and year-to-date 2000, purchased power increased reflecting higher demand for energy and increased costs for purchased power. These transactions do not have a significant impact on earnings.

      Other operation expense. The increases in this item for the second quarter and year-to-date 2000, when compared to the same periods in 1999, result from higher employee benefits expenses.

      Maintenance expense. During the second quarter and year-to-date 2000, maintenance expense increased due mainly to an unscheduled maintenance outage at one of SAVANNAH's older plants and a major boiler outage at one of the coal plants.

      Interest on notes payable. The increases in this item for the second quarter and year-to-date 2000, when compared to the same periods in 1999, result from the increased outstanding amount of short-term debt and higher interest rates in 2000.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 2001. In June 2000, the FASB issued Statement No. 138, an amendment of FASB Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SAVANNAH has not yet quantified the impact of adopting these statements on its financial statements; however, the adoption could increase volatility in earnings.

     Reference is made to Notes (B), (K) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 2000 included the addition of approximately $13.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 2000, approximately $4.8 million of cash and cash equivalents and approximately $49.5 million of unused committed credit arrangements with banks. At June 30, 2000, SAVANNAH had $41.7 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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

                          INDEX TO APPLICABLE NOTES TO

                       FINANCIAL STATEMENTS BY REGISTRANT

 Registrant              Applicable Notes

 SOUTHERN                A, B, C, D, E, F, G, H, I, L, M, N, O, P, Q, R

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

      The condensed financial statements of ALABAMA and GEORGIA included herein have been reviewed by ALABAMA's and GEORGIA's independent public accountants as set forth in their reports included herein as Exhibit 1 to ALABAMA's and GEORGIA's condensed financial statements.

(B) The integrated Southeast utilities are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related unrecoverable regulatory assets and liabilities, and determine if any other assets have been impaired. For additional information, see
      Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At June 30, 2000, the status of outstanding non-trading related derivative contracts was as follows:



                                                 Year of
                                                Maturity or            Notional             Unrecognized
                     Type                      Termination              Amount              Gain (Loss)
                     ----                      ------------             ------              -----------
                                                                                (in thousands)
      Interest rate swaps                          2000-2012           $832,486               $1,884
                                                   2001-2012     (pound)600,000             $(46,230)
                                                   2002-2007          DM691,000               $1,048
      Interest rate option                              2000           $133,200                  $36

      Cross currency swaps                         2001-2007     (pound)394,300              $27,080
      Cross currency swaption                           2003          DM435,000              $27,850
      (pound) - Denotes British pounds sterling.
      DM - Denotes Deutschemark.

      In January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's 60% investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN, Southern Energy and Vastar have made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At June 30, 2000, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $278 million. SOUTHERN and Southern Energy have also made financial guarantees related to the joint venture as follows:

                                                                         At June 30, 2000
                                                                         (in millions)
      ----------------------------------------------------------------------------------------
           Minimum payments to Vastar                                         $  85
           Trade credit support (Notional amount)                               825
           Vastar gas purchase contract                                         128
       ----------------------------------------------------------------------------------------


      Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future
      Earnings Potential" of SOUTHERN in Item 7 and Notes 1 and 5 to the financial statements of SOUTHERN under the captions "Financial Instruments for Trading Activities" and "Energy Trading and Marketing Commitments", respectively, in Item 8 of the Form 10-K.

      At June 30, 2000, Southern Energy also had a contingent commitment to buy the remaining
      40% interest in the joint venture from Vastar for $210 million.  On August 10, 2000
      Southern Energy entered into a non-binding letter of intent to complete this acquisition for $250 million.

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


                                              Integrated              All
                                              Southeast   Southern    Other     Reconciling
                                              Utilities    Energy     (Note)    Eliminations  Consolidated
                                              ------------ ---------- --------- ------------- ---------------
                                                                 (in millions)
    Three Months Ended June 30, 2000:
      Operating revenues                      $   2,472    $    673    $  62       $   (12)       $  3,195
      Segment net income (loss)                     282          93      (34)            1             342
    Six Months Ended June 30, 2000:
      Operating revenues                          4,477       1,194      119           (22)          5,768
      Segment net income (loss)                     458         194      (64)           (1)            587
    Total assets at June 30, 2000                26,015      14,308      520        (1,322)         39,521
    ----------------------------------------- ------------ ---------- --------- ------------- ---------------

    Three Months Ended June 30, 1999:
      Operating revenues                       $  2,243    $    503     $  55       $  (10)        $ 2,791
      Segment net income (loss)                     264          77       (11)         (16)            314
    Six Months Ended June 30, 1999:
      Operating revenues                          4,125       1,025        97          (14)          5,233
      Segment net income (loss)                     432         165       (44)         (15)            538
    Total assets at December 31, 1999            25,251      13,872       455       (1,189)         38,389
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

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a judgment against ALABAMA arising from discharges into Lake Martin. On August 4, 2000, the Supreme Court of Alabama reversed the judgment against ALABAMA and the other defendants, and rendered a judgment in favor of all defendants.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings above a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. In May 2000, the Georgia PSC ordered that these funds be maintained in a regulatory liability account instead of being applied to premium on reacquired debt as proposed by GEORGIA. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $51 million in the second quarter and $88 million year-to-date 2000 and $21 million in the second quarter and $43 million year-to-date 1999.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(J) In April 2000, MISSISSIPPI reached an agreement with certain of its wholesale customers to reduce its rates effective January 1, 2000. The agreement results in an annual rate reduction of approximately $3 million and a temporary annualized rate reduction of approximately $3 million for a period of 18 months ending June 30, 2001. In anticipation of FERC approval, MISSISSIPPI has accumulated a liability for approximately $3 million in revenues subject to refund for the six months ended June 30, 2000. In addition, MISSISSIPPI and its customers agreed that neither party would seek a unilateral change to the new rates prior to January 1, 2002, except for changes due to the operation of the fuel cost adjustment clause under the tariff. In July 2000, the FERC accepted MISSISSIPPI's settlement with its customers as filed.

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

(L) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in Item 3 of the Form
      10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement discussions among the affected parties. At June 30, 2000, Mobile
      Energy  had  total   assets  of  $392  million  and  senior  debt
      outstanding of $190 million of first mortgage bonds and $72 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and  maintenance  reserve  accounts  with
      cash.  As  of  June  30,  2000,   under  an  agreement  with  the
      bondholders, SOUTHERN had paid $38.3 million pursuant to the guarantees. SOUTHERN continues to have guarantees outstanding of certain potential environmental and other obligations of Mobile Energy that represent a maximum contingent liability of $21 million at June 30, 2000. The final outcome of this matter cannot now be determined. On August 4, 2000, Mobile Energy and its immediate parent, Mobile Energy Services Holdings, Inc., filed a joint proposed plan of reorganization with the bankruptcy court. If approved as proposed, that plan would result in a termination of SOUTHERN's direct and indirect ownership interests in both entities. That proposed plan of reorganization, however, would not affect SOUTHERN's ongoing guarantee obligations related to Mobile Energy that are described above.

(M) In April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The repurchase program was completed during the first quarter 2000.

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

      On April 21, 2000, Southern Energy filed a registration statement with the SEC for the initial public offering of Southern Energy shares. Southern Energy filed an amendment to such registration statement on July 18, 2000. The offering is expected to take place as soon as practicable after the effective date of the registration statement.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA , GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation. On August 1, 2000, the U.S. District Court granted ALABAMA's motion to dismiss for lack of jurisdiction in Georgia, and granted SCS's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings.

(P) Southern Energy has two significant power sales agreements with the Philippine National Power Corporation ("NPC") that are supported by a sovereign guarantee by the Philippines' government. For the year ended December 31, 1999, and the six months ended June 30, 2000, approximately 8% and 17.5%, respectively, of SOUTHERN's net income was derived from these agreements. If these agreements were terminated, it could have a material adverse effect on the future operating results and liquidity of SOUTHERN and Southern Energy.

(Q)   In March 2000, an administrative  law judge ("ALJ") held hearings in connection  with a FERC proceeding to determine the percentage of a settled $158.8 million  revenue  requirement  for the period from  June  1,  1999  through  December  31,  2001  to be paid to
      Southern  Energy   California,   L.L.C.   and  its   subsidiaries
      (collectively,   "SE  California")  under  reliability   must-run
      agreements  between SE California and the California  Independent
      System Operator ("CAISO"). SE California had proposed to allocate approximately 75% of the responsibility for payment of the revenue requirement to the CAISO, while CAISO and other aligned parties argued that CAISO should pay no more than approximately
      7%. On June 7, 2000, the ALJ presiding over this FERC proceeding issued an initial decision allocating 3% of the responsibility for payment to the CAISO and the remaining 97% to SE California.
      On July 7, 2000, SE California filed an appeal of the ALJ's initial decision with the FERC. The outcome of this appeal is uncertain. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals. If SE California is ultimately unsuccessful in its appeal of the ALJ's decision, SE California will be required to refund certain amounts of the revenue requirement billed to the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of June 30, 2000 would have been approximately $94 million and would have reduced net income by approximately $33 million. These amounts do not include interest that would be payable in the event of a refund. If SE California is unsuccessful in its appeal, it plans to pursue other options available under the reliability must-run agreements to mitigate the impact of the ALJ's decision upon its future operations.

(R) On February 21, 2000, Southern Energy executed a stock purchase agreement with The AES Corporation to sell its interest in Alicura for a total consideration of $205 million including the assumption of debt. The closing was expected to occur on June 28, 2000; however, it has not yet occurred. There can be no assurance that this transaction will be consummated.

PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.

(1)               Cooper et al.vs. GEORGIA, SOUTHERN and SCS
                  (Superior Court of Fulton County, Georgia)

                  On July 28, 2000, a lawsuit alleging race discrimination was filed by three GEORGIA employees against GEORGIA, SOUTHERN and SCS. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. The final outcome of this case cannot now be determined.

 (2) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of stockholders on May 24, 2000. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                 Nominees               Shares For       Shares Withhold Vote
                 Dorrit J. Bern         464,687,888              9,174,789
                 Thomas J. Chapman      464,486,349              9,376,328
                 A. D. Correll          465,357,341              8,505,337
                 A. W. Dahlberg         464,916,299              8,946,378
                 H. Allen Franklin      465,275,068              8,587,609
                 Bruce S. Gordon        465,206,728              8,655,950
                 L. G. Hardman III      465,344,771              8,517,907
                 Elmer B. Harris        465,005,528              8,857,149
                 Donald M. James        465,155,555              8,707,123
                 David J. Lesar         465,898,084              8,964,594
                 Zack T. Pate           465,351,532              8,511,146
                 Gerald J. St. Pe       465,348,609              8,514,069

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 ALABAMA

                 ALABAMA held its annual common stockholders meeting on April 28, 2000, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                         Thomas C. Meredith
                     David J. Cooper                        Mayer Mitchell
                     H. Allen Franklin                      William V. Muse
                     Elmer B. Harris                        John T. Porter
                     R. Kent Henslee                        Robert D. Powers
                     Carl E. Jones, Jr.                     Andreas Renschler
                     Patricia M. King                       C. Dowd Ritter
                     James K. Lowder                        James H. Sanford
                     Wallace D. Malone, Jr.                 John Cox Webb, IV

                 All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GEORGIA

                 By written consent, in lieu of the annual meeting of stockholders of GEORGIA, effective May 17, 2000, the following persons were elected to serve as directors of GEORGIA:

                     Daniel P. Amos                 Zell Miller *
                     Juanita P. Baranco             G. Joseph Prendergast
                     William A. Fickling, Jr.       David M. Ratcliffe
                     H. Allen Franklin              Herman J. Russell
                     L. G. Hardman III              William Jerry Vereen
                     James R. Lientz, Jr.           Carl Ware

                     * Zell Miller resigned effective July 25, 2000.

                 All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GULF

                 By written consent, in lieu of the annual meeting of stockholders of GULF, effective June 27, 2000, the following persons were elected to serve as directors of GULF:

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

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 MISSISSIPPI

                 MISSISSIPPI held its annual stockholders meeting on April 4, 2000, and the following persons were elected to serve as directors of MISSISSIPPI:

                     Edwin E. Downer                        Malcolm Portera
                     Dwight H. Evans                        George A. Schloegel
                     Robert S. Gaddis                       Philip J. Terrell
                     Linda T. Howard                        N. Eugene Warr
                     Aubrey K. Lucas

                 All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 SAVANNAH

                 SAVANNAH held its annual stockholders meeting on May 17, 2000, and the following persons were elected to serve as directors of
                 SAVANNAH:

                     Gus H. Bell, III            G. Edison Holland, Jr.
                     Archie H. Davis             Robert B. Miller, III
                     Walter D. Gnann             Arnold M. Tenenbaum

                 All of the 10,844,635 outstanding shares of SAVANNAH's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.
                        --------

                        Exhibits 3      - (d)2    By-laws of GULF as amended
                                                  effective July 28, 2000, and
                                                  as presently in effect.

                                          (f)2    By-laws of SAVANNAH as amended
                                                  effective May 27, 2000, and as
                                                  presently in effect.

                        Exhibits 15     - Letter re: unaudited interim financial
                                          information
                                          (a)      ALABAMA
                                          (b)      GEORGIA

                        Exhibit 24      - (a)    Powers of Attorney and
                                                 resolutions.  (Designated in
                                                 the Form 10-K for the year
                                                 ended December 31, 1999, File
                                                 Nos. 1-3526, 1-3164, 1-6468,
                                                 0-2429, 0-6849 and 1-5072 as
                                                 Exhibits 24(a),24(b), 24(c),
                                                 24(d), 24(e) and 24(f),
                                                 respectively, and incorporated
                                                 herein by reference.)

Item 6.          Exhibits and Reports on Form 8-K.  (Continued)

                        Exhibits 27     - Financial Data Schedule
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
(f)      SAVANNAH

                 (b)    Reports on Form 8-K.
                        -------------------

                        ALABAMA filed a Current Report on Form 8-K dated May 11, 2000:

                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                        SOUTHERN filed Current Reports on Form 8-K dated April 17, 2000 and June 8, 2000:

                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                        SOUTHERN filed a Current Report on Form 8-K dated June 7, 2000:
                              Items reported:                 Item 5
                              Financial statements filed:     None

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

                                                      Date:  August 11, 2000

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

                                                      Date:  August 11, 2000

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

                                                       Date:  August 11, 2000

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

          GULF POWER COMPANY

     By   Travis J. Bowden

          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie Labrato

          Comptroller and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston

          (Wayne Boston, Attorney-in-fact)

                                                        Date:  August 11, 2000

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

                                                        Date:  August 11, 2000

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

                                                         Date:  August 11, 2000