Form 10-Q
period 2000-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 2000-11-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2000
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____



Commission        Registrant, State of Incorporation,        I.R.S. Employer
File Number       Address and Telephone Number               Identification No.
------------      ---------------------------------------    ------------------


1-3526            The Southern Company                           58-0690070
                  (A Delaware Corporation)
                  270 Peachtree Street, N.W.
                  Atlanta, Georgia 30303
                  (404) 506-5000

1-3164            Alabama Power Company                          63-0004250
                  (An Alabama Corporation)
                  600 North 18th Street
                  Birmingham, Alabama 35291
                  (205) 257-1000

1-6468            Georgia Power Company                          58-0257110
                  (A Georgia Corporation)
                  241 Ralph McGill Boulevard, N.E.
                  Atlanta, Georgia 30308
                  (404) 506-6526

0-2429            Gulf Power Company                             59-0276810
                  (A Maine Corporation)
                  One Energy Place
                  Pensacola, Florida 32520
                  (850) 444-6111

0-6849            Mississippi Power Company                      64-0205820
                  (A Mississippi Corporation)
                  2992 West Beach
                  Gulfport, Mississippi 39501
                  (228) 864-1211

1-5072            Savannah Electric and Power Company            58-0418070
                  (A Georgia Corporation)
                  600 East Bay Street
                  Savannah, Georgia 31401
                  (912) 644-7171
===============================================================================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                                Description of                           Shares Outstanding
Registrant                                      Common Stock                             at October 31, 2000

The Southern Company                           Par Value $5 Per Share                         650,878,248
Alabama Power Company                          Par Value $40 Per Share                          5,608,955
Georgia Power Company                          No Par Value                                     7,761,500
Gulf Power Company                             No Par Value                                       992,717
Mississippi Power Company                      Without Par Value                                1,121,000
Savannah Electric and Power Company            Par Value $5 Per Share                          10,844,635

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

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2000

                                                                                                                             Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           22
                Condensed Statements of Cash Flows.................................................................           23
                Condensed Balance Sheets...........................................................................           24
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           26
                Exhibit 1 - Report of Independent Public Accountants...............................................           30
             Georgia Power Company
                Condensed Statements of Income.....................................................................           32
                Condensed Statements of Cash Flows.................................................................           33
                Condensed Balance Sheets...........................................................................           34
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           36
                Exhibit 1 - Report of Independent Public Accountants...............................................           40
             Gulf Power Company
                Condensed Statements of Income.....................................................................           42
                Condensed Statements of Cash Flows.................................................................           43
                Condensed Balance Sheets...........................................................................           44
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           46
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           51
                Condensed Statements of Cash Flows.................................................................           52
                Condensed Balance Sheets...........................................................................           53
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           55
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           61
                Condensed Statements of Cash Flows.................................................................           62
                Condensed Balance Sheets...........................................................................           63
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           65
             Notes to the Condensed Financial Statements...........................................................           69
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           19
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           77
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           77
         Signatures ...............................................................................................           78




                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Bewag AG
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1999
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCEM........................................     Southern Company Energy Marketing L.P.
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. including SOUTHERN subsidiaries managed or controlled by
                                                 Southern Energy
SOUTHERN system.............................     SOUTHERN, integrated Southeast utilities, Southern Energy, and other subsidiaries
SWEB........................................     South Western Electricity plc
WPD.........................................     Western Power Distribution (United Kingdom)


                                       4

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against GEORGIA and potentially other of SOUTHERN's subsidiaries and the diversity litigation against certain of SOUTHERN's subsidiaries; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by the registrants; state and federal rate regulation in the United States and in foreign countries in which the subsidiaries operate; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; the ability of SOUTHERN to meet the conditions to the spin-off of Southern Energy, which include regulatory and other approvals; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the registrants with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES


                                            THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months                   For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                  2000              1999                 2000              1999
                                                             ----------------  ----------------   ------------------- ------------
                                                                       (in thousands)                          (in thousands)
Operating Revenues:
Retail sales                                                      $2,732,295        $2,631,031      $6,703,288       $6,294,259
Sales for resale                                                     325,136           297,661         732,253          658,515
Southern Energy revenues                                           4,281,602           686,478       5,475,493        1,711,341
Other revenues                                                       139,944           121,479         336,179          305,179
                                                             ----------------  -------------------------------- ----------------
Total operating revenues                                           7,478,977         3,736,649      13,247,213        8,969,294
                                                             ----------------  -------------------------------- ----------------
Operating Expenses:
Operation --
Fuel                                                               2,433,071           893,394       3,945,069        2,062,750
Purchased power                                                    1,893,531           350,731       2,178,390          869,309
Other                                                              1,108,631           623,581       2,158,688        1,629,858
Maintenance                                                          208,979           195,224         702,779          650,455
Depreciation and amortization                                        376,300           335,731       1,147,739          975,975
Taxes other than income taxes                                        181,376           159,199         499,038          450,521
Write down of assets                                                   8,895            68,999           8,895           68,999
                                                             ----------------  -------------------------------- ----------------
Total operating expenses                                           6,210,783         2,626,859      10,640,598        6,707,867
                                                             ----------------  -------------------------------- ----------------
Operating Income                                                   1,268,194         1,109,790       2,606,615        2,261,427
Other Income:
Interest income                                                       36,641            45,910          98,766          115,538
Equity in earnings of unconsolidated subsidiaries                     64,544             7,926         115,359          150,849
Other, net                                                            26,188           276,150          92,544          314,460
                                                             ----------------  -------------------------------- ----------------
Earnings Before Interest and Income Taxes                          1,395,567         1,439,776       2,913,284        2,842,274
                                                             ----------------  -------------------------------- ----------------
Interest Charges and Other:
Interest on long-term debt                                           212,726           164,769         621,643          495,477
Interest on notes payable                                             81,076            53,648         226,393          125,163
Amortization of debt discount,                                        11,471            10,159          30,594           29,170
premium and expense, net
Other interest charges, net                                            9,798            22,350          15,890           51,603
Minority interests in subsidiaries                                    16,893           118,518          59,870          154,702
Distributions on capital and preferred                                44,015            46,248         132,346          136,196
securities of subsidiaries
Preferred dividends of subsidiaries                                    4,801             5,462          14,259           15,683
                                                             ----------------  -------------------------------- ----------------
Total interest charges and other, net                                380,780           421,154       1,100,995        1,007,994
                                                             ----------------  -------------------------------- ----------------
Earnings Before Income Taxes                                       1,014,787         1,018,622       1,812,289        1,834,280
Income taxes                                                         401,254           403,439         611,408          680,796
                                                             ----------------  -------------------------------- ----------------
Consolidated Net Income                                             $613,533          $615,183      $1,200,881       $1,153,484
                                                             ================  ================================ ================
Common Stock Data:
Average number of shares of                                          649,347           678,472         650,392          690,155
common stock outstanding (in thousands)

Basic and diluted earnings                                             $0.95             $0.90           $1.85            $1.67
per share of common stock

Cash dividends paid                                                   $0.335            $0.335          $1.005           $1.005
per share of common stock



                     The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                          THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                                     2000              1999
                                                                                               ----------------- ------------------
                                                                                                         (in thousands)
Operating Activities:
Consolidated net income                                                                              $1,200,881         $1,153,484
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                         1,149,878          1,048,897
Deferred income taxes and investment tax credits                                                        167,965            155,668
Write down of assets                                                                                      8,895             68,999
Equity in earnings of unconsolidated subsidiaries                                                      (115,478)          (150,849)
Other, net                                                                                              144,840           (144,154)
Changes in certain current assets and liabilities
excluding effects from acquisitions --
Receivables, net                                                                                       (974,202)          (442,855)
Risk management activities, net                                                                          85,654                  -
Fossil fuel stock                                                                                        60,301             21,310
Materials and supplies                                                                                  (16,483)            (8,123)
Accounts payable                                                                                        366,297           (296,444)
Other                                                                                                   229,361            535,508
                                                                                               ----------------- ------------------
Net cash provided from operating activities                                                           2,307,909          1,941,441
                                                                                               ----------------- ------------------
Investing Activities:
Gross property additions                                                                             (1,918,577)        (1,695,779)
Southern Energy business acquisitions, net of cash acquired                                            (291,713)        (1,472,217)
Other                                                                                                   (41,841)           214,575
                                                                                               ----------------- ------------------
Net cash used for investing activities                                                               (2,252,131)        (2,953,421)
                                                                                               ----------------- ------------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             1,602,577          1,569,554
Proceeds --
Other long-term debt                                                                                  1,031,848          2,081,778
Capital and preferred securities                                                                              -            250,000
Common stock                                                                                             60,470             23,793
Retirements/repurchases --
First mortgage bonds                                                                                   (211,009)          (889,800)
Other long-term debt                                                                                   (640,204)          (754,137)
Preferred stock                                                                                            (383)           (85,980)
Common stock repurchased                                                                               (414,643)          (648,764)
Payment of common stock dividends                                                                      (655,135)          (696,014)
Other                                                                                                  (447,612)            59,690
                                                                                               ----------------- ------------------
Net cash provided from financing activities                                                             325,909            910,120
                                                                                               ----------------- ------------------
Effect of exchange rate changes on cash                                                                 (13,429)            (1,872)
                                                                                               ----------------- ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                    368,258           (103,732)
Cash and Cash Equivalents at Beginning of Year                                                          466,416            871,353
                                                                                               ----------------- ------------------
Cash and Cash Equivalents at End of Year                                                               $834,674           $767,621
                                                                                               ================= ==================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                 $1,034,023           $764,750
Income taxes (net of refunds)                                                                          $326,385           $311,336
Southern Energy business acquisitions --
Fair value of assets acquired                                                                        $2,544,722         $1,505,042
Less cash paid for common stock                                                                         291,713          1,472,217
                                                                                               ----------------- ------------------
Liabilities assumed                                                                                  $2,253,009            $32,825
                                                                                               ================= ==================

                   The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                                               8

                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         At September 30,
                                                                                               2000            At December 31,
Assets                                                                                     (Unaudited)              1999
                                                                                        -------------------   ------------------
                                                                                                     (in thousands)
Current Assets:
Cash and cash equivalents                                                                        $ 834,674            $ 466,416
Special deposits                                                                                    73,743               72,490
Receivables, less accumulated provisions for uncollectible accounts
  of $62,526 at September 30, 2000 and $65,420 at December 31, 1999                              3,896,731            1,645,325
Under recovered retail fuel clause revenue                                                         449,395              243,791
Assets from risk management activities, current                                                    950,299                    -
Fossil fuel stock, at average cost                                                                 330,969              310,635
Materials and supplies, at average cost                                                            601,272              585,080
Other                                                                                              329,993              198,823
                                                                                        -------------------   ------------------
Total current assets                                                                             7,467,076            3,522,560
                                                                                        -------------------   ------------------
Property, Plant, and Equipment:
In service                                                                                      38,123,219           36,763,700
Less accumulated provision for depreciation                                                     14,803,574           14,075,044
                                                                                        -------------------   ------------------
                                                                                                23,319,645           22,688,656
Nuclear fuel, at amortized cost                                                                    198,807              226,124
Construction work in progress                                                                    1,600,914            1,629,701
                                                                                        -------------------   ------------------
Total property, plant, and equipment                                                            25,119,366           24,544,481
                                                                                        -------------------   ------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                                1,244,175            1,376,357
Property rights, net of accumulated amortization
  of $201,263 at September 30, 2000 and $226,866 at December 31, 1999                            1,845,931            2,202,206
Goodwill, net of accumulated amortization
  of $201,620 at September 30, 2000 and $163,560 at December 31, 1999                            2,256,330            2,105,859
Other intangibles, net of accumulated amortization
  of $28,262 at September 30, 2000 and $13,308 at December 31, 1999                                515,639              446,927
Nuclear decommissioning trusts                                                                     727,690              658,567
Leveraged leases                                                                                   580,973              556,419
Assets from risk management activities, noncurrent                                                 534,593                    -
Other                                                                                              693,791              578,231
                                                                                        -------------------   ------------------
Total other property and investments                                                             8,399,122            7,924,566
                                                                                        -------------------   ------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                           944,541              987,144
Prepaid pension costs                                                                              692,098              590,274
Debt expense, being amortized                                                                      144,528              145,092
Premium on reacquired debt, being amortized                                                        284,896              217,125
Other                                                                                              480,282              457,770
                                                                                        -------------------   ------------------
Total deferred charges and other assets                                                          2,546,345            2,397,405
                                                                                        -------------------   ------------------

Total Assets                                                                                   $43,531,909          $38,389,012
                                                                                        ===================   ==================





                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         At September 30,
                                                                                               2000            At December 31,
Liabilities and Stockholders' Equity                                                       (Unaudited)              1999
                                                                                        -------------------   ------------------
                                                                                                     (in thousands)
Current Liabilities:
Securities due within one year                                                                   $ 342,291            $ 576,299
Notes payable                                                                                    5,517,798            3,915,258
Accounts payable                                                                                 2,260,873              895,456
Liabilities from risk management activities, current                                             1,070,447                    -
Customer deposits                                                                                  142,901              132,555
Taxes accrued --
Income taxes                                                                                       588,923              155,326
Other                                                                                              323,376              263,899
Interest accrued                                                                                   231,215              281,272
Vacation pay accrued                                                                               122,169              120,360
Other                                                                                              655,158              793,334
                                                                                        -------------------   ------------------
Total current liabilities                                                                       11,255,151            7,133,759
                                                                                        -------------------   ------------------
Long-term debt                                                                                  11,947,225           11,746,596
                                                                                        -------------------   ------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                4,524,911            4,504,896
Deferred credits related to income taxes                                                           591,255              639,921
Accumulated deferred investment tax credits                                                        671,033              693,422
Employee benefits provisions                                                                       547,754              513,395
Liabilities from risk management activities, noncurrent                                            439,555                    -
Prepaid capacity revenues                                                                           63,914               79,703
Other                                                                                              748,136              453,034
                                                                                        -------------------   ------------------
Total deferred credits and other liabilities                                                     7,586,558            6,884,371
                                                                                        -------------------   ------------------
Minority interests in subsidiaries                                                                 674,987              724,610
                                                                                        -------------------   ------------------
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                               2,320,175            2,326,835
                                                                                        -------------------   ------------------
Cumulative preferred stock of subsidiaries                                                         368,126              368,509
                                                                                        -------------------   ------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
Authorized -- 1 billion shares
Issued   -- September 30, 2000:  700,622,308 shares;
 -- December 31, 1999:  700,620,486 shares                                                       3,503,112            3,503,102
Paid-in capital                                                                                  2,490,083            2,480,198
Treasury, at cost -- September 30, 2000:  50,076,315 shares;
  -- December 31, 1999:  34,824,901 shares                                                      (1,284,349)            (918,972)
Retained earnings                                                                                4,777,956            4,232,399
Accumulated other comprehensive income                                                            (107,115)             (92,395)
                                                                                        -------------------   ------------------
Total common stockholders' equity                                                                9,379,687            9,204,332
                                                                                        -------------------   ------------------

Total Liabilities and Stockholders' Equity                                                     $43,531,909          $38,389,012
                                                                                        ===================   ==================





                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                   ----------------------------------------
                                                                                         2000                  1999
                                                                                   ----------------------------------------
                                                                                                 (in thousands)

Consolidated net income                                                                   $1,200,881            $1,153,484
Other comprehensive income:
Foreign currency translation adjustments                                                     (22,837)             (158,245)
Unrealized Gain/Loss on Investments                                                              190                     -
Related income tax benefits                                                                    7,927                55,386
                                                                                   ------------------    ------------------
CONSOLIDATED COMPREHENSIVE INCOME                                                         $1,186,161            $1,050,625
                                                                                   ==================    ==================




                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME


                                                                                    At September 30,
                                                                                        2000               At December 31,
                                                                                     (Unaudited)              1999
                                                                                  ------------------    ------------------
                                                                                              (in thousands)

Balance at beginning of period                                                             ($92,395)              $15,400
Change in current period                                                                    (14,720)             (107,795)
                                                                                  ------------------    ------------------
BALANCE AT END OF PERIOD                                                                  ($107,115)             ($92,395)
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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

RESULTS OF OPERATIONS

SOUTHERN's traditional business is primarily represented by its five integrated Southeast utilities, which provide electric service in four states. Another significant portion of SOUTHERN's business is represented by Southern Energy, which develops and manages domestic and international electricity and other energy-related businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period result from such acquisitions. Effective August 10, 2000, Southern Energy acquired the remaining outstanding 40% interest in SCEM for $250 million. As a result of this transaction, SCEM became a wholly owned indirect subsidiary and is consolidated in the accompanying financial statements as of the effective date. Prior to August 10, 2000, SOUTHERN's investment in SCEM was accounted for under the equity method of accounting. Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" herein for additional information on the SCEM acquisition. On October 2, 2000, the initial public offering ("IPO") of 19.7% of Southern Energy's shares was completed; therefore, effective as of that date, SOUTHERN's financial statements will exclude the minority share sold in the IPO. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to the IPO and the planned spin-off of Southern Energy.

Earnings

SOUTHERN's reported consolidated net income for the third quarter and year-to-date 2000 was $614 million ($0.95 per share) and $1.2 billion ($1.85 per share), respectively, compared to $615 million ($0.90 per share) and $1.2 billion ($1.67 per share) for the corresponding periods of 1999. Excluding charges related to Southern Energy's transition to becoming a public company and other non-operating items, SOUTHERN's earnings from operations for the third quarter and year-to-date 2000 would have been $668 million ($1.03 per share) and $1.25 billion ($1.92 per share), respectively, compared to $622 million ($0.91 per share) and $1.16 billion ($1.68 per share) for the corresponding periods of 1999. The transition costs amounted to $45 million ($0.07 per share), including a charge of $17 million ($0.03 per share) related to Southern Energy's tax planning strategies, which changed as a result of the IPO and planned spin-off. This change involves the repatriation of cash from Asia and will have an impact on SOUTHERN in each quarter until the planned spin-off is completed.

Southern Energy's consolidated net income for the third quarter and year-to-date 2000 was $98 million and $292 million, respectively, compared to $156 million and $305 million for the corresponding periods of 1999. Earnings decreased by $58 million, or 37.2%, and $13 million, or 4.3%, for the third quarter and year-to-date 2000, respectively, when compared to the same periods of the previous year, primarily due to the sale of the SWEB supply business in the third quarter of 1999, which increased prior year net income by $78 million, and transition costs related to Southern Energy becoming a publicly traded company. These decreases in earnings were partially offset by increased market demand and strong performance from Southern Energy's assets and marketing and risk management operations in California and New York as well as the commercial operation of new plants in North America.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

For the integrated Southeast utilities, earnings were down by $7 million, or 1.2%, for the third quarter and up by $17 million, or 1.7%, year-to-date 2000 when compared to the same periods in 1999. The third quarter decrease is primarily attributed to higher operating expenses which fully offset increases in operating revenues. The year-to-date 2000 increase is primarily attributed to increased operating revenues which were in large part offset by higher operating expenses.

Significant income statement items appropriate for discussion include the following:


                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Operating revenues...............................       $3,742,328          100.2       $4,277,919           47.7
Fuel expense.....................................        1,539,677          172.3        1,882,319           91.3
Purchased power expense..........................        1,542,800          439.9        1,309,081          150.6
Other operation expense..........................          485,050           77.8          528,830           32.4
Maintenance expense..............................           13,755            7.0           52,324            8.0
Depreciation and amortization expense............           40,569           12.1          171,764           17.6
Equity in earnings of unconsolidated
   subsidiaries..................................           56,618          714.3          (35,490)         (23.5)
Other, net.......................................         (249,962)         (90.5)        (221,916)         (70.6)
Interest on long-term debt.......................           47,957           29.1          126,166           25.5
Interest on notes payable........................           27,428           51.1          101,230           80.9
Minority interest in subsidiaries................         (101,625)         (85.7)         (94,832)         (61.3)


     Operating revenues. The increases in the operating revenues for the third quarter and year-to-date 2000 are primarily attributed to Southern Energy. Southern Energy's revenues were up by $3.6 billion and $3.8 billion, respectively, for the current quarter and year-to-date 2000, when compared to the same periods in 1999. These increases are primarily related to Southern Energy's acquisition, effective August 10, 2000, of the remaining 40% of SCEM which is now consolidated in Southern Energy's financial statements. Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" contained herein for additional information regarding this acquisition. For the integrated Southeast utilities, operating revenues were up by $151 million, or 5.0%, for the third quarter 2000 and $503 million, or 7.1%, year-to-date 2000 due primarily to increased energy sales to SOUTHERN's customers in the Southeast.

     Fuel expense. For the third quarter and year-to-date 2000, fuel expense increases are mainly attributed to Southern Energy's acquisition of SCEM, as mentioned previously, higher natural gas prices and increased electricity market demand at Southern Energy's plants in California, as well as commencement of commercial operation of new plants in North America, partially offset by a decrease due to the sale of the SWEB supply business, when compared to the corresponding periods in 1999. For the integrated Southeast utilities, fuel expense was up by $50 million, or 6.9%, for the current quarter 2000 and $157 million, or 8.8%, year-to-date 2000 as a result of higher energy demands and higher natural gas and oil prices when compared to the same periods in 1999.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power expense. During the third quarter and year-to-date 2000, this expense increased due primarily to Southern Energy's acquisition of SCEM, partially offset by a decrease due to the sale of the SWEB supply business. For the integrated Southeast utilities, purchased power expense increased for both the current quarter by $116 million, or 56.6%, and year-to-date 2000 by $215 million, or 63.9%, due mainly to increased demand for energy.

     Other operation expense. The third quarter and year-to-date 2000 increases are primarily attributed to Southern Energy. Increases in Southern Energy's other operation expense result from the commencement of commercial operations of new plants in North America and the Philippines, additional variable marketing costs, increased market demand associated with Southern Energy's generating plants in North America, the acquisition of the remaining 40% of SCEM, and provisions taken related to revenues of the California operations under reliability-must-run contracts. For additional information on the matter in California, see Note (O) in the "Notes to the Condensed Financial Statements" contained herein.

     Maintenance expense. For the integrated Southeast utilities, maintenance expense was up $9 million, or 5.5%, and $28 million, or 5.1%, for the third quarter and year-to-date 2000, respectively. These increases are attributed to higher costs related to scheduled maintenance on steam and other power generation facilities. Southern Energy's maintenance expenses increased during third quarter and year-to-date 2000 by $4 million and $23 million, respectively, when compared to the same periods in 1999 due primarily to the acquisitions in 1999 of generating assets in California and New York.

     Depreciation and amortization expense. For the integrated Southeast utilities, this item increased $12 million, or 4.5%, in the third quarter of 2000 and $82 million, or 10.4%, year-to-date 2000 primarily as a result of increased property, plant and equipment and accelerated amortization and depreciation by GEORGIA in accordance with the three-year rate order approved by the Georgia PSC. See Note (F) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order. Southern Energy's depreciation and amortization expense was higher for the current quarter by $22 million and $66 million year-to-date 2000 due to the commencement of commercial operations of new plants in North America and the Philippines. Southern Energy's year-to-date 2000 increase is also attributed to the acquisitions of plants in California and New York.

     Equity in earnings of unconsolidated subsidiaries. The changes for both the current quarter and year-to-date 2000 are attributed to Southern Energy. The third quarter 2000 increase is mainly due to increased income from Southern Energy's equity investments in China and in SCEM, prior to the acquisition of the remaining 40% of SCEM in August 2000. The year-to-date 2000 decrease when compared to the same period in 1999 is primarily related to the successful resolution in 1999 of a dispute related to Southern Energy's operations in China.

     Other, net. The decreases in this item for the third quarter and year-to-date 2000, when compared to the same periods in 1999, are primarily related to Southern Energy's gain on the sale of the SWEB supply business in 1999, which resulted in a gain of $286 million prior to taxes and other expenses.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest on long-term debt. The third quarter and year-to-date 2000 increases are primarily attributed to interest on higher borrowings by Southern Energy used to finance acquisitions, fund dividends paid to SOUTHERN and commence commercial operations of new plants in North America and the Philippines. The integrated Southeast utilities also contributed to these increases due primarily to the issuances of senior notes by ALABAMA, during the last half of 1999 and the second quarter of 2000, and GEORGIA and MISSISSIPPI during the first quarter of 2000.

     Interest on notes payable. The increases for the third quarter and year-to-date 2000 are mainly due to Southern Energy's increased borrowings to finance business activities, as mentioned above. SOUTHERN also contributed to the year-to-date 2000 increase due to a higher average short-term debt outstanding and higher interest rates on these borrowings.

     Minority interests in subsidiaries. For the third quarter and year-to-date 2000, these items were lower due primarily to the sale of the SWEB supply business in 1999, as mentioned previously. The year-to-date 2000 decrease was partially offset by increased minority interest in income from operations in the Philippines and South America.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment. For additional information relating to Southern Energy and other businesses, see Item 1 - BUSINESS - "Southern Energy" and "Other Business" in the Form 10-K. Also, reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to Southern Energy's IPO and the planned spin-off of Southern Energy.

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

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH or SOUTHERN. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 2000, Southern Energy announced an agreement with Potomac Electric Power Company ("PEPCO") to purchase PEPCO's generating business in Maryland and Virginia, assume PEPCO's entitlements under various power purchase agreements, operate two power stations in Washington, D.C. retained by PEPCO and supply PEPCO with power required to meet its retail obligations for up to four years pursuant to transition power agreements. The purchase price of this transaction is $2.65 billion plus amounts to be determined for working capital and reimbursement of capital expenditures, and approximately $260 million in the event a certain power purchase agreement is not transferred to Southern Energy. This transaction is expected to close later this year.

     On October 30, 2000, Southern Energy and PPL Global, through a jointly-owned subsidiary, finalized the acquisition of Hyder plc. Hyder plc provides water and sewerage, electricity distribution and other services to customers in Wales. For additional information, reference is made to Note (R) to the "Notes to the Condensed Financial Statements" contained herein.

     Reference is made to Notes (B) through (G) and (J) through (S) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standard

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SOUTHERN intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

     SOUTHERN utilizes financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. SOUTHERN also enters into commodity related derivatives to limit exposure to changing prices on certain inventory purchases and electricity purchases and sales. Upon adoption, these instruments will qualify as cash flow hedges under SFAS No. 133, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

     Substantially all of SOUTHERN's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In many cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, others will be required to be marked to market through current period income. The majority of such contracts are used by Southern Energy in its trading and marketing business and are already being marked to market in accordance with existing accounting requirements.

     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to SOUTHERN's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on SOUTHERN's financial statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 2000 included $1.9 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations, short-term borrowings and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details. Reference is made to SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income.

Financing Activities

During the first nine months of 2000, maturities of the integrated Southeast utilities' first mortgage bonds totaled $200 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of GEORGIA's outstanding short-term indebtedness. In March 2000, MISSISSIPPI issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance was used to repay a portion of MISSISSIPPI's outstanding short-term indebtedness. In May 2000, ALABAMA issued $250 million of 7.85% senior notes due May 15, 2003. The proceeds of the sale were used to repay a portion of ALABAMA's outstanding short-term indebtedness.

     In August 2000, GEORGIA sold, through public authorities, $78.725 million of 4.53% pollution control revenue bonds due September 1, 2030. The initial interest rate is effective through March 1, 2002, at which time the bonds will bear interest at either a variable rate or a new fixed rate. The proceeds were used to refund $28.725 million aggregate principal amount of 6 5/8% pollution control revenue bonds which were called for redemption in October 2000 and $50 million aggregate principal amount of 4 3/8% pollution control revenue bonds which matured on November 1, 2000.

     Reference is made to "Future Earnings Potential" herein for the discussion of the agreement between SOUTHERN, through its subsidiary Southern Energy, and PEPCO. To fund the purchase price of this transaction, Southern Energy plans to enter into lease financing arrangements for a significant portion of the PEPCO assets, which are expected to provide $1.5 billion; to issue $1.02 billion of debt through one of its subsidiaries, of which approximately $938 million will be drawn at closing; and to provide the balance from committed credit lines.

     See Note (K) in the "Notes to the Condensed Financial Statements" herein for discussion of certain financial derivative contracts entered into by SOUTHERN.

     In April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The repurchase program was completed during the first quarter 2000.

     The market price of SOUTHERN's common stock at September 30, 2000 was $32.46 per share and the book value was $14.42 per share, representing a market-to-book ratio of 225%, compared to $23.50, $13.82 and 170%, respectively, at the end of 1999. The dividend for the third quarter of 2000 was $0.335 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $342 million will be required by September 30, 2001 for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 2000 approximately $835 million of cash and cash equivalents and approximately $5.9 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. At September 30, 2000, the SOUTHERN system had outstanding approximately $3.5 billion of short-term notes payable and $2.0 billion of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.


As part of its energy marketing activities, Southern Energy enters into a variety of contractual commitments, such as swaps, swap options, cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement and are either executed on an exchange or traded as over-the-counter instruments. Contractual commitments have widely varying terms and have durations that range from a few days to a number of years, depending on the instrument.

     Southern Energy records all contractual commitments used for trading purposes, including those used to hedge trading positions, at fair value. Consequently, changes in the amounts recorded in the accompanying consolidated balance sheets resulting from movements in fair value are included in revenues in the period in which they occur. Contractual commitments expose Southern Energy to both market risk and credit risk.

Market Risk

Market risk is the potential loss that Southern Energy may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Southern Energy's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held and the absolute and relative levels of interest rates, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. The most significant factor influencing the overall level of market risk to which Southern Energy is exposed is its use of various risk management techniques. Southern Energy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies. Southern Energy's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are approved by regional boards and are regularly assessed by management to ensure their appropriateness given Southern Energy's objectives.

       Net notional amounts of electricity, natural gas and crude oil at September 30, 2000 are as follows:

                             Net Notional Amounts        Unit of Measure

       Electricity                   5,050,659           MwH
       Natural gas                  16,872,820           MmBTUs
       Crude oil                    (1,027,319)          Barrels


     The determination of net notional amounts does not consider any of the market risk factors discussed above. Net notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is also influenced by the relationship among the various off-balance sheet categories, as well as by the relationship between off-balance sheet items and items recorded in the accompanying consolidated balance sheets. For all of these reasons, the interpretation of notional amounts as a measure of market risk could be misleading. The net notional amounts of Southern Energy's other commodity positions were immaterial at September 30, 2000.

     The fair values of Southern Energy's assets from risk management activities recorded in the accompanying consolidated balance sheets at September 30, 2000 were comprised primarily of approximately 43% electricity and 48% natural gas. The fair values of the liabilities from risk management activities recorded in the accompanying consolidated balance sheets at September 30, 2000 were comprised primarily of approximately 48% electricity and 44% natural gas.

Credit Risk

In conducting its energy marketing and risk management activities, Southern Energy regularly transacts business with a broad range of entities and a wide variety of end users, trading companies, and financial institutions. Credit risk is measured by the loss Southern Energy would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, were not adequate to cover such losses. Southern Energy has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate Southern Energy's exposure to counterparty credit risk. Master netting agreements enable Southern Energy to net certain assets and liabilities by counterparty. Southern Energy also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. Additionally, Southern Energy may require counterparties to pledge additional collateral when deemed necessary.

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Southern Energy monitors credit risk on both an individual basis and a group counterparty basis.

     No single counterparty represents 10% or more of Southern Energy's credit exposure at September 30, 2000. Southern Energy's overall exposure to credit risk may be impacted, either positively or negatively, because its counterparties may be similarly affected by changes in economic, regulatory, or other conditions.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in
Item 8 of the Form 10-K. Additional reference is made to Note (K) in the "Notes to the Condensed Financial Statements" contained herein for additional information regarding commodity-related marketing and price risk management activities.

                              ALABAMA POWER COMPANY

                                                         ALABAMA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Three Months               For the Nine Months
                                                               Ended September 30,               Ended September 30,
                                                             2000              1999             2000              1999
                                                        ----------------  ---------------- ----------------  ---------------
                                                                (in thousands)                     (in thousands)
Operating Revenues:
Retail sales                                                   $945,964          $950,428       $2,299,660       $2,208,371
Sales for resale --
Non-affiliates                                                  140,726           136,562          350,542          315,135
Affiliates                                                       25,954            14,192           73,046           83,476
Other revenues                                                   24,651            14,793           60,682           45,933
                                                        ----------------  ---------------- ----------------  ---------------
Total operating revenues                                      1,137,295         1,115,975        2,783,930        2,652,915
                                                        ----------------  ---------------- ----------------  ---------------
Operating Expenses:
Operation --
Fuel                                                            285,316           256,249          698,711          656,083
Purchased power --
Non-affiliates                                                   75,066            53,476          130,939           79,051
Affiliates                                                       53,798            82,404          134,585          145,922
Other                                                           126,654           139,956          374,263          392,454
Maintenance                                                      60,021            59,922          220,617          205,735
Depreciation and amortization                                    92,760            86,286          274,458          261,102
Taxes other than income taxes                                    53,773            50,153          160,013          153,815
                                                        ----------------  ---------------- ----------------  ---------------
Total operating expenses                                        747,388           728,446        1,993,586        1,894,162
                                                        ----------------  ---------------- ----------------  ---------------
Operating Income                                                389,907           387,529          790,344          758,753
Other Income (Expense):
Interest income                                                   8,943            21,215           23,420           44,983
Equity in earnings of unconsolidated subsidiaries                   847               589            2,344            2,066
Other, net                                                        1,298            (7,939)             109          (16,238)
                                                        ----------------  ---------------- ----------------  ---------------
Earnings Before Interest and Income Taxes                       400,995           401,394          816,217          789,564
                                                        ----------------  ---------------- ----------------  ---------------
Interest Charges and Other:
Interest on long-term debt                                       56,685            48,260          163,199          139,286
Interest on notes payable                                         1,681             3,348            8,857            8,908
Amortization of debt discount, premium and expense, net           3,037             2,816            8,762            8,306
Other interest charges, net                                       2,171            14,896            5,661           31,774
Distributions on preferred securities of subsidiary               6,418             6,253           19,125           18,286
                                                        ----------------  ---------------- ----------------  ---------------
Total interest charges and other, net                            69,992            75,573          205,604          206,560
                                                        ----------------  ---------------- ----------------  ---------------
Earnings Before Income Taxes                                    331,003           325,821          610,613          583,004
Income taxes                                                    118,201           120,272          219,120          213,616
                                                        ----------------  ---------------- ----------------  ---------------
Net Income                                                      212,802           205,549          391,493          369,388
Dividends on Preferred Stock                                      4,076             4,728           12,080           12,455
                                                        ----------------  ---------------- ----------------  ---------------
Net Income After Dividends on Preferred Stock                  $208,726          $200,821         $379,413         $356,933
                                                        ================  ================ ================  ===============







                  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                      ALABAMA POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                                     2000              1999
                                                                                               ----------------- ------------------
                                                                                                         (in thousands)
Operating Activities:
Net income                                                                                             $391,493           $369,388
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                           309,042            306,408
Deferred income taxes and investment tax credits, net                                                    48,140             57,901
Other, net                                                                                              (19,326)            24,653
Changes in certain current assets and liabilities --
Receivables, net                                                                                       (115,011)           (51,759)
Fossil fuel stock                                                                                         9,362              3,981
Materials and supplies                                                                                   (5,995)           (15,315)
Accounts payable                                                                                        (16,369)           (69,441)
Energy cost recovery, retail                                                                            (71,436)           (83,174)
Other                                                                                                   128,000             33,767
                                                                                               ----------------- ------------------
Net cash provided from operating activities                                                             657,900            576,409
                                                                                               ----------------- ------------------
Investing Activities:
Gross property additions                                                                               (622,469)          (563,946)
Other                                                                                                   (47,449)           (44,503)
                                                                                               ----------------- ------------------
Net cash used for investing activities                                                                 (669,918)          (608,449)
                                                                                               ----------------- ------------------
Financing Activities:
Increase in notes payable, net                                                                           45,527             88,421
Proceeds --
Other long-term debt                                                                                    250,000            751,650
Preferred securities                                                                                          -             50,000
Capital contributions from parent company                                                               167,004                  -
Redemptions --
First mortgage bonds                                                                                   (111,009)          (470,000)
Other long-term debt                                                                                     (4,141)          (104,457)
Preferred stock                                                                                               -            (50,000)
Payment of preferred stock dividends                                                                    (11,988)           (11,921)
Payment of common stock dividends                                                                      (313,200)          (296,100)
Other                                                                                                      (951)           (15,425)
                                                                                               ----------------- ------------------
Net cash provided from (used for) financing activities                                                   21,242            (57,832)
                                                                                               ----------------- ------------------
Net Change in Cash and Cash Equivalents                                                                   9,224            (89,872)
Cash and Cash Equivalents at Beginning of Period                                                         19,475            134,248
                                                                                               ----------------- ------------------
Cash and Cash Equivalents at End of Period                                                             $ 28,699           $ 44,376
                                                                                               ================= ==================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                   $163,022           $167,163
Income taxes (net of refunds)                                                                           $60,777            $94,202





               The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                           2000             At December 31,
Assets                                                                                 (Unaudited)               1999
                                                                                    -------------------   --------------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 28,699               $ 19,475
Receivables --
Customer accounts receivable                                                                   364,811                265,900
Under recovered retail fuel clause revenue                                                     240,063                168,627
Other accounts and notes receivable                                                             57,547                 42,137
Affiliated companies                                                                            59,272                 40,083
Accumulated provision for uncollectible accounts                                                (6,764)                (4,117)
Refundable income taxes                                                                          2,145                 17,997
Fossil fuel stock, at average cost                                                              75,220                 84,582
Materials and supplies, at average cost                                                        173,632                167,637
Other                                                                                           61,529                 46,011
                                                                                    -------------------   --------------------
Total current assets                                                                         1,056,154                848,332
                                                                                    -------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                  12,267,485             11,783,078
Less accumulated provision for depreciation                                                  5,099,351              4,901,384
                                                                                    -------------------   --------------------
                                                                                             7,168,134              6,881,694
Nuclear fuel, at amortized cost                                                                 85,940                106,836
Construction work in progress                                                                  737,912                715,153
                                                                                    -------------------   --------------------
Total property, plant, and equipment                                                         7,991,986              7,703,683
                                                                                    -------------------   --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                               37,549                 34,891
Nuclear decommissioning trusts                                                                 321,313                286,653
Other                                                                                           11,794                 12,156
                                                                                    -------------------   --------------------
Total other property and investments                                                           370,656                333,700
                                                                                    -------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       325,720                330,405
Prepaid pension costs                                                                          254,687                213,971
Debt expense, being amortized                                                                    8,951                  9,563
Premium on reacquired debt, being amortized                                                     77,997                 83,895
Department of Energy assessments                                                                27,685                 27,685
Other                                                                                          110,847                 97,470
                                                                                    -------------------   --------------------
Total deferred charges and other assets                                                        805,887                762,989
                                                                                    -------------------   --------------------

Total Assets                                                                               $10,224,683             $9,648,704
                                                                                    ===================   ====================





            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                           2000             At December 31,
Liabilities and Stockholders' Equity                                                   (Unaudited)               1999
                                                                                    -------------------   --------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                                  $  844               $100,943
Notes payable                                                                                  142,351                 96,824
Accounts payable --
Affiliated                                                                                      93,061                 91,315
Other                                                                                          118,102                140,842
Customer deposits                                                                               35,597                 31,704
Taxes accrued --
Income taxes                                                                                   233,376                100,569
Other                                                                                           69,592                 18,295
Interest accrued                                                                                46,288                 26,365
Vacation pay accrued                                                                            30,022                 30,112
Other                                                                                           57,695                 84,267
                                                                                    -------------------   --------------------
Total current liabilities                                                                      826,928                721,236
                                                                                    -------------------   --------------------
Long-term debt                                                                               3,426,643              3,190,378
                                                                                    -------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            1,259,277              1,240,344
Deferred credits related to income taxes                                                       252,164                265,102
Accumulated deferred investment tax credits                                                    252,052                260,367
Employee benefits provisions                                                                    83,650                 82,298
Prepaid capacity revenues                                                                       63,914                 79,703
Other                                                                                          173,653                155,901
                                                                                    -------------------   --------------------
Total deferred credits and other liabilities                                                 2,084,710              2,083,715
                                                                                    -------------------   --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                             347,000                347,000
                                                                                    -------------------   --------------------
Cumulative preferred stock                                                                     317,512                317,512
                                                                                    -------------------   --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
Authorized  - 6,000,000 shares
Outstanding - 5,608,955 shares
Par value                                                                                      224,358                224,358
Paid-in capital                                                                              1,705,996              1,538,992
Premium on preferred stock                                                                          99                     99
Retained earnings                                                                            1,291,437              1,225,414
                                                                                    -------------------   --------------------
Total common stockholder's equity                                                            3,221,890              2,988,863
                                                                                    -------------------   --------------------

Total Liabilities and Stockholder's Equity                                                 $10,224,683             $9,648,704
                                                                                    ===================   ====================





            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 2000 was $208.7 million and $379.4 million, respectively, compared to $200.8 million and $356.9 million for the corresponding periods of 1999. Earnings for the current quarter 2000 increased $7.9 million, or 3.9%, due primarily to a decrease in non-fuel operation expenses. Year-to-date, earnings increased $22.5 million, or 6.3%, due primarily to an increase in retail sales.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $(4,464)          (0.5)         $91,289            4.1
Sales for resale - affiliates....................           11,762           82.9          (10,430)         (12.5)
Fuel expense.....................................           29,067           11.3           42,628            6.5
Purchased power - non-affiliates.................           21,590           40.4           51,888           65.6
Purchased power - affiliates.....................          (28,606)         (34.7)         (11,337)          (7.8)
Other operation expense..........................          (13,302)          (9.5)         (18,191)          (4.6)
Depreciation and amortization....................            6,474            7.5           13,356            5.1
Interest income..................................          (12,272)         (57.8)         (21,563)         (47.9)
Other, net.......................................            9,237          116.3           16,347          100.7
Interest on long-term debt.......................            8,425           17.5           23,913           17.2
Other interest charges, net......................          (12,725)         (85.4)         (26,113)         (82.2)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenues were relatively unchanged for the third quarter 2000 when compared to the same period in 1999. The increase in year-to-date 2000 retail sales revenue, excluding fuel revenue, is primarily due to increased energy sales of 2.9%.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Increased generation from gas-fueled plants at a time of increased natural gas prices resulted in higher fuel expense for the third quarter and year-to-date 2000 when compared to the same periods in 1999. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. Purchased power from non-affiliates increased for the current quarter 2000 due primarily to higher costs associated with these energy purchases and to offset decreased hydro power generation. Hydro power generation was lower as a result of hot, dry weather in ALABAMA's service territory. The year-to-date 2000 increase was to offset decreased nuclear and hydro power generation related to a refueling and steam generator replacement outage and lower stream flows, respectively.

     Other operation expense. These costs were lower for the current quarter and year-to-date 2000, when compared to the corresponding periods in 1999, due primarily to a decrease in administrative and general expenses. Lower administrative and general expenses for the third quarter and year-to-date 2000 are due to a reduction in computer-related expenses and a decrease in expenses associated with employee benefits. The year-to-date 2000 decrease in administrative and general expenses also includes a nuclear insurance refund.

     Depreciation and amortization. The third quarter and year-to-date 2000 increases are attributed to increased property, plant and equipment when compared to the same periods in 1999.

     Interest income. The current quarter and year-to-date 2000 decreases are primarily due to gains recognized in 1999 on investments held by the nuclear decommissioning trusts which were offset by a concurrent reduction of other interest charges in accordance with FERC requirements.

     Other, net. Third quarter and year-to-date 2000 increases are primarily attributed to an increase in Allowance for Funds Used During Construction and a gain on disposition of property.

     Interest on long-term debt. Interest on long-term debt increased in the third quarter and year-to-date 2000 primarily due to the issuances of $450 million of senior notes in the last half of 1999 and $250 million in the second quarter of 2000.

     Other interest charges, net. The third quarter and year-to-date 2000 decreases result from an increase in Allowance for Funds Used During Construction resulting in a larger credit to interest expense than was recorded in the corresponding periods for 1999. Additionally, there was a decrease in interest charges related to the nuclear decommissioning trusts, which was offset by a concurrent reduction of interest income in accordance with FERC requirements.

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

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of ALABAMA. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (B), (C), (D) and (E) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standard

In June 2000, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. ALABAMA intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

     Substantially all of ALABAMA's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In most cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, a limited number of contracts will be required to be accounted for as derivatives in accordance with SFAS No. 133. Upon adoption, certain of these contracts will qualify as cash flow hedges, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to ALABAMA's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on ALABAMA's financial statements.

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 2000 included the addition of approximately $622.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and capital contributions from SOUTHERN. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 2000, maturities of first mortgage bonds by ALABAMA totaled $100 million. In May 2000, ALABAMA issued $250 million of 7.85% senior notes due May 15, 2003. The proceeds of the sale were used to repay a portion of ALABAMA's outstanding short-term indebtedness. ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 2000 approximately $28.7 million of cash and cash equivalents, had unused committed lines of credit of approximately $924 million (including $418 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At September 30, 2000, ALABAMA had outstanding $142.4 million of commercial paper.

                                                          ARTHUR ANDERSEN



                                                             Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 2000, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1999 (not presented herein), and, in our report dated February 16, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/  Arthur Andersen LLP

Birmingham, Alabama
November 7, 2000

                              GEORGIA POWER COMPANY

                                                          GEORGIA POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months                For the Nine Months
                                                                Ended September 30,                Ended September 30,
                                                              2000              1999              2000              1999
                                                         ----------------  ---------------- ----------------- -----------------
                                                                 (in thousands)                      (in thousands)
Operating Revenues:
Retail sales                                                  $1,361,515        $1,291,275        $3,365,826        $3,143,387
Sales for resale --
Non-affiliates                                                   112,899            97,023           218,698           192,639
Affiliates                                                        35,617            42,217            78,770            64,605
Other revenues                                                    35,273            35,492            94,326            87,854
                                                         ----------------  ---------------- ----------------- -----------------
Total operating revenues                                       1,545,304         1,466,007         3,757,620         3,488,485
                                                         ----------------  ---------------- ----------------- -----------------
Operating Expenses:
Operation --
Fuel                                                             320,827           299,684           801,130           715,470
Purchased power --
Non-affiliates                                                   158,999            90,284           287,539           170,194
Affiliates                                                        49,153            39,051           138,621           137,822
Other                                                            193,885           200,575           554,397           553,178
Maintenance                                                       83,777            81,445           270,318           263,918
Depreciation and amortization                                    144,411           140,538           475,981           412,262
Taxes other than income taxes                                     57,094            56,974           158,603           155,127
                                                         ----------------  ---------------- ----------------- -----------------
Total operating expenses                                       1,008,146           908,551         2,686,589         2,407,971
                                                         ----------------  ---------------- ----------------- -----------------
Operating Income                                                 537,158           557,456         1,071,031         1,080,514
Other Income (Expense):
Interest income                                                      815             1,151             2,001             3,516
Equity in earnings of unconsolidated subsidiaries                    747               651             2,276             2,115
Other, net                                                        (4,593)           (7,734)           (8,863)          (17,760)
                                                         ----------------  ---------------- ----------------- -----------------
Earnings Before Interest and Income Taxes                        534,127           551,524         1,066,445         1,068,385
                                                         ----------------  ---------------- ----------------- -----------------
Interest Charges and Other:
Interest on long-term debt                                        43,521            40,050           125,795           124,033
Interest on notes payable                                          5,672             4,399            21,747            14,233
Amortization of debt discount, premium and expense, net            3,602             3,835            10,818            11,435
Other interest charges, net                                        2,035               (43)           (3,419)              684
Distributions on preferred securities of subsidiary               14,776            17,026            44,328            49,023
                                                         ----------------  ---------------- ----------------- -----------------
Total interest charges and other, net                             69,606            65,267           199,269           199,408
                                                         ----------------  ---------------- ----------------- -----------------
Earnings Before Income Taxes                                     464,521           486,257           867,176           868,977
Income taxes                                                     180,861           189,704           340,945           340,893
                                                         ----------------  ---------------- ----------------- -----------------
Net Income                                                       283,660           296,553           526,231           528,084
Dividends on Preferred Stock                                         168               177               507             1,556
                                                         ----------------  ---------------- ----------------- -----------------
Net Income After Dividends on Preferred Stock                  $ 283,492         $ 296,376         $ 525,724         $ 526,528
                                                         ================  ================ ================= =================





                   The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                    2000             1999
                                                                                               ---------------- ---------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                                            $526,231        $528,084
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                          409,514         405,738
Deferred income taxes and investment tax credits, net                                                  (12,955)        (45,534)
Other, net                                                                                             193,014         167,383
Changes in certain current assets and liabilities --
Receivables, net                                                                                      (129,937)       (102,460)
Fossil fuel stock                                                                                       25,852         (20,304)
Materials and supplies                                                                                  (5,287)        (11,213)
Accounts payable                                                                                        (6,112)        (34,894)
Energy cost recovery, retail                                                                          (113,011)         (6,116)
Other                                                                                                  147,355         292,086
                                                                                               ---------------- ---------------
Net cash provided from operating activities                                                          1,034,664       1,172,770
                                                                                               ---------------- ---------------
Investing Activities:
Gross property additions                                                                              (728,116)       (516,767)
Other                                                                                                  (26,399)        (30,043)
                                                                                               ---------------- ---------------
Net cash used for investing activities                                                                (754,515)       (546,810)
                                                                                               ---------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             (238,842)        (23,413)
Proceeds --
Other long-term debt                                                                                   378,725         338,000
Preferred securities                                                                                         -         200,000
Capital contributions from parent company                                                              268,799               -
Retirements --
First mortgage bonds                                                                                  (100,000)       (404,000)
Other long-term debt                                                                                   (78,725)       (235,000)
Preferred stock                                                                                           (383)        (35,980)
Payment of preferred stock dividends                                                                      (508)           (707)
Payment of common stock dividends                                                                     (412,700)       (402,300)
Other                                                                                                  (87,848)        (29,500)
                                                                                               ---------------- ---------------
Net cash used for financing activities                                                                (271,482)       (592,900)
                                                                                               ---------------- ---------------
Net Change in Cash and Cash Equivalents                                                                  8,667          33,060
Cash and Cash Equivalents at Beginning of Period                                                        34,660          16,272
                                                                                               ---------------- ---------------
Cash and Cash Equivalents at End of Period                                                            $ 43,327        $ 49,332
                                                                                               ================ ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                  $169,221        $191,792
Income taxes (net of refunds)                                                                         $195,055        $210,944





             The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                           2000             At December 31,
Assets                                                                                 (Unaudited)               1999
                                                                                    -------------------   --------------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 43,327               $ 34,660
Receivables --
Customer accounts receivable                                                                   524,431                401,773
Under recovered retail fuel clause revenue                                                     149,399                 36,388
Other accounts and notes receivable                                                            112,548                102,544
Affiliated companies                                                                            10,854                 16,006
Accumulated provision for uncollectible accounts                                                (5,100)                (7,000)
Fossil fuel stock, at average cost                                                             100,446                126,298
Materials and supplies, at average cost                                                        259,181                253,894
Other                                                                                           61,180                 63,990
                                                                                    -------------------   --------------------
Total current assets                                                                         1,256,266              1,028,553
                                                                                    -------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                  16,336,967             15,798,624
Less accumulated provision for depreciation                                                  6,864,909              6,538,574
                                                                                    -------------------   --------------------
                                                                                             9,472,058              9,260,050
Nuclear fuel, at amortized cost                                                                112,867                119,288
Construction work in progress                                                                  505,686                425,975
                                                                                    -------------------   --------------------
Total property, plant, and equipment                                                        10,090,611              9,805,313
                                                                                    -------------------   --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                               28,642                 25,024
Nuclear decommissioning trusts                                                                 406,377                371,914
Other                                                                                           32,097                 33,766
                                                                                    -------------------   --------------------
Total other property and investments                                                           467,116                430,704
                                                                                    -------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       572,019                590,893
Prepaid pension costs                                                                          188,685                145,801
Debt expense, being amortized                                                                   54,424                 55,824
Premium on reacquired debt, being amortized                                                    175,578                 99,331
Other                                                                                          119,836                120,441
                                                                                    -------------------   --------------------
Total deferred charges and other assets                                                      1,110,542              1,012,290
                                                                                    -------------------   --------------------
Total Assets                                                                               $12,924,535            $12,276,860
                                                                                    ===================   ====================





            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                           2000             At December 31,
Liabilities and Stockholder's Equity                                                   (Unaudited)               1999
                                                                                    -------------------   --------------------
                                                                                               (in thousands)
Current Liabilities:
Securities due within one year                                                                 $ 1,524               $155,772
Notes payable and commercial paper                                                             397,399                636,241
Accounts payable --
Affiliated                                                                                      88,966                 76,591
Other                                                                                          307,887                346,785
Customer deposits                                                                               77,605                 74,695
Taxes accrued --
Income taxes                                                                                   166,758                  7,914
Other                                                                                          145,769                127,414
Interest accrued                                                                                77,896                 58,665
Vacation pay accrued                                                                            37,927                 38,143
Other                                                                                          100,231                153,767
                                                                                    -------------------   --------------------
Total current liabilities                                                                    1,401,962              1,675,987
                                                                                    -------------------   --------------------
Long-term debt                                                                               3,042,476              2,688,358
                                                                                    -------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            2,177,256              2,202,565
Deferred credits related to income taxes                                                       253,124                267,083
Accumulated deferred investment tax credits                                                    355,982                367,114
Employee benefits provisions                                                                   193,211                181,529
Other                                                                                          376,672                151,812
                                                                                    -------------------   --------------------
Total deferred credits and other liabilities                                                 3,356,245              3,170,103
                                                                                    -------------------   --------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                           789,250                789,250
                                                                                    -------------------   --------------------
Preferred stock                                                                                 14,569                 14,952
                                                                                    -------------------   --------------------
Common Stockholder's Equity
Common stock, without par value--
Authorized  - 15,000,000 shares
Outstanding  -  7,761,500 shares                                                               344,250                344,250
Paid-in capital                                                                              2,084,782              1,815,983
Premium on preferred stock                                                                          40                     40
Retained earnings                                                                            1,890,961              1,777,937
                                                                                    -------------------   --------------------
Total common stockholder's equity                                                            4,320,033              3,938,210
                                                                                    -------------------   --------------------

Total Liabilities and Stockholder's Equity                                                 $12,924,535            $12,276,860
                                                                                    ===================   ====================






            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 2000 was $283.5 million and $525.7 million, respectively, compared to $296.4 million and $526.5 million for the corresponding periods in 1999. Earnings decreased during the third quarter due primarily to lower retail revenues excluding fuel revenues, which generally represent the direct recovery of fuel expense and do not affect net income.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $70,240            5.4         $222,439            7.1
Sales for resale -  non-affiliates...............           15,876           16.4           26,059           13.5
Sales for resale - affiliates....................           (6,600)         (15.6)          14,165           21.9
Fuel expense.....................................           21,143            7.1           85,660           12.0
Purchased power - non-affiliates.................           68,715           76.1          117,345           68.9
Purchased power - affiliates.....................           10,102           25.9              799            0.6
Depreciation and amortization....................            3,873            2.8           63,719           15.5


     Retail sales. Retail sales revenue increased for the third quarter and year-to-date 2000 due primarily to higher fuel revenues, which generally do not affect net income. Non-fuel revenues for the third quarter 2000 decreased $22.2 million primarily due to changes in pricing for large commercial and industrial customers partially offset by increased sales of 1.1%. Year-to-date 2000 non-fuel revenues increased by $54.4 million primarily due to increased energy sales of 4.2% partially offset by changes in pricing, as mentioned above.

     Sales for resale - non-affiliates. The third quarter and year-to-date 2000 increases in these sales to non-affiliates resulted from higher demand for energy by non-affiliates. These transactions did not have a significant impact on earnings.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Increased generation from fossil-fueled plants to meet higher energy demands at a time of increased natural gas and oil prices resulted in higher fuel expense for the third quarter and year-to-date 2000 when compared to the same periods in 1999. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power from non-affiliates. For the third quarter and year-to-date 2000, this expense increased due primarily to increased demand for energy as well as the drought in GEORGIA's service area, and increased prices for natural gas and oil. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Depreciation and amortization. For the third quarter and year-to-date 2000, the increases in this expense were attributable to accelerated amortization and depreciation required by the three-year rate order which became effective January 1, 1999 and increased in-service property, plant and equipment. See Note
(F) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail rate order.


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

     Effective January 1, 1999, GEORGIA began operating under a new three-year retail rate order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. In compliance with the order, retail rates were decreased by $24 million on an annual basis effective January 1, 2000. Reference is made to Note (F) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of GEORGIA. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

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

     Reference is made to Notes (B), (C), (D), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standard

In June 2000, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. GEORGIA intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

     Substantially all of GEORGIA's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In most cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, a limited number of contracts will be required to be accounted for as derivatives in accordance with SFAS No. 133. Upon adoption, certain of these contracts will qualify as cash flow hedges, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to GEORGIA's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on GEORGIA's financial statements.


FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 2000 was the addition of approximately $728.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 2000, maturities of first mortgage bonds by GEORGIA totaled $100 million. In February 2000, GEORGIA issued $300 million of floating rate senior notes due February 22, 2002. The proceeds of the sale were used to repay a portion of GEORGIA's outstanding short-term indebtedness. In August 2000, GEORGIA sold, through public authorities, $78.725 million of 4.53% pollution control revenue bonds due September 1, 2030. The initial interest rate is effective through March 1, 2002, at which time the

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


bonds will bear interest at either a variable rate or a new fixed rate. The proceeds were used to refund $28.725 million aggregate principal amount of 6 5/8% pollution control revenue bonds which were called for redemption in October 2000 and $50 million aggregate principal amount of 4 3/8% pollution control revenue bonds which matured on November 1, 2000.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 2000 approximately $43.3 million of cash and cash equivalents and approximately $1.8 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. At September 30, 2000, GEORGIA had outstanding $397.4 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                               Arthur Andersen
                                                                   Exhibit 1






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 2000, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


/s/  Arthur Andersen LLP

Atlanta, Georgia
November 7, 2000

                               GULF POWER COMPANY


                                                          GULF POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                For the Three Months              For the Nine Months
                                                                 Ended September 30,              Ended September 30,

                                                               2000              1999             2000            1999
                                                          ----------------  ---------------- --------------- ---------------
                                                                    (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                     $169,975          $160,196        $429,142        $395,691
Sales for resale --
Non-affiliates                                                     21,480            19,698          49,067          45,824
Affiliates                                                         18,602            25,485          47,835          46,166
Other revenues                                                     22,476            12,885          27,107          31,904
                                                         ----------------  ---------------- --------------- ---------------
Total operating revenues                                          232,533           218,264         553,151         519,585
                                                          ----------------  ---------------- --------------- ---------------
Operating Expenses:
Operation --
Fuel                                                               63,767            64,223         162,430         156,184
Purchased power --
Non-affiliates                                                     40,144            26,009          62,539          39,303
Affiliates                                                          5,217             3,309          11,953           9,984
Other                                                              27,671            29,055          84,838          83,977
Maintenance                                                        10,527            10,203          40,049          42,699
Depreciation and amortization                                      16,489            16,198          49,299          48,310
Taxes other than income taxes                                      16,104            14,838          42,917          39,781
                                                          ----------------  ---------------- --------------- ---------------
Total operating expenses                                          179,919           163,835         454,025         420,238
                                                          ----------------  ---------------- --------------- ---------------
Operating Income                                                   52,614            54,429          99,126          99,347
Other Income (Expense):
Interest income                                                       164               427             891             928
Other, net                                                         (1,731)                3          (3,169)           (900)
                                                          ----------------  ---------------- --------------- ---------------
Earnings Before Interest and Income Taxes                          51,047            54,859          96,848          99,375
                                                          ----------------  ---------------- --------------- ---------------
Interest Charges and Other:
Interest on long-term debt                                          5,680             5,598          17,026          15,580
Interest on notes payable                                             662               649           2,445           2,005
Amortization of debt discount, premium and expense, net               508               499           1,543           1,488
Other interest charges, net                                           200               223             600             834
Distributions on preferred securities of subsidiary                 1,550             1,550           4,650           4,650
                                                          ----------------  ---------------- --------------- ---------------
Total interest charges and other, net                               8,600             8,519          26,264          24,557
                                                          ----------------  ---------------- --------------- ---------------
Earnings Before Income Taxes                                       42,447            46,340          70,584          74,818
Income taxes                                                       15,955            17,704          26,404          28,049
                                                          ----------------  ---------------- --------------- ---------------
Net Income                                                         26,492            28,636          44,180          46,769
Dividends on Preferred Stock                                           54                54             162             162
                                                          ----------------  ---------------- --------------- ---------------
Net Income After Dividends on Preferred Stock                     $26,438           $28,582         $44,018         $46,607
                                                          ================  ================ =============== ===============






                  The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                      GULF POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                    2000             1999
                                                                                               ---------------- ----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                             $44,180          $46,769
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                           52,317           51,368
Deferred income taxes and investment tax credits, net                                                   (3,492)          (3,133)
Other, net                                                                                               7,925            4,803
Changes in certain current assets and liabilities --
Receivables, net                                                                                        (3,443)         (14,063)
Fossil fuel stock                                                                                       11,403           (6,585)
Materials and supplies                                                                                   1,508           (1,934)
Accounts payable                                                                                         3,635           (8,403)
Other                                                                                                   13,792           24,007
                                                                                               ---------------- ----------------
Net cash provided from operating activities                                                            127,825           92,829
                                                                                               ---------------- ----------------
Investing Activities:
Gross property additions                                                                               (67,119)         (48,442)
Other                                                                                                   (9,832)         (12,753)
                                                                                               ---------------- ----------------
Net cash used for investing activities                                                                 (76,951)         (61,195)
                                                                                               ---------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              (27,500)         (31,500)
Proceeds --
Other long-term debt                                                                                         -           49,950
Capital contributions from parent company                                                                8,683                -
Retirements --
Other long-term debt                                                                                    (1,442)               -
Payment of preferred stock dividends                                                                      (162)            (162)
Payment of common stock dividends                                                                      (44,300)         (45,400)
Other                                                                                                      (22)            (233)
                                                                                               ---------------- ----------------
Net cash used for financing activities                                                                 (64,743)         (27,345)
                                                                                               ---------------- ----------------
Net Change in Cash and Cash Equivalents                                                                (13,869)           4,289
Cash and Cash Equivalents at Beginning of Period                                                        15,753              969
                                                                                               ---------------- ----------------
Cash and Cash Equivalents at End of Period                                                              $1,884           $5,258
                                                                                               ================ ================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                   $25,851          $20,197
Income taxes (net of refunds)                                                                           20,222           12,754






               The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                    GULF POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                         2000            At December 31,
Assets                                                                                (Unaudited)             1999
                                                                                    ----------------   --------------------
                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 1,884               $ 15,753
Receivables --
Customer accounts receivable                                                                 64,141                 55,108
Other accounts and notes receivable                                                           3,271                  4,325
Affiliated companies                                                                          3,126                  7,104
Accumulated provision for uncollectible accounts                                             (1,584)                (1,026)
Fossil fuel stock, at average cost                                                           18,466                 29,869
Materials and supplies, at average cost                                                      28,580                 30,088
Regulatory clauses under recovery                                                            15,687                 11,611
Other                                                                                         5,833                  5,354
                                                                                    ----------------   --------------------
Total current assets                                                                        139,404                158,186
                                                                                    ----------------   --------------------
Property, Plant, and Equipment:
In service                                                                                1,884,030              1,853,664
Less accumulated provision for depreciation                                                 864,214                821,970
                                                                                    ----------------   --------------------
                                                                                          1,019,816              1,031,694
Construction work in progress                                                                62,956                 34,164
                                                                                    ----------------   --------------------
Total property, plant, and equipment                                                      1,082,772              1,065,858
                                                                                    ----------------   --------------------
Other Property and Investments                                                                4,485                  1,481
                                                                                    ----------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     16,234                 25,264
Prepaid pension costs                                                                        22,051                 17,734
Debt expense, being amortized                                                                 2,431                  2,526
Premium on reacquired debt, being amortized                                                  16,234                 17,360
Other                                                                                        12,967                 20,086
                                                                                    ----------------   --------------------
Total deferred charges and other assets                                                      69,917                 82,970
                                                                                    ----------------   --------------------
Total Assets                                                                             $1,296,578             $1,308,495
                                                                                    ================   ====================






            The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                    GULF POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                     At September 30,
                                                                                         2000            At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)             1999
                                                                                    ----------------   --------------------
                                                                                             (in thousands)
Current Liabilities:
Notes payable                                                                              $ 27,500               $ 55,000
Accounts payable --
Affiliated                                                                                   16,433                 14,878
Other                                                                                        19,755                 22,581
Customer deposits                                                                            13,375                 12,778
Taxes accrued --
Income taxes                                                                                 14,461                  4,889
Other                                                                                        17,637                  7,707
Interest accrued                                                                              7,344                  9,255
Vacation pay accrued                                                                          4,199                  4,199
Other                                                                                         5,209                  4,961
                                                                                    ----------------   --------------------
Total current liabilities                                                                   125,913                136,248
                                                                                    ----------------   --------------------
Long-term debt                                                                              366,307                367,449
                                                                                    ----------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           161,015                162,776
Deferred credits related to income taxes                                                     39,039                 49,693
Accumulated deferred investment tax credits                                                  26,272                 27,712
Employee benefits provisions                                                                 33,988                 31,735
Other                                                                                        24,094                 21,333
                                                                                    ----------------   --------------------
Total deferred credits and other liabilities                                                284,408                293,249
                                                                                    ----------------   --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                           85,000                 85,000
                                                                                    ----------------   --------------------
Preferred stock                                                                               4,236                  4,236
                                                                                    ----------------   --------------------
Common Stockholder's Equity
Common stock, without par value--
Authorized  - 992,717 shares
Outstanding - 992,717 shares                                                                 38,060                 38,060
Paid-in capital                                                                             229,937                221,254
Premium on preferred stock                                                                       12                     12
Retained earnings                                                                           162,705                162,987
                                                                                    ----------------   --------------------
Total common stockholder's equity                                                           430,714                422,313
                                                                                    ----------------   --------------------

Total Liabilities and Stockholder's Equity                                               $1,296,578             $1,308,495
                                                                                    ================   ====================






            The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 2000 was $26.4 million and $44 million, respectively, compared to $28.6 million and $46.6 million for the same periods in 1999. Earnings were down for both the current quarter and year-to-date 2000 primarily due to expenses related to the discontinuance of GULF's appliance sales division.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................           $9,779            6.1          $33,451            8.5
Sales for resale - non-affiliates................            1,782            9.0            3,243            7.1
Sales for resale - affiliates....................           (6,883)         (27.0)           1,669            3.6
Other revenues...................................            9,591           74.4           (4,797)         (15.0)
Purchased power - non-affiliates.................           14,135           54.3           23,236           59.1
Purchased power - affiliates.....................            1,908           57.7            1,969           19.7
Taxes other than income taxes....................            1,266            8.5            3,136            7.9
Other, net.......................................           (1,734)           N/M           (2,269)        (252.1)
Interest on long-term debt.......................               82            1.5            1,446            9.3


N/M - Not meaningful

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased 2.1% during the third quarter and 3.9% year-to-date 2000 when compared to the same periods of 1999. The main reason for the increase in retail energy sales is the growth in the number of residential customers served by GULF.

     Sales for resale - non-affiliates. In the third quarter and year-to-date 2000, increased unit power energy sales were the primary cause of the increases in sales for resale to non-affiliates when compared to the same periods in 1999. This energy is usually sold at variable cost and has no significant impact on net income.

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

     Other revenues. The third quarter 2000 increase in other revenues is primarily attributed to higher revenues associated with the fuel, conservation and capacity clauses. For the year-to-date 2000, these revenues were down due mainly to a decrease in fuel, conservation and capacity clause revenues. The changes in these revenues were a result of adjustments to reflect differences between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Purchased power from non-affiliates. The increases during the third quarter and year-to-date 2000 are primarily attributed to an increase in capacity and energy purchases to meet territorial and non-affiliated third party demand. These transactions had no significant effect on net income.

     Taxes other than income taxes. Third quarter and year-to-date 2000 increases result from higher franchise fees and gross receipt taxes related to increases in GULF's billed revenues. These collections are also included in retail sales and other revenues and have no impact on earnings.

     Other, net. Decreases for the third quarter and year-to-date 2000, when compared to the corresponding periods in 1999, result from expenses related to the discontinuance of GULF's appliance sales division.

     Interest on long-term debt. The year-to-date 2000 increase, when compared to the corresponding period in 1999, was mainly due to the issuance of senior notes during the last half of 1999.


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

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of GULF. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Protection Agency Litigation" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (B) and (D) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


New Accounting Standard

In June 2000, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. GULF intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

     Substantially all of GULF's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In most cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, a limited number of contracts will be required to be accounted for as derivatives in accordance with SFAS No. 133. Upon adoption, certain of these contracts will qualify as cash flow hedges, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to GULF's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on GULF's financial statements.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 2000 included the addition of approximately $67.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

GULF plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program, environmental compliance efforts and maturing debt.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at September 30, 2000 approximately $1.9 million of cash and cash equivalents and $61.5 million of unused committed lines of credit with banks in addition to $61.9 million of liquidity support for GULF's obligations with respect to variable rate pollution control bonds. At September 30, 2000, GULF had $27.5 million outstanding of notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY


                                                       MISSISSIPPI POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three Months               For the Nine Months
                                                                   Ended September 30,               Ended September 30,

                                                                 2000              1999             2000             1999
                                                            ----------------  ---------------- ---------------- ---------------
                                                                      (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                                       $159,862          $141,519         $393,573        $353,584
Sales for resale --
Non-affiliates                                                       48,058            43,194          110,407         102,501
Affiliates                                                            8,022            13,154           16,906          17,446
Other revenues                                                        4,177             3,727            9,966           9,088
                                                            ----------------  ---------------- ---------------- ---------------
Total operating revenues                                            220,119           201,594          530,852         482,619
                                                            ----------------  ---------------- ---------------- ---------------
Operating Expenses:
Operation --
Fuel                                                                 56,878            54,224          146,451         132,452
Purchased power --
Non-affiliates                                                       32,578            26,457           49,738          35,964
Affiliates                                                           12,948             8,609           36,003          25,008
Other                                                                27,531            30,479           82,216          85,209
Maintenance                                                          10,732             5,741           40,916          31,607
Depreciation and amortization                                        12,537            11,884           37,758          35,453
Taxes other than income taxes                                        12,972            12,591           37,104          35,906
                                                            ----------------  ---------------- ---------------- ---------------
Total operating expenses                                            166,176           149,985          430,186         381,599
                                                            ----------------  ---------------- ---------------- ---------------
Operating Income                                                     53,943            51,609          100,666         101,020
Other Income:
Interest income                                                         117                53              257             203
Other, net                                                              530               704            1,321           1,925
                                                            ----------------  ---------------- ---------------- ---------------
Earnings Before Interest and Income Taxes                            54,590            52,366          102,244         103,148
                                                            ----------------  ---------------- ---------------- ---------------
Interest Charges and Other:
Interest on long-term debt                                            6,432             5,072           18,260          15,116
Interest on notes payable                                               535               751            2,204           2,037
Amortization of debt discount, premium and expense, net                 366               358            1,089           1,075
Other interest charges, net                                            (587)              581             (364)            759
Distributions on preferred securities of subsidiary                     636               699            2,034           2,097
                                                            ----------------  ---------------- ---------------- ---------------
Total interest charges and other, net                                 7,382             7,461           23,223          21,084
                                                            ----------------  ---------------- ---------------- ---------------
Earnings Before Income Taxes                                         47,208            44,905           79,021          82,064
Income taxes                                                         17,943            17,089           29,795          31,095
                                                            ----------------  ---------------- ---------------- ---------------
Net Income                                                           29,265            27,816           49,226          50,969
Dividends on Preferred Stock                                            503               503            1,510           1,510
                                                            ----------------  ---------------- ---------------- ---------------
Net Income After Dividends on Preferred Stock                       $28,762          $ 27,313          $47,716        $ 49,459
                                                            ================  ================ ================ ===============





               The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                 MISSISSIPPI POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                   2000            1999
                                                                                               --------------  --------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $49,226         $50,969
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                         41,118          38,592
Deferred income taxes and investment tax credits, net                                                    797           3,853
Other, net                                                                                             6,502          (6,115)
Changes in certain current assets and liabilities --
Receivables, net                                                                                     (20,436)        (28,547)
Fossil fuel stock                                                                                      9,821          (4,013)
Materials and supplies                                                                                  (950)         (1,362)
Accounts payable                                                                                      (8,091)         (6,018)
Other                                                                                                 17,887          19,737
                                                                                               --------------  --------------
Net cash provided from operating activities                                                           95,874          67,096
                                                                                               --------------  --------------
Investing Activities:
Gross property additions                                                                             (60,282)        (52,099)
Other                                                                                                (10,602)         (2,827)
                                                                                               --------------  --------------
Net cash used for investing activities                                                               (70,884)        (54,926)
                                                                                               --------------  --------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            (40,500)         30,200
Proceeds --
Other long-term debt                                                                                 100,000               -
Capital contributions from parent company                                                              9,770               -
Retirements --
Other long-term debt                                                                                 (51,176)           (184)
Payment of preferred stock dividends                                                                  (1,510)         (1,510)
Payment of common stock dividends                                                                    (41,100)        (41,600)
Other                                                                                                   (465)           (242)
                                                                                               --------------  --------------
Net cash used for financing activities                                                               (24,981)        (13,336)
                                                                                               --------------  --------------
Net Change in Cash and Cash Equivalents                                                                    9          (1,166)
Cash and Cash Equivalents at Beginning of Period                                                         173           1,327
                                                                                               --------------  --------------
Cash and Cash Equivalents at End of Period                                                              $182            $161
                                                                                               ==============  ==============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                 $20,679         $19,310
Income taxes (net of refunds)                                                                         $3,425          $7,207









          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                  MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                   At September 30,
                                                                                         2000               At December 31,
Assets                                                                                (Unaudited)                1999
                                                                                  --------------------    --------------------
                                                                                               (in thousands)
Current Assets:
Cash and cash equivalents                                                                      $  182                  $  173
Receivables --
Customer accounts receivable                                                                   58,251                  40,233
Under recovered regulatory clauses                                                             33,467                  21,041
Other accounts and notes receivable                                                            19,401                  23,490
Affiliated companies                                                                           10,062                  16,097
Accumulated provision for uncollectible accounts                                                 (604)                   (697)
Fossil fuel stock, at average cost                                                             15,976                  25,797
Materials and supplies, at average cost                                                        21,588                  20,638
Other                                                                                           9,265                  10,013
                                                                                  --------------------    --------------------
Total current assets                                                                          167,588                 156,785
                                                                                  --------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                  1,661,517               1,601,399
Less accumulated provision for depreciation                                                   658,615                 626,841
                                                                                  --------------------    --------------------
                                                                                            1,002,902                 974,558
Construction work in progress                                                                  63,473                  68,721
                                                                                  --------------------    --------------------
Total property, plant, and equipment                                                        1,066,375               1,043,279
                                                                                  --------------------    --------------------
Other Property and Investments                                                                  2,290                   1,389
                                                                                  --------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       14,097                  21,557
Prepaid pension costs                                                                           5,546                   2,488
Debt expense, being amortized                                                                   4,685                   4,355
Premium on reacquired debt, being amortized                                                     7,309                   8,154
Other                                                                                           8,650                  13,129
                                                                                  --------------------    --------------------
Total deferred charges and other assets                                                        40,287                  49,683
                                                                                  --------------------    --------------------
Total Assets                                                                               $1,276,540              $1,251,136
                                                                                  ====================    ====================








          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                  MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                   At September 30,
                                                                                         2000               At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)                1999
                                                                                  --------------------    --------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                               $ 30,020                $ 30,020
Notes payable                                                                                  17,000                  57,500
Accounts payable --
Affiliated                                                                                     13,558                  17,002
Other                                                                                          33,560                  43,105
Customer deposits                                                                               4,878                   3,749
Taxes accrued --
Income taxes                                                                                   35,899                   6,865
Other                                                                                          29,876                  35,534
Interest accrued                                                                                5,940                   6,733
Vacation pay accrued                                                                            5,218                   5,218
Other                                                                                           6,161                   7,497
                                                                                  --------------------    --------------------
Total current liabilities                                                                     182,110                 213,223
                                                                                  --------------------    --------------------
Long-term debt                                                                                370,712                 321,802
                                                                                  --------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                             135,527                 139,564
Deferred credits related to income taxes                                                       26,213                  34,765
Accumulated deferred investment tax credits                                                    23,785                  24,695
Employee benefits provisions                                                                   34,909                  34,268
Workforce reduction plan                                                                       10,113                  11,272
Other                                                                                          18,008                  12,770
                                                                                  --------------------    --------------------
Total deferred credits and other liabilities                                                  248,555                 257,334
                                                                                  --------------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding company junior
subordinated notes                                                                             35,000                  35,000
                                                                                  --------------------    --------------------
Preferred stock                                                                                31,809                  31,809
                                                                                  --------------------    --------------------
Common Stockholder's Equity
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
Par value                                                                                      37,691                  37,691
Paid-in capital                                                                               191,272                 181,502
Premium on preferred stock                                                                        326                     326
Retained earnings                                                                             179,065                 172,449
                                                                                  --------------------    --------------------
Total common stockholder's equity                                                             408,354                 391,968
                                                                                  --------------------    --------------------

Total Liabilities and Stockholder's Equity                                                 $1,276,540              $1,251,136
                                                                                  ====================    ====================





          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 2000 was $28.8 million and $47.7 million, respectively, compared to $27.3 million and $49.5 million for the corresponding periods of 1999. Earnings for the third quarter 2000 were positively impacted by the $18.5 million, or 9.2%, increase in operating revenues which were partially offset by increased operating expenses of $16.2 million, or 10.8%. Despite higher operating revenues, year-to-date 2000 earnings were down due to an even greater increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $18,343           13.0          $39,989           11.3
Sales for resale - non-affiliates................            4,864           11.3            7,906            7.7
Sales for resale - affiliates....................           (5,132)         (39.0)            (540)          (3.1)
Fuel expense.....................................            2,654            4.9           13,999           10.6
Purchased power - non-affiliates.................            6,121           23.1           13,774           38.3
Purchased power - affiliates.....................            4,339           50.4           10,995           44.0
Other operation expense..........................           (2,948)          (9.7)          (2,993)          (3.5)
Maintenance expense..............................            4,991           86.9            9,309           29.5
Depreciation and amortization expense............              653            5.5            2,305            6.5
Interest on long-term debt.......................            1,360           26.8            3,144           20.8
Other interest charges, net......................           (1,168)        (201.0)          (1,123)        (148.0)


     Retail sales. The increases in retail sales revenue for the current quarter and year-to-date 2000 when compared to the corresponding periods in 1999 reflect increased total retail energy sales of 1.5% and 5.2%, respectively. These increases for the quarter and year-to-date 2000 are primarily due to growth in the number of residential and commercial customers.

     Sales for resale - non-affiliates. Third quarter and year-to-date 2000 increases reflect the continued economic growth in the areas served by rural cooperatives in Mississippi.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Fuel expense increased during the third quarter and year-to-date 2000 due mainly to the higher unit cost of fuel when compared to the same periods in 1999.

     Purchased power - non-affiliates. During the third quarter and year-to-date 2000, purchased power from non-affiliates increased as a result of increased demand for energy when compared to the corresponding periods of 1999. These transactions do not have a significant impact on net income.

     Other operation expense. The decreases for the third quarter and year-to-date 2000 primarily represent reductions in sales and production expenses.

     Maintenance expense. For the third quarter and year-to-date 2000, these costs increased primarily due to scheduled maintenance performed on steam and other power generation facilities.

     Depreciation and amortization expense. This item increased for the current quarter and year-to-date 2000 when compared to the same periods in 1999 as a result of additional distribution facilities and a new higher depreciation rate approved by the Mississippi PSC.

     Interest on long-term debt. These interest payments were higher in the third quarter and year-to-date 2000 due mainly to higher interest rates being charged on a variable rate long-term debt outstanding.

     Other interest charges, net. The third quarter and year-to-date 2000 decreases, when compared to the corresponding periods in 1999, are primarily attributed to lower interest related to tax assessments.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K. See Note (H) in the "Notes to the Condensed Financial Statements" herein for information regarding an agreement between MISSISSIPPI and certain of its wholesale customers to reduce rates and Note (I) for information on ratemaking and the allocation of costs between wholesale and retail customers for both new and existing generating facilities.

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

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of MISSISSIPPI. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

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

     Reference is made to Notes (B), (D), (H) and (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standard

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. MISSISSIPPI intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Substantially all of MISSISSIPPI's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In most cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, a limited number of contracts will be required to be accounted for as derivatives in accordance with SFAS No. 133. Upon adoption, certain of these contracts will qualify as cash flow hedges, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to MISSISSIPPI's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on MISSISSIPPI's financial statements.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 2000 included the addition of approximately $60.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


        To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 2000 approximately $182 thousand of cash and cash equivalents and approximately $82.3 million of unused committed credit arrangements with banks. At September 30, 2000, MISSISSIPPI had short-term notes payable outstanding of $17 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                                                 SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months              For the Nine Months
                                                                  Ended September 30,              Ended September 30,

                                                                2000              1999             2000            1999
                                                           ----------------  ---------------- --------------- ---------------
                                                                   (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                       $94,979           $87,613        $215,087        $193,226
Sales for resale --
Non-affiliates                                                       1,973             1,184           3,539           2,416
Affiliates                                                           1,297             2,283           4,051           3,227
Other revenues                                                         600               769           1,342           1,770
                                                          ----------------  ---------------- --------------- ---------------
Total operating revenues                                            98,849            91,849         224,019         200,639
                                                           ----------------  ---------------- --------------- ---------------
Operating Expenses:
Operation --
Fuel                                                                19,676            20,998          46,186          38,542
Purchased power --
Non-affiliates                                                      14,510             8,842          22,103          12,295
Affiliates                                                          12,518             9,184          29,138          28,637
Other                                                               13,538            13,460          38,186          37,344
Maintenance                                                          4,653             3,016          14,797          12,214
Depreciation and amortization                                        6,309             5,950          18,927          17,893
Taxes other than income taxes                                        3,585             3,640           9,939           9,467
                                                           ----------------  ---------------- --------------- ---------------
Total operating expenses                                            74,789            65,090         179,276         156,392
                                                           ----------------  ---------------- --------------- ---------------
Operating Income                                                    24,060            26,759          44,743          44,247
Other Income (Expense):
Interest income                                                         51                62             130             125
Other, net                                                            (124)             (489)           (528)           (764)
                                                           ----------------  ---------------- --------------- ---------------
Earnings Before Interest and Income Taxes                           23,987            26,332          44,345          43,608
                                                           ----------------  ---------------- --------------- ---------------
Interest Charges and Other:
Interest on long-term debt                                           2,323             2,110           6,935           7,048
Interest on notes payable                                              666               334           1,700             532
Amortization of debt discount, premium and expense, net                241               241             722             709
Other interest charges, net                                            (40)              722              33             780
Distributions on preferred securities of subsidiary                    685               685           2,055           2,055
                                                           ----------------  ---------------- --------------- ---------------
Total interest charges and other, net                                3,875             4,092          11,445          11,124
                                                           ----------------  ---------------- --------------- ---------------
Earnings Before Income Taxes                                        20,112            22,240          32,900          32,484
Income taxes                                                         7,761             8,535          12,619          12,302
                                                           ----------------  ---------------- --------------- ---------------
Net Income                                                        $ 12,351          $ 13,705        $ 20,281        $ 20,182
                                                           ================  ================ =============== ===============





                The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                              SAVANNAH ELECTRIC AND POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                    2000             1999
                                                                                               ---------------- ----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                             $20,281          $20,182
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                                           20,161           19,027
Deferred income taxes and investment tax credits, net                                                      235            1,881
Other, net                                                                                               4,602            1,980
Changes in certain current assets and liabilities --
Receivables, net                                                                                       (22,257)         (19,828)
Fossil fuel stock                                                                                          770           (2,450)
Materials and supplies                                                                                    (802)            (320)
Accounts payable                                                                                          (266)           5,501
Other                                                                                                    4,006            6,261
                                                                                               ---------------- ----------------
Net cash provided from operating activities                                                             26,730           32,234
                                                                                               ---------------- ----------------
Investing Activities:
Gross property additions                                                                               (20,325)         (21,536)
Other, net                                                                                              (2,504)          (3,205)
                                                                                               ---------------- ----------------
Net cash used for investing activities                                                                 (22,829)         (24,741)
                                                                                               ---------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                               15,800           26,100
Retirements --
First mortgage bonds                                                                                         -          (15,800)
Other long-term debt                                                                                      (374)            (288)
Payment of common stock dividends                                                                      (18,300)         (18,700)
Other                                                                                                      (12)             251
                                                                                               ---------------- ----------------
Net cash used for financing activities                                                                  (2,886)          (8,437)
                                                                                               ---------------- ----------------
Net Change in Cash and Cash Equivalents                                                                  1,015             (944)
Cash and Cash Equivalents at Beginning of Period                                                         6,553            5,962
                                                                                               ---------------- ----------------
Cash and Cash Equivalents at End of Period                                                              $7,568           $5,018
                                                                                               ================ ================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                                    $9,036          $10,126
Income taxes (net of refunds)                                                                           10,955            3,925







             The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                               SAVANNAH ELECTRIC AND POWER COMPANY
                                                     CONDENSED BALANCE SHEETS

                                                                                       At September 30,
                                                                                             2000                At December 31,
Assets                                                                                    (Unaudited)                 1999
                                                                                    ------------------------   --------------------
                                                                                                   (in thousands)
Current Assets:
Cash and cash equivalents                                                                    $ 7,568                $ 6,553
Receivables --
Customer accounts receivable                                                                  34,637                 20,752
Under recovered retail fuel clause revenue                                                    29,911                 21,089
Other accounts and notes receivable                                                            2,860                  3,505
Affiliated companies                                                                           1,500                  1,195
Accumulated provision for uncollectible accounts                                                (347)                  (237)
Fossil fuel stock, at average cost                                                             6,339                  7,109
Materials and supplies, at average cost                                                        9,204                  8,402
Other                                                                                            691                  2,869
                                                                             ------------------------   --------------------
Total current assets                                                                          92,363                 71,237
                                                                             ------------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                   817,882                804,096
Less accumulated provision for depreciation                                                  377,161                360,639
                                                                             ------------------------   --------------------
                                                                                             440,721                443,457
Construction work in progress                                                                 12,040                  6,561
                                                                             ------------------------   --------------------
Total property, plant, and equipment                                                         452,761                450,018
                                                                             ------------------------   --------------------
Other Property and Investments                                                                 2,035                  1,506
                                                                             ------------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      13,509                 16,063
Cash surrender value of life insurance for deferred compensation plans                        16,305                 16,305
Debt expense, being amortized                                                                  3,041                  3,155
Premium on reacquired debt, being amortized                                                    7,778                  8,385
Other                                                                                          2,246                  3,549
                                                                             ------------------------   --------------------
Total deferred charges and other assets                                                       42,879                 47,457
                                                                             ------------------------   --------------------
Total Assets                                                                                $590,038               $570,218
                                                                             ========================   ====================





              The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                               SAVANNAH ELECTRIC AND POWER COMPANY
                                                     CONDENSED BALANCE SHEETS

                                                                                       At September 30,
                                                                                             2000                At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)                 1999
                                                                                    ------------------------   --------------------
                                                                                                      (in thousands)
Current Liabilities:
Securities due within one year                                                                     $ 30,711                  $ 704
Notes payable                                                                                        50,100                 34,300
Accounts payable --
Affiliated                                                                                            6,128                  4,632
Other                                                                                                 7,851                 11,118
Customer deposits                                                                                     5,656                  5,426
Taxes accrued --
Income taxes                                                                                          1,835                  3,046
Other                                                                                                 4,120                  3,013
Interest accrued                                                                                      4,489                  3,237
Vacation pay accrued                                                                                  2,206                  2,142
Other                                                                                                 5,793                  5,742
                                                                                    ------------------------   --------------------
Total current liabilities                                                                           118,889                 73,360
                                                                                    ------------------------   --------------------
Long-term debt                                                                                      116,766                147,147
                                                                                    ------------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                    80,947                 80,318
Deferred credits related to income taxes                                                             17,073                 19,687
Accumulated deferred investment tax credits                                                          10,782                 11,280
Deferred compensation plans                                                                          11,401                 10,624
Employee benefits provisions                                                                          8,919                  7,805
Other                                                                                                 8,445                  5,150
                                                                                    ------------------------   --------------------
Total deferred credits and other liabilities                                                        137,567                134,864
                                                                                    ------------------------   --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                                   40,000                 40,000
                                                                                    ------------------------   --------------------
Common Stockholder's Equity
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                                            54,223                 54,223
Paid-in capital                                                                                       9,776                  9,787
Retained earnings                                                                                   112,817                110,837
                                                                                    ------------------------   --------------------
Total common stockholder's equity                                                                   176,816                174,847
                                                                                    ------------------------   --------------------

Total Liabilities and Stockholder's Equity                                                         $590,038               $570,218
                                                                                    ========================   ====================



              The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                      64

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2000 vs. THIRD QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the third quarter and year-to-date 2000 was $12.4 million and $20.3 million, respectively, as compared to $13.7 million and $20.2 million for the corresponding periods of 1999. Earnings for the third quarter 2000 were down due primarily to an increase in maintenance expenses. Year-to-date 2000 earnings remained relatively flat reflecting an increase in operating revenues which was partially offset by increased maintenance expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................           $7,366            8.4          $21,861           11.3
Sales for resale - non-affiliates................              789           66.6            1,123           46.5
Sales for resale - affiliates....................             (986)         (43.2)             824           25.5
Fuel expense.....................................           (1,322)          (6.3)           7,644           19.8
Purchased power - non-affiliates.................            5,668           64.1            9,808           79.8
Purchased power - affiliates.....................            3,334           36.3              501            1.7
Maintenance expense..............................            1,637           54.3            2,583           21.1
Interest on notes payable........................              332           99.4            1,168          219.5
Other interest charges, net......................             (762)        (105.5)            (747)         (95.8)


     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $0.5 million for the current quarter and $6.9 million year-to-date 2000 due mainly to increases in total retail energy sales of 1.8% and 5.6%, respectively. The increases in total retail sales, when compared to the corresponding periods in 1999, are primarily attributed to growth in the number of customers served by SAVANNAH.

     Sales for resale - non-affiliates. The third quarter and year-to-date 2000 increases primarily represent increased demand for energy during the third quarter of 2000 when compared to the same period in 1999.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. This expense decreased during the third quarter due primarily to a decrease in the amount of energy generated as compared to the same period of 1999. For the year-to-date 2000, fuel expense increased due principally to higher gas prices and increased generation when compared to the corresponding period in 1999.

     Purchased power - non-affiliates. For the third quarter and year-to-date 2000, this item increased due to reduced generation by SAVANNAH and higher demand for energy and higher purchased power costs. These transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Maintenance expense. The third quarter and year-to-date 2000 increases in maintenance expense were mainly due to a maintenance outage at one of SAVANNAH's older plants and a major boiler outage at one of the coal plants.

     Interest on notes payable. The third quarter and year-to-date 2000 increases, when compared to the same periods in 1999, result from the increased outstanding amount of short-term debt and higher interest rates in 2000.

     Other interest charges, net. The decreases in these charges for the third quarter and year-to-date 2000, when compared to the same periods in 1999, are related to a potential tax audit settlement accounted for in 1999.


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

     In December 1999, the FERC issued its final rule on RTOs and on October 16, 2000, SOUTHERN and its five integrated Southeast utilities filed with the FERC a proposal for the creation of a RTO. The proposal calls for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities, which will have the option to divest, sell or lease their assets to the RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


statements of SAVANNAH. However, the ultimate outcome of this matter is uncertain. For more information on the FERC's rule, reference is made to Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (B) and (D) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standard

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SAVANNAH intends to adopt the provisions of SFAS No. 133 on January 1, 2001.

     Substantially all of SAVANNAH's bulk energy purchases and sales meet the definition of a derivative under SFAS No. 133. In most cases, such transactions will meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. However, a limited number of contracts will be required to be accounted for as derivatives in accordance with SFAS No. 133. Upon adoption, certain of these contracts will qualify as cash flow hedges, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income.

     Management continues to assess the effects of adopting SFAS No. 133, but currently expects the impact to be immaterial to SAVANNAH's financial statements. The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on SAVANNAH's financial statements.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 2000 included the addition of approximately $20.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 2000 approximately $7.6 million of cash and cash equivalents and approximately $63.5 million of unused committed credit arrangements with banks. At September 30, 2000, SAVANNAH had $50.1 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


      Registrant          Applicable Notes

      SOUTHERN            A, B, C, D, E, F, G, J, K, L, M, N, O, P, Q, R, S

      ALABAMA             A, B, C, D, E

      GEORGIA             A, B, C, D, F, G

      GULF                A, B, D

      MISSISSIPPI         A, B, D, H, I

      SAVANNAH            A, B, D

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

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

(D) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA , GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation. On August 1, 2000, the U.S. District Court granted ALABAMA's motion to dismiss for lack of jurisdiction in Georgia and granted SCS's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings.

(E) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to a judgment against ALABAMA arising from discharges into Lake Martin. On August 4, 2000, the Supreme Court of Alabama reversed the judgment against ALABAMA and the other defendants, and rendered a judgment in favor of all defendants.

(F) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings above a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. In May 2000, the Georgia PSC ordered that these funds be maintained in a regulatory liability account instead of being applied to premium on reacquired debt as proposed by GEORGIA and ordered that interest be accrued on this account at the prime rate. These amounts are reflected on the balance sheets in deferred credits and other liabilities, other. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $25.9 million in the third quarter and $113.8 million year-to-date 2000 and $21.3 million in the third quarter and $63.8 million year-to-date 1999.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(H) In April 2000, MISSISSIPPI reached an agreement with certain of its wholesale customers to reduce its rates effective January 1, 2000. The agreement results in an annual rate reduction of approximately $3 million and a temporary annualized rate reduction of approximately $3 million for a period of 18 months ending June 30, 2001. In addition, MISSISSIPPI and its customers agreed that neither party would seek a unilateral change to the new rates prior to January 1, 2002, except for changes due to the operation of the fuel cost adjustment clause under the tariff. In July 2000, the FERC accepted MISSISSIPPI's settlement with its customers as filed. The new rates were placed into effect in July 2000, and approximately $3 million in revenues collected subject to refund was refunded to the wholesale customers.

(I)  Reference is made to Note 3 to the financial statements of MISSISSIPPI in
     Item 8 of the Form 10-K regarding the approval of new capacity. In September 2000, MISSISSIPPI and the Mississippi Public Utilities Staff entered, and the Mississippi PSC in October 2000 approved, a new stipulation that modifies a January 1999 stipulation and order covering cost allocation. The 1999 stipulation and Commission order would have excluded the new capacity from retail ratebase and would have assigned MISSISSIPPI's existing generating facilities entirely to the retail jurisdiction. The new stipulation and order allocates a pro-rata share of the new capacity along with MISSISSIPPI's existing generating capacity to the retail jurisdiction.

(J) In January 1998, Southern Energy and Vastar Resources, Inc. ("Vastar") combined their energy trading and marketing activities to form a joint venture, SCEM. Southern Energy's 60% investment in the joint venture was accounted for under the equity method of accounting. Effective August 10, 2000, Southern Energy acquired Vastar's 40% interest in SCEM for $250 million and began consolidating the results of SCEM's operations. As part of the transaction, Southern Energy was relieved of any financial obligations to Vastar under the SCEM partnership agreement, including any guaranteed minimum cash distributions and any outstanding arbitration.

(K) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At September 30, 2000, the status of outstanding non-trading related derivative contracts was as follows:

                                          Year of
                                        Maturity or         Interest           Number of          Notional        Unrecognized
                   Type                 Termination           Rates          Counterparties        Amount         Gain (Loss)
                   ----                 ------------          -----          --------------        ------         -----------
                                                                                              (in millions)
      Interest rate swaps                    2002-2012  6.55%-7.12%                  9              $2,150             $(13)
                                             2001-2012  6.56%-8.17%                  5          (pound)600              (52)
                                             2002-2007  4.98%-5.79%                  2               DM691                -
      Cross currency swaps                   2001-2007           -                   7          (pound)394               65
      Cross currency swaption                     2003           -                   2               DM435               44
      Currency forwards                      2000-2003           -                   1               CAD20                -
                                                  2000           -                   3           (pound)91               (3)
      Currency options                            2000           -                  21                 E35               (1)
         (pound) - Denotes British pounds sterling.
         CAD - Denotes Canadian dollars.
         DM - Denotes Deutschemark.
         E - Denotes Euro dollars.

      Southern Energy engages in commodity-related marketing and price risk management activities. Southern Energy uses a systematic approach to the evaluation and management of risk associated with its marketing and risk management related commodity contracts, including value-at-risk ("VAR"). VAR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and within a specified holding period.

      Southern Energy uses a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate its risks with respect to VAR. Based on a 95% confidence interval and employing a one-day holding period, Southern Energy's portfolio of positions had a VAR of $13 million at September 30, 2000. During the three-month period ended September 30, 2000, the actual daily change in fair value never exceeded this daily VAR calculation. Southern Energy also utilizes additional risk control mechanisms such as commodity position limits and stress testing

      SOUTHERN has extended contingent performance guarantees and trade credits on behalf of SCEM. At September 30, 2000, outstanding guarantees related to the estimated fair value of SCEM's contractual commitments were approximately $358 million. In addition, Southern Energy has outstanding guarantees to various third parties totaling approximately $279 million at September 30, 2000.

     Vastar and Southern Energy have issued certain financial guarantees made in the ordinary course of business, on behalf of Southern Energy's counterparties, to financial institutions and other credit grantors. Southern Energy has agreed to indemnify Vastar against losses under such guarantees in proportion to Vastar's former ownership percentage of SCEM. At September 30, 2000, such guarantees amounted to approximately $322 million.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in Item 7 and Notes 1 and 5 to the financial statements of SOUTHERN under the captions "Financial Instruments for Trading Activities" and "Energy Trading and Marketing Commitments", respectively, in Item 8 of the Form 10-K.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement discussions among the affected parties. At September 30, 2000, Mobile Energy had total assets of $385 million and senior debt outstanding of $190 million of first mortgage bonds and $72 million related to tax-exempt bonds. In connection with the bond financings, SOUTHERN provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. As of September 30, 2000, under an agreement with the bondholders, SOUTHERN had paid $41 million pursuant to the guarantees. SOUTHERN continues to have guarantees outstanding of certain potential environmental and other obligations of Mobile Energy that represent a maximum contingent liability of $18.5 million at September 30, 2000. The final outcome of this matter cannot now be determined. On August 4, 2000, Mobile Energy and its immediate parent, Mobile Energy Services Holdings, Inc., filed a joint proposed plan of reorganization with the bankruptcy court. That proposed plan of reorganization was amended on September 15, 2000. If approved as proposed, that plan would result in a termination of SOUTHERN's direct and indirect ownership interests in both entities. That proposed plan of reorganization, however, would not affect SOUTHERN's ongoing guarantee obligations related to Mobile Energy that are described above.

(M) In April 1999, SOUTHERN's board approved the repurchase of up to 50 million shares of SOUTHERN's common stock over the next two years through open market or privately negotiated transactions. The repurchase program was completed during the first quarter 2000.

(N) On April 17, 2000, SOUTHERN announced that its board of directors approved an initial public offering of up to 19.9 percent of Southern Energy. SOUTHERN also announced that it is planning to spin-off to holders of SOUTHERN common stock the remaining ownership of Southern Energy within 12 months of the initial public offering. The spin-off will be subject to a number of market and other conditions.

     On October 2, 2000, the initial public offering of Southern Energy was completed. Southern Energy sold 66.7 million shares of common stock, representing 19.7% of the 338.7 million shares outstanding, for gross proceeds of approximately $1.467 billion. Concurrent with the stock offering, Southern Energy also sold 6.9 million of convertible trust preferred securities for approximately $345 million in gross proceeds.

(O) In March 2000, an administrative law judge ("ALJ") held hearings in connection with a FERC proceeding to determine the percentage of a settled $158.8 million revenue requirement for Southern Energy's generation assets in California to be paid to Southern Energy under reliability must-run agreements with the California Independent System Operator (the "CAISO"). The decision in this case affects the amount the CAISO will pay for the period June 1, 1999 through December 31, 2001. Southern Energy had proposed to allocate approximately 75% of the responsibility for payment of the revenue requirement to the CAISO. On June 7, 2000, the ALJ presiding over this proceeding issued an initial decision allocating responsibility for payment of approximately 3% of the revenue requirement to the CAISO. On July 7, 2000, Southern Energy appealed the ALJ's decision to the FERC. A final FERC order in this proceeding may be appealed to the U.S. Court of Appeals. If Southern Energy is ultimately unsuccessful in its appeal of the ALJ's decision, it will be required to refund certain amounts of the revenue requirement billed to the CAISO for the period from June 1, 1999 until the final disposition of the appeal. The amount of this refund as of September 30, 2000 would have been approximately $118 million, however, there would have been no material effect on net income. This amount does not include interest that may be payable in the event of a refund. If Southern Energy is unsuccessful in its appeal, it plans to pursue other options available under the reliability must-run agreements to mitigate the impact of the ALJ's decision upon its future operations. The outcome of this appeal cannot now be determined.

(P) On August 23, 2000, the FERC initiated an investigation of the California power markets after denying a complaint that sought to extend the CAISO market's $250 price cap to all California energy and ancillary service markets. On November 1, 2000, the FERC released a Staff Report detailing the results of its investigation, together with an "Order Proposing
     Remedies for California Wholesale Markets". The FERC concluded in this order that the California power market structure and market rules are seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The order also proposed specific remedies to the identified market flaws. While the FERC concluded that it lacked the legal authority to order retroactive refunds, it established October 2, 2000 as the "refund effective date." Rates for service after that date will remain subject to a refund condition until December 31, 2002. The FERC will receive comments on its order for a three-week period and will issue a final order by the end of the year. The ultimate outcome of this matter cannot now be determined.

(Q)  Reference is made to Note 13 to the financial statements of SOUTHERN in
     Item 8 of the Form 10-K for information concerning assets for sale by Southern Energy. In August 2000, Southern Energy completed the sale of its assets in Argentina to The AES Corporation for $205 million, including the assumption of debt and the buy-out of minority partners. As part of the sale, Southern Energy was released from $200 million of credit support obligations. The sale had no material impact on the financial statements of Southern Energy or SOUTHERN.

(R) On August 23, 2000, WPD Limited ("WPDL"), through Southern Energy, made an offer to acquire all of the outstanding shares of Hyder plc ("Hyder") for a total purchase price of approximately(pound)585 million (approximately $878 million), including fees and expenses, or 365 pence (approximately $5.47) per Hyder share plus the assumption of approximately(pound)2.1 billion (approximately $3.2 billion) of gross debt as of March 31, 2000. On September 15, 2000, WPDL committed unconditionally to purchase any shares of Hyder tendered by Hyder shareholders. As of September 30, 2000, WPDL had purchased from shareholders approximately 71% of the Hyder shares. On October 30, 2000, WPDL finalized the acquisition of Hyder by making payment for the additional shares needed to bring WPDL's ownership over 90%. The acquisition of more than 90% allowed WPDL, under UK company law, to acquire the remaining shares and on October 31, 2000, WPDL sent notification to the outstanding shareholders exercising this right.

     WPDL has replaced Hyder's board of directors with employees of WPD, Southern Energy and PPL Global. Following the completion of the acquisition, WPD will provide management oversight for WPDL's electricity distribution business. Southern Energy will make an equity investment of (pound)56 million (approximately $84 million) and will own 40% of the economic interest in WPDL and PPL Global will own 60%, with each owning 50% of the voting interest. Southern Energy will also have a call right to acquire an additional 9% economic interest in WPDL from PPL Global. With the completion of the Hyder acquisition and with the approval of lenders, Southern Energy and PPL Global, effective December 2000, will modify their ownership of voting shares of WPD Holdings (WPD's parent) to 50% each so that neither party will have operational or management control of WPD Holdings. Therefore, the results of operations for WPD, which are currently consolidated, will be accounted for under the equity method as of that date.

(S) SOUTHERN's principal business segment -- or its traditional business -- is the five integrated Southeast utilities that provide electric service in four states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:




                                              Integrated                All
                                              Southeast    Southern    Other    Reconciling
                                              Utilities    Energy     (Note)    Eliminations  Consolidated
                                              ------------ ---------- --------- ------------- ---------------
                                                                      (in millions)
    Three Months Ended September 30, 2000:
      Operating revenues                       $  3,142     $ 4,281     $ 65       $    (9)       $  7,479
      Segment net income (loss)                     559          98      (53)           10             614
    Nine Months Ended September 30, 2000:
      Operating revenues                          7,619       5,475      184           (31)         13,247
      Segment net income (loss)                   1,017         292     (108)            -           1,201
    Total assets at September 30, 2000           26,526      17,715      489        (1,198)         43,532
    ----------------------------------------- ------------ ---------- --------- ------------- ---------------

    Three Months Ended September 30, 1999:
      Operating revenues                        $ 2,991     $   686     $  66       $   (7)         $3,736
      Segment net income (loss)                     568         157      (102)          (8)            615
    Nine Months Ended September 30, 1999:
      Operating revenues                          7,116       1,711       165          (23)          8,969
      Segment net income (loss)                   1,000         306      (131)         (22)          1,153
    Total assets at December 31, 1999            25,251      13,863       455       (1,180)         38,389
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

Item 1.          Legal Proceedings.


(1) Cooper et al.vs. GEORGIA, SOUTHERN, SCS and Southern Company Energy Solutions, Inc.
      (Superior Court of Fulton County, Georgia)

      On July 28, 2000, a lawsuit alleging race discrimination was filed by three GEORGIA employees against GEORGIA, SOUTHERN and SCS. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs and a new defendant, Southern Company Energy Solutions, Inc., a subsidiary of SOUTHERN. The final outcome of this case cannot now be determined.

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


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
              --------

              Exhibits 15 - Letter re: unaudited interim financial information
                            (a)      ALABAMA
                            (b)      GEORGIA

              Exhibit 24  - (a)    Powers of Attorney and resolutions.
                                   (Designated in the Form 10-K for the year ended December 31, 1999, File Nos.1-3526,
                                   1-3164, 1-6468, 0-2429, 0-6849 and
                                   1-5072 as Exhibits 24(a), 24(b), 24(c),
                                   24(d), 24(e) and 24(f), respectively, and incorporated herein by reference.)

              Exhibits 27 - Financial Data Schedule
                            (a)    SOUTHERN
                            (b)    ALABAMA
                            (c)    GEORGIA
                            (d)    GULF
                            (e)    MISSISSIPPI
                            (f)    SAVANNAH

              (b)    Reports on Form 8-K.
                     -------------------

                     SOUTHERN filed a Current Report on Form 8-K dated September 27, 2000:
                           Items reported:                 Items 5 and 7
                           Financial statements filed:     None

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

                                                   Date:  November 13, 2000

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

                                                     Date:  November 13, 2000

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


                                              Date:  November 13, 2000

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


                                                   Date:  November 13, 2000

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


                                                   Date:  November 13, 2000

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

                                                    Date:  November 13, 2000