Form 10-K
period 2000-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 2001-03-29
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Title of each class                                        Registrant

Common Stock, $5 par value                                 The Southern Company

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Cumulative Quarterly Income Preferred Securities 2
7 1/8% Trust Originated Preferred Securities3
6.875% Cumulative Quarterly Income Preferred Securities4

                    ---------------------------------------------------

Class A preferred, cumulative, $25 stated capital         Alabama Power Company
5.20% Series          5.83% Series

Senior Notes
7 1/8% Series A         7% Series C
7% Series B           6.75% Series J

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.375% Trust Preferred Securities5
7.60% Trust Originated Preferred Securities6

                     ---------------------------------------------------

Senior Notes                                             Georgia Power Company
6 7/8% Series A              6 5/8% Series D
6.60% Series B

Company obligated mandatorily redeemable
preferred securities, $25 liquidation amount
7.75% Trust Preferred Securities7        7.60% Trust Preferred Securities8
7.75% Cumulative Quarterly Income        6.85% Trust Preferred Securities10
        Preferred Securities9

             ------------------------------------------------------

===============================================================================
1 As of December 31, 2000.
2 Issued by Southern Company Capital Trust III and guaranteed by The Southern
   Company.
3 Issued by Southern Company Capital Trust IV and guaranteed by The Southern
   Company.
4 Issued by Southern Company Capital Trust V and guaranteed by The Southern
   Company.
5 Issued by Alabama Power Capital Trust I and guaranteed by Alabama Power
   Company.
6 Issued by Alabama Power Capital Trust II and guaranteed by Alabama Power
   Company.
7 Issued by Georgia Power Capital Trust I and guaranteed by Georgia Power
   Company.
8 Issued by Georgia Power Capital Trust II and guaranteed by Georgia Power
   Company.
9 Issued by Georgia Power Capital Trust III and guaranteed by Georgia Power
   Company.
10 Issued by Georgia Power Capital Trust IV and guaranteed by Georgia Power
   Company.

Company obligated mandatorily redeemable                 Gulf Power Company
preferred securities, $25 liquidation amount
7.625% Cumulative Quarterly Income Preferred Securities11
7.00% Cumulative Quarterly Income Preferred Securities12

                  ------------------------------------------------------

Depositary preferred shares, each representing Mississippi Power Company one-fourth of a share of preferred stock, cumulative, $100 par value 6.32% Series
6.65% Series

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Trust Originated Preferred Securities13

                    ---------------------------------------------------

Company obligated mandatorily redeemable     Savannah Electric and Power Company
preferred securities, $25 liquidation amount
6.85% Trust Preferred Securities14

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

Class A preferred, cumulative, $100 stated capital
Auction (1988 Series)

           ----------------------------------------------------------

Preferred stock, cumulative, $100 stated value       Georgia Power Company
$4.60 Series (1954)

           ----------------------------------------------------------



===============================================================================
--------
11 Issued by Gulf Power Capital Trust I and guaranteed by Gulf Power Company. 12 Issued by Gulf Power Capital Trust II and guaranteed by Gulf Power Company. 13 Issued by Mississippi Power Capital Trust I and guaranteed by Mississippi
    Power Company.
14 Issued by Savannah Electric Capital Trust I and guaranteed by Savannah
    Electric and Power Company.
15 As of December 31, 2000.

Preferred stock, cumulative, $100 par value          Gulf Power Company
4.64% Series      5.44% Series
5.16% Series

                   ----------------------------------------------------------

Preferred stock, cumulative, $100 par value          Mississippi Power Company
4.40% Series         4.60% Series
4.72% Series         7.00% Series

                   ----------------------------------------------------------

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 2001: $21.1 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company. A description of registrants' common stock follows:

                                                   Description of                      Shares Outstanding
Registrant                                          Common Stock                      at February 28, 2001

The Southern Company                         Par Value $5 Per Share                          681,946,097
Alabama Power Company                        Par Value $40 Per Share                           5,608,955
Georgia Power Company                        No Par Value                                      7,761,500
Gulf Power Company                           No Par Value                                        992,717
Mississippi Power Company                    Without Par Value                                 1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share                           10,844,635

  Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of the Information Statements of Alabama Power Company, Georgia Power Company, Gulf Power Company and Mississippi Power Company relating to each of their respective 2001 Annual Meetings of Shareholders are incorporated by reference into PART III.

This combined Form 10-K is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

===============================================================================

                                                           Table of Contents

                                                                                                                       Page
               PART I

Item 1          Business
                  Mirant Corporation (formerly Southern Energy, Inc.)............................  I-1
                  The SOUTHERN System............................................................  I-2
                  Integrated Southeast Utilities.................................................  I-2
                  Other Business.................................................................  I-2
                  Certain Factors Affecting the Industry.........................................  I-3
                  Construction Programs..........................................................  I-3
                  Financing Programs.............................................................  I-5
                  Fuel Supply....................................................................  I-6
                  Territory Served by the Integrated Southeast Utilities.........................  I-8
                  Competition....................................................................  I-11
                  Regulation.....................................................................  I-12
                  Rate Matters...................................................................  I-14
                  Employee Relations.............................................................  I-15
Item 2          Properties.......................................................................  I-17
Item 3          Legal Proceedings................................................................  I-21
Item 4          Submission of Matters to a Vote of Security Holders..............................  I-22
                Executive Officers of SOUTHERN...................................................  I-23
                Executive Officers of ALABAMA....................................................  I-24
                Executive Officers of GEORGIA....................................................  I-25
                Executive Officers of GULF.......................................................  I-26
                Executive Officers of MISSISSIPPI................................................  I-27

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters............  II-1
Item 6          Selected Financial Data..........................................................  II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition........................................................  II-2
Item 7A         Quantitative and Qualitative Disclosures about Market Risk.......................  II-2
Item 8          Financial Statements and Supplementary Data......................................  II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................................  II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants.............................   III-1
Item 11         Executive Compensation..........................................................   III-1
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management....................................................................   III-1
Item 13         Certain Relationships and Related Transactions..................................   III-1

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...................................................................   IV-1






                                   DEFINITIONS

 When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated.

 Term                                                             Meaning

 AEC...........................................       Alabama Electric Cooperative, Inc.
 AFUDC.........................................       Allowance for Funds Used During Construction
 ALABAMA.......................................       Alabama Power Company
 AMEA..........................................       Alabama Municipal Electric Authority
 Clean Air Act.................................       Clean Air Act Amendments of 1990
 Dalton........................................       City of Dalton, Georgia
 DOE...........................................       United States Department of Energy
 EMF...........................................       Electromagnetic field
 Energy Act....................................       Energy Policy Act of 1992
 Energy Solutions..............................       Southern Company Energy Solutions, Inc.
 Entergy Gulf States...........................       Entergy Gulf States Utilities Company
 EPA...........................................       United States Environmental Protection Agency
 FERC..........................................       Federal Energy Regulatory Commission
 FPC...........................................       Florida Power Corporation
 FP&L..........................................       Florida Power & Light Company
 GEORGIA.......................................       Georgia Power Company
 GULF..........................................       Gulf Power Company
 Holding Company Act...........................       Public Utility Holding Company Act of 1935, as amended
 IBEW..........................................       International Brotherhood of Electrical Workers
 integrated Southeast utilities................       ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
 IPP...........................................       Independent power producer
 IRS...........................................       Internal Revenue Service
 JEA...........................................       Jacksonville Electric Authority
 MEAG..........................................       Municipal Electric Authority of Georgia
 MESH..........................................       Mobile Energy Services Holdings
 Mirant........................................       Mirant Corporation (formerly Southern Energy, Inc.)
 MISSISSIPPI...................................       Mississippi Power Company
 NRC...........................................       Nuclear Regulatory Commission
 OPC...........................................       Oglethorpe Power Corporation
 PSC...........................................       Public Service Commission
 RTO...........................................       Regional Transmission Organization
 RUS...........................................       Rural Utility Service (formerly Rural Electrification
                                                      Administration)



                                   DEFINITIONS
                                   (continued)



 SAVANNAH......................................       Savannah Electric and Power Company
 SCS...........................................       Southern Company Services, Inc. (the system
                                                      service company)
 SEC...........................................       Securities and Exchange Commission
 SEGCO.........................................       Southern Electric Generating Company
 SEPA..........................................       Southeastern Power Administration
 SERC..........................................       Southeastern Electric Reliability Council
 SMEPA.........................................       South Mississippi Electric Power Association
 SOUTHERN......................................       The Southern Company
 Southern LINC.................................       Southern Communications Services, Inc.
 Southern Nuclear..............................       Southern Nuclear Operating Company, Inc.
 SOUTHERN system...............................       SOUTHERN, the integrated Southeast utilities, SEGCO,
                                                      Southern Nuclear, SCS, Southern LINC, Energy Solutions and other subsidiaries
 Southern Telecom..............................       Southern Telecom, Inc.
 SPC...........................................       Southern Power Company
 TVA...........................................       Tennessee Valley Authority



                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K contains forward-looking and historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for SOUTHERN's new wholesale business and also SOUTHERN's earnings per share and earnings growth goals. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain of the integrated Southeast utilities and the race discrimination litigation against certain of SOUTHERN's subsidiaries; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options that may be pursued by SOUTHERN; state and federal rate regulation in the United States and in foreign countries in which SOUTHERN's subsidiaries operate; political, legal and economic conditions and developments in the United States and in foreign countries in which SOUTHERN's subsidiaries operate; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or the California Independent System Operator Corporation; and other factors discussed elsewhere herein and in other reports filed from time to time with the SEC.

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

    SOUTHERN also owns all the outstanding common stock of Southern LINC, Southern Nuclear, SCS, Energy Solutions, Southern Telecom, SPC and other direct and indirect subsidiaries. Southern LINC provides digital wireless communications services to SOUTHERN's integrated Southeast utilities and also markets these services to the public within the Southeast. Southern Nuclear provides services to ALABAMA's and GEORGIA's nuclear plants. Energy Solutions develops new business opportunities related to energy products and services. Southern Telecom provides wholesale fiber optic solutions to telecommunication providers in the Southeastern United States. SPC, formed in January 2001, will be the primary growth engine for SOUTHERN's market-based energy business.

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

    Reference is also made to Note 12 to the financial statements of SOUTHERN in
Item 8 herein for additional information regarding SOUTHERN's segment and related information.

Mirant Corporation

Previously, SOUTHERN owned all the outstanding common stock of Mirant. In April 2000, SOUTHERN announced an initial public offering of up to 19.9 percent of Mirant and its intentions to spin off the remaining ownership of Mirant to SOUTHERN's common stockholders within 12 months of the initial stock offering. On October 2, 2000, Mirant completed an initial public offering of 66.7 million shares. On February 19, 2001, SOUTHERN's board of directors approved the spin off of the remaining ownership of 272 million Mirant shares to be completed in a tax free distribution on April 2, 2001. As a result of the spin off, SOUTHERN's financial statements and related information in Item 8 herein reflect Mirant as discontinued operations.
                                      I-1

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

    On December 20, 1999, the FERC issued its final rule on RTOs ("Order 2000"). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Utilities were required to make a filing with the FERC by October 16, 2000 explaining how they would respond to Order 2000 consistent with this requirement. On October 16, 2000, SOUTHERN filed its RTO proposal. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of SOUTHERN and other participating utilities in the region. Participants would have the option to either maintain their ownership, divest, sell or lease their transmission assets to the proposed RTO. On March 14, 2001, the FERC rejected SOUTHERN's proposal on the grounds that the limitation of the scope of services to new wholesale transmission and the provision of incentives to passive owners were inconsistent with Order 2000. This order requires a status report from SOUTHERN by May 14, 2001, but does not establish a deadline for SOUTHERN to file a revised petition. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 for additional information.


    SCS has contracted with SOUTHERN, each integrated Southeast utility, Mirant, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. Energy Solutions and Southern LINC have also secured from the integrated Southeast utilities certain services which are furnished at cost.

    Southern Nuclear has contracts with ALABAMA to operate the Farley Nuclear Plant, and with GEORGIA to operate Plants Hatch and Vogtle. See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

Other Business

Energy Solutions focuses on new and existing programs to enhance customer satisfaction, efficiency and stockholder value. Examples are: Good Cents, an energy efficiency program for electric utility customers; Energy Services, an energy solutions consultant and contractor for industrial and large commercial customers; and Bill Payment Protection, an insurance product that protects a residential customer by paying the electric bill in the event the customer becomes involuntarily unemployed, disabled, or goes on unpaid leave.

     In 1996, Southern LINC began serving SOUTHERN's integrated Southeast utilities and marketing its services to non-affiliates within the Southeast. Its system covers approximately 127,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 2001-2003 in these and other new businesses.

     In 1999, MESH, a subsidiary of SOUTHERN, filed a petition for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court. On August 4, 2000, MESH filed a proposed plan of reorganization with the bankruptcy court that was amended on September 15, 2000. The proposed plan of reorganization was again amended on February 21, 2001. Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 herein for additional information relating to this matter.

Certain Factors Affecting the Industry


Various factors are currently affecting the electric utility industry in general, including increasing competition and the regulatory changes related thereto, costs required to comply with environmental regulations, and the potential for new business opportunities (with their associated risks) outside of traditional rate-regulated operations. The effects of these and other factors on the SOUTHERN system are described herein. Particular reference is made to
Item 1 - BUSINESS - "Other Business", "Competition" and "Environmental Regulation." See also "Cautionary Statement Regarding Forward-Looking Information."


Construction Programs


The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 2001 through 2003 by the integrated Southeast utilities, SEGCO, SCS, Southern LINC and other subsidiaries are estimated as follows: (in millions)


 ------------------------------ -------- --------- ----------

                                   2001      2002      2003

                                -------- --------- ----------

 ALABAMA                         $  735    $  891     $ 625
 GEORGIA                          1,613     1,349       785
 GULF                               279        96        76
 MISSISSIPPI                         62        60        69
 SAVANNAH                            33        31        32
 SEGCO                               16        17        16
 SCS                                 29        21        21
 Southern LINC                       26        39        26
 Other                              111        60         1

 --------------------------- ----------- --------- ----------
 SOUTHERN system                 $2,904    $2,564    $1,651
 =========================== =========== ========= ==========

Included in these estimated totals are expenditures for construction of wholesale generation assets that may be transferred to SPC. Assuming such transfers are made, SPC's projected construction program expenditures are approximately $1.2 billion in 2001, $725 million in 2002, and $452 million in 2003.



Estimated construction costs in 2001 are expected to be apportioned approximately as follows: (in millions)



 ---------------------------- ---------------- --------------- ------------- ---------- ---------------- ----------------
                              SOUTHERN
                                system*        ALABAMA         GEORGIA       GULF       MISSISSIPPI             SAVANNAH
                              ---------------- --------------- ------------- ---------- ---------------- ----------------
 New generation                   $  940           $169            $  596     $172           $ 3               $-
 Other generating
    facilities including
    associated plant
    substations                      682            181               433       35            10                 7
 New business                        368            129               188       22            19                10
 Transmission                        340            110               189       21            14                 6
 Joint line and substation            47              -                34       13             -                 -
 Distribution                        184             68                85       12            11                 8
 Nuclear fuel                         93             38                55        -             -                 -
 General plant                       250             40                33        4             5                 2
                              ---------------- --------------- ------------- ---------- ---------------- ----------------
                                  $2,904           $735            $1,613     $279           $62               $33
                              ================ =============== ============= ========== ================ ================


   *Southern LINC, SCS, and other businesses plan capital additions to general plant in 2001 of $26 million, $29 million, and $111 million, respectively, while SEGCO plans capital additions of $16 million to generating facilities. (See Item 1 - BUSINESS - "Other Business" herein.)

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


    SOUTHERN has approximately 6,600 megawatts of new generating capacity scheduled to be placed in service by 2003. Approximately 4,400 megawatts of additional new capacity will be dedicated to the wholesale market and owned by SPC.

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

Financing Programs


The amount and timing of additional equity capital to be raised in 2001, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans.

    The integrated Southeast utilities plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval. Recently, the integrated Southeast utilities have relied on the issuance of unsecured debt and trust preferred securities, in addition to unsecured pollution control bonds issued for its benefit by public authorities to meet its long-term external financing requirements. In years past, the integrated Southeast utilities issued first mortgage bonds, mortgage backed pollution control bonds and preferred stock to fund its external requirements. The amount outstanding of the latter securities has been declining in recent years.


    If the integrated Southeast utilities were to choose to issue new first mortgage bonds or preferred stock once again, they would be required to meet certain coverage requirements.

    Short-term debt is often utilized as appropriate at SOUTHERN and the integrated Southeast utilities.

    The maximum amounts of short-term and term-loan indebtedness authorized by the appropriate regulatory authorities are shown on the following table:

                      Amount          Outstanding at
                    Authorized       December 31, 2000
                   --------------    ---------------------
                             (in millions)

  ALABAMA            $  750 (1)           $    281
  GEORGIA             1,700 (2)                704
  GULF                   300(1)                 43
  MISSISSIPPI            350(1)                 56
  SAVANNAH               160(2)                 75
  SOUTHERN             2,000(1)                550

  ------------------ -------------- -- -------------------

Notes:


    (1) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 2001. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2003, December 31, 2002 and March 31, 2008, respectively.

    (2) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by the Georgia PSC. SAVANNAH received authority from the Georgia PSC for $70 million in term loans expiring January 31, 2002.


    Reference is made to Note 8 to the financial statements for SOUTHERN, Note 4 to the financial statements for ALABAMA, GULF, MISSISSIPPI and SAVANNAH and Note 9 to the financial statements for GEORGIA in Item 8 herein for information regarding the registrants' credit arrangements.

Fuel Supply

The integrated Southeast utilities' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1998 through 2000 and the estimates for 2001 are shown below:
                                     Oil and
 ALABAMA               Coal    Nuclear    Hydro       Gas
                     --------- ---------- --------- ---------
            1998        72       18         8         2
            1999        72       20         5         3
            2000        72       19         3         6
            2001        70       16         5         9

 GEORGIA
            1998        73       22         3         2
            1999        75       22         1         2
            2000        76       21         1         2
            2001        75       21         3         1

 GULF
            1998        98       **        **         2
            1999        97       **        **         3
            2000        98       **        **         2
            2001        98       **        **         2


 MISSISSIPPI
            1998        80       **        **        20
            1999        81       **        **        19
            2000        83       **        **        17
            2001        78       **        **        22

 SAVANNAH
            1998        76       **        **        24
            1999        78       **        **        22
            2000        88       **        **        12
            2001        85       **        **        15

 SEGCO
            1998       100       **        **         *
            1999       100       **        **         *
            2000       100       **        **         *
            2001       100       **        **         *

 SOUTHERN system***
            1998       76        16         4         4
            1999       78        17         2         3
            2000       76        16         4         4
            2001       76        15         3         6
 ---------- ------- --------- ---------- --------- ---------
    *Less than 0.5%.
  **Not applicable.
***Amounts shown for the SOUTHERN system are weighted averages of the integrated
      Southeast utilities and SEGCO.

    The average costs of fuel in cents per net kilowatt-hour generated for 1998 through 2000 are shown below:

                        1998           1999          2000
------------------- -------------- ------------- -------------


ALABAMA                 1.54           1.44          1.54
GEORGIA                 1.36           1.34          1.39
GULF                    1.69           1.60          1.68
MISSISSIPPI             1.62           1.65          1.80
SAVANNAH                2.33           2.20          2.28

SEGCO                   1.53           1.77          1.51
SOUTHERN
    System*             1.48           1.45          1.51

------------------- -------------- ------------- -------------

* Amounts shown for the SOUTHERN system are weighted averages of the integrated Southeast utilities and SEGCO.


     See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    As of February 9, 2001, the integrated Southeast utilities had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 23 days of recoverable supply for bituminous coal and 31 days for sub-bituminous coal. It is estimated that approximately 68 million tons of coal will be consumed in 2001 by the integrated Southeast utilities (including those units GEORGIA owns jointly with OPC, MEAG and Dalton and operates for FP&L and JEA and the units ALABAMA owns jointly with AEC). The integrated Southeast utilities currently have 60 coal contracts. These contracts cover remaining terms of up to 12 years. Approximately 15% of 2001 estimated coal requirements will be purchased in the spot market. Additionally, it has been determined that approximately 34 normal full load days of recoverable supply is desirable at the beginning of the heavy burn season between June 1 and September 30 with 31 normal full load days being the average annual target.

    In 2000, the weighted average sulfur content of all coal purchased by the integrated Southeast utilities for use in the coal-fired facilities was 0.77% sulfur. This sulfur level, along with banked sulfur dioxide allowances, allowed the integrated Southeast utilities and SEGCO to remain within limits as set forth by Phase II of the Clean Air Act. As more and more strict environmental regulations are proposed that impact the utilization of coal, the fuel mix will be monitored to insure that sufficient quantities of the proper type of coal or natural gas are in place to remain in compliance with applicable laws and regulations. See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein.


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


    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998, as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. Sufficient fuel storage capacity currently is available at Plant Vogtle to maintain full-core discharge capability for both units into the year 2014. Sufficient fuel storage capacity is available at Plant Farley to maintain full-core discharge capability until the refueling outage scheduled in 2006 for Farley unit 1 and the refueling outage scheduled in 2008 for Farley unit 2. Procurement of on-site dry spent fuel storage capacity at Plant Farley is in progress, with the intent to place the capacity in operation as early as 2005.


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

    One of these, AEC, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems and other customers in south Alabama and northwest Florida. AEC owns generating units with approximately 840 megawatts of nameplate capacity, including an undivided ownership interest in ALABAMA's Plant Miller Units 1 and 2. AEC's facilities were financed with RUS loans secured by long-term contracts requiring distributing cooperatives to take their requirements from AEC to the extent such energy is available. Two of the 14 distributing cooperatives operating in ALABAMA's service territory obtain a portion of their power requirements directly from ALABAMA.
                                      I-8

    Four electric cooperative associations, financed by the RUS, operate within GULF's service area. These cooperatives purchase their full requirements from AEC and SEPA (a federal power marketing agency). A non-affiliated utility also operates within GULF's service area and purchases its full requirements from GULF.


    ALABAMA and GULF have entered into separate agreements with AEC involving interconnection between the respective systems. The delivery of capacity and energy from AEC to certain distributing cooperatives in the service areas of ALABAMA and GULF is governed by the SOUTHERN/AEC Network Transmission Service Agreement. The rates for this service to AEC are based on the negotiated agreement on file with the FERC. See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for details of ALABAMA's joint-ownership with AEC of a portion of Plant Miller.

    MISSISSIPPI has an interchange agreement with SMEPA, a generating and transmitting cooperative, pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA. SMEPA has a generating capacity of 821 megawatts and a transmission system estimated to be 1,480 miles in length.

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into a power coordination agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. OPC decreased its purchases of capacity by 250 megawatts each in September 1997, 1998 and 1999. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC in March 1997, the resources associated with the decreased purchases by OPC in 1997, 1998 and 1999 will be used to meet the needs of GEORGIA's retail customers through 2004.
In April 1999, a new power supply agreement was implemented between GEORGIA and OPC. Pursuant to this agreement, OPC will purchase 250 megawatts of steam capacity through March 2006, 250 megawatts of peaking capacity through August 2000, and 125 megawatts of peaking capacity from September 2000 through August 2001.

    There are 65 municipally-owned electric distribution systems operating in the territory in which the integrated Southeast utilities provide electric service at retail or wholesale.

    AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years commencing September 1, 1986. In October 1991, ALABAMA entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years commencing October 1, 1991. In both contracts, the power is being sold to AMEA for its member municipalities that previously were served directly by ALABAMA as wholesale customers. Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements. See Note 6 to ALABAMA's financial statements in Item 8 herein for further information on these contracts.


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

     SCS, acting on behalf of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, also has a contract with SEPA providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States government hydroelectric projects.


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


Long-Term Power Sales and Lease Agreements

Reference is made to Note 5 to the financial statements for SOUTHERN; Note 6 to the financial statements for ALABAMA, GULF and MISSISSIPPI, and Note 7 to the financial statements for GEORGIA in Item 8 herein for information regarding contracts for the sales and lease of capacity and energy to non-territorial customers.

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

     Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider.
Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the current energy crisis in California. As a result of this crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. The inability of a company to recover its investments, including the regulatory assets described in Note 1 to each registrant's respective financial statements, could have a material adverse effect on such company's financial condition and results of operations. The integrated Southeast utilities are attempting to minimize or reduce their cost exposure. Reference is made to Note 3 to the financial statements for SOUTHERN under "Alabama Power Rate Adjustment Procedures" and "Georgia Power 1998 Retail Rate Order" for information regarding these efforts.


     Reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" herein for information relating to an RTO filing with FERC.


     Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if the integrated Southeast utilities do not remain low-cost producers and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings. Reference is made to ALABAMA, GULF, MISSISSIPPI and SAVANNAH, "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

     To adapt to a less regulated, more competitive environment, SOUTHERN continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, acquisitions involving other utility or non-utility businesses or properties, internal restructuring, disposition of certain assets, or some combination thereof. Furthermore, SOUTHERN may engage in other new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of SOUTHERN. (See Item 1 - BUSINESS
- "Other Business" herein.)


     As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse.

     ALABAMA currently has cogeneration contracts in effect with twelve industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 2000, ALABAMA purchased approximately 104.9 million kilowatt-hours from such companies at a cost of $3.1 million.

     GEORGIA currently has contracts in effect with eight small power producers whereby GEORGIA purchases their excess generation. During 2000, GEORGIA purchased 11.6 million kilowatt-hours from such companies at a cost of $482,000. GEORGIA has purchased power agreements for electricity with two cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2000, GEORGIA purchased 698.3 million kilowatt-hours at a cost of $70.4 million from these facilities. Reference is made to Note 4 to the financial statements for GEORGIA in Item 8 herein for information regarding purchased power commitments.

     GULF currently has agreements in effect with four industrial customers pursuant to which GULF purchases "as available" energy from customer-owned generation. During 2000, GULF purchased 127 million kilowatt-hours from such companies for $5.2 million.

     SAVANNAH currently has cogeneration contracts in effect with five large customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 2000, SAVANNAH purchased 43.9 million kilowatt-hours from such companies at a cost of $2.7 million.


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

     ALABAMA and GEORGIA are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. Among the hydroelectric projects subject to licensing by the FERC are 14 existing ALABAMA generating stations having an aggregate installed capacity of 1,593,600 kilowatts and 18 existing GEORGIA generating stations having an aggregate installed capacity of 1,074,696 kilowatts.

     GEORGIA has started the relicensing process for the Middle Chattahoochee Project. This project consists of the Goat Rock, Oliver, and North Highlands facilities.


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


     NRC operating licenses currently expire in June 2017 and March 2021 for Plant Farley units 1 and 2, respectively, in August 2014 and June 2018 for Plant Hatch units 1 and 2, respectively, and in January 2027 and February 2029 for Plant Vogtle units 1 and 2, respectively. On February 29, 2000, Southern Nuclear, on behalf of GEORGIA, filed a license renewal application with the NRC for Plant Hatch units 1 and 2. If approved, the operating license will be extended to 2034.

     Reference is made to Notes 1 and 10 to SOUTHERN's, Notes 1 and 11 to ALABAMA's and Notes 1 and 5 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

Environmental Regulation

The integrated Southeast utilities' and SEGCO's operations are subject to federal, state and local environmental requirements which, among other things, control emissions of particulates, sulfur dioxide and nitrogen oxides into the air; the use, transportation, storage and disposal of hazardous and toxic waste; and discharges of pollutants, including thermal discharges, into waters of the United States. The integrated Southeast utilities and SEGCO expect to comply with such requirements, which generally are becoming increasingly stringent, through technical improvements, the use of appropriate combinations of low-sulfur fuel and chemicals, addition of environmental control facilities, changes in control techniques and reduction of the operating levels of generating facilities. Failure to comply with such requirements could result in the complete shutdown of individual facilities not in compliance as well as the imposition of civil and criminal penalties.

     Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for a discussion of the Clean Air Act and other environmental legislation and proceedings, including a pending lawsuit brought on behalf of the EPA.

     The  integrated   Southeast   utilities'  and  SEGCO's   estimated  capital
expenditures for environmental quality control facilities for the years 2001, 2002 and 2003 are as follows: (in millions)


 --------------------- --- ---------- ---------- -----------
                              2001        2002        2003
                           ---------- ---------- -----------

 ALABAMA                    $  76       $144      $  48
 GEORGIA                      345        302         48
 GULF                           7          7         14
 MISSISSIPPI                    2          4          -
 SAVANNAH                       2          1          4
 SEGCO                          1          1          1

 --------------------- --- ---------- ---------- -----------

     Total                   $433       $459       $115

 ===================== === ========== ========== ===========
     The foregoing estimates are included in the current construction programs. (See Item 1 - BUSINESS - "Construction Programs" herein.)

     Additionally, each integrated Southeast utility and SEGCO has incurred costs for environmental remediation of various sites. Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for information regarding the registrants' environmental remediation efforts. Also, see Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding the identification of sites that may require environmental remediation by GEORGIA.

     The integrated Southeast utilities and SEGCO are unable to predict at this time what additional steps they may be required to take as a result of the implementation of existing or future quality control requirements for air, water and hazardous or toxic materials, but such steps could adversely affect system operations and result in substantial additional costs.

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

     Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the integrated Southeast utilities are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF recovers from retail customers costs of fuel, net purchased power, energy conservation and environmental compliance through provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of these costs is based upon an annual projection - any over/under recovery during such period is reflected in a subsequent annual period with interest. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs are billed to such customers under the fuel and energy adjustment clause. The adjustment factors for MISSISSIPPI's retail and wholesale rates are generally levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

Rate Proceedings

Reference is made to Note 3 to each registrant's financial statements in Item 8 herein for a discussion of rate matters. Reference is also made to GULF's
"Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for a discussion of recent Florida PSC matters.

Integrated Resource Planning

GEORGIA and SAVANNAH filed a new Integrated Resource Plan with the Georgia PSC on January 31, 2001. The plans specify how GEORGIA and SAVANNAH each intends to meet the future electrical needs of their customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs and purchased power costs will be recoverable through rates.


      In July 1998, the Georgia PSC approved GEORGIA's and SAVANNAH's 1998 Integrated Resource Plans as filed, with minor modifications. The approved plans identify resource needs of approximately 800 megawatts to 1,200 megawatts starting in the summer of 2002. As a result, GEORGIA and SAVANNAH issued a joint request for proposals for their collective needs of 800 megawatts to 1,200 megawatts for 2002 and 2003. The bids were evaluated against self-build options, and a certification filing for the selected resources was approved by the Georgia PSC in March 2000. The selected resources for retail needs in Georgia are: (1) a 7-year purchased power agreement with the West Georgia Generating Company for 310 megawatts starting in 2002, increasing to 465 megawatts in 2005, and terminating at the end of 2009; and (2) a 7 1/2-year purchased power agreement for two 568 megawatt combined cycle units to be located at Plant Wansley starting in 2002 and terminating at the end of 2009. SAVANNAH has a 7-year purchased power agreement with GEORGIA for 200 megawatts of the 1,136 megawatt addition at Plant Wansley starting in 2002 and terminating in 2009. After 2009, this capacity will be available to the wholesale market.


     On December 15, 2000, GEORGIA filed a certification request for a 7-year purchased power agreement for 571 megawatts starting in 2003 and 610 megawatts starting in 2004 to be served from two combined cycle units at Plant Goat Rock; and 615 megawatts in 2004 to be served from a combined cycle unit at Plant Autaugaville. In addition, GEORGIA is seeking certification for upgrades from 3 megawatts to 9 megawatts at Plant Goat Rock Hydro units 1 and 2.

    GEORGIA expects the Georgia PSC to approve the 2001 Integrated Resource Plan and grant certification of the purchased power agreements in July 2001.

Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to each of GULF's and MISSISSIPPI's financial statements in Item 8 herein.

Employee Relations

The companies of the SOUTHERN system had a total of 26,021 employees on their payrolls at December 31, 2000.

 -------------------------------- --- -------------------------
                                             Employees
                                                 at
                                         December 31, 2000
                                      -------------------------

 ALABAMA                                          6,871
 GEORGIA                                          8,855
 GULF                                             1,327
 MISSISSIPPI                                      1,319
 SAVANNAH                                           554
 SCS                                              3,431
 Southern Nuclear                                 3,009
 Other                                              655

 -------------------------------- --- -------------------------
 Total                                           26,021
 ================================ === =========================

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

Item 2.  PROPERTIES

Electric Properties - The Integrated Southeast Utilities


The integrated Southeast utilities and SEGCO, at December 31, 2000, operated 34 hydroelectric generating stations, 33 fossil fuel generating stations, three nuclear generating stations and four combined cycle/cogeneration stations. The amounts of capacity owned by each company are shown in the table below.


 ------------------------- -------------------------------------
                                    Nameplate
 Generating Station        Location              Capacity (1)
 ------------------------- ------------------- -----------------
                                   (Kilowatts)
 Fossil Steam
 Gadsden                   Gadsden, AL             120,000
 Gorgas                    Jasper, AL            1,221,250
 Barry                     Mobile, AL            1,525,000
 Greene County             Demopolis, AL           300,000 (2)
 Gaston Unit 5             Wilsonville, AL         880,000
 Miller                    Birmingham, AL        2,532,288 (3)
                                                 ---------
 ALABAMA Total                                   6,578,538
                                                 ---------

 Arkwright                 Macon, GA                160,000
 Atkinson                  Atlanta, GA              180,000
 Bowen                     Cartersville, GA       3,160,000
 Branch                    Milledgeville, GA      1,539,700
 Hammond                   Rome, GA                 800,000
 McDonough                 Atlanta, GA              490,000
 McManus                   Brunswick, GA            115,000
 Mitchell                  Albany, GA               170,000
 Scherer                   Macon, GA                750,924 (4)
 Wansley                   Carrollton, GA           925,550 (5)
 Yates                     Newnan, GA             1,250,000
                                                  ---------
 GEORGIA Total                                    9,541,174
                                                  ---------

 Crist                     Pensacola, FL          1,045,000
 Lansing Smith             Panama City, FL          305,000
 Scholz                    Chattahoochee, FL         80,000
 Daniel                    Pascagoula, MS           500,000 (6)
 Scherer Unit 3            Macon, GA                204,500 (4)
                                                -----------
 GULF Total                                       2,134,500
                                                  ---------

 Eaton                     Hattiesburg, MS           67,500
 Sweatt                    Meridian, MS              80,000
 Watson                    Gulfport, MS           1,012,000
 Daniel                    Pascagoula, MS           500,000 (6)
 Greene County             Demopolis, AL            200,000 (2)
                                                -----------
 MISSISSIPPI Total                                1,859,500
                                                -----------


 ---------------------------------------------- ----------------


 ------------------------- -----------------------------------------
                                    Nameplate
 Generating Station     Location                       Capacity
 ---------------------- ------------------------- ------------------
                                   (Kilowatts)
 McIntosh               Effingham County, GA           163,117
 Kraft                  Port Wentworth, GA             281,136
 Riverside              Savannah, GA                   102,278
                                                   -----------
 SAVANNAH Total                                        546,531
                                                   -----------

 Gaston Units 1-4       Wilsonville, AL

 SEGCO Total                                         1,000,000 (7)
                                                   -----------
 Total Fossil Steam                                 21,660,243
                                                   -----------


 Nuclear Steam
 Farley                 Dothan, AL

 ALABAMA Total                                       1,720,000
                                                   -----------
 Hatch                  Baxley, GA                     899,612 (8)
 Vogtle                 Augusta, GA                  1,060,240 (9)
                                                   -----------
 GEORGIA Total                                      1,959,852
                                                   ----------
 Total Nuclear Steam                                 3,679,852
                                                   -----------


 Combustion Turbines
 Greene County          Demopolis, AL

 ALABAMA Total                                         720,000
                                                   -----------

 Arkwright              Macon, GA                       30,580
 Atkinson               Atlanta, GA                     78,720
 Bowen                  Cartersville, GA                39,400
 Dahlberg               Athens, GA                     640,000
 Intercession City      Intercession City, FL           47,333 (10)
 McDonough              Atlanta, GA                     78,800
 McIntosh
   Units 1,2,3,4,7,8    Effingham County, GA           480,000
 McManus                Brunswick, GA                  481,700
 Mitchell               Albany, GA                     118,200
 Robins                 Warner Robins, GA              160,000
 Wilson                 Augusta, GA                    354,100
 Wansley                Carrollton, GA                  26,322 (5)
                                                   -----------
 GEORGIA Total                                       2,535,155
                                                     ---------


 Lansing Smith

   Unit A               Panama City, FL                 39,400
 Pea Ridge
   Units 1-3            Pea Ridge, FL                   14,250
                                                        ------
 GULF Total                                             53,650
                                                        ------


 Chevron Cogenerating

   Station              Pascagoula, MS                 147,292 (11)
 Sweatt                 Meridian, MS                    39,400
 Watson                 Gulfport, MS                    39,360
                                                     ---------
 MISSISSIPPI Total                                     226,052
                                                     ---------




 ------------------------------------------------- -----------------
                                      I-17

 --------------------------- -------------------- -----------------
                                    Nameplate
 Generating Station          Location                 Capacity
 --------------------------- -------------------- -----------------
                                   (Kilowatts)

 Boulevard                   Savannah, GA             59,100
 Kraft                       Port Wentworth,
                               GA                     22,000
 McIntosh
 Units 5&6                   Effingham
                               County, GA             160,000
                                                      -------
 SAVANNAH Total                                       241,100
                                                      -------
                             241,100

 Gaston (SEGCO)              Wilsonville, AL           19,680 (7)
                                                  -----------
 Total Combustion Turbines                          3,795,637
                                                   ----------


 Cogeneration
 Washington County           Washington
                               County, AL             123,428
 GE Plastics Project         Burkeville, AL           104,800
 Theodore                    Theodore, AL             236,418
                                                  -----------
 ALABAMA Total                                        464,646
                                                  -----------

 Combined Cycle
 Barry                       Mobile, AL
 ALABAMA Total                                        535,212
                                                      -------

 Hydroelectric Facilities

 Weiss                       Leesburg, AL              87,750
 Henry                       Ohatchee, AL              72,900
 Logan Martin                Vincent, AL              128,250
 Lay                         Clanton, AL              177,000
 Mitchell                    Verbena, AL              170,000
 Jordan                      Wetumpka, AL             100,000
 Bouldin                     Wetumpka, AL             225,000
 Harris                      Wedowee, AL              135,000
 Martin                      Dadeville, AL            154,200
 Yates                       Tallassee, AL             32,000
 Thurlow                     Tallassee, AL             60,000
 Lewis Smith                 Jasper, AL               157,500
 Bankhead                    Holt, AL                  54,000
 Holt                        Holt, AL                  40,000
                                                  -----------
 ALABAMA Total                                      1,593,600
                                                   ----------


 --------------------------- -------------------- -----------------



 --------------------------- -------------------- -----------------
                                    Nameplate
 Generating Station          Location                 Capacity
 --------------------------- -------------------- -----------------


 Barnett Shoals

   (Leased)                  Athens, GA                 2,800
 Bartletts Ferry             Columbus, GA             173,000
 Goat Rock                   Columbus, GA              26,000
 Lloyd Shoals                Jackson, GA               14,400
 Morgan Falls                Atlanta, GA               16,800
 North Highlands             Columbus, GA              29,600
 Oliver Dam                  Columbus, GA              60,000
 Rocky Mountain              Rome, GA                 215,256 (12)
 Sinclair Dam                Milledgeville, GA         45,000
 Tallulah Falls              Clayton, GA               72,000
 Terrora                     Clayton, GA               16,000
 Tugalo                      Clayton, GA               45,000
 Wallace Dam                 Eatonton, GA             321,300
 Yonah                       Toccoa, GA                22,500
 6 Other Plants                                        18,080
                                                  -----------
 GEORGIA Total                                      1,077,736
                                                   ----------
 Total Hydroelectric Facilities                     2,671,336
                                                  -----------

 Total Generating Capacity                         32,806,926
                                                  ===========


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

     MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Entergy Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 2000, the unamortized portion of this cost was $34.8 million.

     The all-time maximum demand on the integrated Southeast utilities and SEGCO was 31,359,000 kilowatts and occurred in August 2000. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. The reserve margin for the integrated Southeast utilities and SEGCO at that time was 8.1%. For additional information on peak demands, reference is made to Item 6 - SELECTED FINANCIAL DATA herein.

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

Item 3.  LEGAL PROCEEDINGS

(1)     United States of America v. ALABAMA
       (United States District Court for the Northern District of Alabama)

       Reference is made to Note 3 to ALABAMA's financial statements in Item 8 herein under the caption "Environmental Litigation."


 (2)   United States of America v. GEORGIA and SAVANNAH
       (United States District Court for the Northern District of Georgia)

       On March 27, 2001, the U.S. District Court granted the EPA's motion to amend its complaint to add the alleged violations at SAVANNAH's Plant Kraft and to add SAVANNAH as a defendant and denied the EPA's motion to add GULF and MISSISSIPPI as defendants due to lack of jurisdiction.

       Reference is made to Note 3 to GEORGIA's financial statements in Item 8 herein under the caption "Environmental Litigation."


(3) Cooper et al. v. GEORGIA, SOUTHERN, SCS and Energy Solutions (Superior Court of Fulton County, Georgia)

       Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein under the caption "Race Discrimination Litigation."


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


(5) In re: Mobile Energy Services Company, LLC; In re: Mobile Energy Services Holdings, Inc.
       (U.S. Bankruptcy Court for the Southern District of Alabama).


       Reference is made to Note 3 to SOUTHERN's  financial statements in Item 8
       herein  under  the  caption   "Mobile  Energy   Services'   Petition  for
       Bankruptcy."

(6)     Gordon v. SOUTHERN et al.
       (United States District Court for the Southern District of California)

       Reference is made to Note 3 to SOUTHERN"s financial statements in Item 8 herein under the caption "California Electricity Markets Litigation."


(7)     Pier 23 Restaurant v. SOUTHERN et al.
       (United States District Court for the Northern District of California)

       Reference is made to Note 3 to SOUTHERN"s financial statements in Item 8 herein under the caption "California Electricity Markets Litigation."


     See Item 1 - BUSINESS - "Construction Programs," "Fuel Supply," "Regulation
- Federal Power Act" and "Rate Matters" as well as Note 3 to each registrant's financial statements in Item 8 herein for a description of certain other administrative and legal proceedings discussed therein.


     Additionally,  each of the integrated  Southeast  utilities,  SCS, Southern
Nuclear, Energy Solutions and Southern LINC are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           ALABAMA

           ALABAMA held a special meeting of shareholders on December 14, 2000, for the purpose of amending its charter to provide to the holders of Preferred Stock the right to vote at all elections of directors of ALABAMA. The amendment was passed and the vote tabulation was as follows:
                                                   Shares
                                     For           Against           Abstain

           Common Stock           5,608,955               0                 0
           Preferred Stock        1,505,832         462,101           127,473
                                  ---------         -------           -------
                Total             7,114,787         462,101           127,473
                                  =========         =======           =======

           GEORGIA

           By unanimous written consent effective December 14, 2000, GEORGIA's common shareholder authorized amending GEORGIA's charter to provide to the holders of Preferred Stock the right to vote at all elections of directors of GEORGIA. The vote tabulation was as follows:
                                                     Shares
                                       For           Against           Abstain

           Common Stock               7,761,500             0                 0

           GULF

           GULF held a special meeting of shareholders on December 14, 2000, for the purpose of amending its charter to provide to the holders of Preferred Stock the right to vote at all elections of directors of GULF. The amendment was passed and the vote tabulation was as follows:
                                                      Shares
                                      For             Against           Abstain

           Common Stock                992,717             0                 0
           Preferred Stock              26,842         1,321                21
                                   -----------         -----                --
                Total                1,019,559         1,321                21
                                   ===========         =====                ==

           MISSISSIPPI

           MISSISSIPPI held a special meeting of shareholders on December 14, 2000, for the purpose of amending its charter to provide to the holders of Preferred Stock the right to vote at all elections of directors of MISSISSIPPI. The amendment was passed and the vote tabulation was as follows:
                                                 Shares
                                   For           Against           Abstain

           Common Stock           1,121,000             0                 0
           Preferred Stock          196,119        10,363            11,762
                                -----------        ------            ------
                Total             1,317,119        10,363            11,762
                                ===========        ======            ======

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.


A. W. Dahlberg
Chairman and Director
Age 60
Elected Director in 1985 and Chairman effective March 1995 through March 2001, and Chief Executive Officer effective March 1995 to March 2001. Also served as President from January 1994 to June 1999.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 56
Elected Director in 1988 and Chief Executive Officer effective March 1, 2001. Previously served as President and Chief Operating Officer of SOUTHERN from June 1999 to March 2001; and as President and Chief Executive Officer of GEORGIA from January 1994 to June 1999.

Elmer B. Harris
Executive Vice President and Director
Age 61
Elected Director in 1989 and Executive Vice President in 1991. He also has served as President and Chief Executive Officer of ALABAMA since 1989.

David M. Ratcliffe
Executive Vice President
Age 52
Elected in 1999. He also has served as President and Chief Executive Officer of GEORGIA since June 1999. Previously served as Executive Vice President, Treasurer and Chief Financial Officer of GEORGIA from March 1998 to June 1999; and as Senior Vice President of SOUTHERN from March 1995 to March 1998.

Stephen A. Wakefield
Senior Vice President and General Counsel
Age 60
Elected in 1997. Previously, he was a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP from July 1991 through August 1997.

Gale E. Klappa
Financial Vice President, Chief Financial Officer and Treasurer
Age 50
Elected effective March 1, 2001.  Previously served as
Chief Strategic Officer of SOUTHERN from October 1999 to March 2001; President of Mirant's North America Group and Senior Vice President of Mirant from December 1998 to October 1999; and as President and Chief Executive Officer of Western Power Distribution, a subsidiary of Mirant located in Bristol, England, from September 1995 to December 1998.

Charles D. McCrary
Vice President
Age 49
Elected in 1998; serves as Chief Production Officer for the SOUTHERN system. He also has served as Executive Vice President of GEORGIA since May 1998. Previously, he served as Executive Vice President of ALABAMA from 1994 through April 1998.

W. G. Hairston, III
Age 56
President and Chief Executive Officer of Southern Nuclear since 1993.

     The officers of SOUTHERN were elected for a term running from the last annual meeting of the directors (May 24, 2000) for one year until the next annual meeting or until their successors are elected and have qualified, except for Mr. Franklin and Mr. Klappa, whose elections were effective on the date indicated.

EXECUTIVE OFFICERS OF ALABAMA

(Identification of executive officers of ALABAMA is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.

Elmer B. Harris
President, Chief Executive Officer and Director
Age 61
Elected in 1989. Served as President and Chief Executive Officer since 1989. Elected Executive Vice President of SOUTHERN in 1991. Served as a Director of SOUTHERN since 1989.

Michael D. Garrett
Executive Vice President
Age 51
Elected in 1998. Served as Executive Vice President of Customer Service since January 2000. Previously served as Executive Vice President of External Affairs from March 1998 to January 2000; and Senior Vice President of External Affairs from February 1994 to March 1998.

William B. Hutchins, III
Executive Vice President, Chief Financial Officer and Treasurer
Age 57
Elected in 1991. Served as Treasurer since 1998 in addition to Executive Vice President and Chief Financial Officer since 1991.

C. Alan Martin
Executive Vice President
Age 52
Elected in 1999. Served as Executive Vice President of External Affairs since January 2000. Previously served as Executive Vice President and Chief Marketing Officer for SOUTHERN from 1998 to 1999; and Vice President of Human Resources for SOUTHERN from May 1995 to March 1998.


Jerry L. Stewart
Senior Vice President
Age 51
Elected in 1999. Served as Senior Vice President of Fossil and Hydro Generation since 1999. Previously served as Vice President of SCS from 1992 to 1999.

     The officers of ALABAMA were elected for a term running from the last annual meeting of the directors (April 28, 2000) for one year until the next annual meeting or until their successors are elected and have qualified.

EXECUTIVE OFFICERS OF GEORGIA

(Identification of executive officers of GEORGIA is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.

David M. Ratcliffe
President, Chief Executive Officer and Director
Age 52
Elected as an Executive Officer in 1998 and as Director in 1999. Served as President and Chief Executive Officer since June 1999. Previously served as Executive Vice President, Treasurer and Chief Financial Officer of GEORGIA from 1998 to 1999; and as Senior Vice President of SOUTHERN from March 1995 to March 1998.

William C. Archer, III
Executive Vice President
Age 52
Elected in 1995. Served as Executive Vice President of External Affairs since 1995. Previously served as Senior Vice President of External Affairs from April 1995 to September 1995.

Thomas A. Fanning
Executive Vice President, Treasurer and
Chief Financial Officer
Age 43
Elected in 1999. Previously served as Senior Vice President of SOUTHERN from June 1998 to June 1999; and Senior Vice President and Chief Information Officer for SOUTHERN from March 1995 to 1998.

Gene R. Hodges
Executive Vice President
Age 62
Elected in 1986. Served as Executive Vice President of Customer Operations, Power Delivery and Safety since 1992.


James K. Davis
Senior Vice President
Age 60
Elected in 1993. Served as Senior Vice President of Corporate Relations since 1993, with Employee Relations being added to his responsibilities in 2000.

Robert H. Haubein
Senior Vice President
Age 60
Elected in 1992.  Served as Senior Vice  President of  Fossil/Hydro  Power since
1994.

Leonard J. Haynes
Senior Vice President
Age 50
Elected in 1998. Served as Senior Vice President of Marketing since 1998. Previously served as Vice President of Retail Sales and Services from October 1995 to November 1998.

Fred D. Williams
Senior Vice President
Age 56
Elected in 1992. Served as Senior Vice President of Resource Policy and Planning since 1998. Previously served as Senior Vice President of Wholesale Power Marketing from 1995 to 1998.

    The officers of GEORGIA were elected for a term running from the last annual meeting of the directors (May 17, 2000) for one year until the next annual meeting or until their successors are elected and have qualified.

EXECUTIVE OFFICERS OF GULF

(Identification of executive officers of GULF is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 62
Elected in 1994.  Served as President and Chief Executive Officer since 1994.

Francis M. Fisher, Jr.
Vice President
Age 52
Elected in 1989. Served as Vice President of Power Delivery and Customer Operations since 1996. Previously served as Vice President of Employee and External Relations from 1989 to 1996.

John E. Hodges, Jr.
Vice President
Age 57
Elected in 1989. Served as Vice President of Marketing and Employee/External Affairs since 1996. Previously served as Vice President of Customer Operations from 1989 to 1996.

Ronnie R. Labrato
Comptroller and Chief Financial Officer
Age 47
Elected as an Executive Officer in July 2000. Previously served as Controller from 1992 to 2000.

Robert G. Moore
Vice President
Age 51
Elected in 1997. Served as Vice President of Power Generation and Transmission of GULF and Vice President of Fossil Generation of SCS since 1997. Previously served as Plant Manager of Plant Bowen at GEORGIA from March 1993 to August 1997.

Warren E. Tate
Secretary/Treasurer and
Regional Chief Information Officer
Age 58
Elected as an Executive Officer in July 2000. Served as Secretary/Treasurer and Regional Chief Information Officer since 1996.

    The officers of GULF were elected for a term running from the last annual meeting of the directors (July 28, 2000) for one year until the next annual meeting or until their successors are elected and have qualified.

EXECUTIVE OFFICERS OF MISSISSIPPI

(Identification of executive officers of MISSISSIPPI is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2000.

Dwight H. Evans
President, Chief Executive Officer and Director
Age 52
Elected in 1995. Previously served as Executive Vice President of External Affairs of GEORGIA from 1989 to 1995.

H. E. Blakeslee
Vice President
Age 60
Elected in 1984. Served as Vice President of Customer Services and Retail Marketing since 1984.

Don E. Mason
Vice President
Age 59
Elected in 1983. Served as Vice President of External Affairs and Corporate Services since 1983.

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 48
Elected in 1995. Served as Vice President, Secretary, Treasurer and Chief Financial Officer since 1995.


Gene L. Ussery, Jr.
Vice President
Age 51
Elected in 2000. Served as Vice President of Power Generation and Delivery since September 2000. Previously served as Northern Cluster Manager at GEORGIA for Plants Hammond, Bowen and McDonough-Atkinson from July 2000 to September 2000. He served as Manager of Plant Bowen at GEORGIA from 1997 to 2000; and Manager of Plant McDonough at GEORGIA from 1996 to 1997.

     The officers of MISSISSIPPI were elected for a term running from the last annual meeting of the directors (April 26, 2000) for one year until the next annual meeting or until their successors are elected and have qualified, except for Mr. Ussery, whose election was effective on September 21, 2000.

                                     PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape during each quarter for the past two years were as follows:

           ------------------------ ----------- --- --------------
                                       High              Low
                                    -----------     --------------
           2000

           First Quarter           $25-7/8            $20-3/8
           Second Quarter           27-7/8             21-11/16
           Third Quarter            35                 23-13/32
           Fourth Quarter           33-22/25           27-1/2

           1999

           First Quarter           $29-5/8            $23-1/4
           Second Quarter           29-3/16            22-3/4
           Third Quarter            28                 25
           Fourth Quarter           27-1/8             22-1/16

           -------------------- --------------- --- --------------


           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 2001, the closing price of SOUTHERN's common stock was $30.95.

      (b)  Number of SOUTHERN's common stockholders at December 31, 2000:
                                      160,116

           Each of the other registrants have one common stockholder, SOUTHERN.


      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock declared by SOUTHERN and the integrated Southeast utilities to their stockholder(s) for the past two years were as follows: (in thousands)

           ------------------- --------- ------------- ----------
           Registrant          Quarter       2000          1999
           ------------------- --------- ------------- ----------

           SOUTHERN            First       $220,557     $233,879
                               Second       217,289      233,445
                               Third        217,289      228,690
                               Fourth       218,098      225,470

           ALABAMA             First        103,600       98,000
                               Second       105,200       98,400
                               Third        104,400       99,700
                               Fourth       103,900      103,500

           GEORGIA             First        136,500      133,100
                               Second       138,600      133,700
                               Third        137,600      135,500
                               Fourth       136,900      140,700

           GULF                First         14,600       15,000
                               Second        14,900       15,100
                               Third         14,800       15,300
                               Fourth        14,700       15,900

           MISSISSIPPI         First         13,600       13,800
                               Second        13,800       13,800
                               Third         13,700       14,000
                               Fourth        13,600       14,500

           SAVANNAH            First          6,100        6,200
                               Second         6,200        6,200
                               Third          6,000        6,300
                               Fourth         6,000        6,500
           ------------------- --------- ------------- ----------

    The dividend paid per share by SOUTHERN was 33.5(cent) for each quarter of 1999 and 2000. The dividend paid on SOUTHERN's common stock for the first quarter of 2001 was 33.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their first mortgage bond indenture. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 2000 were as follows:

 -------------------- ------------------ --- --------------
                          Retained            Restricted
                          Earnings              Amount
                      ------------------     --------------
                                  (in millions)

 ALABAMA                  $1,228                $   796
 GEORGIA                   1,788                    891
 GULF                        156                    127
 MISSISSIPPI                 173                    118
 SAVANNAH                    110                     68
 Consolidated              4,672                  2,000

 -------------------- ------------------ --- --------------

Item 6.    SELECTED FINANCIAL DATA

SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-41 and II-42.

ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-74 and II-75.

GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-109 and II-110.

GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-138 and II-139.

MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-167 and II-168.

SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-194 and II-195.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-17.

ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-46 through II-54.

GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-79 through II-87.

GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-114 through II-122.

MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-143 through II-150.

SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-172 through II-178.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to information in SOUTHERN's "Management's Discussion and Analysis - Market Price Risk" and to Note 1 to SOUTHERN's financial statements under the heading "Financial Instruments for Non-Trading Activities" contained herein on pages II-13 through II-14 and II-28, respectively.


Reference is also made to "Management's Discussion and Analysis - Exposure to Market Risks" in Item 7 of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH contained herein at pages II-51, II-83. II-118, II-146, and II-175, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 2000 FINANCIAL STATEMENTS

                                                                                                             Page
The Southern Company and Subsidiary Companies:
Report of Independent Public Accountants................................................................     II-7
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998..................     II-18
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998..............     II-19
Consolidated Balance Sheets at December 31, 2000 and 1999...............................................     II-20
Consolidated Statements of Capitalization at December 31, 2000 and 1999.................................     II-22
Consolidated Statements of Common Stockholders' Equity for the Years Ended
 .....   December 31, 2000, 1999 and 1998................................................................     II-24
Consolidated Statements of Comprehensive Income for the Years Ended
 .....   December 31, 2000, 1999 and 1998................................................................     II-24
Notes to Financial Statements...........................................................................     II-25

ALABAMA:
Report of Independent Public Accountants  ..............................................................     II-45
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998...............................     II-55
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........................     II-56
Balance Sheets at December 31, 2000 and 1999 ...........................................................     II-57
Statements of Capitalization at December 31, 2000 and 1999 .............................................     II-59
Statements of Common Stockholder's Equity for the Years Ended
 .....    December 31, 2000, 1999 and 1998...............................................................     II-61
Notes to Financial Statements...........................................................................     II-62

GEORGIA:
Report of Independent Public Accountants................................................................     II-78
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998...............................     II-88
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........................     II-89
Balance Sheets at December 31, 2000 and 1999 ...........................................................     II-90
Statements of Capitalization at December 31, 2000 and 1999 .............................................     II-92
Statements of Common Stockholder's Equity for the Years Ended
 .....    December 31, 2000, 1999 and 1998...............................................................     II-94
Notes to Financial Statements...........................................................................     II-95

GULF:
Report of Independent Public Accountants................................................................     II-113
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998...............................     II-123
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........................     II-124
Balance Sheets at December 31, 2000 and 1999 ...........................................................     II-125
Statements of Capitalization at December 31, 2000 and 1999 .............................................     II-127
Statements of Common Stockholder's Equity for the Years Ended
 .....    December 31, 2000, 1999 and 1998...............................................................     II-128
Notes to Financial Statements...........................................................................     II-129



                                                                                                             Page
MISSISSIPPI:
Report of Independent Public Accountants................................................................     II-142
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998...............................     II-151
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........................     II-152
Balance Sheets at December 31, 2000 and 1999 ...........................................................     II-153
Statements of Capitalization at December 31, 2000 and 1999 .............................................     II-155
Statements of Common Stockholder's Equity for the Years Ended
 .....    December 31, 2000, 1999 and 1998...............................................................     II-157
Notes to Financial Statements...........................................................................     II-158

SAVANNAH:
Report of Independent Public Accountants................................................................     II-171
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998...............................     II-179
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...........................     II-180
Balance Sheets at December 31, 2000 and 1999 ...........................................................     II-181
Statements of Capitalization at December 31, 2000 and 1999 .............................................     II-183
Statements of Common Stockholder's Equity for the Years Ended
 .....    December 31, 2000, 1999 and 1998...............................................................     II-184
Notes to Financial Statements...........................................................................     II-185

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Southern Company and Subsidiary Companies 2000 Annual Report


The management of Southern Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of five independent directors provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Southern Company and its subsidiary companies in conformity with accounting principles generally accepted in the United States.






/s/H. Allen Franklin
H. Allen Franklin
President and Chief Executive Officer



/s/Gale E. Klappa
Gale E. Klappa
Financial Vice President, Chief Financial Officer,
and Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements (pages II-18 through II-40)referred to above present fairly, in all material respects, the financial position of Southern Company and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





/s/Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Southern Company and Subsidiary Companies 2000 Annual Report


RESULTS OF OPERATIONS
---------------------

OVERVIEW OF CONSOLIDATED EARNINGS

Southern Company's solid financial performance resulted in record earnings for 2000. Higher earnings were driven by both strong growth of selling electricity in the Southeast and by the global subsidiary's competitive energy supply business outside the Southeast. Reported earnings in both 2000 and 1999 reflected significant items not related to the normal day-to-day business activities. After adjusting for these items, earnings per share for 2000 was $2.13 compared with $1.90 in 1999. Earnings as reported and the details of earnings as adjusted are shown in the following table.

   In April 2000, Southern Company announced an initial public offering of up to
19.9 percent of Mirant Corporation -- formerly Southern Energy, Inc. -- and its intentions to spin off the remaining ownership of Mirant to Southern Company stockholders within 12 months of the initial stock offering. On October 2, 2000, Mirant completed an initial public offering of 66.7 million shares of common stock.

   On February 19, 2001, Southern Company's board of directors approved the spin off of the remaining ownership of 272 million Mirant shares to be completed in a tax free distribution on April 2, 2001. As a result of the spin off, Southern Company financial statements and related information reflect Mirant as discontinued operations.

   A reconciliation of reported consolidated earnings, including discontinued operations, to earnings as adjusted -- which exclude non-day to day business items -- and the related explanations are as follows:

                             Consolidated         Earnings
                              Net Income          Per Share
                            ----------------   --------------
                             2000     1999       2000     1999
                             ---------------   ---------------
                               (in millions)
Earnings from --
  Continuing
    operations             $  994   $  915      $1.52     $1.33
  Discontinued
    operations                319      361        .49       .53
---------------------------------------------------------------
Earnings as reported        1,313    1,276       2.01      1.86
---------------------------------------------------------------
Mirant transition costs        80        -        .12         -
Mobile Energy
    write down                 10       69        .01       .10
Gain on asset sale              -      (78)         -      (.11)
Work force reductions           -       50          -       .07
Other                          (8)     (14)      (.01)     (.02)
---------------------------------------------------------------
Total adjustments              82       27        .12       .04
---------------------------------------------------------------
Earnings as adjusted       $1,395   $1,303      $2.13     $1.90
===============================================================

   Mirant's transition costs shown in the table include charges related to becoming a public company and changes in their tax strategy in Asia.

   In 2000 and 1999, Southern Company recorded asset impairment charges related to Mobile Energy Services -- see Note 3 to the financial statements. In 1999, Mirant sold a portion of its business in the United Kingdom. Work force reduction programs began in late 1999 for a German utility in which Mirant has an ownership interest.

SOUTHERN COMPANY BUSINESS ACTIVITIES

Discussion of the results of operations is focused on the traditional business of the integrated Southeast utilities. The remaining portion of Southern Company's other business activities include telecommunications, energy products and services, leveraged leasing activities, as well as the parent holding company. The impact of these other business activities on the consolidated results of operations is not significant. For more information, see Note 12.

Integrated Southeast Utilities

The five integrated Southeast utilities provide electric service in four states. These utilities are Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric. A condensed income statement for these companies is as follows:

                                           Increase (Decrease)
                              Amount         From Prior Year
                              ------       --------------------
                                2000           2000       1999
 --------------------------------------------------------------
                                      (in millions)
Operating revenues            $9,860           $735      $(238)
---------------------------------------------------------------
Fuel                           2,564            236          7
Purchased power                  677            268         13
Other operation
  and maintenance              2,472             41          4
Depreciation
  and amortization             1,135             89       (277)
Taxes other than
  income taxes                   532             11         13
---------------------------------------------------------------
Total operating expenses       7,380            645       (240)
---------------------------------------------------------------
Operating income               2,480             90          2
Other income, net                (18)           (11)       (84)
---------------------------------------------------------------
Earnings before
  interest and taxes           2,462             79        (82)
Interest expenses
  and other                      650             15        (44)
Income taxes                     703             28        (28)
---------------------------------------------------------------
Net income                    $1,109          $  36     $  (10)
===============================================================

Southern Company and Subsidiary Companies 2000 Annual Report


Revenues

Operating revenues for the integrated Southeast utilities in 2000 and the amount of change from the prior year are as follows:

                                           Increase (Decrease)
                              Amount         From Prior Year
                              -------      --------------------
                                2000           2000       1999
---------------------------------------------------------------
                                      (in millions)
Retail --
  Base revenues               $6,014           $174      $(262)
  Fuel cost recovery
    and other                  2,599            353         76
---------------------------------------------------------------
Total retail                   8,613            527       (186)
---------------------------------------------------------------
Sales for resale --
  Within service area            377             27        (24)
  Outside service area           600            127        (49)
----------------------------------------------------------------
Total sales for resale           977            154        (73)
Other operating
  revenues                       270             54         21
---------------------------------------------------------------
Operating revenues            $9,860           $735      $(238)
===============================================================
Percent change                                  8.1%      (2.5)%
---------------------------------------------------------------

   Base revenues increased $174 million in 2000 as a result of continued customer growth in the traditional service area and the positive impact of weather on energy sales. However, total base revenues of $5.8 billion in 1999 declined as a result of a Georgia Power rate reduction and recorded revenue sharing in 1999. For additional information, see Note 3 to the financial statements under "Georgia Power 1998 Retail Rate Order." Customer growth in the Southeast somewhat offset the rate decrease.

   Electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses -- including the fuel component of purchased energy -- and do not affect net income. However, cash flow is affected by the economic loss from untimely recovery of these receivables. Each company has filed or will be filing for approval of new fuel rates to be more reflective of escalating fuel costs.

   Revenues from sales for resale within the service area were up as a result of additional demand during the hot summer of 2000. Sales for resale revenues within the service area were $350 million in 1999, down 6.5 percent from the prior year. This sharp decline resulted primarily from supplying less electricity under contractual agreements with certain wholesale customers in 1999.

   Energy sales for resale outside the service area are principally unit power sales under long-term contracts to Florida utilities. Economy energy and energy under short-term contracts are also sold for resale outside the service area. Revenues from long-term unit power contracts have both a capacity and energy component. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components of the unit power contracts were as follows:

                                    2000       1999       1998
---------------------------------------------------------------
                                          (in millions)
Capacity                            $177       $174       $196
Energy                               178        157        152
---------------------------------------------------------------
Total                               $355       $331       $348
===============================================================

   Capacity revenues in 2000 and 1999 varied slightly compared with the prior year as a result of adjustments and true-ups related to contractual pricing. No significant declines in the amount of capacity are scheduled until the termination of the contracts in 2010.

Energy Sales

The changes in revenues for the traditional business in the Southeast are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 2000 and the percent change by year were as follows:

                         Amount            Percent Change
   (billions of          ------     ---------------------------
   kilowatt-hours)        2000      2000        1999      1998
---------------------------------------------------------------
Residential               46.2       6.5%       (0.2)%    10.9%
Commercial                46.2       6.6         4.0       7.2
Industrial                56.7       1.0         1.6       2.1
Other                      1.0       2.7         1.6       3.1
                         -----
Total retail             150.1       4.3         1.7       6.2
Sales for resale --
  Within service area      9.6       1.5        (4.1)     (0.4)
  Outside service area    17.2      33.0        (0.4)     (5.6)
                         -----
Total                    176.9       6.4         1.2       4.7
===============================================================

   The rate of growth in 2000 total retail energy sales was very strong. Residential energy sales reflected a substantial increase as a result of the hotter-than-normal summer weather and the number of residential customers served increased by 59,000 during the year. Commercial and industrial sales, both in

Southern Company and Subsidiary Companies 2000 Annual Report


2000 and 1999, continued to show slight gains in excess of the national averages. This reflects the strength of business and economic conditions in Southern Company's traditional service area in the southeastern United States. The rate of increase in 1999 total retail energy sales was significantly lower than in 1998. Residential energy sales experienced a decline as a result of milder weather in 1999, which strongly affected the total retail sales increase of 1.7 percent. Energy sales to retail customers are projected to increase at an average annual rate of 2.1 percent during the period 2001 through 2011.

   Sales to customers outside the service area under long-term contracts for unit power sales increased 21 percent in 2000 and increased 19 percent in 1999. These changes in sales were influenced by weather and fluctuations in prices for oil and natural gas, the primary fuel sources for utilities with which the company has long-term contracts. However, these fluctuations in energy sales under long-term contracts have minimal effects on earnings because the energy is generally sold at variable cost.

Expenses

In 2000, operating expenses of $7.4 billion increased $645 million compared with the prior year. The costs to produce electricity for the traditional business in 2000 increased by $498 million to meet higher energy demands. Non-production operation and maintenance expenses increased $47 million in 2000. In 2000, depreciation and amortization expenses increased $89 million of which $50 million resulted from the 1998 Georgia Power rate order as referred to earlier.

   In 1999, operating expenses of $6.7 billion decreased $240 million. This decline was driven by a reduction of $277 million accelerated depreciation of plant being recorded primarily as a result of the 1998 Georgia Power rate order. The costs to produce electricity for the traditional business in the Southeast for 1999 increased by $68 million to meet higher energy demands. All other operation and maintenance expenses declined by $44 million.

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

                                    2000       1999       1998
-------------------------------------------------------------------
Total generation
  (billions of kilowatt-hours)       174        165        164
Sources of generation
  (percent) --
    Coal                              78         78         77
    Nuclear                           16         17         16
    Hydro                              2          2          4
    Oil and gas                        4          3          3
Average cost of fuel per net
  kilowatt-hour generated
    (cents) --                      1.51       1.45       1.48
-------------------------------------------------------------------

   In 2000, fuel and purchased power costs increased $504 million as a result of
10.6 billion more kilowatt-hours being sold than in 1999. Demand was met with some 2.5 billion additional kilowatt-hours being purchased and using generation with higher unit fuel cost than last year.

   Total fuel and purchased power costs of $2.7 billion in 1999 increased only $20 million while total energy sales increased 2.0 billion kilowatt-hours compared with the amounts recorded in 1998. Continued efforts to control energy costs helped lower the average cost of fuel per net kilowatt-hour generated in 1999.

   Total interest charges and other financing costs in 2000 increased $15 million reflecting new generating units being constructed requiring some external financing. Total interest charges and other financing costs in 1999 decreased $44 million from amounts reported in the previous year. The decline reflected additional refinancing of debt in 1999.

Discontinued Operations

Mirant is a global energy company whose businesses include competitive electricity distribution companies, independent power projects, and energy trading and risk management companies.

Southern Company and Subsidiary Companies 2000 Annual Report


   On February 19, 2001, Southern Company's board of directors approved the spin off of Mirant, to be effective on April 2, 2001. As a result of this action, Mirant's financial and related information is shown as discontinued operations. All historical financial statements, footnotes, and related disclosures have been reclassified to conform with the current year presentation.

   Earnings from discontinued operations are shown net of income taxes and minority interest. Southern Company earnings per share as adjusted was $2.13 in 2000, of which Mirant's earnings as adjusted contributed approximately $0.60 per share. On the same basis in 1999, Southern Company earnings per share was $1.90, of which $0.47 was attributed to Mirant.

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

Future Earnings Potential

The results of continuing operations for the past three years are not necessarily indicative of future earnings potential. The level of Southern Company's future earnings depends on numerous factors. The two major factors are the ability of the regulated integrated Southeast utilities to achieve energy sales growth while containing cost in a more competitive environment; and the profitability of the new competitive market-based wholesale generating facilities being added.

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

   The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the current energy crisis in California. As a result of this crisis, many states

Southern Company and Subsidiary Companies 2000 Annual Report


have either discontinued or delayed implementation of initiatives involving retail deregulation. The inability of a company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on financial condition and results of operations.

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

   On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. After participating in regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing with the FERC. Southern Company filed on October 16, 2000, a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of Southern Company and any other participating utilities. Participants would have the option to either maintain their ownership, divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of an RTO is not expected to have a material impact on Southern Company's financial statements. The outcome of this matter cannot now be determined.

   The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators to sell power largely free of regulation under PUHCA. These entities are able to own and operate power generating facilities and sell power to affiliates -- under certain restrictions.

   Southern Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets. In January 2001, Southern Company announced the formation of a new subsidiary -- Southern Power Company. The new subsidiary will own, manage, and finance wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for Southern Company's market-based energy business. Energy from its assets will be marketed to wholesale customers under the Southern Company name. By 2005, plans call for Southern Power to have developed or acquired more than 7,500 megawatts dedicated to the competitive wholesale business. Within 10 years, the new wholesale generating company's goal is to own more than 15,000 megawatts.

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, Southern Company recorded non-cash income of approximately $130 million in 2000. Pension plan income in 2001 is expected to be less as a result of plan amendments. Future pension income is dependent on several factors including trust earnings and changes to the plan. For more information, see Note 2.

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

   The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry -- including Southern Company's -- regarding the recognition, measurement, and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the Financial Accounting Standards Board (FASB) is reviewing the accounting for liabilities related to the retirement of long-lived

Southern Company and Subsidiary Companies 2000 Annual Report


assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring Southern Company's nuclear and other facilities may be required to be recorded as liabilities in the Consolidated Balance Sheets. Also, the annual provisions for such costs could change. Because of the company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

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

New Accounting Standard

In June 2000, FASB issued Statement No. 138, an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   Southern Company utilizes financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Southern Company also enters into commodity related forward contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales.

   Substantially all of these bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

   Southern Company adopted Statement No. 133 effective January 1, 2001. The cumulative effect of adoption was a reduction of approximately $300 million in comprehensive income, which was all related to discontinued operations. The impact on net income was immaterial. The application of the new rules is still evolving and further guidance from FASB is expected, which could additionally impact Southern Company's financial statements. Also, as wholesale energy markets mature, the accounting for future transactions could be significantly impacted by Statement No. 133, resulting in more volatility in net income and comprehensive income.

FINANCIAL CONDITION
------------------

Overview

Southern Company's financial condition continues to remain strong. In 2000, the integrated Southeast utilities' earnings were at the high end of their respective allowed range of return on equity. Also, earnings from discontinued operations made a solid contribution. These factors drove the reported consolidated net income to a record $1.31 billion in 2000. The quarterly dividend declared in January 2001 was 33 1/2 cents per share, or $1.34 annually. Southern Company is committed to a goal of maintaining its current annual dividend of $1.34 per share and to grow the dividend over time consistent with earnings expectations. After the Mirant spin off, Southern Company's target will be to grow earnings per share at an average annual rate of 3 to 5 percent.

   Gross property additions to utility plant from continuing operations were $2.2 billion in 2000. The majority of funds needed for gross property additions since 1997 has been provided from operating activities. The Consolidated Statements of Cash Flows provide additional details.

Market Price Risk

Southern Company is exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the

Southern Company and Subsidiary Companies 2000 Annual Report


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

   The company's market risk exposures relative to interest rate changes have not changed materially versus the previous reporting period. In addition, the company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term.

   If the company sustained a 100 basis point change in interest rates for all variable rate debt, the change would affect annualized interest expense by approximately $23 million at December 31, 2000. Based on the company's overall interest rate exposure at December 31, 2000, including derivative and other interest rate sensitive instruments, a near-term 100 basis point change in interest rates would not materially affect the consolidated financial statements.

   Due to cost-based rate regulations, the integrated Southeast utilities have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the companies enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2000, exposure from these activities was not material to the consolidated financial statements.

   For additional information, see Note 1 to the financial statements under "Financial Instruments for Non-Trading Activities."

Capital Structure

During 2000, the integrated Southeast utilities sold, through public authorities, $79 million of pollution control revenue bonds. In addition, senior notes of $650 million were issued in 2000. The companies continued to reduce financing costs by retiring higher-cost securities. Retirements of bonds and senior notes, including maturities, totaled $298 million during 2000, $1.2 billion during 1999, and $1.7 billion during 1998. Retirements of preferred stock totaled $86 million during 1999 and $239 million during 1998.

   In December 2000, Southern Company issued 28 million treasury shares of common stock through a public offering. The offering raised $800 million and was priced at $28.50 per share. The proceeds were used to reduce debt.

   In April 1999, Southern Company announced the repurchase of up to 50 million shares of its common stock over a two-year period through open market or privately negotiated transactions. Under this program, 50 million shares were repurchased by February 2000 at an average price of $25.53. Funding for the program was provided from Southern Company's commercial paper program. At the close of 2000, the company's common stock market value was 33 1/4 per share, compared with book value of $15.69 per share. The market-to-book value ratio was 212 percent at the end of 2000, compared with 170 percent at year-end 1999, and 207 percent at year-end 1998.

Capital Requirements for Construction

The construction program of Southern Company is budgeted at $2.9 billion for 2001, $2.6 billion for 2002, and $1.7 billion for 2003. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

   Southern Company has approximately 6,300 megawatts of new generating capacity scheduled to be placed in service by 2003. Approximately 4,100 megawatts of additional new capacity will be dedicated to the wholesale market and owned by Southern Power. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing for the traditional business in the Southeast.

Southern Company and Subsidiary Companies 2000 Annual Report


Other Capital Requirements

In addition to the funds needed for the construction program, approximately $1.4 billion will be required by the end of 2003 for present improvement fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. Southern Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

   In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995 and some 50 generating units were brought into compliance with Phase I requirements.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $300 million.

   Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased total construction expenditures through 2000 by approximately $100 million.

   The one-hour ozone non-attainment standards for the Atlanta and Birmingham areas have been set and must be implemented in May 2003. Seven generating plants will be affected in the Atlanta area and two plants in the Birmingham area. Additional construction expenditures for compliance with these new rules are currently estimated at approximately $935 million.

   A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

Southern Company and Subsidiary Companies 2000 Annual Report


     In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

   In September 1998, the EPA issued the final regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004. The final rule affects 21 states, including Alabama and Georgia. Additional construction expenditures for compliance with these new rules are currently estimated at approximately $195 million.

   In December 2000, the EPA completed its utility studies for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the BART rules is probable in the near future.

   Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

   Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for Southern Company amounted to $4 million in 2000, $4 million in 1999, and $6 million in 1998. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Brunswick, Georgia.

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

Southern Company and Subsidiary Companies 2000 Annual Report


applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

The amount and timing of additional equity capital to be raised in 2001 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

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

   Southern Power will use both external funds and equity capital from Southern Company to finance its construction program.

   To meet short-term cash needs and contingencies, Southern Company had at the beginning of 2001 approximately $199 million of cash and cash equivalents and $5.1 billion of unused credit arrangements with banks.

Cautionary Statement Regarding
Forward-Looking Information

Southern Company's 2000 Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company's new wholesale business and also Southern Company's earnings per share and earnings growth goals. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Southern Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against Georgia Power and potentially other of Southern Company's subsidiaries and the race discrimination litigation against certain of Southern Company's subsidiaries; the extent and timing of the entry of additional competition in the markets of Southern Company's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by Southern Company; state and federal rate regulation in the United States and in foreign countries in which Southern Company's subsidiaries operate; political, legal and economic conditions and developments in the United States and in foreign countries in which Southern Company's subsidiaries operate; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; the timing and acceptance of Southern Company's new product and service offerings; the ability of Southern Company to obtain additional generating capacity at competitive prices; developments in the California power markets, including, but not limited to, governmental intervention, deterioration in the financial condition of counterparties, default on receivables due, adverse results in current or future litigation and adverse changes in the tariffs of the California Power Exchange Corporation or the California Independent System Operator Corporation; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by Southern Company with the SEC.


CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Southern Company and Subsidiary Companies 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                               2000                 1999              1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
Operating Revenues:
Retail sales                                                               $  8,613               $8,086            $8,272
Sales for resale                                                                977                  823               896
Other revenues                                                                  476                  408               331
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     10,066                9,317             9,499
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel                                                                          2,564                2,328             2,321
Purchased power                                                                 677                  409               396
Other operations                                                              1,862                1,839             1,852
Maintenance                                                                     852                  829               800
Depreciation and amortization                                                 1,171                1,139             1,340
Taxes other than income taxes                                                   536                  523               511
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                      7,662                7,067             7,220
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                              2,404                2,250             2,279
Other Income:
Interest income                                                                  51                   70               154
Other, net                                                                      (26)                 (55)              (53)
----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
  Before Interest and Income Taxes                                            2,429                2,265             2,380
----------------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                           659                  556               558
Distributions on capital and preferred securities of subsidiaries               169                  175               141
Preferred dividends of subsidiaries                                              19                   20                25
----------------------------------------------------------------------------------------------------------------------------
Total interest and other                                                        847                  751               724
----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                       1,582                1,514             1,656
Income taxes                                                                    588                  599               670
----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                                             994                  915               986
Earnings from discontinued operations,
  net of income taxes of $86, $127,
  and $(121) for 2000, 1999, and 1998, respectively                             319                  361                (9)
----------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                    $  1,313               $1,276           $   977
============================================================================================================================
Common Stock Data:6
Basic and diluted earnings per share of common stock -
  Earnings per share from continuing operations                               $1.52                $1.33            $ 1.41
  Earnings per share from discontinued operations (Note 11)                    0.49                 0.53             (0.01)
----------------------------------------------------------------------------------------------------------------------------
Consolidated Basic and Diluted Earnings Per Share                             $2.01                $1.86             $1.40
============================================================================================================================
Average number of shares of common stock outstanding (in millions)              653                  685               697
Cash dividends paid per share of common stock                                 $1.34                $1.34            $ 1.34
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Southern Company and Subsidiary Companies 2000 Annual Report

-------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                 1999              1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Operating Activities:
Consolidated net income                                                        $ 1,313              $ 1,276          $    977
Adjustments to reconcile consolidated net income
   to net cash provided from operating activities --
      Less income from discontinued operations (Note 11)                           319                  361                (9)
      Depreciation and amortization                                              1,337                1,216             1,530
      Deferred income taxes and investment tax credits                              97                   10                21
      Gain on asset sales                                                            5                   (2)              (20)
      Other, net                                                                   455                  888               (40)
      Changes in certain current assets and liabilities --
           Receivables, net                                                       (379)                (141)              (49)
           Fossil fuel stock                                                        78                  (41)              (24)
           Materials and supplies                                                  (15)                 (37)               10
           Accounts payable                                                        180                  (65)              103
           Other                                                                    66                  244              (200)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities of continuing operations             2,818                2,987             2,317
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (2,225)              (1,881)           (1,356)
Sales of property                                                                    -                    -                83
Other                                                                              (81)                (400)             (166)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities of continuing operations                 (2,306)              (2,281)           (1,439)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                         (275)                 831              (365)
Proceeds --
   Other long-term debt                                                            743                1,469             2,496
   Capital and preferred securities                                                  -                  250               435
   Preferred stock                                                                   -                    -               200
   Common stock                                                                    910                   24               234
Redemptions --
   First mortgage bonds                                                           (211)                (890)           (1,479)
   Other long-term debt                                                           (204)                (483)             (278)
   Capital and preferred securities                                                  -                 (100)                -
   Preferred stock                                                                   -                  (86)             (239)
   Common stock repurchased                                                       (415)                (862)             (125)
Payment of common stock dividends                                                 (873)                (921)             (933)
Other                                                                              (54)                 (76)             (155)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for)
  financing activities of continuing operations                                   (379)                (844)             (209)
-------------------------------------------------------------------------------------------------------------------------------
Cash used for discontinued operations                                              (88)                 (20)             (534)
-------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                45                 (158)              135
Cash and Cash Equivalents at Beginning of Year                                     154                  312               177
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $   199              $   154          $    312
===============================================================================================================================
Supplemental Cash Flow Information
  From Continuing Operations:
Cash paid during the year for --
   Interest (net of amount capitalized)                                           $802                 $684              $680
   Income taxes                                                                   $661                 $656              $757
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31, 2000 and 1999
Southern Company and Subsidiary Companies 2000 Annual Report

-------------------------------------------------------------------------------------------------------------------------
Assets                                                                                      2000                    1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
Current Assets:
Cash and cash equivalents                                                                $   199                 $   154
Special deposits                                                                               6                      22
Receivables, less accumulated provisions for uncollectible accounts
   of $22 in 2000 and $22 in 1999                                                          1,312                   1,043
Unrecovered retail fuel clause revenue                                                       418                     244
Fossil fuel stock, at average cost                                                           195                     274
Materials and supplies, at average cost                                                      508                     493
Other                                                                                        187                     132
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       2,825                   2,362
-------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                                34,188                  32,702
Less accumulated depreciation                                                             14,350                  13,655
-------------------------------------------------------------------------------------------------------------------------
                                                                                          19,838                  19,047
Nuclear fuel, at amortized cost                                                              215                     227
Construction work in progress                                                              1,569                   1,265
-------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                      21,622                  20,539
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                                690                     658
Net assets of discontinued operations (Note 11)                                            3,320                   2,913
Leveraged leases                                                                             596                     556
Other                                                                                        165                     156
-------------------------------------------------------------------------------------------------------------------------
Total other property and investments                                                       4,771                   4,283
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     957                     987
Prepaid pension costs                                                                        498                     368
Debt expense, being amortized                                                                 99                     104
Premium on reacquired debt, being amortized                                                  280                     302
Other                                                                                        310                     346
-------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                    2,144                   2,107
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $31,362                 $29,291
=========================================================================================================================
The accompanying notes are an integral part of these balance sheets.



                                                                     II-20


CONSOLIDATED BALANCE SHEETS (continued)
At December 31, 2000 and 1999
Southern Company and Subsidiary Companies 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                                            2000                    1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in millions)
Current Liabilities:
Securities due within one year                                                               $    67                 $   329
Notes payable                                                                                  1,680                   1,955
Accounts payable                                                                                 869                     669
Customer deposits                                                                                140                     128
Taxes accrued --
   Income taxes                                                                                   88                     107
   Other                                                                                         208                     198
Interest accrued                                                                                 121                     139
Vacation pay accrued                                                                             119                     113
Other                                                                                            445                     391
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      3,737                   4,029
----------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                                   7,843                   7,251
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                              4,074                   3,884
Deferred credits related to income taxes                                                         551                     640
Accumulated deferred investment tax credits                                                      664                     693
Employee benefits provisions                                                                     478                     465
Prepaid capacity revenues                                                                         58                      80
Other                                                                                            653                     430
----------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                   6,478                   6,192
----------------------------------------------------------------------------------------------------------------------------
Company or subsidiary obligated mandatorily redeemable
   capital and preferred securities (See accompanying statements)                              2,246                   2,246
----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries (See accompanying statements)                         368                     369
----------------------------------------------------------------------------------------------------------------------------
Common stockholders' equity (See accompanying statements)                                     10,690                   9,204
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                   $31,362                 $29,291
============================================================================================================================
Commitments and Contingent Matters (Notes 1, 2, 3, 5, 8, 9, and 10)
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Southern Company and Subsidiary Companies 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                  2000             1999              2000              1999
----------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)                    (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
   Maturity                        Interest Rates
   --------                        --------------
   2000                            6.00%                      $      -          $   200
   2003                            6.13% to 6.63%                  325              325
   2004                            6.60%                            35               35
   2005                            6.07%                            10               10
   2006 through 2010               6.50% to 6.90%                   95               95
   2021 through 2025               6.88% to 9.00%                  635              646
   2026 through 2030               6.88%                            30               30
----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                       1,130            1,341
----------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
   5.35% to 9.75% due 2001-2004                                    766              584
   5.38% to 8.58% due 2005-2008                                    744              964
   6.25% to 7.63% due 2009-2017                                    170              170
   6.38% to 8.12% due 2018-2038                                    793              801
   6.63% to 7.13% due 2039-2048                                  1,029            1,029
   Adjustable rates (5.79% to 7.75% at 1/1/01)
      due 2000-2005                                                734              148
----------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                    4,236            3,696
----------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
   Pollution control revenue bonds --
      Collateralized:
         4.38% to 6.75% due 2000-2026                              539              617
         Variable rates (4.73% to 5.05% at 1/1/01)
           due 2015-2025                                            90              120
      Non-collateralized:
         4.53% to 6.75% due 2015-2034                              406              263
         Variable rates (3.50% to 5.35% at 1/1/01)
           due 2011-2037                                         1,475            1,510
----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                       2,510            2,510
----------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                       95               97
----------------------------------------------------------------------------------------------------------------------------
Unamortized debt (discount), net                                   (61)             (64)
----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
   requirement -- $509 million)                                  7,910            7,580
Less amount due within one year                                     67              329
----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year              7,843            7,251              37.1%             38.0%
----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2000 and 1999
Southern Company and Subsidiary Companies 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                 2000             1999              2000              1999
---------------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)                    (percent of total)
Company or Subsidiary Obligated Mandatorily
   Redeemable Capital and Preferred Securities:
$25 liquidation value --
   6.85% to 7.00%                                                 435              435
   7.13% to 7.38%                                                 297              297
   7.60% to 7.63%                                                 415              415
   7.75%                                                          649              649
   8.14% to 8.19%                                                 400              400
   Auction rate (6.52% at 1/1/01)                                  50               50
---------------------------------------------------------------------------------------------------------------------------
Total company or subsidiary obligated mandatorily
   redeemable capital and preferred securities (annual
   distribution requirement -- $169 million)                    2,246            2,246              10.6              11.8
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
   4.20% to 7.00%                                                  98               99
$25 par or stated value --
   5.20% to 5.83%                                                 200              200
Adjustable and auction rates -- at 1/1/01:
   5.14% to 5.25%                                                  70               70
---------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock of subsidiaries
  (annual dividend requirement -- $19 million)                    368              369               1.7               1.9
---------------------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued   -- 2000:  701 million shares
            -- 1999:  701 million shares
   Treasury -- 2000:   19 million shares
            -- 1999:   35 million shares
   Par value                                                    3,503            3,503
   Paid-in capital                                              3,153            2,480
   Treasury, at cost                                             (545)            (919)
Retained earnings                                               4,672            4,232
Accumulated other comprehensive income
  from discontinued operations                                    (93)             (92)
---------------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity                              10,690            9,204              50.6              48.3
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                          $21,147          $19,070             100.0%            100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Southern Company and Subsidiary Companies 2000 Annual Report


                                                                                                      Accumulated
                                                                                                         Other
                                                                                                      Comprehensive
                                                           Common Stock                                  Income
                                                 -------------------------------------                    From
                                                  Par          Paid In                      Retained   Discontinued
                                                 Value         Capital       Treasury       Earnings    Operations       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Balance at January 1, 1998                      $3,467          $2,331      $      -         $3,842     $     7       $  9,647
Net income                                           -               -             -            977           -            977
Other comprehensive income                           -               -             -              -           8              8
Stock issued                                        32             132            70              -           -            234
Stock repurchased, at cost                           -               -          (125)             -           -           (125)
Cash dividends                                       -               -             -           (933)          -           (933)
Other                                                -               -            (3)            (8)          -            (11)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     3,499           2,463           (58)         3,878          15          9,797
Net income                                           -               -             -          1,276           -          1,276
Other comprehensive income                           -               -             -              -        (107)          (107)
Stock issued                                         4              17             1              -           -             22
Stock repurchased, at cost                           -               -          (861)             -           -           (861)
Cash dividends                                       -               -             -           (921)          -           (921)
Other                                                -               -            (1)            (1)          -             (2)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     3,503           2,480          (919)         4,232         (92)         9,204
Net income                                           -               -             -          1,313           -          1,313
Other comprehensive income                           -               -             -              -          (1)            (1)
Stock issued                                         -               -           910              -           -            910
Stock repurchased, at cost                           -               -          (414)             -           -           (414)
Cash dividends                                       -               -             -           (873)          -           (873)
Other                                                -             673          (122)             -           -            551
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    $3,503          $3,153        $ (545)        $4,672      $  (93)       $10,690
===============================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Southern Company and Subsidiary Companies 2000 Annual Report


                                                                                  2000                 1999                1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)

Consolidated Net Income                                                         $1,313               $1,276                $977
Other comprehensive income from discontinued operations,
   net of minority interest:
      Foreign currency translation adjustments                                     (2)                (165)                  12
      Less applicable income taxes (benefits)                                      (1)                 (58)                   4
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Comprehensive Income                                              $1,312               $1,169                 $985
===============================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2000 Annual Report


1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

General

Southern Company is the parent company of five integrated Southeast utilities, a system service company, Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Nuclear Operating Company (Southern Nuclear), Mirant Corporation -- formerly Southern Energy, Inc. -- and other direct and indirect subsidiaries. The integrated Southeast utilities -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four states. Contracts among the integrated Southeast utilities -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the integrated Southeast utilities and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant acquires, develops, builds, owns, and operates power production and delivery facilities and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the southeastern United States. As a result of the approved spin off of Mirant, Southern Company's financial statements and related information, both current and historical, reflect Mirant as discontinued operations. For additional information, see Note 11.

   The financial statements reflect Southern Company's investments in the subsidiaries on a consolidated basis. All material intercompany items have been eliminated in consolidation. Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with the current year presentation.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The integrated Southeast utilities also are subject to regulation by the FERC and their respective state public service commissions. The companies follow accounting principles generally accepted in the United States and comply with the accounting policies and practices prescribed by their respective commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates, and the actual results may differ from those estimates.

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

                                           2000           1999
---------------------------------------------------------------
                                             (in millions)
Deferred income tax charges               $ 957          $ 987
Premium on reacquired debt                  280            302
Department of Energy assessments             46             52
Vacation pay                                 92             87
Postretirement benefits                      30             33
Deferred income tax credits                (551)          (640)
Accelerated amortization                   (220)           (85)
Storm damage reserves                       (34)           (29)
Other, net                                  116            144
---------------------------------------------------------------
Total                                     $ 716          $ 851
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

Southern Company and Subsidiary Companies 2000 Annual Report


Revenues and Fuel Costs

Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. Electric rates for the integrated Southeast utilities include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current regulated rates.

   Southern Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

   Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $136 million in 2000, $137 million in 1999, and $133 million in 1998. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. Sufficient fuel storage capacity currently is available at Plant Vogtle to maintain full-core discharge capability for both units into the year 2014. Sufficient fuel storage capacity is available at Plant Farley to maintain full-core discharge capability until the refueling outage scheduled in 2006 for Farley Unit 1 and the refueling outage scheduled in 2008 for Farley Unit 2. Procurement of on-site dry spent fuel storage capacity at Plant Farley is in progress, with the intent to place the capacity in operation as early as 2005.

   Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 2000, under this law to be approximately $25 million and $19 million. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.4 percent in both 2000 and 1999 and 3.3 percent in 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

   Georgia Power recorded accelerated amortization and depreciation amounting to $135 million in 2000, $85 million in 1999, and $314 million in 1998. See Note 3 under "Georgia Power 1998 Retail Rate Order" for additional information.

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

   Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a specific facility as of its retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- based on the most current study as

Southern Company and Subsidiary Companies 2000 Annual Report


of December 31, 2000, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
--------------------------------------------------------------
Site study basis (year)             1998       2000       2000
Decommissioning periods:
   Beginning year                   2017       2014       2027
   Completion year                  2031       2042       2045
--------------------------------------------------------------
                                        (in millions)
Site study costs:
   Radiated structures              $629       $486       $420
   Non-radiated structures            60         37         48
--------------------------------------------------------------
Total                               $689       $523       $468
==============================================================
                                        (in millions)
Ultimate costs:
   Radiated structures            $1,868     $1,004     $1,468
   Non-radiated structures           178         79        166
--------------------------------------------------------------
Total                             $2,046     $1,083     $1,634
==============================================================

Significant assumptions:
   Inflation rate                    4.5%       4.7%       4.7%
   Trust earning rate                7.0        6.5        6.5
--------------------------------------------------------------

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.

   Georgia Power has filed with the NRC an application requesting a 20-year renewal of the licenses for both units at Plant Hatch, which would permit the operation of both units until 2034.

   Annual provisions for nuclear decommissioning are based on an annuity method as approved by the respective state public service commissions. The amount expensed in 2000 and fund balances were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
---------------------------------------------------------------
                                        (in millions)
Amount expensed in 2000             $ 18       $ 19       $  9
Accumulated provisions:
   External trust funds,
      at fair value                 $314       $230       $146
   Internal reserves                  38         20         12
---------------------------------------------------------------
Total                               $352       $250       $158
===============================================================

     Alabama Power's decommissioning costs for ratemaking are based on the site study. Effective January 1, 1999, the Georgia Public Service Commission (GPSC) increased Georgia Power's annual provision for decommissioning expenses TO $28 million. This amount is based on the NRC generic estimate to decommission the radioactive portion of the facilities as of 1997. The estimates are $526 million and $438 million for plants Hatch and Vogtle, respectively. The ultimate costs associated with the 1997 NRC minimum funding requirements are $1.1 billion and $1.3 billion for plants Hatch and Vogtle, respectively. Alabama Power and Georgia Power expect their respective state public service commissions to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

Income Taxes

Southern Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of funds used during construction was $71 million in 2000, $36 million in 1999, and $19 million in 1998. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property -- exclusive of minor items of property -- is capitalized.

Leveraged Leases

Southern Company has several leveraged lease agreements -- ranging up to 30 years -- that primarily relate to energy generation, distribution, and transportation assets. The investment income earned from these leveraged leases is immaterial for all periods presented.

Southern Company and Subsidiary Companies 2000 Annual Report


Impairment of Long-Lived Assets and Intangibles

Southern Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment provision is required. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change.

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

Comprehensive Income

Comprehensive income -- consisting of net income and foreign currency translation adjustments, net of taxes -- is presented in the consolidated financial statements. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Financial Instruments for Non-Trading Activities

Southern Company uses derivative financial instruments to hedge exposures to fluctuations in interest rates, foreign currency exchange rates, and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

   Southern Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the company's exposure to counterparty credit risk. The company is unaware of any counterparties that will fail to meet their obligations.

   Southern Company has firm purchase commitments for equipment that require payment in euros. As a hedge against fluctuations in the exchange rate for euros, the company entered into forward currency swaps. The notional amount is 32 million euros maturing in 2001 through 2002. At December 31, 2000, the unrecognized gain on these swaps was approximately $3 million.

   Other Southern Company financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying           Fair
                                         Amount          Value
------------------------------------------------------------------
                                            (in millions)
Long-term debt:
   At December 31, 2000                  $7,815         $7,702
   At December 31, 1999                   7,483          7,046
Capital and preferred securities:
   At December 31, 2000                   2,246          2,190
   At December 31, 1999                   2,246          1,942
------------------------------------------------------------------

   The fair values for long-term debt and capital and preferred securities were based on either closing market price or closing price of comparable instruments.

2. Retirement Benefits

Southern Company has defined benefit, trusteed, pension plans that cover substantially all employees. Southern Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The integrated Southeast utilities fund trusts to the extent required by their respective regulatory commissions. In late 2000, Southern Company adopted several pension and postretirement benefits plan changes that had the effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase annual pension and postretirement benefits costs by approximately
$28 million and $26 million, respectively.

Southern Company and Subsidiary Companies 2000 Annual Report


   The measurement date for plan assets and obligations is September 30 for each year. The following disclosures exclude discontinued operations.

Pension Plans

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                Projected
                                           Benefit Obligations
                                           ---------------------
                                             2000         1999
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $3,098       $3,084
Service cost                                   94           95
Interest cost                                 227          204
Benefits paid                                (145)        (143)
Actuarial (gain) loss                         (28)        (142)
----------------------------------------------------------------
Balance at end of year                     $3,246       $3,098
================================================================

                                                Plan Assets
                                             -------------------
                                             2000         1999
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $5,266       $4,646
Actual return on plan assets                1,030          771
Benefits paid                                (139)        (151)
----------------------------------------------------------------
Balance at end of year                     $6,157       $5,266
================================================================

   The accrued pension costs recognized in the Consolidated Balance as follows:

                                             2000         1999
---------------------------------------------------------------
                                                (in millions)
Funded status                             $ 2,911      $ 2,168
Unrecognized transition obligation            (64)         (77)
Unrecognized prior service cost                97          106
Unrecognized net gain                      (2,446)      (1,829)
---------------------------------------------------------------
Prepaid asset recognized in the
   Consolidated Balance Sheets            $   498      $   368
===============================================================

   Components of the pension plans' net periodic cost were as follows:

                                    2000      1999      1998
--------------------------------------------------------------
                                          (in millions)
Service cost                       $  94    $   95     $   86
Interest cost                        227       204        204
Expected return on
   plan assets                      (384)     (348)      (320)
Recognized net gain                  (64)      (41)       (47)
Net amortization                      (3)       (4)        (3)
--------------------------------------------------------------
Net pension cost (income)          $(130)   $  (94)    $  (80)
==============================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                               Accumulated
                                           Benefit Obligations
                                           --------------------
                                             2000         1999
---------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $  980       $1,029
Service cost                                   18           21
Interest cost                                  76           68
Benefits paid                                 (43)         (36)
Actuarial (gain) loss                          21         (102)
---------------------------------------------------------------
Balance at end of year                     $1,052       $  980
===============================================================

                                                Plan Assets
                                             ------------------
                                             2000         1999
---------------------------------------------------------------
                                                (in millions)
Balance at beginning of year                 $395         $336
Actual return on plan assets                   47           36
Employer contributions                         59           60
Benefits paid                                 (42)         (37)
---------------------------------------------------------------
Balance at end of year                       $459         $395
===============================================================

   The accrued postretirement costs recognized in the Consolidated Balance Sheets were as follows:

                                             2000         1999
---------------------------------------------------------------
                                                (in millions)
Funded status                               $(593)       $(585)
Unrecognized transition obligation            189          203
Unrecognized prior service cost                66            -
Unrecognized net loss (gain)                  (53)          10
Fourth quarter contributions                   35           26
---------------------------------------------------------------
Accrued liability recognized in the
   Consolidated Balance Sheets              $(356)       $(346)
===============================================================

   Components of the postretirement plans' net periodic cost were as follows:


                                    2000      1999       1998
--------------------------------------------------------------
                                          (in millions)
Service cost                        $ 18      $ 21       $ 18
Interest cost                         76        68         68
Expected return on
   plan assets                       (34)      (26)       (21)
Recognized net gain                    -         2          2
Net amortization                      18        15         15
--------------------------------------------------------------
Net postretirement cost             $ 78      $ 80       $ 82
==============================================================

Southern Company and Subsidiary Companies 2000 Annual Report


   The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefits were:

                                             2000         1999
---------------------------------------------------------------
Discount                                     7.50%        7.50%
Annual salary increase                       5.00         5.00
Long-term return on plan assets              8.50         8.50
---------------------------------------------------------------

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 7.29 percent for 2000, decreasing gradually to 5.50 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows:

                                      1 Percent      1 Percent
                                      Increase        Decrease
---------------------------------------------------------------
                                            (in millions)
Benefit obligation                      $71                $63
Service and interest costs                6                  6
---------------------------------------------------------------

Employee Savings Plan

Southern Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $49 million, $46 million, and $43 million, respectively.

 3. CONTINGENCIES AND REGULATORY
    MATTERS

Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the Environmental Protection Agency (EPA) that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 2000, Georgia Power had recorded approximately $5 million in cumulative expenses associated with Georgia Power's agreed-upon share of the removal and remedial investigation and feasibility study costs for this site.

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

   The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. Southern Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

Southern Company and Subsidiary Companies 2000 Annual Report


   An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Mobile Energy Services' Petition for Bankruptcy

Mobile Energy Services Holdings (MESH), a subsidiary of Southern Company, is the owner and operator of a facility that generates electricity, produces steam, and processes black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, MESH filed a petition for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court. This action was in response to Kimberly-Clark Tissue Company's (Kimberly-Clark) announcement in May 1998 of plans to close its pulp mill, effective September 1, 1999. The pulp mill had historically provided 50 percent of MESH's revenues.

   As a result of settlement discussions with Kimberly-Clark and MESH's bondholders, Southern Company recorded in 1999 a $69 million after-tax write down of its investment in MESH. Southern Company recorded an additional $10 million after-tax write down in 2000. At December 31, 2000, MESH had total assets of $373 million and senior debt outstanding of $190 million of first mortgage bonds and $72 million related to tax-exempt bonds. In connection with the bond financings, Southern Company provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. As of December 31, 2000, Southern Company had paid the full $41 million pursuant to the guarantees. Southern Company continues to have guarantees outstanding of certain potential environmental and other obligations of MESH that represent a maximum contingent liability of $19 million at December 31, 2000. Mirant has agreed to indemnify Southern Company for any future obligations incurred under such guarantees.

   On August 4, 2000, MESH filed a proposed plan of reorganization with the bankruptcy court. The proposed plan of reorganization was again amended on February 21, 2001. Changes in circumstances since the filing of the amended plan may require further modifications of the plan. Southern Company expects that approval of a plan of reorganization would result in a termination of Southern Company's ownership interest in MESH, but would not affect Southern Company's continuing guarantee obligations described earlier. The final outcome of this matter cannot now be determined.

California Electricity Markets Litigation

Five lawsuits have been filed in the superior courts of California alleging that certain owners of electric generation facilities in California, including Southern Company, engaged in various unlawful and anticompetitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. Four of the suits seek class action status. One lawsuit naming Southern Company, Mirant, and other generators as defendants alleges that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and seeks an award of treble damages, as well as other injunctive and equitable relief. The other suits likewise seek treble damages and equitable relief. While two of the suits name Southern Company as a defendant, it appears that the allegations, as they may relate to Southern Company, are directed to activities of subsidiaries of Mirant. One such suit names Mirant itself as a defendant. Southern Company has notified Mirant of its claim for indemnification for costs associated with these actions under the terms of the master separation agreement that governs the spin off of Mirant. Mirant has undertaken the defense of all of the claims. The final outcome of these lawsuits cannot now be determined.

Race Discrimination Litigation

On July 28, 2000, a lawsuit alleging race discrimination was filed by three Georgia Power employees against Georgia Power, Southern Company, and the system service company in the United States District Court for the Northern District of Georgia. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs and a new defendant, Southern Company Energy Solutions, Inc. The lawsuit is in the discovery phase. The final outcome of this matter cannot now be determined.

Alabama Power Rate Adjustment Procedures

In November 1982, the Alabama Public Service Commission (APSC) adopted rates that provide for periodic adjustments based upon Alabama Power's earned return

Southern Company and Subsidiary Companies 2000 Annual Report


on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The rate adjustment procedures allow a return on common equity range of 13 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year. There is a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

   In December 1995, the APSC issued an order authorizing Alabama Power to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing Alabama Power to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by Alabama Power. In 1998, Alabama Power -- in accordance with the 1995 rate order -- recorded $33 million of additional amortization of premium on reacquired debt. Alabama Power did not record any additional amounts in 2000 or 1999.

   The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Georgia Power 1998 Retail Rate Order

As required by the GPSC, Georgia Power filed a general rate case in 1998. On December 18, 1998, the GPSC approved a three-year rate order for Georgia Power ending December 31, 2001. Under the terms of the order, Georgia Power's earnings will continue to be evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Georgia Power's annual retail rates were decreased by $262 million effective January 1, 1999, and by an additional $24 million effective January 1, 2000. In addition, the order provided for $85 million annually to be applied to accelerated amortization or depreciation of assets, and up to an additional $50 million annually in 2000 and 2001 of any earnings above the 12.5 percent return. In accordance with the rate order, Georgia Power recorded accelerated amortization of $135 million and $85 million in 2000 and 1999, respectively. In May 2000, the GPSC ordered that these funds be maintained in a regulatory liability account and ordered that interest be accrued on this account at the prime rate. In 2000, interest of $10 million was recorded. These amounts are reflected on the balance sheets in deferred credits and other liabilities, other.

   Two-thirds of any additional earnings above the 12.5 percent return in any year will be applied to rate reductions and the remaining one-third retained by Georgia Power. In both 2000 and 1999, Georgia Power's return was above 12.5 percent, and accordingly, it recorded in 1999 $79 million of revenues to be refunded to customers in 2000. In 2000, Georgia Power recorded $44 million as an estimate of revenues to be refunded in 2001. Georgia Power is required to file a general rate case on July 1, 2001. At that time, the GPSC is expected to determine whether the rate order should be continued, modified, or discontinued.

4. JOINT OWNERSHIP AGREEMENTS

Alabama Power owns an undivided interest in units 1 and 2 of Plant Miller and related facilities jointly with Alabama Electric Cooperative, Inc.

   Georgia Power owns undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts jointly with Oglethorpe Power Corporation (OPC), the Municipal Electric Authority of Georgia, the city of Dalton, Georgia, Florida Power & Light Company (FP&L), and Jacksonville Electric Authority (JEA). In addition, Georgia Power has joint ownership agreements with OPC for the Rocky Mountain facilities and with Florida Power Corporation (FPC) for a combustion turbine unit at Intercession City, Florida.

   At December 31, 2000, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                             Jointly Owned Facilities
                       ----------------------------------------
                         Percent     Amount of      Accumulated
                       Ownership    Investment     Depreciation
                       ----------  ----------------------------
                                         (in millions)
Plant Vogtle
   (nuclear)                45.7%       $3,301          $1,724
Plant Hatch
   (nuclear)                50.1           873             650
Plant Miller
   (coal)
   Units 1 and 2            91.8           743             312
Plant Scherer
   (coal)
   Units 1 and 2             8.4           112              53
Plant Wansley
   (coal)                   53.5           300             150
Rocky Mountain
   (pumped storage)         25.4           169              72
Intercession City
   (combustion turbine)     33.3            11               1
---------------------------------------------------------------

Southern Company and Subsidiary Companies 2000 Annual Report


   Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

5. LONG-TERM POWER SALES AND LEASE
   AGREEMENTS

The integrated Southeast utilities have long-term contractual agreements for the sale and lease of capacity to certain non-affiliated utilities located outside the system's service area. These agreements are firm and are related to specific generating units. Because the energy is generally provided at cost under these agreements, profitability is primarily affected by capacity revenues.

   Unit power from specific generating plants is currently being sold to FP&L, FPC, and JEA. Under these agreements, approximately 1,500 megawatts of capacity is scheduled to be sold annually unless reduced by FP&L, FPC, and JEA for the periods after 2000 with a minimum of three years notice -- until the expiration of the contracts in 2010. Capacity revenues from unit power sales amounted to $177 million in 2000, $174 million in 1999, and $196 million in 1998.

   During 2000, Georgia Power and Mississippi Power entered into certain operating leases for portions of their generating unit capacity. Capacity revenues from these operating leases amounted to $20 million in 2000 and are included in the financial statements as sales for resale. Minimum future capacity revenues from noncancelable operating leases as of December 31, 2000 are as follows:

Year                                                   Amounts
-----                                                -----------
                                                   (in millions)
2001                                                     $  53
2002                                                        66
2003                                                        66
2004                                                        66
2005                                                        27
2006 and thereafter                                        114
----------------------------------------------------------------
Total                                                     $392
================================================================

6. Income Taxes

At December 31, 2000, the tax-related regulatory assets and liabilities were $957 million and $551 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. The following tables and disclosures exclude discontinued operations.

   Details of income tax provisions are as follows:

                                     2000       1999      1998
---------------------------------------------------------------
                                           (in millions)
Total provision for income taxes:
Federal --
   Current                          $ 421      $ 504     $ 548
   Deferred                            95         11        23
---------------------------------------------------------------
                                      516        515       571
---------------------------------------------------------------
State --
   Current                             71         85       102
   Deferred                             1         (1)       (3)
---------------------------------------------------------------
                                       72         84        99
---------------------------------------------------------------
Total                               $ 588      $ 599     $ 670
===============================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                2000      1999
---------------------------------------------------------------
                                                 (in millions)
Deferred tax liabilities:
   Accelerated depreciation                   $3,199    $3,088
   Property basis differences                  1,105     1,175
   Other                                         650       444
---------------------------------------------------------------
Total                                          4,954     4,707
---------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes        111       113
   Other property basis differences              206       221
   Deferred costs                                190       102
   Pension and other benefits                    125       121
   Other                                         231       198
---------------------------------------------------------------
Total                                            863       755
---------------------------------------------------------------
Net deferred tax liabilities                   4,091     3,952
Portion included in current assets, net          (17)      (68)
---------------------------------------------------------------
Accumulated deferred income taxes
   in the Consolidated Balance Sheets         $4,074    $3,884
===============================================================

   In accordance with regulatory requirements, deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $30 million

Southern Company and Subsidiary Companies 2000 Annual Report


in 2000, $30 million in 1999, and $38 million in 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

   The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. Federal statutory rate to earnings before income taxes and preferred dividends of subsidiaries, as a result of the following:

                                       2000      1999     1998
---------------------------------------------------------------
Federal statutory rate                 35.0%     35.0%    35.0%
State income tax,
     net of federal deduction           3.4       3.8      3.8
Non-deductible book
   depreciation                         1.7       1.9      4.0
Difference in prior years'
   deferred and current tax rate       (1.3)     (1.3)    (1.3)
Other                                  (2.1)     (0.3)    (1.6)
---------------------------------------------------------------
Effective income tax rate              36.7%     39.1%    39.9%
===============================================================

   Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

7. Common Stock

Stock Issued and Repurchased

The amount and timing of additional equity capital to be raised in 2001 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital may be provided from any combination of public offerings, private placements, or the company's stock plans.

   In December 2000, Southern Company issued 28 million treasury shares of common stock through a public offering. The offering, which included an overallotment of 3 million shares, raised some $800 million and was priced at $28.50 per share. The proceeds were used to repay short-term commercial paper.

   In April 1999, Southern Company's Board of Directors approved the repurchase of up to 50 million shares of Southern Company's common stock over a two-year period through open market or privately negotiated transactions. Under this program, 50 million shares were repurchased by February 2000 at an average price of $25.53. Funding for the program was provided from Southern Company's commercial paper program.

Shares Reserved

At December 31, 2000, a total of 59 million shares was reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Performance Stock Plan.

Performance Stock Plan

The performance stock plan provides non-qualified stock options to a large segment of Southern Company's employees ranging from line management to executives. As of December 31, 2000, 5,744 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the plan may not exceed 40 million. The prices of options granted to date have been at the fair market value of the shares on the dates of grant. Options granted to date become exercisable pro rata over a maximum period of three years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the plan. Stock option activity in 1999 and 2000 for the plan is summarized below:

                                         Shares        Average
                                        Subject   Option Price
                                      To Option      Per Share
---------------------------------------------------------------
Balance at December 31, 1998          6,445,398         $22.77
Options granted                       2,108,818          26.56
Options canceled                        (28,630)         25.48
Options exercised                       (56,708)         19.51
---------------------------------------------------------------
Balance at December 31, 1999          8,468,878          23.73
Options granted                       6,977,038          23.25
Options canceled                       (226,597)         23.66
Options exercised                      (984,897)         21.63
---------------------------------------------------------------
Balance at December 31, 2000         14,234,422         $23.63
===============================================================
Shares reserved for future grants:
  At December 31, 1998               36,598,001
  At December 31, 1999               34,515,156
  At December 31, 2000               27,750,261
---------------------------------------------------------------
Options exercisable:
  At December 31, 1999                4,525,349
  At December 31, 2000                5,898,698
---------------------------------------------------------------

   Southern Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized.

Southern Company and Subsidiary Companies 2000 Annual Report


   The following table summarizes information about options outstanding at December 31, 2000:

                                      Price Range of Options
                                    --------------------------
                                     14-20      21-24    25-28
--------------------------------------------------------------
Outstanding:
   Shares (in thousands)               430     10,217    3,587
   Average remaining
      life (in years)                  2.5        8.2      8.1
   Average exercise price           $17.36     $22.79   $26.77
Exerciseable:
   Shares (in thousands)               424      3,653    1,822
   Average exercise price           $17.64     $21.96   $26.84
--------------------------------------------------------------

   The estimated fair values of stock options granted in 2000, 1999 and 1998 were derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of stock options:

                                     2000       1999      1998
-----------------------------------------------------------------
Interest rate                         6.7%       5.8%      5.5%
Average expected life of
   stock options (in years)           4.0        3.7       3.7
Expected volatility of
   common stock                      20.9%      20.7%     19.2%
Expected annual dividends
   on common stock                  $1.34      $1.34     $1.34
Weighted average fair value
   of stock options granted         $3.36      $4.61     $4.27
-----------------------------------------------------------------

   The pro forma impact on earnings of fair-value accounting for options granted -- as required by FASB Statement No. 123, Accounting for Stock-Based Compensation -- is 1.2 cents per share in 2000 and less than 1 cent in both 1999 and 1998.

Diluted Earnings Per Share

For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to outstanding options under the Performance Stock Plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows:

                                   Average Common Stock Shares
                                -------------------------------
                                2000         1999         1998
---------------------------------------------------------------
                                      (in thousands)
As reported shares           653,086      685,163      696,944
Effect of options              1,108          580          739
---------------------------------------------------------------
Diluted shares               654,194      685,743      697,683
===============================================================

Common Stock Dividend Restrictions

The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2000, consolidated retained earnings included $3.5 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.0 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures.

8. FINANCING

Capital and Preferred Securities

Company or subsidiary obligated mandatorily redeemable capital and preferred securities have been issued by special purpose financing entities of Southern Company and its subsidiaries. Substantially all the assets of these special financing entities are junior subordinated notes issued by the related company seeking financing. Each of these companies considers that the mechanisms and obligations relating to the capital or preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective special financing entities' payment obligations with respect to the capital or preferred securities. At December 31, 2000, capital securities of $950 million and preferred securities of $1.3 billion were outstanding. Southern Company guarantees the notes related to $950 million of capital or preferred securities issued on its behalf.

Long-Term Debt Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                               2000       1999
--------------------------------------------------------------
                                                (in millions)
Bond improvement fund requirements              $11      $  14
Less:
   Portion to be satisfied by certifying
      property additions                         11          9
--------------------------------------------------------------
Cash requirements                                 -          5
First mortgage bond maturities
   and redemptions                                -        200
Other long-term debt maturities                  67        124
--------------------------------------------------------------
Total                                           $67       $329
==============================================================

   The first mortgage bond improvement fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to

Southern Company and Subsidiary Companies 2000 Annual Report


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

   Improvement fund requirements and/or serial maturities through 2005 applicable to other long-term debt are as follows: $67 million in 2001; $489 million in 2002; $479 million in 2003; $323 million in 2004; and $600 million in 2005.

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

Bank Credit Arrangements

At the beginning of 2001, unused credit arrangements with banks totaled $5.1 billion, of which $3.2 billion expires during 2001, $1.0 billion during 2002, and $900 million during 2003 and 2004. The following table outlines the credit arrangements by company:

                                   Amount of Credit
                           -----------------------------------
                                                 Expires
                                               ---------------
                                                        2002 &
Company                   Total    Unused      2001     beyond
-------                   ------------------------------------
                                     (in millions)
Alabama Power            $  925    $  925    $  535     $  390
Georgia Power             1,765     1,765     1,265        500
Gulf Power                  123       115       115          -
Mississippi Power           117       117       117          -
Savannah Electric            65        50        40         10
Southern Company          2,100     2,100     1,100      1,000
Other                        60        51        51          -
--------------------------------------------------------------
Total                    $5,155    $5,123    $3,223     $1,900
==============================================================

   Approximately $2.9 billion of the credit facilities allows for term loans ranging from one to three years. Most of the agreements include stated borrowing rates but also allow for competitive bid loans.

   All of the credit arrangements require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal. Of the total $5.1 billion in unused credit, $2.1 billion, $1.65 billion, and $780 million are syndicated credit arrangements of Southern Company, Georgia Power, and Alabama Power, respectively. These facilities also require the payment of agent fees.

   A portion of the $5.1 billion unused credit with banks is allocated to provide liquidity support to the companies' variable rate pollution control bonds. The amount of variable rate pollution control bonds requiring liquidity support as of December 31, 2000, was $1.6 billion.

   Southern Company, Alabama Power, and Georgia Power borrow through commercial paper programs that have the liquidity support of committed bank credit arrangements. In addition, the companies from time to time borrow under uncommitted lines of credit with banks.

9. COMMITMENTS

Construction Program

Southern Company is engaged in continuous construction programs, currently estimated to total $2.9 billion in 2001, $2.6 billion in 2002, and $1.7 billion in 2003. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; acquisition of additional generating assets; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 2000, significant purchase commitments were outstanding in connection with the construction program. Southern Company has approximately 6,300 megawatts of additional generating capacity scheduled to be placed in service by 2003.

   See Management's Discussion and Analysis under "Environmental Matters" for

Southern Company and Subsidiary Companies 2000 Annual Report

information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of the generating plants, Southern Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Also, Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated long-term obligations at December 31, 2000, were as follows:

                                                     Purchased
Year                                    Fuel           Power
----                                 -------------------------
                                            (in millions)
2001                                 $ 2,481            $   81
2002                                   1,897                97
2003                                   1,711                99
2004                                   1,328                95
2005                                   1,055                95
2006 and thereafter                    3,764               693
--------------------------------------------------------------
Total commitments                    $12,236            $1,160
==============================================================

Operating Leases

Southern Company has operating lease agreements with various terms and expiration dates. These expenses totaled $42 million, $35 million, and $26 million for 2000, 1999, and 1998, respectively. At December 31, 2000, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                                   Amounts
----                                              ------------
                                                 (in millions)
2001                                                     $  57
2002                                                        71
2003                                                        71
2004                                                        68
2005                                                        64
2006 and thereafter                                        388
--------------------------------------------------------------
Total minimum payments                                    $719
==============================================================

Guarantees

Southern Company has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At December 31, 2000, the total notional amount of guarantees was $419 million and the estimated fair value of net contractual commitments outstanding was approximately $259 million. Based upon a statistical analysis of credit risk, Southern Company's potential exposure under these contractual commitments would not materially differ from the estimated fair value.

   At December 31, 2000, Southern Company had guaranteed $11 million related to a Mirant purchase power agreement. The guarantee expires March 2001.
Southern Company also has guaranteed certain of Mirant's foreign currency swap transactions. At December 31, 2000, notional amounts under these swaps were the differences between (pound)44 million and $68 million and between DM370 million and $206 million; however, due to favorable exchange ratesSouthern Company had no exposure under these guarantees. The sterling and deutsche mark swaps expire in 2002 and 2003, respectively.

   After the spin off, Mirant will pay Southern Company a monthly fee of 1 percent on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Southern Company's guarantees related to Mirant trading and marketing activities are limited to a maximum of $425 million, with any guarantees since October 2, 2000 expiring no later than October 2, 2001. Mirant must use reasonable efforts to release Southern Company from all such support arrangements and will indemnify Southern Company for any obligations incurred.

10. NUCLEAR INSURANCE

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

Southern Company and Subsidiary Companies 2000 Annual Report


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

   Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for Alabama Power and Georgia Power under the three NEIL policies would be $17 million and $19 million, respectively.

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

11. DISCONTINUED OPERATIONS

In April 2000, Southern Company announced an initial public offering of up to
19.9 percent of Mirant and its intentions to spin off the remaining ownership of Mirant to Southern Company stockholders within 12 months of the initial stock offering. On October 2, 2000, Mirant completed an initial public offering of
66.7 million shares of common stock priced at $22 per share. This represented
19.7 percent of the 338.7 million shares outstanding. As a result of the stock offering, Southern Company recorded a $560 million increase in paid-in capital with no gain or loss being recognized.

   On February 19, 2001, Southern Company's board of directors approved the spin off of its remaining ownership of 272 million Mirant shares to be completed in a tax free distribution on April 2, 2001. Shares from the spin off will be distributed at a ratio of approximately 0.4 for every share of Southern Company common stock held at record date.

   As a result of the spin off, Southern Company's December 31, 2000, financial statements have been prepared with Mirant's results of operations and cash flows shown as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation, with the historical assets and liabilities of Mirant presented on the balance sheet as net assets of discontinued operations.

   Summarized financial information for the discontinued operations is as follows at December 31:

                                     2000       1999      1998
---------------------------------------------------------------
                                           (in millions)
Revenues                          $13,315     $2,265    $1,819
Income taxes                           86        127      (121)
Net income                            319        361        (9)
---------------------------------------------------------------

                                             2000         1999
---------------------------------------------------------------
                                                (in millions)
Current assets                           $  9,057     $  1,254
Total assets                               22,377       12,191
Current liabilities                         9,726        3,169
Total liabilities                          17,585        8,473
Minority and other interests                1,472          805
Net assets of
   discontinued operations                  3,320        2,913
---------------------------------------------------------------

12. SEGMENT AND RELATED INFORMATION

Southern Company's reportable business segment is the five integrated Southeast utilities that provide electric service in four states. Net income and total assets for discontinued operations are included in the reconciling eliminations column. The all other category includes parent Southern Company, which does not

Southern Company and Subsidiary Companies 2000 Annual Report


allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments and products and services are as follows:



Business Segments

                                            Integrated
                                             Southeast                    All              Reconciling
Year                                         Utilities                  Other             Eliminations            Consolidated
----                                       ------------------------------------------------------------------------------------
                                                                               (in millions)
2000
-----
Operating revenues                            $  9,860                $   246                 $    (40)                $10,066
Depreciation and amortization                    1,135                     36                        -                   1,171
Interest income                                     43                      9                       (1)                     51
Interest expense                                   631                    197                        -                     828
Income taxes                                       703                   (115)                       -                     588
Segment net income (loss)                        1,109                   (115)                     319                   1,313
Total assets                                    26,917                  2,200                    2,245                  31,362
Gross property additions                         2,199                     26                        -                   2,225
-------------------------------------------------------------------------------------------------------------------------------

                                            Integrated
                                             Southeast                    All              Reconciling
Year                                         Utilities                  Other             Eliminations            Consolidated
----                                       ------------------------------------------------------------------------------------
                                                                               (in millions)
1999
-----
Operating revenues                             $ 9,125                $   221                 $    (29)               $  9,317
Depreciation and amortization                    1,046                     93                        -                   1,139
Interest income                                     64                     50                      (44)                     70
Interest expense                                   613                    155                      (37)                    731
Income taxes                                       675                    (76)                       -                     599
Segment net income (loss)                        1,073                   (154)                     357                   1,276
Total assets                                    25,336                  2,127                    1,828                  29,291
Gross property additions                         1,854                     27                        -                   1,881
-------------------------------------------------------------------------------------------------------------------------------

NOTES (continued)
Southern Company and Subsidiary Companies 2000 Annual Eeport

                                            Integrated
                                             Southeast                    All              Reconciling
Year                                         Utilities                  Other             Eliminations            Consolidated
-----                                      ------------------------------------------------------------------------------------
                                                                              (in millions)
1998
----
Operating revenues                            $  9,363                $   167                  $   (31)               $  9,499
Depreciation and amortization                    1,323                     17                        -                   1,340
Interest income                                    150                     58                      (54)                    154
Interest expense                                   654                     99                      (54)                    699
Income taxes                                       703                    (33)                       -                     670
Segment net income (loss)                        1,083                    (97)                      (9)                    977
Total assets                                    24,420                  2,817                    1,486                  28,723
Gross property additions                         1,298                     58                        -                   1,356
-------------------------------------------------------------------------------------------------------------------------------

Products and Services

                                                            Integrated Southeast Utilities Revenues
                                   --------------------------------------------------------------------------------------------
Year                               Retail                        Wholesale                   Other                       Total
----                               -------------------------------------------------------------------------------------------
                                                              (in millions)
2000                              $8,613                             $977                     $270                      $9,860
1999                               8,086                              823                      216                       9,125
1998                               8,272                              896                      195                       9,363
-------------------------------------------------------------------------------------------------------------------------------



13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 -- including discontinued operations for net income and earnings per share -- are as follows:

                                                                                   Per Common Share
                                                                   ----------------------------------------------------
                           Operating    Operating Consolidated                                          Price Range
Quarter Ended               Revenues       Income   Net Income    Earnings       Dividends          High          Low
-------------              ------------------------------------   -----------------------------------------------------
                                        (in millions)
March 2000                   $2,052        $  428         $245      $0.38          $0.335           25 7/8        20 3/8
June 2000                     2,522           598          342       0.52           0.335           27 7/8        21 11/16
September 2000                3,198         1,041          614       0.95           0.335           35            23 13/32
December 2000                 2,294           337          112       0.16           0.335           33 22/25      27 1/2

March 1999                   $1,920        $  408         $224      $0.32          $0.335           29 5/8        23 1/4
June 1999                     2,288           569          314       0.45           0.335           29 3/16       22 3/4
September 1999                3,050           981          615       0.90           0.335           28            25
December 1999                 2,059           292          123       0.19           0.335           27 1/8        22 1/16
-----------------------------------------------------------------------------------------------------------------------
Southern Company's business is influenced by seasonal weather conditions.


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1996-2000
Southern Company and Subsidiary Companies 2000 Annual Report

-------------------------------------------------------------------------------------------------------------------------------
                                                                     2000           1999        1998       1997        1996
-------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions)                                  $10,066         $9,317      $9,499     $8,774      $8,675
Total Assets (in millions)                                        $31,362        $29,291     $28,723    $27,898     $26,352
Gross Property Additions (in millions)                             $2,225         $1,881      $1,356     $1,138      $1,064
Return on Average Common Equity (percent)                           13.20          13.43       10.04      10.30       12.53
Cash Dividends Paid Per Share of Common Stock                       $1.34          $1.34       $1.34      $1.30       $1.26
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income (in millions):
   Continuing operations                                          $   994        $   915        $986       $990      $1,046
   Discontinued operations                                            319            361          (9)       (18)         81
-------------------------------------------------------------------------------------------------------------------------------
   Total                                                           $1,313         $1,276        $977       $972      $1,127
===============================================================================================================================
Basic and Diluted Earnings Per Share of Common Stock:
   Continuing operations                                            $1.52          $1.33      $ 1.41     $ 1.45      $1.56
   Discontinued operations                                           0.49           0.53       (0.01)     (0.03)      0.12
-------------------------------------------------------------------------------------------------------------------------------
   Total                                                            $2.01          $1.86      $ 1.40      $1.42      $1.68
===============================================================================================================================
Capitalization (in millions):
Common stock equity                                               $10,690       $  9,204    $  9,797   $  9,647    $  9,216
Preferred stock and securities                                      2,614          2,615       2,465      2,155       1,402
Long-term debt                                                      7,843          7,251       6,505      6,347       6,556
-------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                       $21,147        $19,070     $18,767    $18,149     $17,174
===============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  50.6           48.3        52.2       53.2        53.7
Preferred stock and securities                                       12.3           13.7        13.1       11.9         8.2
Long-term debt                                                       37.1           38.0        34.7       34.9        38.1
-------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                         100.0          100.0       100.0      100.0       100.0
===============================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                    $15.69         $13.82      $14.04     $13.91      $13.61
Market price per share:
   High                                                                35             29 5/8      31 9/16    26 1/4      25 7/8
   Low                                                                 20 3/8         22 1/16     23 15/16   19 7/8      21 1/8
   Close                                                               33 1/4         23 1/2      29 1/16    25 7/8      22 5/8
Market-to-book ratio (year-end) (percent)                           211.9          170.0       207.0      186.0       166.2
Price-earnings ratio (year-end) (times)                              16.5           12.6        20.8       18.2        13.5
Dividends paid (in millions)                                         $873           $921        $933       $889        $846
Dividend yield (year-end) (percent)                                   4.0            5.7         4.6        5.0         5.6
Dividend payout ratio (percent)                                      66.5           72.2        95.6       91.5        75.1
Shares outstanding (in thousands):
   Average                                                        653,087        685,163     696,944    685,033     672,590
   Year-end                                                       681,158        665,796     697,747    693,423     677,036
Stockholders of record (year-end)                                 160,116        174,179     187,053    200,508     215,246
-------------------------------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                         3,398          3,339       3,277      3,220       3,157
Commercial                                                            527            513         497        479         464
Industrial                                                             14             15          15         16          17
Other                                                                   5              4           5          5           5
-------------------------------------------------------------------------------------------------------------------------------
Total                                                               3,944          3,871       3,794      3,720       3,643
===============================================================================================================================
Employees (year-end)                                               26,021         26,269      25,206     24,682      25,034
-------------------------------------------------------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Southern Company and Subsidiary Companies 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------
                                                               2000           1999        1998       1997        1996
-----------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions):
Residential                                                $  3,367         $3,105      $3,163     $2,837      $2,894
Commercial                                                    2,922          2,743       2,763      2,595       2,559
Industrial                                                    2,292          2,237       2,267      2,139       2,136
Other                                                            32              1          79         76          76
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                  8,613          8,086       8,272      7,647       7,665
Sales for resale within service area                            377            350         374        376         409
Sales for resale outside service area                           600            473         522        510         429
-----------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                      9,590          8,909       9,168      8,533       8,503
Other revenues                                                  476            408         331        241         172
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $10,066         $9,317      $9,499     $8,774      $8,675
=======================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                  46,213         43,402      43,503     39,217      40,117
Commercial                                                   46,249         43,387      41,737     38,926      37,993
Industrial                                                   56,746         56,210      55,331     54,196      52,798
Other                                                           970            945         929        903         911
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                150,178        143,944     141,500    133,242     131,819
Sales for resale within service area                          9,579          9,440       9,847      9,884      10,935
Sales for resale outside service area                        17,190         12,929      12,988     13,761      10,777
-----------------------------------------------------------------------------------------------------------------------
Total                                                       176,947        166,313     164,335    156,887     153,531
=======================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                    7.29           7.15        7.27       7.23        7.21
Commercial                                                     6.32           6.32        6.62       6.67        6.74
Industrial                                                     4.04           3.98        4.10       3.95        4.04
Total retail                                                   5.74           5.62        5.85       5.74        5.81
Sales for resale                                               3.65           3.68        3.92       3.75        3.86
Total sales                                                    5.42           5.36        5.58       5.44        5.54
Average Annual Kilowatt-Hour
   Use Per Residential Customer                              13,702         13,107      13,379     12,296      12,824
Average Annual Revenue Per Residential Customer             $998.38        $937.81     $972.89    $889.50     $925.12
Plant Nameplate Capacity Owned (year-end) (megawatts)        32,807         31,425      31,161     31,146      31,076
Maximum Peak-Hour Demand (megawatts):
Winter                                                       26,370         25,203      21,108     22,969      22,631
Summer                                                       31,359         30,578      28,934     27,334      27,190
System Reserve Margin (at peak) (percent)                       8.1            8.5        12.8       15.0        14.0
Annual Load Factor (percent)                                   60.2           59.2        60.0       59.4        62.3
Plant Availability (percent):
Fossil-steam                                                   86.8           83.3        85.2       88.2        86.4
Nuclear                                                        90.5           89.9        87.8       88.8        89.7
-----------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                           72.3           73.1        72.8       74.7        73.3
Nuclear                                                        15.1           15.7        15.4       16.5        16.7
Hydro                                                           1.5            2.3         3.9        4.3         4.1
Oil and gas                                                     4.0            2.8         3.3        1.7         1.5
Purchased power                                                 7.1            6.1         4.6        2.8         4.4
-----------------------------------------------------------------------------------------------------------------------
Total                                                         100.0          100.0       100.0      100.0       100.0
=======================================================================================================================

                             ALABAMA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 2000 Annual Report


The management of Alabama Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Alabama Power Company in conformity with accounting principles generally accepted in the United States.





/s/Elmer B. Harris
Elmer B. Harris
President
and Chief Executive Officer



/s/William B. Hutchins, III
William B. Hutchins, III
Executive Vice President,
Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2000 and 1999, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-55 through II-73) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




/s/Arthur Andersen LLP
Birmingham, Alabama
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 2000 Annual Report


RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 2000 net income after dividends on preferred stock was $420 million, representing a $20 million (5 percent) increase from the prior year. This improvement is primarily attributable to an increase in territorial sales partially offset by increased non-fuel operating expenses.

    In 1999, earnings were $400 million, representing a 6 percent increase from the prior year. This increase was due to a decrease in amortization related to premiums paid to reacquire debt pursuant to an Alabama Public Service Commission
(APSC) order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details.

    The return on average common equity for 2000 was 13.58 percent compared to
13.85 percent in 1999, and 13.63 percent in 1998.

Revenues

Operating revenues for 2000 were $3.7 billion, reflecting an increase from 1999. The following table summarizes the principal factors that have affected operating revenues for the past two years:

                                            Increase (Decrease)
                                 Amount       From Prior Year
                           ----------------------------------------
                                   2000      2000            1999
-------------------------------------------------------------------
                                        (in thousands)
Retail --
Base revenues                $2,108,939  $ 80,264        $ 10,022
Fuel cost recovery
  and other                     843,768    61,326          20,418
-------------------------------------------------------------------
Total retail                  2,952,707    141,590         30,440
-------------------------------------------------------------------
Sales for resale --
   Non affiliates               461,730    46,353         (33,596)
   Affiliates                   166,219    73,780         (11,123)
-------------------------------------------------------------------
Total sales for resale          627,949   120,133         (44,719)
Other operating
   revenues                      86,805    20,264          13,380
-------------------------------------------------------------------
Total operating
   revenues                  $3,667,461  $281,987        $  (899)
===================================================================
Percent change                               8.33%         (0.03)%
--------------------------------------------------------------------

     Retail revenues of $3.0 billion in 2000 increased $142 million (5 percent) from the prior year, compared with an increase of $30 million (1.1 percent) in 1999. The primary contributors to the increase in revenues in 2000 were the positive impact of weather on energy sales, continued economic growth in the Company's service territory, and an increase in fuel revenues. Fuel revenues have no effect on net income because they represent the recording of revenues to offset fuel expenses, including the fuel component of purchased energy. Fuel rates billed to customers are designed to fully recover fluctuating fuel costs over a period of time. Higher natural gas prices and decreased hydro production combined with increased costs of purchased power have resulted in a large under-recovery of fuel costs at December 31, 2000. Effective January 2001, the Company's fuel rate was increased to address this under-recovery. The Company expects to significantly reduce this balance over a three-year period.

Alabama Power Company 2000 Annual Report


    The $20 million (30.5 percent) increase in other operating revenues in 2000 as compared to 1999 was due primarily to an increase in steam sales in conjunction with the operation of the Company's co-generation facilities.

    Retail revenues in 1999 increased $30 million (1.1 percent) over 1998. The predominant factors causing the rise in revenues in 1999 were continued growth in the Company's service territory, as well as an increase in fuel revenues. These increases were offset by the effect of milder temperatures in 1999 as compared to 1998.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy energy and energy sold under short-term contracts are also sold for resale outside the service area. Revenues from long-term power contracts have both a capacity and energy component. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity and energy components of the unit power contracts were as follows:

                           2000         1999        1998
                  ---------------------------------------
                                   (in millions)

 Capacity                  $127         $122        $142
 Energy                     128          112         118
 --------------------------------------------------------
 Total                     $255         $234        $260
 ========================================================

    Capacity revenues from non-affiliates were relatively unchanged in 2000 compared to the prior year. Capacity revenues from non-affiliates in 1999 decreased 13.9 percent compared to 1998. This decrease was attributable to the lowering of the equity return under formula rate contracts, as well as other adjustments and true-ups related to contractual pricing.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

    Kilowatt-hour (KWH) sales for 2000 and the percent change by year were as follows:

                                  KWH        Percent Change
                         --------------------------------------
                                 2000     2000        1999
                         --------------------------------------
                           (millions)

Residential                   16,772      6.8%       (0.6)%
Commercial                    12,989      5.5         3.4
Industrial                    22,101      0.7         1.7
Other                            206      2.3         2.3
                         ------------
Total retail                  52,068      3.8         1.4
Sales for resale -
   Non-affiliates             14,848     19.4         5.0
   Affiliates                  5,369      6.7       (15.8)
                         ------------
Total                         72,285      6.9%        0.5%
---------------------------------------------------------------

    The increases in 2000 and 1999 retail energy sales were primarily due to the strength of business and economic conditions in the Company's service area. In 2000, residential energy sales experienced a 6.8 percent increase over the prior year primarily as a result of warmer summer temperatures and cold winter weather conditions compared to 1999. Assuming normal weather, sales to retail customers are projected to grow approximately 2.9 percent annually on average during 2001 through 2005.

Expenses

In 2000, total operating expenses of $2.7 billion were up $235 million or 9.4 percent compared with the prior year. This increase was mainly due to a $183 million increase in fuel and purchased power costs, accompanied by a $23 million increase in maintenance expenses.

    In 1999, total operating expenses of $2.5 billion decreased $13 million or
0.5 percent compared with 1998. This decline was mainly due to a $15 million net decrease in fuel and purchased power costs and a $23 million decrease in maintenance expense, offset by an increase in taxes other than income taxes of $12 million.

Alabama Power Company 2000 Annual Report


    Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                    --------------------------
                                     2000     1999       1998
                                    --------------------------
Total generation
    (billions of KWHs)                 65       63         63
Sources of generation
    (percent) --
      Coal                             72       72         72
      Nuclear                          19       20         18
      Hydro                             3        5          8
      Oil & Gas                         6        3          2
Average cost of fuel per net
    KWH generated
      (cents) --                     1.54     1.44       1.54
--------------------------------------------------------------

    In 2000, total fuel and purchased power costs of $1.3 billion increased $183 million (16 percent), while total energy sales increased 4,658 million kilowatt hours (6.9 percent) compared with the amounts recorded in 1999. Fuel and purchased power costs in 1999 decreased $15 million (1 percent) compared to 1998.

    Purchased power consists of purchases from affiliates in the Southern electric system and non-affiliated companies. Purchased power transactions among the Company and its affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. During 2000, purchased power transactions among the Company and non-affiliates increased $72 million (77 percent) due to higher costs associated with these energy purchases and to offset decreased hydro generation, which was down significantly compared to 1999 as a result of lower stream flows.

    The 8.4 percent increase in maintenance expense in 2000 as compared to 1999 is primarily attributable to an increase in the maintenance of overhead distribution lines and additional accruals to partially replenish the natural disaster reserve. The 7.5 percent decrease in maintenance expenses in 1999 is primarily attributable to a decrease in distribution expenses.

    Depreciation and amortization expense increased 4.9 percent in 2000 and 2.6 percent in 1999. These increases reflect additions to property, plant, and equipment.

    Taxes other than income taxes increased $5 million (2.5 percent) in 2000 as compared to 1999. This increase is attributable to increases in real and personal property taxes and public utility license taxes.

    Total net interest and other charges increased $7 million (2.7 percent) in 2000. This increase results primarily from an increase in interest on long-term debt offset by a decrease in other interest charges. Total net interest and other charges decreased $38 million (12.3 percent) in 1999 primarily from a decrease in the amortization of premiums on reacquired debt pursuant to an APSC order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factor is the ability of the Company to achieve energy sales growth while containing cost in a more competitive environment.

    The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in the

Alabama Power Company 2000 Annual Report


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

    The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and/or commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Alabama, none have been enacted. In October 2000, the APSC completed a two-year study of electric industry restructuring, concluding that (i) restructuring of the electric utility industry in Alabama was not in the public interest and (ii) the APSC itself would not mandate retail competition or electric industry restructuring without enabling state legislation. Electric utility restructuring would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the current energy crisis in California. As a result of this crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. The inability of the Company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the Company's financial statements.

   Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if the Company does not remain a low-cost producer and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings.

   On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. After participating in the regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing with the FERC. Southern Company and its integrated southeast utility subsidiaries, including the Company, filed on October 16, 2000, a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of the Company and any other participating utilities. Participants would have the option to either maintain their ownership, divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of an RTO is not expected to have a material impact on the Company's financial statements. The outcome of this matter cannot now be determined.

   The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators to sell power largely free of regulation under PUHCA. These entities are able to own and operate power generating facilities and sell power to affiliates--under certain restrictions.

   The Company is constructing 1,230 megawatts of wholesale generating facilities in Autaugaville, Alabama to begin operation in 2003. Half of this capacity has been certified by the APSC to serve the Company's retail customers

Alabama Power Company 2000 Annual Report



for seven years. The other half of the capacity will be sold into the wholesale market and will not affect retail rates.

   Southern Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets. In January 2001, Southern Company announced the formation of a new subsidiary--Southern Power Company
(SPC). The new subsidiary will own, manage, and finance wholesale generating assets in the Southeast. SPC will be the primary growth engine for Southern Company's market-based energy business. Energy from its assets will be marketed to wholesale customers under the Southern Company name.

   Currently, the Company plans to transfer the generating facilities under construction in Autaugaville to SPC in 2001. The Company will enter into a purchased power agreement for half of the capacity of these generating facilities to serve its territorial customers.

    In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $54 million in 2000. Pension plan income in 2001 is expected to be less as a result of plan amendments. Future pension income is dependent on several factors including trust earnings and changes to the plan. For more information, see Note 2.

    Rates to retail customers served by the Company are regulated by the APSC. Rates for the Company can be adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. There is a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

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

    In April 2000, the APSC approved an amendment to the Company's existing rate structure to provide for the recovery of retail costs associated with certified purchased power agreements. In November 2000, the APSC certified a seven-year purchased power agreement pertaining to 615 megawatts of the Company's wholesale generating facilities under construction in Autaugaville, Alabama, all of which will be delivered in 2003. In addition, the APSC certified a seven-year purchased power agreement with a third party for approximately 630 megawatts; one half of the power will be delivered in 2003 while the remaining half is scheduled for delivery in 2004.

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

    The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry -- including the Company -- regarding the recognition, measurement, and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the FASB is reviewing the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under

Alabama Power Company 2000 Annual Report



"Regulatory Assets and Liabilities" for additional information.

New Accounting Standard

In June 2000, FASB issued Statement No. 138, an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   The Company utilizes financial instruments to reduce its exposure to changes in foreign currency exchange rates. The Company also enters into commodity related forward contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales.

   Substantially all of the Company's bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

   The Company adopted Statement No. 133 effective January 1, 2001, with no material impact. The application of the new rules is still evolving and further guidance from FASB is expected, which could additionally impact the Company's financial statements.

Exposure to Market Risk

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2000, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Also, based on the Company's overall interest rate exposure at December 31, 2000, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

FINANCIAL CONDITION

Overview

The Company's financial condition remained stable in 2000. This stability is the continuation over recent years of growth in retail energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The Company had gross property additions of $871 million in 2000. The majority of funds needed for gross property additions for the last several years have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The Company's ratio of common equity to total capitalization -- including short-term debt -- was 42.2 percent in 2000 and 42.4 percent in 1999 and 1998.

    During 2000, the Company issued $250 million of senior notes, the proceeds of which were used primarily to repay short-term indebtedness.

Capital Requirements

Capital expenditures are estimated to be $735 million for 2001, $891 million for 2002, and $625 million for 2003. See Note 4 to the financial statements for additional details.


   Actual construction costs may vary from estimates because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor,

Alabama Power Company 2000 Annual Report


equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

The Company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act Amendments (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected the integrated Southeast utility subsidiaries of Southern Company, including the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995 and some 50 generating plants within the operating companies of Southern Company were brought into compliance with Phase I requirements.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I compliance totaled approximately $25 million for the Company.

    Phase II sulfur dioxide compliance was required in 2000. The Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits. Compliance with Phase II increased total construction expenditures through 2000 by $63 million

    The one-hour ozone non-attainment standards for the Birmingham area have been set and must be implemented in May 2003. Two generating plants will be affected in the Birmingham area. Additional construction expenditures for compliance with these new rules are currently estimated at approximately $230 million.

    In July 1997, the Environmental Protection Agency (EPA), revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U. S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

    In September 1998, the EPA issued the final regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004. The final rule affects 21 states including Alabama. If standards and rules for implementation are upheld, the additional construction expenditures for compliance are estimated at approximately $189 million.

    A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    On November 3, 1999, the EPA brought a civil action against the Company in the U. S. District Court. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Plants Miller, Barry, and Gorgas. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued a notice of violation to the Company relating to these specific facilities, as well as Plants Greene County and Gaston. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and notice of violation allege that the Company had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted the Company's motion to dismiss for lack of jurisdiction in Georgia and granted the system service

Alabama Power Company 2000 Annual Report


company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against the Company in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. The Company believes that it complied with applicable laws and EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

    In December 2000, the EPA completed its utility studies for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls would likely be required around 2010. Litigation of the BART rules is probable in the near future.

    Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup costs and will recognize in the financial statements costs to clean up known sites. The Company has not incurred any cleanup costs to date.

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

Sources of Capital

The Company plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings - if needed - will depend on market conditions and regulatory approval. In recent years, financings primarily have utilized unsecured debt and trust preferred securities.

Alabama Power Company 2000 Annual Report


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

Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning projected retail sales growth and scheduled completion of new generation. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the extent and timing of the entry of additional competition in the markets of the Company; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by the Company; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.


STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Alabama Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 2000                1999               1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating Revenues:
Retail sales                                                               $2,952,707          $2,811,117         $2,780,677
Sales for resale --
  Non-affiliates                                                              461,730             415,377            448,973
  Affiliates                                                                  166,219              92,439            103,562
Other revenues                                                                 86,805              66,541             53,161
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                    3,667,461           3,385,474          3,386,373
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                        963,275             855,632            900,309
  Purchased power --
    Non-affiliates                                                            164,881              93,204             92,998
    Affiliates                                                                184,014             180,563            150,897
  Other                                                                       538,529             531,696            527,954
Maintenance                                                                   301,046             277,724            300,383
Depreciation and amortization                                                 364,618             347,574            338,822
Taxes other than income taxes                                                 209,673             204,645            193,049
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    2,726,036           2,491,038          2,504,412
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                              941,425             894,436            881,961
Other Income (Expense):
Interest income                                                                38,167              55,896             68,553
Equity in earnings of unconsolidated subsidiaries (Note 5)                      3,156               2,650              5,271
Other, net                                                                     (7,909)            (24,861)           (37,050)
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                                     974,839             928,121            918,735
-----------------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                         251,663             245,235            285,940
Distributions on preferred securities of subsidiary (Note 8)                   25,549              24,662             22,354
-----------------------------------------------------------------------------------------------------------------------------
Total interest and other, net                                                 277,212             269,897            308,294
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                  697,627             658,224            610,441
Income taxes (Note 7)                                                         261,555             241,880            218,575
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    436,072             416,344            391,866
Dividends on Preferred Stock                                                   16,156              16,464             14,643
-----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                              $  419,916          $  399,880         $  377,223
=============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Alabama Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Operating Activities:
Net income                                                                     $ 436,072            $ 416,344           $ 391,866
Adjustments to reconcile net income
  to net cash provided from operating activities --
       Depreciation and amortization                                             412,998              403,332             425,167
       Deferred income taxes and investment tax credits, net                      66,166               29,039              79,430
       Other, net                                                                (37,703)             (12,661)            (66,739)
       Changes in certain current assets and liabilities --
          Receivables, net                                                      (125,652)              33,509              49,747
          Fossil fuel stock                                                       23,967               (1,344)             (9,052)
          Materials and supplies                                                 (10,662)             (17,968)             11,932
          Accounts payable                                                       107,702              (38,556)             26,583
          Energy cost recovery, retail                                           (69,190)             (97,869)            (95,427)
          Other                                                                   23,336                5,930              (9,803)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      827,034              719,756             803,704
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (870,581)            (809,044)           (610,132)
Other                                                                            (49,414)             (72,218)            (52,940)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (919,995)            (881,262)           (663,072)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                        184,519               96,824            (306,882)
Proceeds --
  Other long-term debt                                                           250,000              751,650           1,462,990
  Preferred securities                                                                 -               50,000                   -
  Preferred stock                                                                      -                    -             200,000
  Capital contributions from parent company                                      204,371              204,347              30,000
Redemptions --
  First mortgage bonds                                                          (111,009)            (470,000)           (771,108)
  Other long-term debt                                                            (5,987)            (104,836)           (107,776)
  Preferred stock                                                                      -              (50,000)            (88,000)
Payment of preferred stock dividends                                             (16,110)             (15,788)            (15,596)
Payment of common stock dividends                                               (417,100)            (399,600)           (367,100)
Other                                                                               (951)             (15,864)            (66,869)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                       87,733               46,733             (30,341)
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                           (5,228)            (114,773)            110,291
Cash and Cash Equivalents at Beginning of Period                                  19,475              134,248              23,957
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $ 14,247             $ 19,475           $ 134,248
==================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                          $237,066             $229,305            $234,360
  Income taxes (net of refunds)                                                  175,303              170,121             188,942
----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 2000 and 1999
Alabama Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          2000                     1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                                $    14,247               $   19,475
Receivables --
  Customer accounts receivable                                                               337,870                  265,900
  Under-recovered retail fuel clause revenue                                                 237,817                  168,627
  Other accounts and notes receivable                                                         60,315                   42,137
  Affiliated companies                                                                        95,704                   40,083
  Accumulated provision for uncollectible accounts                                            (6,237)                  (4,117)
Refundable income taxes                                                                            -                   17,997
Fossil fuel stock, at average cost                                                            60,615                   84,582
Materials and supplies, at average cost                                                      178,299                  167,637
Other                                                                                         52,624                   46,011
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       1,031,254                  848,332
---------------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                                12,431,575               11,783,078
Less accumulated provision for depreciation                                                5,107,822                4,901,384
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           7,323,753                6,881,694
Nuclear fuel, at amortized cost                                                               94,050                  106,836
Construction work in progress                                                                744,974                  715,153
---------------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                       8,162,777                7,703,683
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries (Note 5)                                    38,623                   34,891
Nuclear decommissioning trusts                                                               313,895                  286,653
Other                                                                                         13,612                   12,156
---------------------------------------------------------------------------------------------------------------------------------
Total other property and investments                                                         366,130                  333,700
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 7)                                            345,550                  330,405
Prepaid pension costs                                                                        268,259                  213,971
Debt expense, being amortized                                                                  8,758                    9,563
Premium on reacquired debt, being amortized                                                   76,020                   83,895
Department of Energy assessments                                                              24,588                   27,685
Other                                                                                         95,772                   97,470
---------------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                      818,947                  762,989
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $10,379,108               $9,648,704
=================================================================================================================================
The accompanying notes are an integral part of these balance sheets.



BALANCE SHEETS
At December 31, 2000 and 1999
Alabama Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                         2000                     1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Current Liabilities:
Securities due within one year (Note 10)                                              $       844               $  100,943
Notes payable                                                                             281,343                   96,824
Accounts payable --
  Affiliated                                                                              124,534                   91,315
  Other                                                                                   209,205                  140,842
Customer deposits                                                                          36,814                   31,704
Taxes accrued --
  Income taxes                                                                             65,505                  100,569
  Other                                                                                    19,471                   18,295
Interest accrued                                                                           33,186                   26,365
Vacation pay accrued                                                                       31,711                   30,112
Other                                                                                      97,743                   84,267
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 900,356                  721,236
------------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                            3,425,527                3,190,378
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                              1,401,424                1,240,344
Deferred credits related to income taxes (Note 7)                                         222,485                  265,102
Accumulated deferred investment tax credits                                               249,280                  260,367
Employee benefits provisions                                                               84,816                   82,298
Prepaid capacity revenues (Note 6)                                                         58,377                   79,703
Other                                                                                     176,559                  155,901
------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                            2,192,941                2,083,715
------------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements) (Note 8)                               347,000                  347,000
------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock (See accompanying statements)                                  317,512                  317,512
------------------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                               3,195,772                2,988,863
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                            $10,379,108               $9,648,704
==============================================================================================================================
The accompanying notes are an integral part of these balance sheets.




STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Alabama Power Company 2000 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                           2000             1999            2000             1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)              (percent of total)
Long-Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           --------------
       March 1, 2000                      6.00%                      $        -       $  100,000
       2023 through 2024                  7.30% - 9.00%                 488,991          500,000
----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              488,991          600,000
----------------------------------------------------------------------------------------------------------------------------------
Senior notes --
       5.35% due November 15, 2003                                      156,200          156,200
       7.850% due May 15, 2003                                          250,000                -
       7.125% due August 15, 2004                                       250,000          250,000
       5.49% due November 1, 2005                                       225,000          225,000
       7.125% due October 1, 2007                                       200,000          200,000
       5.375% due October 1, 2008                                       160,000          160,000
       6.25% to 7.125% due 2010-2048                                  1,202,581        1,207,622
----------------------------------------------------------------------------------------------------------------------------------
Total senior notes                                                    2,443,781        2,198,822
----------------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
     Pollution control revenue bonds --
       Collateralized:
         5.50% due 2024                                                  24,400           24,400
         Variable rates (4.73% to 5.05% at 1/1/01)
           due 2015-2017                                                 89,800           89,800
       Non-collateralized:
         6.69% due 2021                                                  65,000                -
         Variable rates (3.50% to 5.30% at 1/1/01)
           due 2021-2028                                                360,940          425,940
----------------------------------------------------------------------------------------------------------------------------------
Total other long-term debt (Note 9)                                     540,140          540,140
----------------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                             4,165            5,111
----------------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                                (50,706)         (52,752)
----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $179.6 million)                                      3,426,371        3,291,321
Less amount due within one year                                             844          100,943
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                  $3,425,527       $3,190,378           46.9%            46.6%
----------------------------------------------------------------------------------------------------------------------------------



STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2000 and 1999
Alabama Power Company 2000 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                           2000             1999            2000             1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)             (percent of total)
Company Obligated Mandatorily
  Redeemable Preferred Securities:  (Note 8)
$25 liquidation value --
  7.375%                                                             $   97,000       $   97,000
  7.60%                                                                 200,000          200,000
Auction rate (6.52% at 1/1/01)                                           50,000           50,000
----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $25.6 million)                347,000          347,000             4.8              5.1
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par or stated value --
  4.20% to 4.92%                                                         47,512           47,512
$25 par or stated value --
  5.20% to 5.83%                                                        200,000          200,000
Auction rates -- at 1/1/01
  5.14% to 5.25%                                                         70,000           70,000
----------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $16.5 million)                    317,512          317,512             4.4              4.6
----------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized  - 6,000,000 shares
  Outstanding - 5,608,955 shares in 2000 and 1999
  Par value                                                             224,358          224,358
  Paid-in capital                                                     1,743,363        1,538,992
  Premium on Preferred Stock                                                 99               99
Retained earnings                                                     1,227,952        1,225,414
----------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                     3,195,772        2,988,863            43.9             43.7
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                 $7,285,811       $6,843,753          100.0%            100.0%
==================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Alabama Power Company 2000 Annual Report


---------------------------------------------------------------------------------------------------------------------------
                                                                                 Premium on
                                                     Common         Paid-In      Preferred      Retained
                                                      Stock         Capital        Stock        Earnings        Total
---------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

Balance at January 1, 1998                          $224,358      $1,304,645           $99      $1,221,467       $2,750,569
Net income after dividends on preferred stock              -               -             -         377,223          377,223
Capital contributions from parent company                  -          30,000             -               -           30,000
Cash dividends on common stock                             -               -             -        (367,100)        (367,100)
Other                                                      -               -             -          (6,625)          (6,625)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         224,358       1,334,645            99       1,224,965        2,784,067
Net income after dividends on preferred stock              -               -             -         399,880          399,880
Capital contributions from parent company                  -         204,347             -               -          204,347
Cash dividends on common stock                             -               -             -        (399,600)        (399,600)
Other                                                      -               -             -             169              169
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         224,358       1,538,992            99       1,225,414        2,988,863
Net income after dividends on preferred stock              -               -             -         419,916          419,916
Capital contributions from parent company                  -         204,371             -               -          204,371
Cash dividends on common stock                             -               -             -        (417,100)        (417,100)
Other                                                      -               -             -            (278)            (278)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $224,358      $1,743,363           $99      $1,227,952       $3,195,772
============================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 2000 Annual Report

1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

General

Alabama Power Company (the Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five integrated Southeast utilities, a system service company (SCS), Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Nuclear Operating Company (Southern Nuclear), Mirant Corporation--formerly Southern Energy, Inc.-- and other direct and indirect subsidiaries. The integrated Southeast utilities --Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company-- provide electric service in four states. Contracts among the integrated Southeast utilities - related to jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern LINC provides digital wireless communications services to the integrated Southeast utilities and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant acquires, develops, builds, owns, and operates power production and delivery facilities and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the southeastern United States.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Alabama Public Service Commission
(APSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by its respective regulatory commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Related-Party Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool transactions. Costs for these services amounted to $187 million, $218 million, and $201 million during 2000, 1999, and 1998, respectively.

   The Company also has an agreement with Southern Nuclear to operate Plant Farley and provide the following nuclear-related services at cost: general executive and advisory services; general operations, management and technical services; administrative services including procurement, accounting, statistical, and employee relations; and other services with respect to business and operations. Costs for these services amounted to $148 million, $135 million, and $137 million during 2000, 1999, and 1998, respectively.

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

Alabama Power Company 2000 Annual Report

   Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                               2000        1999
                                         -----------------------
                                              (in millions)
Deferred income tax charges                   $ 346       $ 330
Deferred income tax credits                    (222)       (265)
Premium on reacquired debt                       76          84
Department of Energy assessments                 25          28
Vacation pay                                     32          30
Natural disaster reserve                        (18)        (19)
Other, net                                       30          59
----------------------------------------------------------------
Total                                         $ 269       $ 247
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

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Alabama, and to wholesale customers in the southeast. Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel revenues have no effect on net income because they represent the recording of revenues to offset fuel expenses, including the fuel component of purchased energy. Fuel rates billed to customers are designed to fully recover fluctuating fuel costs over a period of time. Higher natural gas prices and decreased hydro production combined with increased costs of purchased power have resulted in a large under-recovery of fuel costs at December 31, 2000. Effective January 2001, the Company's fuel rate was increased to address this under-recovery. The Company expects to significantly reduce this balance over a three-year period.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continue to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $61 million in 2000, $63 million in 1999, and $59 million in 1998.

    The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by the contract, and the Company is pursuing legal remedies against the government for breach of contract. Sufficient fuel storage capacity is available at Plant Farley to maintain full-core discharge capability until the refueling outage scheduled in 2006 for Farley Unit 1 and the refueling outage scheduled in 2008 for Farley Unit 2. Procurement of on-site dry spent fuel storage capacity at Plant Farley is in progress, with the intent to place the capacity in operation as early as 2005.

    Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company estimates its remaining liability under this law to be approximately $25 million at December 31, 2000. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 2000, 1999 and 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

Alabama Power Company 2000 Annual Report


    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the APSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs - based on the most current study for Plant Farley were as follows:


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

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the APSC. The amount expensed in 2000 and fund balances as of December 31, 2000 were:

                                                (in millions)
  Amount expensed in 2000                            $ 18
  ----------------------------------------------------------

  Accumulated provisions:
      External trust funds, at fair value            $314
      Internal reserves                                38
  ----------------------------------------------------------
  Total                                              $352
  ==========================================================

    All of the Company's decommissioning costs are approved for recovery by the APSC through the ratemaking process. Significant assumptions include an estimated inflation rate of 4.5 percent and an estimated trust earnings rate of
7.0 percent. The Company expects the APSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance For Funds Used During Construction
 (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The amount of AFUDC capitalized was $43 million in 2000, $23 million in 1999, and $9 million in 1998. The composite rate used to determine the amount of allowance was 9.6 percent in 2000, 8.8 percent in 1999, and 9.0 percent in 1998. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 8.4 percent in 2000, 4.7 percent in 1999, and 1.8 percent in 1998.

Alabama Power Company 2000 Annual Report


Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property --exclusive of minor items of property -- is capitalized.

Financial Instruments

The Company uses derivative financial instruments to hedge exposures to fluctuations in foreign currency exchange rates and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

    The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk. The Company is unaware of any counterparties that will fail to meet their obligations.

    The Company has firm purchase commitments for equipment that require payment in euros. As a hedge against fluctuations in the exchange rate for euros, the Company entered into forward currency swaps. The notional amount is 16 million euros maturing in 2001 through 2002. At December 31, 2000, the unrecognized gain on these swaps was approximately $1 million.

    Other Company financial instruments for which the carrying amount did not equal fair value at December 31 are as follows:


                                       Carrying         Fair
                                        Amount         Value
                                      -------------------------
                                             (in millions)

 Long-term debt:
   At December 31, 2000                 $3,422         $3,375
   At December 31, 1999                  3,286          3,045
 Preferred Securities:
   At December 31, 2000                    347            344
   At December 31, 1999                    347            299
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

Natural Disaster Reserve

In accordance with an APSC order the Company has established a Natural Disaster Reserve. The Company is allowed to accrue $250 thousand per month, until the maximum accumulated provision of $32 million is attained. Higher accruals to restore the reserve to its authorized level are allowed whenever the balance in the reserve declines below $22.4 million. At December 31, 2000, the reserve balance was $18 million.

2.   RETIREMENT BENEFITS

The Company has defined benefit, trusteed, pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits when they retire. The Company funds trusts to the

Alabama Power Company 2000 Annual Report


extent deductible under federal income tax regulations or to the extent required by the APSC and FERC.

    In late 2000, the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase annual pension and postretirement benefits cost by approximately $8 million and $12 million, respectively.

    The measurement date for plan assets and obligations is September 30 of each year. The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                          2000        1999
------------------------------------------------------------
Discount                                  7.50%       7.50%
Annual salary increase                    5.00        5.00
Long-term return on plan assets           8.50        8.50
------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                            2000        1999
---------------------------------------------------------------
                                             (in millions)
Balance at beginning of year                $873        $868
Service cost                                  22          23
Interest cost                                 64          57
Benefits paid                                (51)        (51)
Actuarial gain and
    employee transfers                        (8)        (24)
---------------------------------------------------------------
Balance at end of year                      $900        $873
===============================================================

                                           Plan Assets
                                    ---------------------------
                                            2000        1999
---------------------------------------------------------------
                                            (in millions)
Balance at beginning of year              $1,647      $1,461
Actual return on plan assets                 302         245
Benefits paid                                (51)        (51)
Employee transfers                            23          (8)
---------------------------------------------------------------
Balance at end of year                    $1,921      $1,647
===============================================================

      The accrued pension costs recognized in the Balance Sheets were as follows:

                                              2000       1999
---------------------------------------------------------------
                                              (in millions)
Funded status                               $1,021      $ 774
Unrecognized transition obligation             (21)       (25)
Unrecognized prior service cost                 33         36
Unrecognized net actuarial gain               (765)      (571)
---------------------------------------------------------------
Prepaid asset recognized in the
    Balance Sheets                          $  268      $ 214
===============================================================

    Components of the pension plans' net periodic cost were as follows:

                                         2000      1999      1998
------------------------------------------------------------------
                                            (in millions)
Service cost                             $ 23    $  23       $ 22
Interest cost                              64       57         59
Expected return on plan assets           (119)    (109)      (102)
Recognized net actuarial gain             (20)     (14)       (16)
Net amortization                           (2)      (2)        (2)
------------------------------------------------------------------
Net pension income                       $(54)   $ (45)      $(39)
==================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                           Accumulated
                                        Benefit Obligations
                                    ---------------------------
                                            2000      1999
----------------------------------------------------------------
                                            (in millions)
Balance at beginning of year                $264       $278
Service cost                                   4          5
Interest cost                                 19         18
Benefits paid                                (12)       (10)
Actuarial gain and
    employee transfers                       (11)       (27)
---------------------------------------------------------------
Balance at end of year                      $264       $264
===============================================================

                                              Plan Assets
                                    ---------------------------
                                            2000       1999
---------------------------------------------------------------
                                             (in millions)
Balance at beginning of year                $161       $137
Actual return on plan assets                  25         18
Employer contributions                        18         16
Benefits paid                                (12)       (10)
---------------------------------------------------------------
Balance at end of year                      $192       $161
===============================================================

Alabama Power Company 2000 Annual Report


      The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                              2000       1999
---------------------------------------------------------------
                                              (in millions)
Funded status                                 $(72)     $(103)
Unrecognized transition obligation              49         53
Unrecognized net actuarial gain                (35)       (12)
Fourth quarter contributions                     4          8
---------------------------------------------------------------
Accrued liability recognized in the
    Balance Sheets                           $(54)      $ (54)
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         2000    1999     1998
---------------------------------------------------------------
                                            (in millions)
Service cost                             $  4    $  5      $ 5
Interest cost                              19      18       18
Expected return on plan assets            (13)    (11)      (9)
Net amortization                            4       4        4
---------------------------------------------------------------
Net postretirement cost                  $ 14    $ 16      $18
===============================================================

    An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 7.29 percent for 2000, decreasing gradually to 5.50 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                      $15          $14
Service and interest costs                1            1
===============================================================

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $11 million, $10 million, and $10 million, respectively.

Work Force Reduction Programs

The Company has incurred costs for work force reduction programs totaling $2.6 million, $5.6 million and $19.4 million for the years 2000, 1999 and 1998, respectively. These costs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $1.4 million at December 31, 2000.

3.  CONTINGENCIES AND REGULATORY
    MATTERS

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

   The EPA concurrently issued to the Company a notice of violation relating to these specific facilities, as well as Plants Greene County and Gaston. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and the notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and the notice of violation allege that the Company failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted the Company's motion to dismiss for lack of jurisdiction in Georgia and granted SCS's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against the Company in federal district court in Birmingham, Alabama. The EPA did not include SCS in the new complaint. The Company believes that it complied with applicable laws and the EPA's

Alabama Power Company 2000 Annual Report


regulations and interpretations in effect at the time the work in question took place.

   An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Rate Adjustment Procedures

The APSC has adopted rates that provide for periodic adjustments based upon the Company's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities into retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The rate adjustment procedures allow a return on common equity range of 13.0 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year. There is a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

    In December 1995, the APSC issued an order authorizing the Company to reduce balance sheet items -- such as plant and deferred charges -- at any time the Company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing the Company to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by the Company. In 1998, the Company - in accordance with the 1995 rate order - recorded $33 million of additional amortization of premium on reacquired debt. The Company did not record any additional amounts in 2000 or 1999.

    In April 2000, the APSC approved an amendment to the Company's existing rate structure to provide for the recovery of retail costs associated with certified purchased power agreements. In November 2000, the APSC certified a seven-year purchased power agreement pertaining to 615 megawatts of the Company's wholesale generating facilities under construction in Autaugaville, Alabama, all of which will be delivered in 2003. In addition, the APSC certified a seven-year purchased power agreement with a third party for approximately 630 megawatts; one half of the power will be delivered in 2003 while the remaining half is scheduled for delivery in 2004.

    The Company's ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

4.   FINANCING AND COMMITMENTS

Construction Program

To the extent possible, the Company's construction program is expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The Company may issue additional long-term debt and preferred securities for debt maturities, redeeming higher-cost securities, and meeting additional capital requirements.

    The Company currently estimates property additions to be $735 million in 2001, $891 million in 2002, and $625 million in 2003.

    The Company is constructing 1,230 megawatts of wholesale generating facilities in Autaugaville, Alabama to begin operation in 2003. Half of this capacity has been certified by the APSC to serve the Company's retail customers for seven years. The other half of the capacity will be sold into the wholesale market and will not affect retail rates. During 2001, the Company plans to transfer these generating facilities to Southern Power Company (SPC), the new wholesale subsidiary formed by Southern Company. If the Company transfers wholesale generation assets to SPC as planned, construction expenditures for the years 2001 through 2003 will be $598 million, $591 million and $583 million, respectively.

    During 2001, the Company expects to complete the replacement of the steam generators at Plant Farley, as well as the construction of new generating capacity at Plant Barry. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants, including the expenditures necessary to comply with environmental regulation.

    The capital budget is subject to periodic review and revision, and actual capital costs incurred may vary from estimates because of changes in such factors as: business conditions; environmental regulations; nuclear plant

Alabama Power Company 2000 Annual Report


regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Financing

The ability of the Company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The Company plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings - if needed - will depend on market conditions and regulatory approval. In recent years, financings primarily have utilized unsecured debt and trust preferred securities.

Bank Credit Arrangements

The Company maintains committed lines of credit in the amount of $925 million (including $418 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds). Of these lines, $535 million expire at various times during 2001 and $390 million expire in 2004. In certain cases, such lines require payment of a commitment fee based on the unused portion of the commitment or the maintenance of compensating balances with the banks. Because the arrangements are based on an average balance, the Company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the Company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 2000, the Company had regulatory approval to have outstanding up to $750 million of short-term borrowings.

Assets Subject to Lien

The Company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Purchased Power Commitments

The Company has entered into various long-term commitments for the purchase of electricity. Estimated total long-term obligations at December 31, 2000 were as follows:

Year                                             Commitments
----                                           ---------------
                                                (in millions)
2001                                               $   -
2002                                                   -
2003                                                  16
2004                                                  34
2005                                                  37
2006 and beyond                                      180
-----------------------------------------------------------
Total commitments                                  $ 267
===========================================================

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations at December 31, 2000, were as follows:

Year                                             Commitments
----                                           ---------------
                                                (in millions)
2001                                               $  998
2002                                                  841
2003                                                  722
2004                                                  669
2005                                                  525
2006 - 2024                                         2,287
-----------------------------------------------------------
Total commitments                                  $6,042
===========================================================

Alabama Power Company 2000 Annual Report


Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $20.9 million in 2000, $17.8 million in 1999, and $5.8 million in 1998. At December 31, 2000, estimated minimum rental commitments for noncancellable operating leases were as follows:


Year                                          Commitments
----                                         -------------
                                               (in millions)
2001                                             $ 22.2
2002                                               21.6
2003                                               21.2
2004                                               18.2
2005                                               15.5
2006 - 2017                                        44.7
-----------------------------------------------------------
Total minimum payments                           $143.4
===========================================================

5.   JOINT OWNERSHIP AGREEMENTS

The Company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, together with associated transmission facilities. The capacity of these units is sold equally to the Company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses totaled $85 million in 2000, $92 million in 1999 and $74 million in 1998, and is included in "Purchased power from affiliates" in the Statements of Income.

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

    At December 31, 2000, the capitalization of SEGCO consisted of $51 million of equity and $78 million of long-term debt on which the annual interest requirement is $5.3 million. SEGCO paid dividends totaling $5.1 million in 2000, $4.3 million in 1999, and $8.7 million in 1998, of which one-half of each was paid to the Company. SEGCO's net income was $5.9 million, $5.4 million, and $7.5 million for 2000, 1999 and 1998, respectively.

    The Company's percentage ownership and investment in jointly-owned generating plants at December 31, 2000, is as follows:

                             Total
                            Megawatt         Company
    Facility (Type)         Capacity        Ownership
 ---------------------    ------------    -------------
 Greene County                500            60.00%   (1)
    (coal)
 Plant Miller
    Units 1 and 2           1,320            91.84%   (2)
    (coal)
 -----------------------------------------------------------
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.


                             Company         Accumulated
       Facility             Investment       Depreciation
 ---------------------    --------------    ---------------
                                    (in millions)
 Greene County                $100               $ 46
 Plant Miller
    Units 1 and 2              743                312
 ----------------------------------------------------------

6.   LONG-TERM POWER SALES AGREEMENTS

General

The Company and the other integrated utility subsidiaries of Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The Company's capacity revenues amounted to $127 million in 2000, $122 million in 1999, and $142 million in 1998.

    Unit power from Plant Miller is being sold to Florida Power Corporation
(FPC), Florida Power & Light Company (FP&L), and Jacksonville Electric Authority
(JEA). Under these agreements, approximately 1,235 megawatts of capacity are
                                       II-70

Alabama Power Company 2000 Annual Report



scheduled to be sold through 2001. Thereafter, these sales will remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 2001 with a minimum of three years notice -- until the expiration of the contracts in 2010. No notices of cancellation have been received.

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

     In order to secure AMEA's advance payments and the Company's performance obligation under the contracts, the Company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the Company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the Company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases is returned to the Company. At December 31, 2000, $61.3 million of such bonds were held by the escrow agent under the contracts.

7.   INCOME TAXES

At December 31, 2000, the tax-related regulatory assets and liabilities were $346 million and $222 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the income tax provisions are as follows:

                                      2000       1999       1998
                                 --------------------------------
                                           (in millions)
Total provision for income taxes:
Federal --
 Current                              $168       $194       $123
 Deferred                               60         24         72
-----------------------------------------------------------------
                                       228        218        195
-----------------------------------------------------------------
State --
  Current                               27         19         16
  Deferred                               7          5          7
------------------------------------------------------ ----------
                                        34         24         23
-----------------------------------------------------------------
Total                                 $262       $242       $218
=================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:


                                                   2000     1999
                                               ------------------
                                                  (in millions)
Deferred tax liabilities:
    Accelerated depreciation                      $ 992     $884
    Property basis differences                      405      419
    Fuel cost adjustment                             93       65
    Premium on reacquired debt                       30       31
    Pensions                                         75       60
    Other                                            12       11
-----------------------------------------------------------------
Total                                             1,607    1,470
-----------------------------------------------------------------
Deferred tax assets:
    Capacity prepayments                            18        24
    Other deferred costs                            14        25
    Postretirement benefits                         24        22
    Unbilled revenue                                23        13
    Other                                           81        63
-----------------------------------------------------------------
Total                                              160       147
-----------------------------------------------------------------
Net deferred tax liabilities                     1,447     1,323
Portion included in current liabilities, net      (46)       (83)
-----------------------------------------------------------------
Accumulated deferred income taxes
    in the Balance Sheets                       $1,401    $1,240
=================================================================

Alabama Power Company 2000 Annual Report


    Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $11 million in 2000, 1999, and 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      2000     1999     1998
                                     --------------------------
Federal statutory rate                35.0%    35.0%    35.0%
State income tax,
  net of federal deduction             3.1      2.4      2.5
Non-deductible book
  depreciation                         1.4      1.6      1.5
Differences in prior years'
  deferred and current tax rates      (1.3)    (1.3)    (1.6)
Other                                 (0.7)    (0.9)    (1.6)
---------------------------------------------------------------
Effective income tax rate             37.5%    36.8%    35.8%
===============================================================

    Southern Company files a consolidated federal and certain state income tax returns. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

8.   COMPANY OBLIGATED MANDATORILY
     REDEEMABLE PREFERRED SECURITIES

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
Trust III     2/1999      50    Auction       52      2/2029

    Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above. The distribution rate of Trust III's auction rate securities was 6.52% at January 1, 2001.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trusts' payment obligations with respect to the preferred securities.

    The Trusts are subsidiaries of the Company and, accordingly, are consolidated in the Company's financial statements.

9.   OTHER LONG-TERM DEBT

Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $114.2 million of such pollution control obligations, the Company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements. No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

   In May 2000, the Company issued $250 million of unsecured senior notes. The proceeds of this issuance were used to repay short-term indebtedness. All of the Company's senior notes are, in effect, subordinated to all secured debt of the Company, including its first mortgage bonds.

   The estimated aggregate annual maturities of capitalized lease obligations through 2005 are as follows: $0.8 million in 2001, $0.9 million in 2002, $0.9 million in 2003, $1.0 million in 2004 and $0.1 million in 2005.

10.   SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                          2000          1999
                                        ------------------------
                                              (in thousands)
  First mortgage bond maturities
     and redemptions                      $  -      $100,000
  Other long-term debt maturities
     (Note 9)                              844           943
  -------------------------------------------------------------
  Total long-term debt due within
     one year                             $844      $100,943
  =============================================================


   The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long

Alabama Power Company 2000 Annual Report


as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions, or a combination thereof.

11.   NUCLEAR INSURANCE

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for the Company under the three NEIL policies would be $17 million.

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

12.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 2000, retained earnings of $796 million were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture.

13.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 2000 and 1999 are as follows:

                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended              Revenues      Income        Stock
--------------------    -----------------------------------------
                                     (in millions)

March 2000                  $  746           $172         $ 68
June 2000                      900            229          103
September 2000               1,137            390          209
December 2000                  884            151           40

March 1999                  $  714           $162         $ 63
June 1999                      823            209           93
September 1999               1,116            388          201
December 1999                  733            136           43
-----------------------------------------------------------------

The Company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA 1996-2000
Alabama Power Company 2000 Annual Report


---------------------------------------------------------------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                    $3,667,461      $3,385,474      $3,386,373      $3,149,111      $3,120,775
Net Income after Dividends
  on Preferred Stock (in thousands)                    $419,916        $399,880        $377,223        $375,939        $371,490
Cash Dividends
  on Common Stock (in thousands)                       $417,100        $399,600        $367,100        $339,600        $347,500
Return on Average Common Equity (percent)                 13.58           13.85           13.63           13.76           13.75
Total Assets (in thousands)                         $10,379,108      $9,648,704      $9,225,698      $8,812,867      $8,733,846
Gross Property Additions (in thousands)                $870,581        $809,044        $610,132        $451,167        $425,024
---------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                  $3,195,772      $2,988,863      $2,784,067      $2,750,569      $2,714,277
Preferred stock                                         317,512         317,512         317,512         255,512         340,400
Company obligated mandatorily
  redeemable preferred securities                       347,000         347,000         297,000         297,000          97,000
Long-term debt                                        3,425,527       3,190,378       2,646,566       2,473,202       2,354,006
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)        $7,285,811      $6,843,753      $6,045,145      $5,776,283      $5,505,683
================================================================================================================================-
Capitalization Ratios (percent):
Common stock equity                                        43.9            43.7            46.1            47.6            49.3
Preferred stock                                             4.4             4.6             5.3             4.4             6.2
Company obligated mandatorily
  redeemable preferred securities                           4.8             5.1             4.9             5.2             1.7
Long-term debt                                             46.9            46.6            43.7            42.8            42.8
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)             100.0           100.0           100.0           100.0           100.0
================================================================================================================================-
Security Ratings:
First Mortgage Bonds -
    Moody's                                                  A1              A1              A1              A1              A1
    Standard and Poor's                                       A              A+              A+              A+              A+
    Fitch                                                  AA-*             AA-             AA-             AA-             AA-
Preferred Stock -
    Moody's                                                  a2              a2              a2              a2              a2
    Standard and Poor's                                    BBB+              A-               A               A               A
    Fitch                                                    A*               A               A              A+              A+
Unsecured Long-Term Debt -
    Moody's                                                  A2              A2              A2              A2               -
    Standard and Poor's                                       A               A               A               A               -
    Fitch                                                   A+*              A+              A+              A+               -
================================================================================================================================-
Customers (year-end):
Residential                                           1,132,410       1,120,574       1,106,217       1,092,161       1,073,559
Commercial                                              193,106         188,368         182,738         177,362         171,827
Industrial                                                4,819           4,897           5,020           5,076           5,100
Other                                                       745             735             733             728             732
---------------------------------------------------------------------------------------------------------------------------------
Total                                                 1,331,080       1,314,574       1,294,708       1,275,327       1,251,218
================================================================================================================================-
Employees (year-end):                                     6,871           6,792           6,631           6,531           6,865
---------------------------------------------------------------------------------------------------------------------------------
*Effective 1/22/01 the Fitch Security Ratings for First Mortgage Bonds, Preferred Stock, and
 Unsecured Long-Term Debt are A+, A-, and A respectively.




SELECTED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Alabama Power Company 2000 Annual Report



-----------------------------------------------------------------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                           $ 1,222,509      $1,145,646     $ 1,133,435       $ 997,507       $ 998,806
Commercial                                                854,695         807,098         779,169         724,148         696,453
Industrial                                                859,668         843,090         853,550         775,591         759,628
Other                                                      15,835          15,283          14,523          13,563          13,729
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                            2,952,707       2,811,117       2,780,677       2,510,809       2,468,616
Sales for resale  - non-affiliates                        461,730         415,377         448,973         431,023         391,669
Sales for resale  - affiliates                            166,219          92,439         103,562         161,795         216,620
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                3,580,656       3,318,933       3,333,212       3,103,627       3,076,905
Other revenues                                             86,805          66,541          53,161          45,484          43,870
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $3,667,461      $3,385,474      $3,386,373      $3,149,111      $3,120,775
==================================================================================================================================-
Kilowatt-Hour Sales (in thousands):
Residential                                            16,771,821      15,699,081      15,794,543      14,336,408      14,593,761
Commercial                                             12,988,728      12,314,085      11,904,509      11,330,312      10,904,476
Industrial                                             22,101,407      21,942,889      21,585,117      20,727,912      19,999,258
Other                                                     205,827         201,149         196,647         180,389         192,573
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                           52,067,783      50,157,204      49,480,816      46,575,021      45,690,068
Sales for resale  - non-affiliates                     14,847,533      12,437,599      11,840,910      12,329,480       9,491,237
Sales for resale  - affiliates                          5,369,474       5,031,781       5,976,099       8,993,326      10,292,066
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  72,284,790      67,626,584      67,297,825      67,897,827      65,473,371
==================================================================================================================================-
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                  7.29            7.30            7.18            6.96            6.84
Commercial                                                   6.58            6.55            6.55            6.39            6.39
Industrial                                                   3.89            3.84            3.95            3.74            3.80
Total retail                                                 5.67            5.60            5.62            5.39            5.40
Sales for resale                                             3.11            2.91            3.10            2.78            3.07
Total sales                                                  4.95            4.91            4.95            4.57            4.70
Residential Average Annual
  Kilowatt-Hour Use Per Customer                           14,875          14,097          14,370          13,254          13,705
Residential Average Annual
  Revenue Per Customer                                  $1,084.26       $1,028.76       $1,031.21         $922.21         $937.95
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                           12,122          11,379          11,151          11,151          11,151
Maximum Peak-Hour Demand (megawatts):
Winter                                                      9,478           8,863           7,757           8,478           8,413
Summer                                                     11,019          10,739          10,329           9,778           9,912
Annual Load Factor (percent)                                 59.3            59.7            62.9            62.7            61.3
Plant Availability (percent):
Fossil-steam                                                 89.4            80.4            85.6            86.3            86.6
Nuclear                                                      88.3            91.0            80.2            88.8            90.5
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                         63.0            64.1            65.3            65.7            67.0
Nuclear                                                      16.9            17.8            16.3            17.9            18.5
Hydro                                                         2.9             4.7             6.9             7.5             7.1
Oil and gas                                                   4.9             1.1             1.5             0.7             0.4
Purchased power -
  From non-affiliates                                         4.6             4.5             3.3             2.4             2.4
  From affiliates                                             7.7             7.8             6.7             5.8             4.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                       100.0           100.0           100.0           100.0           100.0
==================================================================================================================================-

                             GEORGIA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 2000 Annual Report

The management of Georgia Power Company has prepared this annual report and is responsible for the financial statements and related information. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls based upon the recognition that the cost of the system should not exceed its benefits. The Company believes that its system of internal accounting controls maintains an appropriate cost/benefit relationship.

     The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     The audit committee of the board of directors, which is composed of three independent directors, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

     Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted with a high standard of business ethics.

     In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Georgia Power Company in conformity with accounting principles generally accepted in the United States.




/s/  David M. Ratcliffe
David M. Ratcliffe
President and Chief
   Executive Officer



/s/  Thomas A. Fanning
Thomas A. Fanning
Executive Vice President,
   Treasurer and Chief
   Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Georgia Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2000 and 1999, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements (pages II-88 through II-108) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





/s/  Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 2000 Annual Report

RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 2000 earnings totaled $559 million, representing an $18 million (3.3 percent) increase over 1999. This earnings increase is primarily due to higher retail and wholesale sales and continued control of operating expenses, partially offset by additional accelerated amortization of regulatory assets allowed under the second year of a Georgia Public Service Commission
(GPSC) three-year retail rate order. Georgia Power Company's 1999 earnings totaled $541 million, representing a $29 million (5.1 percent) decrease from 1998. This earnings decrease was primarily due to the recognition of interest income in 1998 as a result of the resolution of tax issues with the Internal Revenue Service (IRS). Earnings in 1999 from normal operations increased due primarily to lower accelerated depreciation under the GPSC retail rate order, sales growth, and decreased financing costs, partially offset by retail rate reductions under the new order and lower wholesale revenues.

Revenues

Operating revenues in 2000 and the amount of change from the prior year are as follows:


                                               Increase (Decrease)
                                                 From Prior Year
                                      Amount  ----------------------
                                      2000      2000         1999
                                      ----    -----------------------
Retail -                                           (in millions)
   Base revenues                     $3,119     $ 84        $(292)
   Fuel cost recovery                 1,198      183           44
---------------------------------------------------------------------
Total retail                          4,317      267         (248)
---------------------------------------------------------------------
Sales for resale -
   Non-affiliates                       298       88          (49)
   Affiliates                            96       20           (5)
---------------------------------------------------------------------
Total sales for resale                  394      108          (54)
---------------------------------------------------------------------
Other operating revenues                160       39           21
-------------------------------------------------------- ------------
Total operating revenues             $4,871     $414        $(281)
=====================================================================
Percent change                                   9.3%        (5.9)%
---------------------------------------------------------------------

     Retail base revenues of $3.1 billion in 2000 increased
$84 million (2.8 percent) primarily due to a 4.9 percent increase in sales. Under the GPSC retail rate order, the Company recorded $44 million of revenue subject to refund for estimated earnings above 12.5 percent retail return on common equity in 2000. Refunds will be made to customers in 2001. Retail base revenues of $3.0 billion in 1999 decreased $292 million (8.8 percent) primarily due to retail rate reductions under the GPSC retail rate order. Pursuant to the GPSC retail rate order, in 1999 the Company also recorded $79 million of revenue subject to refund for estimated earnings above 12.5 percent retail return on common equity. Revenue subject to refund is reflected in "Base revenues" in the chart above. The $79 million in refunds were made to customers in 2000. See Note 3 to the financial statements under "Retail Rate Order" for additional information.

     Electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses -- including the fuel component of purchased energy -- and do not affect net income. However cash flow is affected by the untimely recovery of these receivables. As of December 31, 2000, the Company had $132 million in underrecovered fuel costs. The Company currently plans to make a filing with the GPSC in early 2001 to establish a new fuel rate in order to better reflect current fuel cost and to collect the current underrecovered balance.

     Wholesale revenues from sales to non-affiliated utilities increased in 2000 and decreased in 1999 as follows:

                                  2000       1999      1998
                                -------------------------------
                                        (in millions)
Outside service area -
   Long-term contracts           $  55      $  55     $  51
   Other sales                     162         74        93
Inside service area                 81         81       115
---------------------------------------------------------------
Total                             $298       $210      $259
===============================================================

     Revenues from long-term contracts outside the service area remained constant in 2000 and increased slightly in 1999 due to increased energy sales. See Note 7 to the financial statements for further information regarding these sales. Revenues from other sales outside the service area primarily represent wholesale sales from Plant Dahlberg which went into service during 2000 and increases in power marketing activities. These activities include the purchase and resale of energy. Consequently, changes in revenues are generally offset by corresponding changes in purchased power expense from non-affiliates. Wholesale

Georgia Power Company 2000 Annual Report

revenues from customers within the service area remained constant in 2000 but decreased in 1999 primarily due to a decrease in revenues under a power supply agreement with Oglethorpe Power Corporation (OPC).

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operating revenues in 2000 increased $39 million (33 percent) primarily due to increased revenues from the transmission of electricity and gains on the sale of generating plant emission allowances. Under a GPSC order, $28 million of the gains on emission allowance sales in 2000 were used to reduce recoverable fuel costs and as such, did not affect earnings. In 1999, other operating revenues increased $21 million or (21 percent) from the previous year due primarily to increased revenues from the rental of electric equipment and property.

     Kilowatt-hour (KWH) sales for 2000 and the percent change by year were as follows:

                                         Percent Change
                                      ----------------------
                           2000
                           KWH          2000       1999
                         --------- ------------------------
                           (in billions)
Residential                   20.7       6.6%      (0.4)%
Commercial                    25.6       8.1        3.7
Industrial                    27.5       0.9        0.1
Other                          0.6       3.2        1.5
                            ---------
Total retail                  74.4       4.9        1.1
                            ---------
Sales for resale -
   Non-affiliates              6.5      27.7      (21.4)
   Affiliates                  2.4      35.6      (11.9)
                            ---------
Total sales for resale         8.9      29.8      (19.1)
                            ---------
Total sales                   83.3       7.1       (1.0)
                            =========

------------------------------------------------------------

     Residential and commercial sales increased 6.6 percent and 8.1 percent, respectively, due to warmer summer temperatures and colder winter weather. Strong regional economic growth was also a factor in the increase in commercial sales. Industrial sales remained fairly constant. In 1999, residential sales decreased 0.4 percent due to moderate summer temperatures, while commercial sales increased 3.7 percent due to strong regional economic growth. Industrial sales remained fairly constant.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                      2000    1999       1998
                                    -----------------------------
Total generation
   (billions of KWH)                  73.6      69.3     69.1
Sources of generation
   (percent) --
     Coal                             75.8      75.5     73.3
     Nuclear                          21.2      21.6     21.6
     Hydro                             0.8       1.0      2.6
     Oil and gas                       2.2       1.9      2.5
Average cost of fuel per net
   KWH generated
     (cents) --                       1.39      1.34     1.36
-----------------------------------------------------------------

     Fuel expense increased 10.7 percent in 2000 due to an increase in generation to meet higher energy demands, a decrease in generation from hydro plants, and a higher average cost of fuel. Fuel expense increased 0.3 percent in 1999 due to a slight increase in fossil and nuclear generation and a decrease in generation from hydro plants, partially offset by a lower average cost of fuel.

     Purchased power expense in 2000 increased $206 million (53 percent) over the prior year due to higher retail energy demands and power marketing activities. The majority of the increase was offset by increases in retail fuel revenues and power marketing revenues and therefore did not affect earnings. As discussed above, the expense associated with energy purchased for power marketing activities is generally offset by revenue when resold. Purchased power expense decreased slightly in 1999.

     Other operation and maintenance expenses in 2000 increased slightly over those in 1999. Increased line maintenance, customer assistance and sales expense and additional severance costs were partially offset by decreased generating plant maintenance and decreased employee benefit provisions. Other operation and

Georgia Power Company 2000 Annual Report


maintenance expenses increased 1.6 percent in 1999 primarily due to increased generating plant maintenance, partially offset by a reduction in the charges related to the implementation of a customer service system in 1998, decreased year 2000 readiness costs, and decreased employee benefit provisions.

     Depreciation and amortization increased $66 million in 2000 due to $50 million of additional accelerated amortization of regulatory assets required under the second year of the GPSC retail rate order and increased plant in service. Depreciation and amortization decreased $261 million in 1999 primarily due to higher depreciation charges recognized in 1998 under the prior GPSC accounting order and the completion in 1998 of the amortization of deferred Plant Vogtle costs.

     Interest income decreased $3 million in 2000 primarily due to decreased interest on temporary cash investments. Interest income decreased in 1999 primarily due to the 1998 recognition of $73 million in interest income resulting from the resolution of tax issues with the IRS and the State of Georgia. Other, net decreased in 2000 due to an increase in charitable contributions. In 1999, other, net decreased due primarily to increased bad debt expense related to consumer energy efficiency improvement financing.

     Interest expense, net increased in 2000 due to the issuance of an additional $300 million in senior notes during 2000. Interest expense, net decreased in 1999 due primarily to the refinancing or retirement of securities. The Company refinanced or retired $179 million and $775 million of securities in 2000 and 1999, respectively. Distributions on preferred securities of subsidiary companies decreased $7 million in 2000 due to the redemption of $100 million of preferred securities in December 1999. Distributions on preferred securities of subsidiary companies increased $11 million in 1999 due to the issuance of additional mandatorily redeemable preferred securities in January 1999.

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

     On January 1, 1999, the Company began operating under a new three-year retail rate order. The Company's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent, with required rate reductions of $262 million on an annual basis effective in 1999 and an additional $24 million effective in 2000. The order provides for $85 million in each year, plus up to $50 million of any earnings above the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings above the 12.5 percent return will be applied to rate reductions, with the remaining one-third retained by the Company. Pursuant to the GPSC retail rate order, in 2000 and 1999, the Company recorded $85 million in accelerated amortization of regulatory assets. In 2000, the Company also recorded the additional $50 million of accelerated amortization. The accelerated amortization is recorded in a regulatory liability account as mandated by the GPSC. In addition, the Company recorded $44 million and $79 million of revenue subject to refund for estimated earnings above 12.5 percent in 2000 and 1999, respectively. Refunds applicable to 1999 were made to customers in 2000. The Company will file a general rate case on July 2, 2001 in response to which the GPSC would be expected to

Georgia Power Company 2000 Annual Report


determine whether the retail rate order should be continued, modified, or discontinued. See Note 3 to the financial statements under "Retail Rate Order" for additional information.

     Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, initiatives to increase sales to existing customers, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth from 2000 is projected to be approximately 2.4 percent annually on average during 2001 through 2003.

     The Company has entered into purchase power agreements which will result in higher capacity and operating and maintenance payments in future years. See Note 4 to the financial statements under "Purchased Power Commitments" for additional information.

     The Company is constructing two 566 megawatt combined cycle units at Plant Wansley to begin operation in 2002. These units have been certified by the GPSC to serve the Company's retail customers for approximately seven years. Savannah Electric will have the rights to 200 megawatts of capacity from these units for the same seven-year period.

     The Company is also constructing a 571 megawatt combined cycle unit at Plant Goat Rock to begin operation in 2002, and a 610 megawatt combined cycle unit at Plant Goat Rock to begin operation in 2003. The power from these units will initially be sold into the wholesale market when they begin operation. The Company has filed with the GPSC for certification of these units to begin serving the Company's retail customers in 2003 and 2004, respectively, for a term of seven years each.

     In addition to seeking certification of Plant Goat Rock, the Company is also seeking certification of a seven year commitment to 615 megawatts beginning in 2004 at Plant Autaugaville to serve its retail customers. Plant Autaugaville is currently under construction by Alabama Power.

     Further, the Company is constructing Plant Dahlberg, a ten unit, 800 megawatt combustion turbine peaking power plant that will serve the wholesale market. Units one through eight began operation in May 2000; units nine and ten are expected to begin operation in June 2001. The Company has entered into wholesale contracts to sell all 800 megawatts of capacity. These contracts cover substantially all of the output of the plant for the first five years. Because these units are dedicated to the wholesale market, retail rates will not be affected.

     The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets. In January 2001, Southern Company announced the formation of a new subsidiary, Southern Power Company
(SPC). SPC will own, manage, and finance wholesale generating assets in the Southeast. Energy from its assets will be marketed to wholesale customers under the Southern Company name. The current plan is for Georgia Power and Alabama Power to transfer Plant Dahlberg and the units under construction at Plants Wansley, Goat Rock, and Autaugaville to SPC in 2001. The Company will enter into purchased power capacity agreements with SPC for power from the units at Plants Wansley, Goat Rock, and Autaugaville to serve the Company's retail customers.

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $59 million in 2000. Pension plan income in 2001 is expected to be less as a result of plan amendments. Future pension income is dependent on several factors including trust earnings and changes to the plan. For additional information see Note 2 to the financial statements.

     Compliance costs related to current and future environmental laws, regulations, and litigation could affect earnings if such costs are not fully recovered. See "Environmental Issues" for further discussion of these matters.

     The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. Although the Energy Act

Georgia Power Company 2000 Annual Report


does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry.

     On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. After participating in regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing with the FERC. On October 16, 2000, Southern Company and its five integrated Southeast utilities, including the Company, filed with the FERC a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of participating utilities. Participants would have the option to either maintain their ownership, divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of the RTO is not expected to have a material impact on the financial statements of the Company. However, the ultimate outcome of this matter cannot now be determined.

     The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition across the nation. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While the GPSC has held workshops to discuss retail competition and industry restructuring, there has been no proposed or enacted legislation to date in Georgia. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of costs. The GPSC continues its assessment of the range of potential stranded costs. The inability of the Company to recover all its costs, including the regulatory assets described in Note 1 to the financial statements, could have a material effect on the financial condition of the Company. The Company is attempting to reduce regulatory assets through the GPSC retail rate order. See Note 3 to the financial statements under "Retail Rate Order" for additional information.

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

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry - including the Company's - regarding the recognition, measurement, and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the FASB is reviewing the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of retiring the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover asset retirement costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

Exposure to Market Risks

Due to cost-based rate regulation, the Company currently has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. (See the discussion above for potential changes in industry structure.) To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2000, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Also, based on the Company's overall interest rate exposure at December 31, 2000, a near-term 100 basis point

Georgia Power Company 2000 Annual Report


change in interest rates would not materially affect the financial statements.

New Accounting Standard

In June 2000, the FASB issued Statement No. 138, an amendment of Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     Substantially all of the Company's bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

     The Company adopted the provisions of Statement No. 133 effective January 1, 2001. The impact on net income was immaterial. The application of the new rules is still evolving and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

FINANCIAL CONDITION

Plant Additions

In 2000, gross utility plant additions were $1.1 billion. These additions were primarily related to transmission and distribution facilities, the purchase of nuclear fuel, and the construction of additional combustion turbine and combined cycle units. The funds needed for gross property additions are currently provided from operations, short-term and long-term debt, and capital contributions from Southern Company. The Statements of Cash Flows provide additional details.

Financing Activities

In 2000, the Company's financing costs increased due to the issuance of new debt during the year. New issues during 1998 through 2000 totaled $1.5 billion and retirement or repayment of higher-cost securities totaled $1.7 billion.

     Special purpose subsidiaries of the Company have issued mandatorily redeemable preferred securities. See Note 9 to the financial statements under "Preferred Securities" for additional information.

     Composite financing rates for long-term debt, preferred stock, and preferred securities for the years 1998 through 2000, as of year-end, were as follows:


                                   2000       1999        1998
                                ----------------------------------
Composite interest rate
   on long-term debt               5.90%       5.48%      5.64%
Composite preferred
   stock dividend rate             4.60        4.60       5.52
Composite preferred
   securities dividend rate        7.49        7.49       7.89
------------------------------------------------------------------

Liquidity and Capital Requirements

Cash provided from operations decreased by $135 million in 2000, primarily due to higher fuel and purchased power expenses related to increased energy demands.

     The Company estimates that construction expenditures for the years 2001 through 2003 will total $1.6 billion, $1.3 billion, and $0.8 billion, respectively. If the Company transfers wholesale generation assets to SPC in 2001 as contemplated, construction expenditures for the years 2001 through 2003 will total $1.0 billion, $0.9 billion, and $0.7 billion, respectively. Investments in additional combustion turbine and combined cycle generating units, transmission and distribution facilities, enhancements to existing generating plants, and equipment to comply with environmental requirements are planned.

     Cash requirements for redemptions announced and maturities of long-term debt are expected to total $581 million during 2001 through 2003.

     As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear

Georgia Power Company 2000 Annual Report


decommissioning costs. The amount to be funded is $30 million each year in 2001, 2002, and 2003. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and equity funds from Southern Company and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $1.8 billion of unused credit arrangements with banks at the beginning of 2001. See Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

     Recently, the Company has relied on the issuance of unsecured debt and trust preferred securities, in addition to unsecured pollution control bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. In years past, the Company issued first mortgage bonds, mortgage backed pollution control bonds and preferred stock to fund its external requirements. The amount outstanding of the later securities has been steadily declining during the last four years.

     If the Company were to choose to issue new first mortgage bonds or preferred stock once again, it would be required to meet certain coverage requirements.

ENVIRONMENTAL ISSUES

Clean Air Act

In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company's subsidiaries, including the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and some 50 generating units within Southern Company's subsidiaries were brought into compliance with Phase I requirements.

     Southern Company's subsidiaries, including the Company, achieved Phase I sulfur dioxide compliance at the affected units by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for the Company's Phase I compliance totaled approximately $167 million.

     Phase II sulfur dioxide compliance was required in 2000. Southern Company's subsidiaries, including the Company, used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased total construction expenditures for the Company through 2000 by approximately $39 million.

     The one-hour ozone non-attainment standards for the Atlanta area have been set and must be implemented in May 2003. Seven generating plants will be affected in the Atlanta area. Additional construction expenditures for the Company's compliance with these new rules are currently estimated at approximately $705 million.

     A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

Georgia Power Company 2000 Annual Report

Environmental Protection Agency Litigation

On November 3, 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Bowen and Scherer plants. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued a notice of violation to the Company relating to these two plants. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and the notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and the notice of violation allege that the Company failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition unless such costs can be recovered through regulated rates.

Other Environmental Issues

In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

     In September 1998, the EPA issued the final regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004. The final rule affects 21 states, including Georgia.

     In December 2000, the EPA completed its utility study for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls would likely be required around 2010. Litigation of the BART rules is probable in the near future.

     Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $4 million, $4 million, and $6 million in 2000, 1999, and 1998, respectively. Additional sites may require environmental remediation for which the Company may be liable for a portion of or all required clean-up costs. See Note 3 to the financial statements under "Other Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia, and the status of sites listed on the State of Georgia's hazardous site inventory.

Georgia Power Company 2000 Annual Report


     The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Company's 2000 Annual Report contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action and the race discrimination litigation against the Company; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by the Company; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.

STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Georgia Power Company 2000 Annual Report


------------------------------------------------------------------------------------------------------------
                                                              2000                 1999                1998
------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Operating Revenues:
Retail sales                                            $4,317,338           $4,050,088          $4,298,217
Sales for resale --
  Non-affiliates                                           297,643              210,104             259,234
  Affiliates                                                96,150               76,426              81,606
Other revenues                                             159,487              120,057              99,196
------------------------------------------------------------------------------------------------------------
Total operating revenues                                 4,870,618            4,456,675           4,738,253
------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                     1,017,878              919,876             917,119
Purchased power --
  Non-affiliates                                           356,189              214,573             229,960
  Affiliates                                               239,815              174,989             161,003
Other                                                      795,458              784,359             819,589
Maintenance                                                404,189              411,983             358,218
Depreciation and amortization                              619,094              552,966             813,802
Taxes other than income taxes                              204,527              202,853             204,623
Write down of Rocky Mountain plant                               -                    -              33,536
------------------------------------------------------------------------------------------------------------
Total operating expenses                                 3,637,150            3,261,599           3,537,850
------------------------------------------------------------------------------------------------------------
Operating Income                                         1,233,468            1,195,076           1,200,403
Other Income (Expense):
Interest income                                              2,629                5,583              79,578
Equity in earnings of unconsolidated subsidiaries            3,051                2,721               3,735
Other, net                                                 (50,495)             (47,986)            (38,277)
------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                1,188,653            1,155,394           1,245,439
------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest expense, net                                      208,868              194,869             216,313
Distributions on preferred securities of subsidiaries       59,104               65,774              54,327
------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                      267,972              260,643             270,640
------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                               920,681              894,751             974,799
Income taxes                                               360,587              351,639             398,632
------------------------------------------------------------------------------------------------------------
Net Income                                                 560,094              543,112             576,167
Dividends on Preferred Stock                                   674                1,729               5,939
------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock            $ 559,420            $ 541,383           $ 570,228
============================================================================================================
The accompanying notes are an integral part of these statements.






STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Georgia Power Company 2000 Annual Report

-------------------------------------------------------------------------------------------------------------------------------
                                                                          2000                  1999                  1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Operating Activities:
Net income                                                           $ 560,094             $ 543,112             $ 576,167
Adjustments to reconcile net income to net
     cash provided from operating activities --
         Depreciation and amortization                                 712,960               663,878               867,637
         Deferred income taxes and investment tax credits, net         (28,961)              (34,930)              (93,005)
         Other, net                                                    (51,501)              (42,179)               40,396
         Changes in certain current assets and liabilities --
            Receivables, net                                          (108,621)               21,665               (25,453)
            Fossil fuel stock                                           26,835               (22,165)               (8,066)
            Materials and supplies                                      (9,715)              (10,417)               (3,090)
            Accounts payables                                           64,412                13,095                47,862
            Energy cost recovery, retail                               (95,235)              (26,862)               (7,649)
            Other                                                       (9,092)               90,788                 6,997
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          1,061,176             1,195,985             1,401,796
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,078,163)             (790,464)             (499,053)
Other                                                                   (5,450)              (27,454)               67,031
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (1,083,613)             (817,918)             (432,022)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                               67,598               295,389               (25,378)
Proceeds --
     Senior notes                                                      300,000               100,000               495,000
     Pollution control bonds                                            78,725               238,000                89,990
     Preferred securities                                                    -               200,000                     -
     Capital contributions from parent company                         301,514               155,777                   235
Retirements --
     First mortgage bonds                                             (100,000)             (404,000)             (558,250)
     Pollution control bonds                                           (78,725)             (235,000)              (89,990)
     Preferred securities                                                    -              (100,000)                    -
     Preferred stock                                                      (383)              (36,231)             (106,064)
Capital distributions to parent company                                      -                     -              (270,000)
Payment of preferred stock dividends                                      (751)                 (984)               (9,137)
Payment of common stock dividends                                     (549,600)             (543,000)             (536,600)
Other                                                                   (1,231)              (29,630)              (26,641)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  17,147              (359,679)           (1,036,835)
-------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                 (5,290)               18,388               (67,061)
Cash and Cash Equivalents at Beginning of Year                          34,660                16,272                83,333
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $29,370               $34,660               $16,272
-------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                            $ 265,373             $ 247,050             $ 269,524
     Income taxes (net of refunds)                                     392,310               394,457               480,318
-------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.




BALANCE SHEETS
At December 31, 2000 and 1999
Georgia Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                             2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                      $ 29,370                 $ 34,660
Receivables --
  Customer accounts receivable                                                                  465,249                  401,773
  Unrecovered retail fuel clause revenue                                                        131,623                   36,388
  Other accounts and notes receivable                                                           156,143                  102,544
  Affiliated companies                                                                           13,312                   16,006
  Accumulated provision for uncollectible accounts                                               (5,100)                  (7,000)
Fossil fuel stock, at average cost                                                               99,463                  126,298
Materials and supplies, at average cost                                                         263,609                  253,894
Other                                                                                            97,515                   63,990
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          1,251,184                1,028,553
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                                   16,469,706               15,798,624
Less accumulated provision for depreciation                                                   6,914,512                6,538,574
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              9,555,194                9,260,050
Nuclear fuel, at amortized cost                                                                 120,570                  119,288
Construction work in progress (Note 4)                                                          652,264                  425,975
------------------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                         10,328,028                9,805,313
------------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries (Note 4)                                       25,485                   25,024
Nuclear decommissioning trusts                                                                  375,666                  371,914
Other                                                                                            33,829                   33,766
------------------------------------------------------------------------------------------------------------------------------------
Total other property and investments                                                            434,980                  430,704
------------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                               565,982                  590,893
Prepaid pension costs                                                                           205,113                  145,801
Debt expense, being amortized                                                                    53,748                   55,824
Premium on reacquired debt, being amortized                                                     173,610                  184,331
Other                                                                                           120,964                  120,441
------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                       1,119,417                1,097,290
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                $13,133,609              $12,361,860
====================================================================================================================================
The accompanying notes are an integral part of these balance sheets.



BALANCE SHEETS
At December 31, 2000 and 1999
Georgia Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                          2000                     1999
---------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Current Liabilities:
Securities due within one year (Note 9)                              $       1,808            $     155,772
Notes payable                                                              703,839                  636,241
Accounts payable --
  Affiliated                                                               117,168                   76,591
  Other                                                                    397,550                  346,785
Customer deposits                                                           78,540                   74,695
Taxes accrued --
  Income taxes                                                               5,151                    7,914
  Other                                                                    137,511                  127,414
Interest accrued                                                            47,244                   58,665
Vacation pay accrued                                                        38,865                   38,143
Other                                                                      153,400                  153,767
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                1,681,076                1,675,987
---------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                             3,041,939                2,688,358
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                               2,182,783                2,202,565
Deferred credits related to income taxes (Note 8)                          247,067                  267,083
Accumulated deferred investment tax credits (Note 8)                       352,282                  367,114
Employee benefits provisions                                               177,444                  181,529
Other                                                                      397,655                  236,812
---------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                             3,357,231                3,255,103
---------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements)                         789,250                  789,250
---------------------------------------------------------------------------------------------------------------
Cumulative preferred stock (See accompanying statements)                    14,569                   14,952
---------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                4,249,544                3,938,210
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                             $13,133,609              $12,361,860
===============================================================================================================
The accompanying notes are an integral part of these balance sheets.



STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Georgia Power Company 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000               1999        2000        1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)           (percent of total)
Long-Term Debt:
First mortgage bonds --
     Maturity                       Interest Rates
     --------                       --------------
     March 1, 2000                  6.00%                                   $       -          $       100,000
     April 1, 2003                  6.625%                                          200,000            200,000
     August 1, 2003                 6.35%                                            75,000             75,000
     2005                           6.07%                                            10,000             10,000
     2008                           6.875%                                           50,000             50,000
     2025                           7.70%                                            57,000             57,000
----------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                          392,000            492,000
----------------------------------------------------------------------------------------------------------------
Senior notes -- (Note 9)
     Variable rate (6.71375% at 1/1/01) due February 22, 2002                       300,000            -
     5.50% due December 1, 2005                                                     150,000            150,000
     6.60% due December 31, 2038                                                    200,000            200,000
     6.625% due March 31, 2039                                                      100,000            100,000
     6.875% due December 31, 2047                                                   145,000            145,000
----------------------------------------------------------------------------------------------------------------
Total senior notes payable                                                          895,000            595,000
----------------------------------------------------------------------------------------------------------------
Other long-term debt -- (Note 9)
     Pollution control revenue bonds --
     Maturity                       Interest Rates
     --------                       -------------
     2000                           4.375%                                          -                   50,000
     2005                           5.00%                                            57,000             57,000
     2011                           Variable (5.10% at 1/1/01)                       10,450             10,450
     2018-2019                      6.00% to 6.25%                                   13,100             13,100
     2021-2025                      5.40% to 6.75%                                  308,660            337,385
     2022-2025                      Variable (4.85% to 5.35% at 1/1/01)             622,075            622,075
     2026-2030                      Variable (5.00% to 5.10% at 1/1/01)             206,180            206,180
     2030                           4.53%                                            78,725            -
     2032-2034                      Variable (5.0% to 5.30% at 1/1/01)              140,000            140,000
     2034                           5.25% to 5.45%                                  238,000            238,000
----------------------------------------------------------------------------------------------------------------
Total other long-term debt                                                        1,674,190          1,674,190
----------------------------------------------------------------------------------------------------------------
Capital lease obligations (Note 9)                                                   85,179             85,851
----------------------------------------------------------------------------------------------------------------
Unamortized debt discount, net                                                       (2,622)            (2,911)
----------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $179.6 million)                                               3,043,747          2,844,130
Less amount due within one year (Note 9)                                              1,808            155,772
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt excluding amount due within one year                   $     3,041,939    $     2,688,358   37.6 %      36.2 %
-----------------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2000 and 1999
Georgia Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         2000               1999              2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)                (percent of total)
Company Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 liquidation value -- 6.85%                                $       200,000    $       200,000
     $25 liquidation value -- 7.60%                                        175,000            175,000
     $25 liquidation value -- 7.75%                                        189,250            189,250
     $25 liquidation value -- 7.75%                                        225,000            225,000
-----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $59.1 million)                   789,250            789,250          9.7        10.6
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
     Authorized -- 55,000,000 shares
     Outstanding -- 145,689 shares at December 31, 2000
     Outstanding -- 149,520 shares at December 31, 1999
         $100 stated value --
            4.60%                                                           14,569             14,952
-----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
     requirement -- $0.7 million)                                           14,569             14,952          0.2         0.2
-----------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                                      344,250            344,250
Paid-in capital                                                          2,117,497          1,815,983
Premium on preferred stock                                                      40                 40
Retained earnings (Note 9)                                               1,787,757          1,777,937
-----------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity (See accompanying statements)          4,249,544          3,938,210         52.5        53.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                               $     8,095,302    $     7,430,770        100.0 %     100.0 %
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Georgia Power Company 2000 Annual Report

--------------------------------------------------------------------------------------------------------------------------------

                                                                                   Premium on
                                                     Common          Paid-In       Preferred       Retained
                                                     Stock           Capital         Stock         Earnings          Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

Balance at January 1, 1998                             $344,250        $1,929,971         $160       $1,745,347      $4,019,728
Net income after dividends on preferred stock                 -                 -            -          570,228         570,228
Capital distributions to parent company                       -          (270,000)           -                -        (270,000)
Capital contributions from parent company                     -               235            -                -             235
Cash dividends on common stock                                -                 -            -         (536,600)       (536,600)
Preferred stock transactions, net                             -                 -           (2)             583             581
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            344,250         1,660,206          158        1,779,558       3,784,172
Net income after dividends on preferred stock                 -                 -            -          541,383         541,383
Capital contributions from parent company                     -           155,777            -                -         155,777
Cash dividends on common stock                                -                 -            -         (543,000)       (543,000)
Preferred stock transactions, net                             -                 -         (118)              (4)           (122)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            344,250         1,815,983           40        1,777,937       3,938,210
Net income after dividends on preferred stock                 -                 -            -          559,420         559,420
Capital contributions from parent company                     -           301,514            -                -         301,514
Cash dividends on common stock                                -                 -            -         (549,600)       (549,600)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           $344,250        $2,117,497          $40       $1,787,757      $4,249,544
================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 2000 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

The Company is a wholly owned subsidiary of Southern Company, which is the parent company of five integrated Southeast utilities, Southern Company Services
(SCS), the system service company, Southern Communications Services (Southern
LINC), Mirant Corporation (formerly Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The integrated Southeast utilities (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four states. Contracts among the integrated Southeast utilities -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the subsidiary companies and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant Corporation acquires, develops, builds, owns, and operates power production and delivery facilities and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant Corporation's businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the Southeastern United States.

     Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from these estimates.

     Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Related-Party Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $269 million, $253 million, and $251 million during 2000, 1999, and 1998, respectively.

     The Company has an agreement with Southern Nuclear under which the following nuclear-related services are rendered to the Company at cost: general executive and advisory services; general operations, management and technical services; administrative services including procurement, accounting and statistical, employee relations, and systems and procedures services; strategic planning and budgeting services; and other services with respect to business and operations. Costs for these services amounted to $281 million, $270 million, and $269 million during 2000, 1999, and 1998, respectively.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Pursuant to the terms of the GPSC retail rate order, the Company recorded $135 million and $85 million in 2000 and 1999, respectively, of accelerated cost recovery of regulatory assets which have

Georgia Power Company 2000 Annual Report

been recorded on the balance sheet as a regulatory liability. See Note 3 under "Retail Rate Order" for additional information. Regulatory assets and (liabilities) reflected in the Company's Balance Sheets at December 31 relate to the following:


                                              2000      1999
                                        ----------------------
                                              (in millions)
Deferred income taxes                        $ 566      $ 591
Deferred income tax credits                   (247)      (267)
Premium on reacquired debt                     174        184
Corporate building lease                        55         54
Vacation pay                                    49         47
Postretirement benefits                         30         33
Department of Energy assessments                21         24
Deferred nuclear outage costs                   28         26
Accelerated cost recovery                     (220)       (85)
Interest, accelerated cost recovery            (10)         -
Other, net                                      23          3
---------------------------------------------------------------
Total                                        $ 469      $ 610
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

     Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's fuel cost recovery mechanism includes provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

     The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged less than 1 percent of revenues.

     Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $75 million in 2000, $74 million in 1999, and $74 million in 1998. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and the Company is pursuing legal remedies against the government for breach of contract. Effective June 2000, the on-site dry storage facility for Plant Hatch became operational. Sufficient capacity is believed available to continue dry storage operations at Plant Hatch through the life of the plant. Sufficient fuel storage capacity currently is available at Plant Vogtle to maintain full-core discharge capability for both units into the year 2014.

     Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. The assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 2000 to be approximately $19 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 2000 and 1999, and 3.2 percent in 1998. In addition, pursuant to a GPSC retail rate order, the Company recorded accelerated depreciation of electric plant of $304 million in 1998. Total accelerated depreciation recorded under the GPSC retail rate order was $467 million. These charges are recorded in the accumulated provision for depreciation. When property subject to depreciation is retired or otherwise disposed of in the normal course of

Georgia Power Company 2000 Annual Report

business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

     Nuclear Regulatory Commission (NRC) regulations require all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time as ordered by the GPSC. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

     The Company periodically conducts site-specific studies to estimate the actual cost of decommissioning its nuclear generating facilities. Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of its retirement date. The estimated site study costs based on the most current study and ultimate costs assuming an inflation rate of 4.7 percent for the Company's ownership interests are as follows:



                                           Plant     Plant
                                           Hatch     Vogtle
                                         --------------------
Site study basis (year)                      2000      2000

Decommissioning periods:
   Beginning year                            2014      2027
   Completion year                           2042      2045
-------------------------------------------------------------
                                            (in millions)
Site study costs:
   Radiated structures                       $486      $420
   Non-radiated structures                     37        48
-------------------------------------------------------------
Total                                        $523      $468
=============================================================
                                            (in millions)
Ultimate costs:
   Radiated structures                     $1,004    $1,468
   Non-radiated structures                     79       166
-------------------------------------------------------------
Total                                      $1,083    $1,634
=============================================================

     The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in the NRC requirements, changes in the assumptions used in making the estimates, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment. The Company has filed with the NRC an application requesting a 20-year renewal of the licenses for both units at Plant Hatch which would permit the operation of both units until 2034.

     Annual provisions for nuclear decommissioning expense are based on an annuity method as approved by the GPSC. The amounts expensed in 2000 and fund balances as of December 31, 2000 were:


                                             Plant       Plant
                                             Hatch       Vogtle
----------------------------------------------------------------
                                              (in millions)
  Amount expensed in 2000                   $   19      $   9
================================================================
                                              (in millions)
  Accumulated provisions:
   External trust funds, at fair value        $230       $146
   Internal reserves                            20         12
----------------------------------------------------------------
  Total                                       $250       $158
================================================================

     Effective January 1, 1999, the GPSC increased the annual provision for decommissioning expenses to $28 million from $20 million in 1998. This amount is based on the NRC generic estimate to decommission the radioactive

Georgia Power Company 2000 Annual Report


portion of the facilities as of 1997 of $526 million and $438 million for Plants Hatch and Vogtle, respectively. The ultimate costs associated with the 1997 NRC minimum funding requirements are $1.1 billion and $1.3 billion for Plants Hatch and Vogtle, respectively. Significant assumptions include an estimated inflation rate of 3.6 percent and an estimated trust earnings rate of 6.5 percent. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 2000, 1999, and 1998, the average AFUDC rates were 6.74 percent, 5.61 percent, and 6.71 percent, respectively. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.0 percent for 2000, 1999 and 1998.

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

Financial Instruments

The Company has a firm commitment that requires payment in euros. As a hedge against fluctuations in the exchange rate for euros, the Company entered into forward currency swaps. The notional amount is 15.9 million euros maturing in 2001 through 2002. At December 31, 2000, the unrecognized gain on these swaps was approximately $1.3 million.

     The Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 were as follows:

                                        Carrying      Fair
                                         Amount       Value
                                      ------------------------
Long-term debt:                             (in millions)
  At December 31, 2000                    $2,959      $2,912
  At December 31, 1999                    $2,758      $2,604
Preferred securities:
  At December 31, 2000                      $789        $761
  At December 31, 1999                      $789        $680
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

2.  RETIREMENT BENEFITS

The Company has defined benefit, trusteed pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds postretirement trusts to the extent required by the GPSC and FERC. In late 2000, the Company adopted several pension and postretirement benefits plan changes that had the

Georgia Power Company 2000 Annual Report


effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase annual pension and postretirement benefits costs by approximately $10 million and $6 million, respectively. The measurement date for plan assets and obligations is September 30 of each year.

     The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                                2000      1999
-----------------------------------------------------------------
Discount                                       7.50%      7.50%
Annual salary increase                         5.00       5.00
Expected long-term return on plan   assets     8.50       8.50
-----------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                             Projected
                                        Benefit Obligations
                                     ---------------------------
                                         2000          1999
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $1,205        $1,217
Service cost                                 32            33
Interest cost                                88            80
Benefits paid                               (58)          (57)
Actuarial gain and
     employee transfers                     (14)          (68)
----------------------------------------------------------------
Balance at end of year                   $1,253        $1,205
================================================================


                                            Plan Assets
                                     ---------------------------
                                         2000          1999
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $2,107        $1,859
Actual return on plan assets                385           313
Benefits paid                               (58)          (57)
Employee transfers                           30            (8)
----------------------------------------------------------------
Balance at end of year                   $2,464        $2,107
================================================================


     The accrued pension costs recognized in the Balance Sheets were as follows:

                                             2000      1999
---------------------------------------------------------------
                                              (in millions)
Funded status                              $ 1,211     $  902
Unrecognized transition obligation             (26)       (30)
Unrecognized prior service cost                 38         41
Unrecognized net actuarial gain             (1,018)      (767)
---------------------------------------------------------------
Prepaid asset recognized in the
      Balance Sheets                        $  205     $  146
===============================================================

     Components of the plan's net periodic cost were as follows:

                                        2000   1999     1998
---------------------------------------------------------------
                                            (in millions)
Service cost                           $   32  $   33   $   30
Interest cost                              88      80       82
Expected return on plan assets           (151)   (137)    (127)
Recognized net actuarial gain             (27)    (17)     (20)
Net amortization                           (1)     (1)      (1)
---------------------------------------------------------------
Net pension income                     $  (59) $  (42)  $  (36)
===============================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                            Accumulated
                                         Benefit Obligations
                                     ---------------------------
                                         2000          1999
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year              $438          $464
Service cost                                 7             8
Interest cost                               36            30
Benefits paid                              (21)          (19)
Actuarial gain and
     employee transfers                    (28)          (45)
Amendments                                  63             -
----------------------------------------------------------------
Balance at end of year                    $495          $438
================================================================

Georgia Power Company 2000 Annual Report


                                            Plan Assets
                                     ---------------------------
                                         2000          1999
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year              $177          $150
Actual return on plan assets                12            11
Employer contributions                      30            35
Benefits paid                              (21)          (19)
----------------------------------------------------------------
Balance at end of year                    $198          $177
================================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                             2000      1999
---------------------------------------------------------------
                                              (in millions)
Funded status                               $ (297)    $ (261)
Unrecognized transition obligation             113        122
Unrecognized prior service cost                 60          -
Unrecognized gain                              (13)         -
Unrecognized net actuarial loss                  -         10
Fourth quarter contributions                    27         14
---------------------------------------------------------------
Accrued liability recognized in the
      Balance Sheets                        $ (110)    $(115)
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         2000   1999     1998
---------------------------------------------------------------
                                            (in millions)
Service cost                           $    7  $   8    $   7
Interest cost                              36     30       32
Expected return on plan assets            (16)   (10)      (9)
Recognized net actuarial loss               -      1        1
Net amortization                           12      9        9
------------------------------------------------------ --------
Net postretirement cost                $   39  $  38      $40
===============================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 7.29 percent for 2000, decreasing gradually to 5.50 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows:


                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                      $ 39         $  34
Service and interest costs                 3             3
===============================================================

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $15 million, $15 million, and $14 million, respectively.

3. CONTINGENCIES & REGULATORY MATTERS

Retail Rate Order

On December 18, 1998, the GPSC approved a three-year retail rate order for the Company ending December 31, 2001. Under the terms of the order, earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Retail rates were decreased by $262 million on an annual basis effective January 1, 1999, and by an additional $24 million effective January 1, 2000. The order further provides for $85 million in each year, plus up to $50 million of any earnings above the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings above the 12.5 percent return will be applied to rate reductions, with the remaining one-third retained by the Company. Pursuant to the order, in 2000 and 1999, the Company recorded $85 million each year in accelerated amortization of regulatory assets. In 2000, the Company also recorded the additional $50 million of accelerated amortization. The accelerated amortization is recorded in a regulatory liability account and, as mandated by the GPSC, the Company recorded $10 million of interest on the amounts in the regulatory liability account. In addition, the Company recorded $44 million and $79 million of revenue subject to refund for estimated earnings above 12.5 percent retail return on common equity in 2000 and 1999, respectively. Refunds applicable to 1999 were made to customers in 2000. The estimated 2000 refund is included in other current liabilities on the Balance Sheet. The Company will file a general rate case on July 2, 2001, in response to

Georgia Power Company 2000 Annual Report


which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued.

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

     An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition unless such costs can be recovered through regulated rates.

Other Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 2000, the Company has recognized approximately $5 million in cumulative expenses associated with the Company's agreed upon share of removal and remedial investigation and feasibility study costs for this site. The final outcome of this matter cannot now be determined. However, based on the nature and extent of the Company's activities relating to the site, management believes that the Company's portion of any remaining remediation costs should not be material to the financial statements.

     In compliance with the Georgia Hazardous Site Response Act of 1993, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents, or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State identified several hundred properties throughout the State, including 34 sites which may require environmental remediation that were either previously or are currently owned by the Company. The majority of these sites are electrical power substations and power generation facilities. The Company has remediated ten electrical substations on the list at a cumulative cost of approximately $3 million through December 31, 2000. The State has removed from the list three power generation facilities following the assessment which indicated no remediation was necessary. In addition, the Company has recognized approximately $27.5 million in cumulative expenses through December 31, 2000 for the assessment of the remaining sites on the list and the anticipated clean-up cost for 14 sites that the Company plans to remediate. Any additional costs of remediating the remaining sites cannot presently be determined until such studies are completed for each site and the State determines whether remediation is required. If all listed sites were required to be remediated, the Company could incur expenses of up to approximately $5 million in additional clean-up costs and construction expenditures of up to approximately $37 million to develop new waste management facilities or install additional pollution control devices.

Nuclear Performance Standards

The GPSC has adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of Plants Hatch and Vogtle is evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all comparable U.S. nuclear units

Georgia Power Company 2000 Annual Report


operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary award or penalty under the performance standards criteria.

     In January 1997, the GPSC approved a performance award of approximately $11.7 million for performance during the 1993-1995 period. This award was collected through the retail fuel cost recovery provision and recognized in income over the 36-month period ending in December 1999. In February 2000, the GPSC approved a performance award of approximately $7.8 million for performance during the 1996-1998 period. This award is being collected through the retail fuel cost recovery provision and recognized in income over a 36-month period that began in January 2000, as mandated by the GPSC.

Race Discrimination Litigation

On July 28, 2000, a lawsuit alleging race discrimination was filed by three Georgia Power employees against the Company, Southern Company, and SCS in the United States District Court for the Northern District of Georgia. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs and a new defendant, Southern Company Energy Solutions, Inc. The lawsuit is in the discovery stage. The final outcome of this case cannot now be determined.

4.  COMMITMENTS

Construction Program

The Company is constructing Plant Dahlberg, a ten unit, 800 megawatt combustion turbine peaking power plant. Units one through eight began operation in May 2000; units nine and ten are expected to begin operation in June 2001. The Company is also constructing a 571 megawatt combined cycle unit and a 610 megawatt combined cycle unit at Plant Goat Rock that will begin operation in 2002 and in 2003, respectively, and an addition of two 566 megawatt combined cycle units at Plant Wansley, to begin operation in 2002. During 2001, the Company plans to transfer the units at Plants Dahlberg, Goat Rock, and Wansley at net book value to Southern Power Company (SPC), a new subsidiary formed by Southern Company. Significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants and to remain in compliance with environmental requirements will continue. The Company currently estimates property additions to be approximately $1.6 billion in 2001, $1.3 billion in 2002, and $0.8 billion in 2003. If the Company transfers wholesale generation assets to SPC in 2001 as contemplated, construction expenditures for the years 2001 through 2003 will total $1.0 billion, $0.9 billion, and $0.7 billion, respectively.

     The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term fossil and nuclear fuel commitments at December 31, 2000 were as follows:


                                                 Minimum
Year                                           Obligations
----                                        -----------------
                                               (in millions)
2001                                              $1,006
2002                                                 625
2003                                                 586
2004                                                 430
2005                                                 342
2006 and beyond                                      873
-------------------------------------------------------------
Total minimum obligations                         $3,862
=============================================================

     Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Purchased Power Commitments

The Company and an affiliate, Alabama Power Company, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which

Georgia Power Company 2000 Annual Report


owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service, and return on investment, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of Income is as follows:

                                2000       1999       1998
                             ---------------------------------
                                     (in millions)
Energy                           $57         $51        $45
Capacity                          30          29         30
--------------------------------------------------------------
Total                            $87         $80        $75
==============================================================
Kilowatt-hours                 3,835       3,338      3,146
--------------------------------------------------------------

    The Company has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by Municipal Electric Authority of Georgia (MEAG) that are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $58 million, $57 million, and $56 million in 2000, 1999, and 1998, respectively. The current projected Plant Vogtle capacity payments are:


Year                                         Capacity Payments
                                          ----------------------
                                              (in millions)
2001                                              $   59
2002                                                  58
2003                                                  58
2004                                                  55
2005                                                  55
2006 and beyond                                      539
----------------------------------------------------------------
Total capacity payments                           $  824
================================================================

    Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990.

     The Company has entered into other various long-term commitments for the purchase of electricity. Estimated total long-term obligations at December 31, 2000 were as follows:

Year                                        Other Obligations
                                          ----------------------
                                              (in millions)
2001                                              $  22
2002                                                 39
2003                                                 41
2004                                                 40
2005                                                 40
2006 and beyond                                     154
----------------------------------------------------------------
Total other obligations                            $336
================================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $16 million for 2000, $11 million for 1999, and $13 million for 1998. At December 31, 2000, estimated minimum rental commitments for these noncancelable operating leases were as follows:

Year                                      Minimum Obligations
                                       --------------------------
                                             (in millions)
2001                                            $  15
2002                                               15
2003                                               15
2004                                               16
2005                                               14
2006 and beyond                                   102
-----------------------------------------------------------------
Total minimum obligations                       $ 177
=================================================================


5.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The Act provides funds up to $9.5 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program

Georgia Power Company 2000 Annual Report


of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $88 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company, excluding any applicable state premium taxes -- based on its ownership and buyback interests -- is $178 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

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

     All retrospective assessments, whether generated for liability, property, or replacement power, may be subject to applicable state premium taxes.

6.  JOINT OWNERSHIP AGREEMENTS

Except as otherwise noted, the Company has contracted to operate and maintain all jointly owned generating facilities. The Company jointly owns the Rocky Mountain pumped storage hydroelectric plant with Oglethorpe Power Company who is the operator of the plant. The Company also jointly owns Plant McIntosh with Savannah Electric and Power Company who operates the plant. The Company and Florida Power Corporation (FPC) jointly own a combustion turbine unit (Intercession City) operated by FPC.

     The Company includes its proportionate share of plant operating expenses in the corresponding operating expenses in the Statements of Income.

     At December 31, 2000, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation were as follows:

                               Company                  Accumulated
Facility (Type)               Ownership    Investment   Depreciation
--------------------------------------------------------------------
                                                (in millions)
Plant Vogtle (nuclear)           45.7%      $3,301*        $1,724
Plant Hatch (nuclear)            50.1          873            650
Plant Wansley (coal)             53.5          300            150
Plant Scherer (coal)
   Units 1 and 2                  8.4          112             53
   Unit 3                        75.0          545            207
Plant McIntosh
 Common Facilities               75.0           19              2
   (combustion-turbine)
Rocky Mountain                   25.4          169*            72
  (pumped storage)
Intercession City                33.3           11              1
  (combustion-turbine)
--------------------------------------------------------------------

     * Investment net of write-offs.

7.  LONG-TERM POWER SALES AND LEASE
    AGREEMENTS

The Company and the other integrated Southeast utilities of Southern Company have long-term contractual agreements for the sale of capacity and energy to non-affiliated utilities located outside the system's service area. These

Georgia Power Company 2000 Annual Report


agreements consist of firm unit power sales pertaining to capacity from specific generating units. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability.

     The Company's capacity revenues were as follows:

               Year      Revenues      Capacity
               -------------------------------------
                      (in millions) (megawatts)
               2000        $  30           124
               1999           32           162
               1998           32           162
               -------------------------------------

     Unit power from specific generating plants is being sold to Florida Power & Light Company, FPC, and Jacksonville Electric Authority. Under these agreements, approximately 102 megawatts of capacity is scheduled to be sold annually for periods after 2000 with a minimum of three years notice until the expiration of the contracts in 2010.

     During 2000, the Company entered into certain operating leases for portions of its generating unit capacity. Minimum future capacity revenues from noncancelable operating leases as of December 31, 2000 were as follows:

Year                                      Minimum Obligations
                                       --------------------------
                                             (in millions)
2001                                            $  41
2002                                               45
2003                                               45
2004                                               45
2005                                                5
2006 and beyond                                     -
-----------------------------------------------------------------
Total minimum obligations                        $181
=================================================================

8.  INCOME TAXES

At December 31, 2000, tax-related regulatory assets were $566 million and tax-related regulatory liabilities were $247 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:


                                     2000      1999      1998
                                  -------------------------------
Total provision for income taxes:        (in millions)
Federal:
   Current                          $ 342       $333      $415
   Deferred                           (34)       (34)      (87)
   Deferred investment tax
     credits                            -          -         7
-----------------------------------------------------------------
                                      308        299       335
-----------------------------------------------------------------
State:
   Current                             48         54        77
   Deferred                            (5)        (6)      (13)
   Deferred investment tax
     credits                           10          5         -
-----------------------------------------------------------------
Total                                $361       $352      $399
=================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  2000      1999
                                              ------------------------
                                                   (in millions)
Deferred tax liabilities:
   Accelerated depreciation                   $  1,755    $1,766
   Property basis differences                      683       729
   Other                                           243       155
------------------------------------------------------------------
Total                                            2,681     2,650
------------------------------------------------------------------
Deferred tax assets:
   Other property basis differences                189       200
   Federal effect of state deferred taxes           91        93
   Other deferred costs                            208       109
   Other                                            37        48
------------------------------------------------------------------
Total                                              525       450
------------------------------------------------------------------
Net deferred tax liabilities                     2,156     2,200
Portion included in current assets                  27         3
------------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                      $  2,183    $2,203
==================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $15 million in 2000 and 1999, and $22 million in 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

Georgia Power Company 2000 Annual Report


     A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                       2000     1999     1998
                                     --------------------------
Federal statutory rate                  35%      35%      35%
State income tax, net of
   federal deduction                     4        4        4
Non-deductible book
   depreciation                          2        2        6
Other                                   (2)      (2)      (4)
---------------------------------------------------------------
Effective income tax rate               39%      39%      41%
===============================================================

     Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

9.  CAPITALIZATION

First Mortgage Bond Indenture Restrictions

The Company's first mortgage bond indenture contains various restrictions that remain in effect as long as the bonds are outstanding. At December 31, 2000, $891 million of retained earnings and paid-in capital was unrestricted for the payment of cash dividends or any other distributions under terms of the mortgage indenture. If additional first mortgage bonds are issued, supplemental indentures in connection with those issues may contain more stringent restrictions than those currently in effect. The Company has no restrictions on the amount of indebtedness it may incur.

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

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $378.8 million of its first mortgage bonds outstanding at December 31, 2000, which are pledged as security for its obligations under pollution control revenue contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements.

Senior Notes

In February 2000 and February 2001, the Company issued unsecured senior notes. The proceeds of these issues were used to redeem higher cost long-term debt and to reduce short-term borrowing. The senior notes are, in effect, subordinated to all secured debt of the Company, including its first mortgage bonds.

Bank Credit Arrangements

At the beginning of 2001, the Company had unused credit arrangements with banks totaling $1.8 billion, of which $1.3 billion expires at various times during 2001, and $500 million expires at April 24, 2003.

     Of the total $1.8 billion in unused credit, $1.65 billion is a syndicated credit arrangement with $1.15 billion expiring April 20, 2001, and $500 million expiring April 24, 2003. Upon expiration, the $1.15 billion agreement provides the option of converting borrowings into two-year term loans. Both agreements contain stated borrowing rates but also allow for competitive bid loans. In

Georgia Power Company 2000 Annual Report


addition, the agreements require payment of commitment fees based on the unused portions of the commitments. Annual fees are also paid to the agent bank.

     Approximately $115 million of the $1.3 billion arrangements expiring during 2001 allow for two-year term loans executable upon the expiration date of the facilities. All of the arrangements include stated borrowing rates but also allow for negotiated rates. These agreements also require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal.

     This $1.8 billion in unused credit arrangements provides liquidity support to the Company's variable rate pollution control bonds. The amount of variable rate pollution control bonds outstanding requiring that liquidity support as of December 31, 2000 was $979 million.

     In addition, the Company borrows under uncommitted lines of credit with banks and through a $750 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 2000.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 2000 and 1999, the Company had a capitalized lease obligation for its corporate headquarters building of $87 million with an interest rate of 8.1 percent. The lease agreement provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 2000 and 1999, the interest and lease amortization deferred on the Balance Sheets are $55 million and $54 million, respectively.

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

Securities Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of securities due within one year at December 31 is as follows:

                                                2000     1999
                                             -------------------
                                               (in millions)
Bond improvement fund requirements               $ -    $    5
Capital lease - current portion                    2         1
First mortgage bond maturities
   and redemptions                                 -       100
Pollution control bond maturities
     and redemptions                               -        50
---------------------------------------------------------------
Total long-term debt                              $2      $156
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

Redemption of Securities

The Company plans to continue, to the extent possible, a program of redeeming or replacing debt and preferred securities in cases where opportunities exist to reduce financing costs. Issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund requirements, to meet replacement provisions of the mortgage, or through use of proceeds from the sale of property pledged under the mortgage.

Georgia Power Company 2000 Annual Report

10. QUARTERLY FINANCIAL DATA
   (UNAUDITED)

Summarized quarterly financial information for 2000 and 1999 is as follows:


                                                       Net Income
                                                         After
                          Operating     Operating     Dividends on
     Quarter Ended        Revenues       Income      Preferred Stock
---------------------------------------------------------------------
                                        (in millions)
                         --------------------------------------------
March 2000                 $   992         $223           $ 94
June 2000                    1,221          311            148
September 2000               1,545          537            283
December 2000                1,113          162             34


March 1999                 $   931         $224          $  92
June 1999                    1,092          299            138
September 1999               1,466          557            296
December 1999                  968          115             15
---------------------------------------------------------------------

     Under the GPSC retail rate order, the Company recorded $135 million and $85 million of accelerated amortization in 2000 and 1999, respectively, which were recorded monthly as an operating expense. The fourth quarter December 1999 operating income has been restated to reflect the accelerated amortization as an operating expense rather than as amortization of premium on reacquired debt. See
Note 3 to the financial statements under "Retail Rate Order" for additional information.

     The Company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA 1996-2000
Georgia Power Company 2000 Annual Report


--------------------------------------------------------------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                    $4,870,618      $4,456,675      $4,738,253      $4,385,717      $4,416,779
Net Income after Dividends
  on Preferred Stock (in thousands)                    $559,420        $541,383        $570,228        $593,996        $580,327
Cash Dividends
  on Common Stock (in thousands)                       $549,600        $543,000        $536,600        $520,000        $475,500
Return on Average Common Equity (percent)                 13.66           14.02           14.61           14.53           13.73
Total Assets (in thousands)                         $13,133,609     $12,361,860     $12,033,618     $12,573,728     $13,006,635
Gross Property Additions (in thousands)              $1,078,163        $790,464        $499,053        $475,921        $428,220
--------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stockholder's equity                          $4,249,544      $3,938,210      $3,784,172      $4,019,728      $4,154,281
Preferred stock                                          14,569          14,952          15,527         157,247         464,611
Company obligated mandatorily
  redeemable preferred securities                       789,250         789,250         689,250         689,250         325,000
Long-term debt                                        3,041,939       2,688,358       2,744,362       2,982,835       3,200,419
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)        $8,095,302      $7,430,770      $7,233,311      $7,849,060      $8,144,311
================================================================================================================================
Capitalization Ratios (percent):
Common stockholder's equity                                52.5            53.0            52.3            51.2            51.0
Preferred stock                                             0.2             0.2             0.2             2.0             5.7
Company obligated mandatorily
  redeemable preferred securities                           9.7            10.6             9.5             8.8             4.0
Long-term debt                                             37.6            36.2            38.0            38.0            39.3
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)             100.0           100.0           100.0           100.0           100.0
================================================================================================================================
Security Ratings:
First Mortgage Bonds -
  Moody's                                                    A1              A1              A1              A1              A1
  Standard and Poor's                                         A              A+              A+              A+              A+
  Fitch                                                     AA-             AA-             AA-             AA-             AA-
Preferred Stock -
  Moody's                                                    a2              a2              a2              a2              a2
  Standard and Poor's                                      BBB+              A-               A               A               A
  Fitch                                                       A              A+              A+              A+              A+
Unsecured Long-Term Debt -
  Moody's                                                    A2              A2              A2              A2              A2
  Standard and Poor's                                         A               A               A               A               A
  Fitch                                                      A+              A+              A+              A+              A+
================================================================================================================================
Customers (year-end):
Residential                                           1,669,566       1,632,450       1,596,488       1,561,675       1,531,453
Commercial                                              237,977         229,524         221,180         211,672         205,087
Industrial                                                8,533           8,958           9,485           9,988          10,424
Other                                                     3,159           3,060           3,034           2,748           2,645
--------------------------------------------------------------------------------------------------------------------------------
Total                                                 1,919,235       1,873,992       1,830,187       1,786,083       1,749,609
================================================================================================================================
Employees (year-end):                                     8,855           8,961           8,371           8,354          10,346
--------------------------------------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Georgia Power Company 2000 Annual Report


------------------------------------------------------------------------------------------------------------------------------
                                                       2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                       $ 1,535,684      $1,410,099     $ 1,486,699     $ 1,326,787     $ 1,371,033
Commercial                                          1,620,466       1,527,880       1,591,363       1,493,353       1,486,586
Industrial                                          1,154,789       1,143,001       1,170,881       1,110,311       1,118,633
Other                                                   6,399         (30,892)         49,274          47,848          47,060
------------------------------------------------------------------------------------------------------------------------------
Total retail                                        4,317,338       4,050,088       4,298,217       3,978,299       4,023,312
Sales for resale  - non-affiliates                    297,643         210,104         259,234         282,365         281,580
Sales for resale  - affiliates                         96,150          76,426          81,606          38,708          35,886
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity            4,711,131       4,336,618       4,639,057       4,299,372       4,340,778
Other revenues                                        159,487         120,057          99,196          86,345          76,001
------------------------------------------------------------------------------------------------------------------------------
Total                                              $4,870,618      $4,456,675      $4,738,253      $4,385,717      $4,416,779
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                        20,693,481      19,404,709      19,481,486      17,295,022      17,826,451
Commercial                                         25,628,402      23,715,485      22,861,391      21,134,346      20,823,073
Industrial                                         27,543,265      27,300,355      27,283,147      26,701,685      26,191,831
Other                                                 568,906         551,451         543,462         538,163         536,057
------------------------------------------------------------------------------------------------------------------------------
Total retail                                       74,434,054      70,972,000      70,169,486      65,669,216      65,377,412
Sales for resale  - non-affiliates                  6,463,723       5,060,931       6,438,891       6,795,300       7,868,342
Sales for resale  - affiliates                      2,435,106       1,795,243       2,038,400       1,706,699       1,180,207
------------------------------------------------------------------------------------------------------------------------------
Total                                              83,332,883      77,828,174      78,646,777      74,171,215      74,425,961
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                              7.42            7.27            7.63            7.67            7.69
Commercial                                               6.32            6.44            6.96            7.07            7.14
Industrial                                               4.19            4.19            4.29            4.16            4.27
Total retail                                             5.80            5.71            6.13            6.06            6.15
Sales for resale                                         4.43            4.18            4.02            3.78            3.51
Total sales                                              5.65            5.57            5.90            5.80            5.83
Residential Average Annual
  Kilowatt-Hour Use Per Customer                       12,520          12,006          12,314          11,171          11,763
Residential Average Annual
  Revenue Per Customer                                $929.11         $872.47         $939.73         $857.01         $904.70
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                       15,114          14,474          14,437          14,437          14,367
Maximum Peak-Hour Demand (megawatts):
Winter                                                 12,014          11,568          11,959          10,407          10,410
Summer                                                 14,930          14,575          13,923          13,153          12,914
Annual Load Factor (percent)                             61.6            58.9            58.7            57.4            62.2
Plant Availability (percent):
Fossil-steam                                             86.1            84.3            86.0            85.8            85.2
Nuclear                                                  91.5            89.3            91.6            88.8            89.3
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                     62.3            63.0            62.3            64.3            60.4
Nuclear                                                  17.4            18.0            18.3            18.8            18.2
Hydro                                                     0.7             0.9             2.2             2.2             2.2
Oil and gas                                               1.8             1.6             2.2             0.6             0.5
Purchased power -
  From non-affiliates                                     8.1             6.6             6.5             2.7             5.6
  From affiliates                                         9.7             9.9             8.5            11.4            13.1
------------------------------------------------------------------------------------------------------------------------------
Total                                                   100.0           100.0           100.0           100.0           100.0
==============================================================================================================================

                               GULF POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 2000 Annual Report


The management of Gulf Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of independent directors provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Gulf Power Company in conformity with accounting principles generally accepted in the United States.



/s/Travis J. Bowden
Travis J. Bowden
President
and Chief Executive Officer


/s/Ronnie R. Labrato
Ronnie R. Labrato
Comptroller
and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2000 and 1999, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-123 through II-137) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





/s/Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 2000 Annual Report


RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 2000 net income after dividends on preferred stock was $51.8 million, a decrease of $1.9 million from the previous year. In 1999, earnings were $53.7 million, down $2.8 million when compared to 1998. The decrease in earnings in 2000, as well as 1999, was primarily a result of higher expenses than in the prior year.

Revenues

Operating revenues increased in 2000 when compared to 1999. The following table summarizes the change in operating revenues for the past two years:

                                             Increase (Decrease)
                                 Amount        From Prior Year
                             -------------------------------------
                                  2000         2000        1999
                             -------------------------------------
                                         (in thousands)
Retail --
   Base Revenues              $336,103       $3,771      $2,469
   Regulatory cost
     recovery and other        226,059       45,631       1,173
------------------------------------------------------------------
Total retail                   562,162       49,402       3,642
------------------------------------------------------------------
Sales for resale--
   Non-affiliates               66,890        4,537         461
   Affiliates                   66,995          885      23,468
------------------------------------------------------------------
Total sales for resale         133,885        5,422      23,929
Other operating
   revenues                     18,272      (14,604)     (3,990)
------------------------------------------------------------------
Total operating
   revenues                   $714,319      $40,220     $23,581
==================================================================
Percent change                                  6.0%        3.6%
------------------------------------------------------------------

   Retail revenues of $562.2 million in 2000 increased $49.4 million, or 9.6 percent, from the prior year due primarily to the recovery of higher fuel and purchased power costs. Retail base rate revenues increased $3.8 million due to increased customer growth and hotter than normal weather, offset by a $10 million permanent annual rate reduction and $6.9 million of revenues subject to refund based upon the current retail revenue sharing plan (See Note 3 to the financial statements under "Retail Revenue Sharing Plan" for further information). Retail revenues for 1999 increased $3.6 million, or 0.7 percent, when compared to 1998 due primarily to an increase in the number of retail customers served by the Company.

   The 2000 increase in regulatory cost recovery and other retail revenues over 1999 is primarily attributable to higher fuel and purchased power costs. The 1999 increase in regulatory cost recovery and other retail revenues over 1998 is primarily attributable to the recovery of increased purchased power capacity costs. "Regulatory cost recovery and other" includes the following: recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity costs; and environmental compliance costs. The recovery provisions generally equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $133.9 million in 2000, an increase of $5.4 million, or
4.2 percent, over 1999 primarily due to additional energy sales. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                             2000         1999          1998
                     ----------------------------------------
                        (in thousands)
Capacity                  $20,270      $19,792       $22,503
Energy                     21,922       20,251        14,556
-------------------------------------------------------------
Total                     $42,192      $40,043       $37,059
=============================================================

   Capacity revenues increased slightly in 2000 due to the recovery of higher operating expenses experienced during the year. Capacity revenues had been declining in prior years due to the decreasing net investment related to these sales. This downward trend accelerated during 1999 as a result of a reduction in the authorized rate of return on the equity component of the investment.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   Other operating revenues decreased in 2000 and in 1999 due primarily to the retail recovery clause adjustments for the difference between recoverable costs and the amounts actually reflected in current rates. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further discussion.

Gulf Power Company 2000 Annual Report


Energy Sales

   Kilowatt-hour sales for 2000 and the percent changes by year were as follows:

                             KWH      Percent Change
                     ----------------------------------
                             2000     2000      1999
                     ----------------------------------
                       (millions)
Residential                 4,790      7.1%      0.8%
Commercial                  3,379      4.9       3.6
Industrial                  1,925      4.3       0.7
Other                          19      0.0       0.0
                         --------
Total retail               10,113      5.8       1.7
Sales for resale
   Non-affiliates           1,705      9.2      16.4
   Affiliates               1,917    (23.7)     42.9
                         --------
Total                      13,735      0.7       9.0
=======================================================

   In 2000, total retail energy sales increased when compared to 1999 due primarily to an increase in the total number of customers and hotter than normal weather. Total retail energy sales increased in 1999 when compared to 1998 due to increases in the number of customers. See "Future Earnings Potential" for information on the Company's initiatives to remain competitive and to meet conservation goals set by the Florida Public Service Commission (FPSC).

   An increase in energy sales for resale to non-affiliates of 9.2 percent in 2000 when compared to 1999 is primarily related to unit power sales under long-term contracts to other Florida utilities and bulk power sales under short-term contracts to other non-affiliated utilities. Energy sales to affiliated companies vary from year to year depending on demand and availability and cost of generating resources at each company.

Expenses

Total operating expenses in 2000 increased $39.5 million, or 7.1 percent, over the amount recorded in 1999 due primarily to higher fuel and purchased power expenses. In 1999, total operating expenses increased $26.8 million, or 5.1 percent, compared to 1998 due primarily to higher fuel, purchased power, and maintenance expenses offset by lower other operation expenses.

   Fuel expenses in 2000, when compared to 1999, increased $6.7 million, or 3.2 percent, due primarily to an increase in average fuel costs. In 1999, fuel expenses increased $11.5 million, or 5.9 percent, when compared to 1998. The increases were the result of increased generation resulting from a higher demand for energy.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                          2000       1999       1998
                                      -------------------------------
Total generation
   (millions of kilowatt-hours)         12,866     13,095     11,986
Sources of generation
   (percent)
   Coal                                   98.2       97.4       98.0
   Oil and gas                             1.8        2.6        2.0
Average cost of fuel per net
   kilowatt-hour generated
   (cents)--                              1.68       1.60       1.69
---------------------------------------------------------------------

   Purchased power expenses increased in 2000 by $25.5 million, or 44.7 percent, over 1999 and purchased power expenses for 1999 increased over 1998 by $13.2 million, or 30.2 percent, due primarily to a higher demand for energy in both years.

   Depreciation and amortization expense increased $2.3 million, or 3.5 percent, in 2000 when compared to 1999, due to an increase in depreciable property and the amortization of a portion of a regulatory asset, which was allowed in the current retail revenue sharing plan. The $5.5 million, or 9.2 percent, increase in 1999 compared to 1998 was due primarily to a reduction in the amortization of gains from the 1998 sale of emission allowances.

   Interest on long-term debt, which is included in "Interest expense", increased $1.2 million, or 5.8 percent, in 2000 when compared to 1999 due primarily to the issuance of $50 million of senior notes in August 1999. In 1999 interest on long-term debt increased $1.7 million, or 8.4 percent, when compared to 1998 due primarily to the maturity of two first mortgage bond series in 1998 which were replaced by senior notes at a slightly higher interest rate, and the issuance of $50 million of senior notes in August 1999.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its cost of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in

Gulf Power Company 2000 Annual Report


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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factor is the ability to achieve energy sales growth while containing cost in a more competitive environment.

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $5.8 million in 2000. Pension income in 2001 is expected to be less as a result of plan amendments. Future pension income is dependent on several factors including trust earnings and changes to the plan.

   The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida. Prices for electricity provided by the Company to retail customers are set by the FPSC.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. In early 1999, the FPSC staff and the Company became involved in discussions primarily related to reducing the Company's authorized rate of return. On October 1, 1999, the Office of Public Counsel, the Coalition for Equitable Rates, the Florida Industrial Power Users Group, and the Company jointly filed a petition to resolve the issues. The stipulation included a reduction to retail base rates of $10 million annually and provides for revenues to be shared within set ranges for 1999 through 2002. Customers receive two-thirds of any revenue within the sharing range and the Company retains one-third. Any revenue above this range is refunded to the customers. The stipulation also included authorization for the Company, at its discretion, to accrue up to an additional $5 million to the property insurance reserve and $1 million to amortize a regulatory asset related to the corporate office. The Company also filed a request to prospectively reduce its authorized ROE range from 11 to 13 percent to 10.5 to 12.5 percent in order to help ensure that the FPSC would approve the stipulation. The FPSC approved both the stipulation and the ROE request with an effective date of November 4, 1999. The Company is currently planning to seek additional rate relief to recover costs related to the Smith Unit 3 combined cycle facility currently under construction and scheduled to be placed in-service in June of 2002.

   For calendar year 2000, the Company's retail revenue range for sharing was $352 million to $368 million. Actual retail revenues in 2000 were $362.4 million and the Company recorded revenues subject to refund of $6.9 million. The estimated refund with interest was reflected in customer billings in February 2001. For calendar year 2001, the Company's retail revenue range for sharing is $358 million to $374 million. For calendar year 2002, there are specified sharing ranges for each month from the expected in-service date of Smith Unit 3 until the end of the year. The sharing plan will expire at the earlier of the in-service date of Smith Unit 3 or December 31, 2002.

   The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets.

   In 2000, Florida's Governor appointed a 17 member study commission to look at the state's electric industry, studying issues ranging from current and future reliability of electric and natural gas supply, electric industry retail and wholesale competition, environmental impacts of energy supply, conservation, and

Gulf Power Company 2000 Annual Report


tax issues. The commission's final report and recommendations are due to the Governor and legislature by December 1, 2001. The commission submitted an interim report to the state legislature that involves introducing more competition into the wholesale production of electricity in Florida. If approved by the legislature, the proposal would require utilities to turn over generating assets to an unregulated affiliate company over a 6-year transition period. The proposal would allow out of state companies to build merchant facilities and to bid on new generation needs. The effects of any proposed changes cannot presently be determined, but could have a material effect on the Company's financial statements.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Florida, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the current energy crisis in California. As a result of this crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. The inability of a company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on financial condition and results of operations.

   Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if the Company does not remain a low-cost producer and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings.

   In 1996, the FPSC approved a new optional Commercial/Industrial Service Rider
(CISR), which is applicable to the rate schedules for the Company's largest existing and potential customers who are able to show they have viable alternatives to purchasing the Company's energy services. The CISR, approved as a pilot program, provides the flexibility needed to enable the Company to offer its services in a more competitive manner to these customers. The publicity of the CISR ruling, increased competitive pressures, and general awareness of customer choice pilots and proposals across the country have stimulated interest on the part of customers in custom tailored offerings. The Company has participated in one-on-one discussions with many of these customers, and has negotiated and executed two Contract Service Agreements within the CISR pilot program. The pilot program was scheduled to end in 2000; however, on February 6, 2001 the FPSC approved the Company's request to remove the original 48 month limitation and allow the program to continue.

    Every five years the FPSC establishes numeric demand side management goals. The Company proposed numeric goals for the ten-year period from 2000 to 2009. The proposed goals consisted of the total, cost-effective winter and summer peak demand (kilowatts) and annual energy (kilowatt-hour) savings reasonably achievable from demand side management for the residential and commercial/industrial classes. The Company submitted its 2001 Demand Side Management Plan to the FPSC on December 29, 2000. The plan describes the proposed programs the Company will employ to reach the numeric goals. The plan relies heavily on innovative pricing and energy efficient construction.

    On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. After participating in regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing with the FERC. Southern Company and its integrated utility subsidiaries, including the Company, filed on October 16, 2000, a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of the Company and any other participating utilities. Participants would have the option to either maintain their ownership or divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of

Gulf Power Company 2000 Annual Report


an RTO is not expected to have a material impact on the Company's financial statements. The outcome of this matter cannot now be determined.

   The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators to sell power largely free of regulation under PUHCA. These entities are able to own and operate power generating facilities and sell power to affiliates -- under certain restrictions.

    Southern Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets. In January 2001, Southern Company announced the formation of a new subsidiary -- Southern Power Company. The new subsidiary will own, manage, and finance wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for Southern Company's market-based energy business. Energy from its assets will be marketed to wholesale customers under the Southern Company name.

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

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 2000, exposure from these activities was not material.

New Accounting Standard

In June 2000, FASB issued Statement No. 138, an amendment of Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   The Company may utilize financial instruments to reduce its exposure to changes in interest rates depending on market conditions. The Company also enters into commodity related forward contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales.

   Substantially all of these bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

   The Company adopted Statement No. 133 effective January 1, 2001. The impact on net income was immaterial. The application of the new rules is still evolving and further guidance from FASB is expected, which could additionally impact the Company's financial statements. Also, as wholesale energy markets mature, future transactions could result in more volatility in net income and comprehensive income.

                                       11-118

Gulf Power Company 2000 Annual Report


Financial Condition

Overview

The Company's financial condition continues to be very solid. During 2000, gross property additions were $95.8 million. Funds for the property additions were provided by operating activities. See the Statements of Cash Flows for further details.

Financing Activities

In 2000, there were no issuances or retirements of long-term debt. In 1999, the Company sold $50 million of senior notes and long-term bank notes totaling $27 million were retired. See the Statements of Cash Flows for further details.

   Composite financing rates for the years 1998 through 2000 as of year end were as follows:

                                       2000      1999      1998
                                    -----------------------------
Composite interest rate on
   long-term debt                       6.2%      6.0%      6.1%
Composite rate on
   trust preferred securities           7.3%      7.3%      7.3%
Composite preferred stock
   dividend rate                        5.1%      5.1%      5.1%
-----------------------------------------------------------------

   The composite interest rate on long-term debt increased in 2000 due to higher interest rates on variable rate pollution control bonds.


Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $451 million for the three years beginning in 2001 ($279 million in 2001, $96 million in 2002, and $76 million in 2003). These amounts include $199.2 million for the years 2001 and 2002 for the estimated cost of a 574 megawatt combined cycle gas generating unit and related interconnections to be located in the eastern portion of the Company's service area. The unit is expected to have an in-service date of June 2002. The remaining property additions budget is primarily for maintaining and upgrading transmission and distribution facilities and generating plants. Actual construction costs may vary from this estimate because of changes in such factors as the following: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

The Company will continue to retire higher-cost debt and preferred securities and replace these securities with lower-cost capital as market conditions and terms of the instruments permit.

Environmental Matters

In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. As a result of a systemwide compliance strategy, some 50 generating units of Southern Company were brought into compliance with Phase I requirements.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $300 million for Southern Company, including approximately $42 million for the Company.

   Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased Southern Company's total construction expenditures through 2000 by approximately $100 million. Phase II compliance did not have a material impact on Gulf Power.

   A significant portion of costs related to the acid rain and ozone nonattainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

Gulf Power Company 2000 Annual Report


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

   In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

   In September 1998, the EPA issued the final regional nitrogen oxide reduction rule to the states for implementation. Compliance is required by May 31, 2004. The final rule affects 21 states, including Georgia. See Note 5 to the financial statements under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3.

   In December 2000, the EPA completed its utility study for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls will likely be required around 2010. Litigation of the BART rules is probable in the near future.

   Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

   The EPA and state environmental regulatory agencies are also reviewing and evaluating various other matters including: nitrogen oxide emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

   On November 3, 1999, the EPA brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, including the five facilities mentioned previously and the Company's Plants Crist and Scherer. See Note 5 to the financial statements under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court

                                       11-120

Gulf Power Company 2000 Annual Report


granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. Southern Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

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

Sources of Capital

At December 31, 2000, the Company had approximately $4.4 million of cash and cash equivalents and $53.5 million of unused committed lines of credit with banks to meet its short-term cash needs. Refer to the Statements of Cash Flows for details related to the Company's financing activities. See Note 4 to the financial statements under "Bank Credit Arrangements" for additional information.

   The Company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. The Company has no restrictions on the amounts of unsecured indebtedness it may incur. However, in order to issue first mortgage bonds or preferred stock, the Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Cautionary Statement Regarding Forward-Looking
Information

The Company's 2000 Annual Report contains forward looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action; the extent and timing of the entry of additional competition in the markets of the Company; potential business strategies, including acquisitions or dispositions of assets or

                                       11-121

Gulf Power Company 2000 Annual Report


businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by the registrants; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.

STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Gulf Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                              2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating Revenues:
Retail sales                                                               $562,162             $512,760            $509,118
Sales for resale --
  Non-affiliates                                                             66,890               62,354              61,893
  Affiliates                                                                 66,995               66,110              42,642
Other revenues                                                               18,272               32,875              36,865
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                    714,319              674,099             650,518
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                      215,744              209,031             197,462
  Purchased power --
    Non-affiliates                                                           73,846               46,332              29,369
    Affiliates                                                                8,644               10,703              14,445
  Other                                                                     117,146              114,670             119,011
Maintenance                                                                  56,281               57,830              57,286
Depreciation and amortization                                                66,873               64,589              59,129
Taxes other than income taxes                                                55,904               51,782              51,462
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    594,438              554,937             528,164
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                            119,881              119,162             122,354
Other Income (Expense):
Interest income                                                               1,137                1,771                 931
Other, net                                                                   (4,126)              (1,357)             (2,339)
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                                   116,892              119,576             120,946
-----------------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                        28,085               26,861              25,556
Distributions on preferred securities of subsidiary                           6,200                6,200               6,034
-----------------------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                                        34,285               33,061              31,590
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                 82,607               86,515              89,356
Income taxes (Note 7)                                                        30,530               32,631              32,199
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   52,077               53,884              57,157
Dividends on Preferred Stock                                                    234                  217                 636
-----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                              $ 51,843             $ 53,667            $ 56,521
=============================================================================================================================
The accompanying notes are an integral part of these statements.









                                                                11-123

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Gulf Power Company 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                              2000                 1999                1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Operating Activities:
Net income                                                               $  52,077            $  53,884           $  57,157
Adjustments to reconcile net income
  to net cash provided from operating activities --
        Depreciation and amortization                                       69,915               68,721              69,633
        Deferred income taxes and investment tax credits, net              (12,516)              (6,609)             (4,684)
        Other, net                                                          10,686                3,735               3,463
        Changes in certain current assets and liabilities --
          Receivables, net                                                 (20,212)             (10,484)             11,308
          Fossil fuel stock                                                 13,101               (5,656)             (4,917)
          Materials and supplies                                             1,055               (2,063)                609
          Accounts payable                                                  15,924               (2,023)                823
          Provision for rate refund                                          7,203                    -                   -
          Other                                                             12,521                7,030             (18,471)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                149,754              106,535             114,921
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                   (95,807)             (69,798)            (69,731)
Other                                                                       (4,432)              (8,856)              5,990
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (100,239)             (78,654)            (63,741)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                  (12,000)              23,500             (15,500)
Proceeds --
   Other long-term debt                                                          -               50,000              50,000
   Preferred securities                                                          -                    -              45,000
   Capital contributions from parent company                                12,222                2,294                 522
Retirements --
   First mortgage bonds                                                          -                    -             (45,000)
   Other long-term debt                                                     (1,853)             (27,074)             (8,326)
   Preferred stock                                                               -                    -              (9,455)
Payment of preferred stock dividends                                          (234)                (271)               (792)
Payment of common stock dividends                                          (59,000)             (61,300)            (67,200)
Other                                                                          (22)                (246)             (4,167)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                     (60,887)             (13,097)            (54,918)
----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                    (11,372)              14,784              (3,738)
Cash and Cash Equivalents at Beginning of Period                            15,753                  969               4,707
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $  4,381            $  15,753            $    969
============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                    $32,277              $27,670             $28,044
   Income taxes (net of refunds)                                            42,252               29,462              38,782
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.





                                                                11-124

BALANCE SHEETS
At December 31, 2000 and 1999
Gulf Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                       2000                     1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                                              $    4,381               $   15,753
Receivables --
  Customer accounts receivable                                                             69,820                   55,108
  Other accounts and notes receivable                                                       2,179                    4,325
  Affiliated companies                                                                     15,026                    7,104
  Accumulated provision for uncollectible accounts                                         (1,302)                  (1,026)
Fossil fuel stock, at average cost                                                         16,768                   29,869
Materials and supplies, at average cost                                                    29,033                   30,088
Regulatory clauses under recovery                                                           2,112                   11,611
Other                                                                                       6,543                    5,354
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      144,560                  158,186
------------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                              1,892,023                1,853,664
Less accumulated provision for depreciation                                               867,260                  821,970
------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,024,763                1,031,694
Construction work in progress                                                              71,008                   34,164
------------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                    1,095,771                1,065,858
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                              4,510                    1,481
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 7)                                          15,963                   25,264
Prepaid pension costs (Note 2)                                                             23,491                   17,734
Debt expense, being amortized                                                               2,392                    2,526
Premium on reacquired debt, being amortized                                                15,866                   17,360
Other                                                                                      12,943                   20,086
------------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                    70,655                   82,970
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $1,315,496               $1,308,495
==============================================================================================================================
The accompanying notes are an integral part of these balance sheets.



BALANCE SHEETS
At December 31, 2000 and 1999
Gulf Power Company 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                       2000                     1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Current Liabilities:
Notes payable                                                                          $ 43,000                 $ 55,000
Accounts payable --
  Affiliated                                                                             17,558                   14,878
  Other                                                                                  38,153                   22,581
Customer deposits                                                                        13,474                   12,778
Taxes accrued --
  Income taxes                                                                            3,864                    4,889
  Other                                                                                   8,749                    7,707
Interest accrued                                                                          8,324                    9,255
Provision for rate refund                                                                 7,203                        -
Vacation pay accrued                                                                      4,512                    4,199
Regulatory clauses over recovery                                                          6,848                    3,125
Other                                                                                     1,584                    1,836
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               153,269                  136,248
----------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                            365,993                  367,449
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                              155,074                  162,776
Deferred credits related to income taxes (Note 7)                                        38,255                   49,693
Accumulated deferred investment tax credits                                              25,792                   27,712
Employee benefits provisions                                                             34,507                   31,735
Other                                                                                    25,992                   21,333
----------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                            279,620                  293,249
----------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements)                                       85,000                   85,000
----------------------------------------------------------------------------------------------------------------------------
Preferred stock (See accompanying statements)                                             4,236                    4,236
----------------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                               427,378                  422,313
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                           $1,315,496               $1,308,495
============================================================================================================================
The accompanying notes are an integral part of these balance sheets.




STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Gulf Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------------
                                                                          2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)                (percent of total)
Long Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           -------------
       July 1, 2003                       6.125%                      $ 30,000          $ 30,000
       November 1, 2006                   6.50%                         25,000            25,000
       January 1, 2026                    6.875%                        30,000            30,000
------------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              85,000            85,000
------------------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
  7.50% due June 30, 2037                                               20,000            20,000
  6.70% due June 30, 2038                                               48,073            49,926
  7.05% due August 15, 2004                                             50,000            50,000
------------------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                          118,073           119,926
------------------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
     Pollution control revenue bonds --
      Collateralized:
       5.25% to 6.30% due 2006-2026                                    108,700           108,700
       Variable rates (3.70% at 1/1/00)
        due 2024                                                             -            20,000
      Non-collateralized:
       Variable rates (5.10% to 5.30% at 1/1/01)
        due 2022-2024                                                   60,930            40,930
------------------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                             169,630           169,630
------------------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                                (6,710)           (7,107)
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $23.2 million)                                        365,993           367,449            41.5%             41.8%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value, 4.64% to 5.44%                                           4,236             4,236
------------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $0.2 million)                      4,236             4,236             0.5%              0.5%
------------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities:
$25 liquidation value --
  7.00%                                                                 45,000            45,000
  7.63%                                                                 40,000            40,000
------------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $6.2 million)                 85,000            85,000             9.6%              9.7%
------------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized and outstanding -
    992,717 shares in 2000 and 1999                                     38,060            38,060
  Paid-in capital                                                      233,476           221,254
  Premium on preferred stock                                                12                12
Retained earnings                                                      155,830           162,987
------------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                      427,378           422,313            48.4%             48.0%
------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $882,607          $878,998           100.0%            100.0%
====================================================================================================================================
The accompanying notes are an integral part of these statements.







                                                                11-127


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Gulf Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Premium on
                                                             Common        Paid-In       Preferred      Retained
                                                             Stock         Capital         Stock        Earnings          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

Balance at January 1, 1998                                   $38,060        $218,438           $12        $172,208         $428,718
Net income after dividends on preferred stock                      -               -             -          56,521           56,521
Capital contributions from parent company                          -             522             -               -              522
Cash dividends on common stock                                     -               -             -         (57,200)         (57,200)
Other                                                              -               -             -            (909)            (909)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                  38,060         218,960            12         170,620          427,652
Net income after dividends on preferred stock                      -               -             -          53,667           53,667
Capital contributions from parent company                          -           2,294             -               -            2,294
Cash dividends on common stock                                     -               -             -         (61,300)         (61,300)
Balance at December 31, 1999                                  38,060         221,254            12         162,987          422,313
------------------------------------------------------------------------------------------------------------------------------------
Net income after dividends on preferred stock                      -               -             -          51,843           51,843
Capital contributions from parent company                          -          12,222             -               -           12,222
Cash dividends on common stock                                     -               -             -         (59,000)         (59,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 $38,060        $233,476           $12        $155,830         $427,378
====================================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 2000 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Gulf Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five integrated Southeast utilities, Southern Company Services (SCS), Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Mirant Corporation (Mirant) - formerly Southern Energy, Inc., -- Southern Nuclear Operating Company (Southern Nuclear), and other direct and indirect subsidiaries. The integrated Southeast utilities -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four states. Gulf Power Company provides electric service to the northwest panhandle of Florida. Contracts among the integrated Southeast utilities -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power --are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant acquires, develops, builds, owns, and operates power production and delivery facilities and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the southeastern United States.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission
(FPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the FPSC and the FERC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Related-Party Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $44 million, $43 million, and $40 million during 2000, 1999, and 1998, respectively.

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

                                              2000          1999
                                        --------------------------
                                             (in thousands)
Deferred income tax charges              $  15,963      $ 25,264
Deferred loss on reacquired
  debt                                      15,866        17,360
Environmental remediation                    7,638         5,745
Vacation pay                                 4,512         4,199
Regulatory clauses under (over)
   recovery, net                            (4,736)        8,486
Accumulated provision for
   rate refunds                             (7,203)            -
Accumulated provision for
   property damage                          (8,731)       (5,528)
Deferred income tax credits                (38,255)      (49,693)
Other, net                                  (1,074)       (1,255)
------------------------------------------------------------------
Total                                    $ (16,020)     $  4,578
==================================================================

Gulf Power Company 2000 Annual Report


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

   Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period.

   Fuel costs are expensed as the fuel is used. The Company's retail electric rates include provisions to annually adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. The Company also has similar retail cost recovery clauses for energy conservation costs, purchased power capacity costs, and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

   The Company has a diversified base of customers and no single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged significantly less than 1 percent of revenues.

Depreciation and Amortization

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.8 percent in 2000, 1999, and 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities.

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

Financial Instruments

The Company's financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying          Fair
                                         Amount         Value
                                   ---------------------------
                                          (in thousands)
Long-term debt:
   At December 31, 2000                $365,993      $364,697
   At December 31, 1999                $367,449      $349,791
Capital trust preferred
securities:
   At December 31, 2000                 $85,000       $80,988
   At December 31, 1999                 $85,000       $69,092
--------------------------------------------------------------

   The fair values for long-term debt and preferred securities were based on either closing market prices or closing prices of comparable instruments.

Gulf Power Company 2000 Annual Report


Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.2 million and $1.8 million at December 31, 2000 and 1999, respectively, is included in other current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company provides for the cost of repairing damages from major storms and other uninsured property damages. This includes the full cost of major storms and other damages to its transmission and distribution lines and the cost of uninsured damages to its generation and other property. The expense of such damages is charged to the provision account. At December 31, 2000 and 1999, the accumulated provision for property damage was $8.7 million and $5.5 million, respectively. The FPSC approved annual accrual to the accumulated provision for property damage is $3.5 million, with a target level for the accumulated provision account between $25.1 and $36.0 million. The FPSC has also given the Company the flexibility to increase its annual accrual amount above $3.5 million at the Company's discretion. The Company accrued $3.5 million in 2000, $5.5 million in 1999, and $6.5 million in 1998 to the accumulated provision for property damage. The Company charged $0.3 million, $1.6 million, and $4.2 million against the provision account in 2000, 1999, and 1998 respectively.

2.  RETIREMENT BENEFITS

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent required by the Company's regulatory commissions. In late 2000, the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase the Company's annual pension and postretirement benefits costs by approximately $1.2 million and $0.6 million, respectively. The measurement date for plan assets and obligations is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:
                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                           2000          1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $141,967      $143,012
Service cost                              4,282         4,490
Interest cost                            10,394         9,440
Benefits paid                            (6,973)       (6,862)
Actuarial gain and
    employee transfers, net                (689)       (8,113)
---------------------------------------------------------------
Balance at end of year                 $148,981      $141,967
===============================================================


                                           Plan Assets
                                    ---------------------------
                                           2000          1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $241,485      $212,934
Actual return on plan assets             43,833        35,971
Benefits paid                            (6,973)       (6,862)
Employee transfers                        4,921          (558)
---------------------------------------------------------------
Balance at end of year                 $283,266      $241,485
===============================================================

   The accrued pension costs recognized in the Balance Sheets were as follows:

                                           2000          1999
---------------------------------------------------------------
                                          (in thousands)
Funded status                          $ 134,286     $ 99,518
Unrecognized transition
    obligation                           (3,602)       (4,323)
Unrecognized prior
    service cost                          4,121         4,495
Unrecognized net gain                  (111,314)      (81,956)
---------------------------------------------------------------
Prepaid asset recognized
      in the Balance Sheets            $ 23,491      $ 17,734
===============================================================

Gulf Power Company 2000 Annual Report


    Components of the pension plan's net periodic cost were as follows:

                               2000          1999         1998
-------------------------------------------------------------------
Service cost                $  4,282     $  4,490      $  4,107
Interest cost                 10,394        9,440         9,572
Expected return on
  plan assets                (17,504)     (15,968)      (14,827)
Recognized net gain           (2,582)      (1,579)       (1,891)
Net amortization                (347)        (347)         (347)
-------------------------------------------------------------------
Net pension income          $ (5,757)    $ (3,964)     $ (3,386)
===================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                            Accumulated
                                        Benefit Obligations
                                    ---------------------------
                                           2000          1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year            $48,010       $49,303
Service cost                                896         1,087
Interest cost                             3,515         3,261
Benefits paid                            (1,462)       (1,177)
Actuarial gain and
 employee transfers, net                   (934)       (4,464)
---------------------------------------------------------------
Balance at end of year                  $50,025       $48,010
===============================================================


                                            Plan Assets
                                    ---------------------------
                                        2000           1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year          $11,196        $ 9,603
Actual return on plan assets            2,079          1,525
Employer contributions                  1,575          1,245
Benefits paid                          (1,462)        (1,177)
---------------------------------------------------------------
Balance at end of year                $13,388        $11,196
===============================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                          2000          1999
---------------------------------------------------------------
                                         (in thousands)
Funded status                         $(36,638)     $(36,814)
Unrecognized transition
  obligation                             4,368          4,723
Unrecognized prior
  service cost                           2,582          2,741
Unrecognized net loss                      496          2,620
Fourth quarter contributions               316            300
---------------------------------------------------------------
Accrued liability recognized
  in the Balance Sheets               $(28,876)      $(26,430)
===============================================================

    Components of the postretirement plan's net periodic cost were as follows:

                                     2000        1999      1998
----------------------------------------------------------------
Service cost                       $  896      $1,087    $  946
Interest cost                       3,515       3,261     3,123
Expected return on
  plan assets                        (901)       (794)     (717)
Transition obligation                 355         356       356
Prior service cost                    159         159       119
Recognized net loss                    13         264       128
----------------------------------------------------------------
Net postretirement cost            $4,037      $4,333    $3,955
================================================================

   The weighted average rates assumed in the actuarial calculations for both the pension plan and postretirement benefits were:

                                       2000       1999
--------------------------------------------------------
Discount                               7.50%      7.50%
Annual salary increase                 5.00%      5.00%
Long-term return on plan
assets                                 8.50%      8.50%
--------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 7.3 percent for 2000, decreasing gradually to 5.5 percent through the year 2005, and remaining at that level thereafter.

Gulf Power Company 2000 Annual Report


An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows (in thousands):

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
Benefit obligation                    $3,187          $2,874
Service and interest costs              $278            $247
===============================================================

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $2.2 million, $2.0 million, and $2.0 million, respectively.

Work Force Reduction Programs

The Company recorded costs related to work force reduction programs of $0.6 million in 2000, $0.2 million in 1999, and $2.8 million in 1998. The Company has also incurred its pro rata share for the costs of affiliated companies' programs. The costs related to these programs were $1.2 million for 2000, $0.6 million for 1999, and $0.2 million for 1998. The Company has expensed all costs related to these work force reduction programs.

3.   CONTINGENCIES AND REGULATORY
     MATTERS

Environmental Cost Recovery

In 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery Clause (ECRC), which allows a utility to petition the FPSC for recovery of all prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Such environmental costs include operation and maintenance expense, emission allowance expense, depreciation, and a return on invested capital.

   In 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs. During 2000, 1999, and 1998, the Company recorded ECRC revenues of $9.9 million, $11.5 million, and $8.0 million, respectively.

   At December 31, 2000, the Company's liability for the estimated costs of environmental remediation projects for known sites was $7.6 million. These estimated costs are expected to be expended from 2001 through 2006. These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $1.2 million in current assets and current liabilities and $6.4 million in deferred assets and deferred liabilities representing the future recoverability of these costs.

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and SCS. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

   The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, including the five facilities mentioned previously and the Company's Plants Crist and Scherer. See Note 5 under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

   An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash

Gulf Power Company 2000 Annual Report


flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Revenue Sharing Plan

In early 1999, the FPSC staff and the Company became involved in discussions primarily related to reducing the Company's authorized rate of return. On October 1, 1999, the Office of Public Counsel, the Coalition for Equitable Rates, the Florida Industrial Power Users Group, and the Company jointly filed a petition to resolve the issues. The stipulation included a reduction to retail base rates of $10 million annually and provides for revenues to be shared within set ranges for 1999 through 2002. Customers receive two-thirds of any revenue within the sharing range and the Company retains one-third. Any revenue above this range is refunded to the customers. The stipulation also included authorization for the Company, at its discretion, to accrue up to an additional $5 million to the property insurance reserve and $1 million to amortize a regulatory asset related to the corporate office. The Company also filed a request to prospectively reduce its authorized ROE range from 11 to 13 percent to 10.5 to 12.5 percent in order to help ensure that the FPSC would approve the stipulation. The FPSC approved both the stipulation and the ROE request with an effective date of November 4, 1999. The Company is currently planning to seek additional rate relief to recover costs related to the Smith Unit 3 combined cycle facility scheduled to be placed in-service in June of 2002.

   For calendar year 2000, the Company's retail revenue range for sharing was $352 million to $368 million to be shared between the Company and its retail customers on the one-third/two-thirds basis. Actual retail revenues in 2000 were $362.4 million and the Company recorded revenues subject to refund of $6.9 million. The estimated refund with interest of $0.3 million was reflected in customer billings in February 2001. In addition to the refund the Company amortized $1 million of the regulatory assets related to the corporate office. For calendar year 2001, the Company's retail revenue range for sharing is $358 million to $374 million. For calendar year 2002, there are specified sharing ranges for each month from the expected in-service date of Smith Unit 3 until the end of the year. The sharing plan will expire at the earlier of the in-service date of Smith Unit 3 or December 31, 2002.

4. FINANCING AND COMMITMENTS

Construction Program

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $279 million in 2001, $96 million in 2002, and $76 million in 2003. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 2000, significant purchase commitments were outstanding in connection with the construction program. The Company has budgeted $199.2 million for the years 2001 and 2002 for the estimated cost of a 574 megawatt combined cycle gas generating unit to be located in the eastern portion of its service area. The unit is expected to have an in-service date of June 2002. The Company's remaining construction program is related to maintaining and upgrading the transmission, distribution, and generating facilities.

Bank Credit Arrangements

At December 31, 2000, the Company had $61.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $53.5 million remained unused. In addition, the Company has two unused committed lines of credit totaling $61.9 million that were established for liquidity support of its variable rate pollution control bonds. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with seven major money center banks that total $130 million, of which $35 million was committed at December 31, 2000.

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Gulf Power Company 2000 Annual Report


Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into contract commitments for the procurement of fuel. In some cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated obligations at December 31, 2000 were as follows:

   Year                                           Fuel
   ---------                                 ----------------
                                              (in millions)
   2001                                                 $139
   2002                                                   91
   2003                                                   90
   2004                                                   92
   2005                                                   93
   2006-2024                                             473
   -------------------------------------------------------------
   Total commitments                                    $978
   =============================================================


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

   The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventories was $2.1 million in 2000 and $2.8 million in 1999. The annual amounts for 2001 through 2005 are expected to be $1.9 million, $1.9 million, $1.9 million, $2.0 million, and $2.0 million, respectively, and after 2005 are expected to total $13.8 million.

5.  JOINT OWNERSHIP AGREEMENTS

The Company and Mississippi Power jointly own Plant Daniel, a steam-electric generating plant located in Jackson County, Mississippi. In accordance with the operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of the plant.

   The Company and Georgia Power jointly own Plant Scherer Unit No. 3. Plant Scherer is a steam-electric generating plant located near Forsyth, Georgia. In accordance with the operating agreement, Georgia Power acts as the Company's agent with respect to the construction, operation, and maintenance of the unit.

   The Company's pro rata share of expenses related to both plants is included in the corresponding operating expense accounts in the Statements of Income.

   At December 31, 2000, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                      Plant Scherer     Plant
                                       Unit No. 3       Daniel
                                      (coal-fired)   (coal-fired)
                                     -----------------------------
                                            (in thousands)
Plant In Service                        $185,778(1)    $232,074
Accumulated Depreciation                 $70,207       $118,504
Construction Work in Progress               $252         $2,006

Nameplate Capacity (2)
   (megawatts)                               205            500
Ownership                                     25%            50%
------------------------------------------------------------------

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel:  1,000

6.  LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating affiliates have long-term contractual agreements for the sale of capacity to certain non-affiliated utilities located outside the system's service area. The unit power sales agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues from these sales were $20.3 million in 2000, $19.8 million in 1999, and $22.5 million in 1998.

Gulf Power Company 2000 Annual Report


Capacity revenues increased slightly in 2000 due to the recovery of higher operating expenses experienced during the year.

   Unit power from specific generating plants of Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), and Jacksonville Electric Authority (JEA). Under these agreements, 209 megawatts of net dependable capacity were sold by the Company during 2000. Sales will increase slightly to 210 megawatts per year in 2001 and remain close to that level, unless reduced by FP&L, FPC, and JEA for the periods after 2001 with a minimum of three years notice, until the expiration of the contracts in 2010.

7.  INCOME TAXES

At December 31, 2000, the tax-related regulatory assets to be recovered from customers were $16.0 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized allowance for funds used during construction. At December 31, 2000, the tax-related regulatory liabilities to be credited to customers were $38.3 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:

                                      2000         1999        1998
                                ------------------------------------
                                          (in thousands)
Total provision for income taxes:
Federal--
   Current                         $37,250      $33,973     $31,746
   Deferred                        (11,159)     (6,107)     (4,467)
--------------------------------------------------------------------
                                    26,091       27,866      27,279
--------------------------------------------------------------------
State--
   Current                           5,796        5,267       5,137
   Deferred                         (1,357)       (502)       (217)
--------------------------------------------------------------------
                                     4,439        4,765       4,920
--------------------------------------------------------------------
Total                              $30,530      $32,631     $32,199
====================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                2000            1999
                                          ---------------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                 $172,646        $168,662
   Other                                      14,262          24,272
---------------------------------------------------------------------
Total                                        186,908         192,934
---------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes      8,703           9,293
   Postretirement benefits                     9,205           8,456
   Other                                      14,742          12,526
---------------------------------------------------------------------
Total                                         32,650          30,275
---------------------------------------------------------------------
Net deferred tax liabilities                 154,258         162,659
Less current portion, net                       (816)           (117)
---------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets              $155,074        $162,776
=====================================================================

   Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation and amortization in the Statements of Income. Credits amortized in this manner amounted to $1.9 million in 2000, 1999, and 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       2000     1999     1998
                                    ----------------------------
Federal statutory rate                   35%      35%      35%
State income tax,
   net of federal deduction               4        4        4
Non-deductible book
   depreciation                           1        1        1
Difference in prior years'
   deferred and current tax rate         (2)      (2)      (2)
Other, net                               (1)       -       (2)
----------------------------------------------------------------
Effective income tax rate                37%      38%      36%
================================================================

   The Company and the other subsidiaries of Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

Gulf Power Company 2000 Annual Report


8.  COMPANY OBLIGATED MANDATORILY
    REDEEMABLE PREFERRED SECURITIES

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

9.  SECURITIES DUE WITHIN ONE YEAR

At December 31, 2000, the Company had an improvement fund requirement of $850,000. The first mortgage bond improvement fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control revenue bond obligations. The requirement may be satisfied by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 and 2/3 times the requirement.

10.  COMMON STOCK DIVIDEND
     RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions, which remain in effect as long as the bonds are outstanding. At December 31, 2000, retained earnings of $127 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

11.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2000 and 1999 are as follows:

                                                         Net Income
                                                    After Dividends
                         Operating     Operating       on Preferred
Quarter Ended             Revenues        Income              Stock
--------------------------------------------------------------------
                                     (in thousands)
March 2000                $138,498       $16,007             $4,653
June 2000                  182,120        30,505             12,927
September 2000             232,533        52,614             26,438
December 2000              161,168        20,755              7,825

March 1999                $134,506       $15,665            $ 4,799
June 1999                  166,815        29,253             13,226
September 1999             218,264        54,429             28,582
December 1989              154,514        19,815              7,060
--------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.


SELECTED FINANCIAL AND OPERATING DATA 1996-2000
Gulf Power Company 2000 Annual Report


-----------------------------------------------------------------------------------------------------------------------------------
                                                              2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                         $714,319        $674,099        $650,518        $625,856        $634,365
Net Income after Dividends
  on Preferred Stock (in thousands)                        $51,843         $53,667         $56,521         $57,610         $57,845
Cash Dividends
  on Common Stock (in thousands)                           $59,000         $61,300         $57,200         $64,600         $58,300
Return on Average Common Equity (percent)                    12.20           12.63           13.20           13.33           13.27
Total Assets (in thousands)                             $1,315,496      $1,308,495      $1,267,901      $1,265,612      $1,308,366
Gross Property Additions (in thousands)                    $95,807         $69,798         $69,731         $54,289         $61,386
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                       $427,378        $422,313        $427,652        $428,718        $435,758
Preferred stock                                              4,236           4,236           4,236          13,691          65,102
Company obligated mandatorily
  redeemable preferred securities                           85,000          85,000          85,000          40,000               -
Long-term debt                                             365,993         367,449         317,341         296,993         331,880
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)             $882,607        $878,998        $834,229        $779,402        $832,740
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                           48.4            48.0            51.3            55.0            52.3
Preferred stock                                                0.5             0.5             0.5             1.8             7.8
Company obligated mandatorily
  redeemable preferred securities                              9.6             9.7            10.2             5.1               -
Long-term debt                                                41.5            41.8            38.0            38.1            39.9
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                100.0           100.0           100.0           100.0           100.0
===================================================================================================================================
Security Ratings:
First Mortgage Bonds -
     Moody's                                                    A1              A1              A1              A1              A1
     Standard and Poor's                                        A+             AA-             AA-             AA-              A+
     Fitch                                                    AA-*             AA-             AA-             AA-             AA-
Preferred Stock -
     Moody's                                                    a2              a2              a2              a2              a2
     Standard and Poor's                                      BBB+              A-               A               A               A
     Fitch                                                      A*               A              A+              A+              A+
Unsecured Long-Term Debt -
     Moody's                                                    A2              A2              A2              A2               -
     Standard and Poor's                                         A               A               A               A               -
     Fitch                                                     A+*              A+              A+              A+               -
===================================================================================================================================
Customers (year-end):
Residential                                                321,731         315,240         307,077         300,257         291,196
Commercial                                                  47,666          47,728          46,370          44,589          43,196
Industrial                                                     280             267             257             267             278
Other                                                          442             316             268             264             162
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      370,119         363,551         353,972         345,377         334,832
===================================================================================================================================
Employees (year-end):                                        1,327           1,339           1,328           1,328           1,384
-----------------------------------------------------------------------------------------------------------------------------------
*Effective 1/22/01 the Fitch Security Ratings for First Mortgage Bonds,
  Preferred Stock, and Unsecured Long-Term Debt are A+, A-, and A respectively.

SELECTED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Gulf Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------
                                                         2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                         $ 308,728        $277,311       $ 276,208       $ 277,609       $ 285,498
Commercial                                            181,584         165,871         160,960         164,435         164,181
Industrial                                             76,539          67,404          69,850          77,492          78,994
Other                                                  (4,689)          2,174           2,100           2,083           2,056
------------------------------------------------------------------------------------------------------------------------------
Total retail                                          562,162         512,760         509,118         521,619         530,729
Sales for resale  - non-affiliates                     66,890          62,354          61,893          63,697          63,201
Sales for resale  - affiliates                         66,995          66,110          42,642          16,760          17,762
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity              696,047         641,224         613,653         602,076         611,692
Other revenues                                         18,272          32,875          36,865          23,780          22,673
------------------------------------------------------------------------------------------------------------------------------
Total                                                $714,319        $674,099        $650,518        $625,856        $634,365
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                         4,790,038       4,471,118       4,437,558       4,119,492       4,159,924
Commercial                                          3,379,449       3,222,532       3,111,933       2,897,887       2,808,634
Industrial                                          1,924,749       1,846,237       1,833,575       1,903,050       1,808,086
Other                                                  18,730          19,296          18,952          18,101          17,815
------------------------------------------------------------------------------------------------------------------------------
Total retail                                        0,112,966       9,559,183       9,402,018       8,938,530       8,794,459
Sales for resale  - non-affiliates                  1,705,486       1,561,972       1,341,990       1,531,179       1,534,097
Sales for resale  - affiliates                      1,916,526       2,511,983       1,758,150         848,135         709,647
------------------------------------------------------------------------------------------------------------------------------
Total                                               3,734,978      13,633,138      12,502,158      11,317,844      11,038,203
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                              6.45            6.20            6.22            6.74            6.86
Commercial                                               5.37            5.15            5.17            5.67            5.85
Industrial                                               3.98            3.65            3.81            4.07            4.37
Total retail                                             5.56            5.36            5.41            5.84            6.03
Sales for resale                                         3.70            3.15            3.37            3.38            3.61
Total sales                                              5.07            4.70            4.91            5.32            5.54
Residential Average Annual
  Kilowatt-Hour Use Per Customer                       14,992          14,318          14,577          13,894          14,457
Residential Average Annual
  Revenue Per Customer                                $966.26         $888.01         $907.35         $936.30         $992.17
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                        2,188           2,188           2,188           2,174           2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                  2,154           2,085           2,040           1,844           2,136
Summer                                                  2,285           2,161           2,146           2,032           1,961
Annual Load Factor (percent)                             55.4            55.2            55.3            55.5            51.4
Plant Availability Fossil-Steam (percent):               85.2            87.2            87.6            91.0            91.8
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                     87.8            89.8            89.2            87.1            87.8
Oil and gas                                               1.6             2.5             2.0             0.4             0.5
Purchased power -
  From non-affiliates                                     7.6             5.9             5.5             3.5             2.7
  From affiliates                                         3.0             1.8             3.3             9.0             9.0
------------------------------------------------------------------------------------------------------------------------------
Total                                                   100.0           100.0           100.0           100.0           100.0
==============================================================================================================================

                            MISSISSIPPI POWER COMPANY

                                FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 2000 Annual Report


The management of Mississippi Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based upon recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of four independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Mississippi Power Company in conformity with accounting principles generally accepted in the United States.



/s/Dwight H. Evans
Dwight H. Evans
President and Chief Executive Officer


/s/Michael W. Southern
Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2000 and 1999, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages 11-151 through II-166) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





/s/Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 2000 Annual Report


RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's 2000 net income after dividends on preferred stock of $55 million increased $0.2 million over 1999 earnings of $54.8 million, which were $0.3 million less than 1998 earnings of $55.1 million.

Revenues

Operating revenues for the Company in 2000 and the changes from the prior year are as follows:

                                             Increase (Decrease)
                               Amount          From Prior Year
                               ------       ----------------------
                                2000            2000          1999
                            ---------------------------------------
                                         (in millions)
  Retail --
    Base Revenues           $287,253       $ (5,854)      $ 17,462
    Fuel cost recovery
      and other              211,298         34,971          9,405
  ----------------------------------------------------------------
  Total retail               498,551         29,117         26,867
  ----------------------------------------------------------------
  Sales for resale --
    Non-affiliates           145,931         14,927         9,779
    Affiliates               27,915           8,469          1,161
  ----------------------------------------------------------------
  Total sales for resale     173,846         23,396         10,940
  Other operating
    revenues                  15,205          2,085             66
  ----------------------------------------------------------------
  Operating revenues        $687,602        $54,598       $ 37,873
  ==================================================================
  Percent change                               8.6%            6.4%
  ------------------------------------------------------------------

    Total retail revenues for 2000 increased approximately 6.2 percent when compared to 1999. The increase resulted primarily from continued growth in the service area, a positive impact of weather and additional fuel revenues. Retail revenues for 1999 reflected a 6.1 percent increase over the prior year due to the continued growth in the service area, increased fuel revenues, and a true-up of the unbilled revenue estimate.

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

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 10.9 percent in 2000 and
10.2 percent in 1999, with the related revenues rising 10.8 percent and 12.1 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to those of the Company. Revenues from other sales outside the service area increased in 2000 and 1999 primarily due to power marketing activities. These increases were offset by increases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

    Sales to affiliated companies within the Southern Company electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.

    Below is a breakdown of kilowatt-hour sales for 2000 and the percent change for the last two years:

                           2000               Percent Change
                       -------------    ---------------------------
                            KWH              2000       1999
                                        ---------------------------
                       (in millions)
 Residential             2,286               1.7%        -
 Commercial              2,883               1.3         8.5%
 Industrial              4,376              (0.7)       18.2
 Other                      41               2.5         0.8
                       -------
 Total retail            9,586               0.5        10.4
 Sales for
    Resale --
     Non-affiliates      3,675              12.9         3.1
     Affiliates            453             (16.2)       (2.2)
                       -------
 Total                  13,714               2.8         8.0
 ==================================================================

    Total retail kilowatt-hour sales increased slightly in 2000 when compared to 1999 sales, which included an unbilled revenue true-up of approximately 3.5 percent. The increase primarily resulted from the continued growth in the service area and the positive impact of weather. Excluding the impact of the unbilled revenue true-up, all retail customer classes experienced growth in 2000

Mississippi Power Company 2000 Annual Report


due to the positive impact of weather, increased tourism, and continued growth in the service area. In 1999, increased tourism and strong growth impacted commercial sales, while industrial sales were impacted by increased production by several larger industrial customers, including one which was shut down in 1998 by Hurricane Georges.

Expenses

Total operating expenses were $565 million in 2000 reflecting an increase of $52 million or 10.1 percent over the prior year. The increase was due primarily to higher fuel and purchased power expenses. In 1999, total operating expenses increased by 6.9 percent over the prior year due primarily to higher fuel expenses.

    Fuel costs are the single largest expense for the Company. Fuel expenses for 2000 and 1999 increased 10.7 percent and 10.3 percent, respectively. The increase for each year was due to increased generation and a higher average cost of fuel. The increased generation was due to higher demand for energy across the Southern Company electric system.

    In 2000, expenses related to purchased power from non-affiliates increased
40.0 percent, while expenses related to purchased power from affiliates increased 64.7 percent which, in total, resulted in a 51 percent increase when compared to 1999. This increase consisted mostly of energy purchased for power marketing activities which was resold to non-affiliated third parties and had no significant effect on net income. Sales and purchases among the Company and its affiliates will vary from period to period depending on demand and the availability and variable production cost of each generating unit in the Southern Company electric system.

    The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                      2000     1999        1998
                                    -----------------------------
Total generation
  (millions of kilowatt
      hours)                        11,688   11,599      10,610
Sources of generation
   (percent) --
     Coal                              83        81          80
     Gas                               17        19          20
Average cost of fuel per net
   kilowatt-hour generated
    (cents) --                       1.80      1.65        1.62
-----------------------------------------------------------------

    Other operation expenses decreased 8.2 percent in 2000 primarily due to a decrease in administrative and general expenses. In 1999, other operation expense increased 13.9 percent primarily due to the amortization of costs associated with the workforce reduction plan and higher distribution expenses. Maintenance expense in 2000 increased due to additional scheduled maintenance, while maintenance expense in 1999 decreased due to reduced scheduled maintenance. In 2000, depreciation expenses increased slightly due to growth in plant investment and a new composite depreciation rate, which became effective January 2000. Comparisons of taxes other than income taxes for 2000 and 1999 show increases of 1.7 percent and 4.2 percent, respectively, due to higher municipal franchise taxes resulting from higher retail revenues. Interest on long-term debt increased in 2000 due to higher interest rates and increased debt outstanding.

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

Mississippi Power Company 2000 Annual Report


fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated and more competitive environment. Expenses are subject to constant review and cost control programs. The Company is also maximizing the utility of invested capital and minimizing the need for additional capital by refinancing, managing the size of its fuel stockpile, raising generating plant availability and efficiency, and aggressively controlling its construction budget.

    The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in southeastern Mississippi. Prices for electricity provided by the Company to retail customers are set by the Mississippi Public Service Commission (MPSC) under cost-based regulatory principles. The Federal Energy Regulatory Commission
(FERC) regulates the Company's wholesale rate schedules, power sales contracts and transmission facilities.

    Operating revenues will be affected by any changes in rates under the Performance Evaluation Plan (PEP) -- the Company's performance based ratemaking plan -- and the Environmental Compliance Overview Plan (ECO Plan). PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. The ECO Plan provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC, most of which are required to comply with Clean Air Act Amendments of 1990 (Clean Air Act) regulations. The ECO Plan is operated independently of PEP. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. The Company's 2000 ECO Plan filed in January 2000 was approved as filed, and resulted in a slight decrease in customer prices. The Company filed its 2001 ECO Plan in January 2001 and, if approved as filed, it will result in a slight increase in customer prices. Refer to Note 3 to the financial statements under "Litigation and Regulatory Matters" for additional information. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. The Company anticipates somewhat slower growth in energy sales as the tourism industry stabilizes within its service area. In addition to tourism, the healthcare and retail trade sectors will provide most of the anticipated energy growth for the commercial class of customers, while shipbuilding, chemicals and the U.S. government will provide much of the basis for anticipated growth in the industrial sector.

    The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

    Although the Energy Act does not permit retail transmission access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in various stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. In May 2000, the MPSC ordered that its docket reviewing restructuring of the electric industry in the State of Mississippi be suspended. The MPSC found that retail competition may not be in the public interest at this time, and ordered that no further formal hearings would be held on this subject. It found that the current regulatory structure produced reliable low cost power and "should not be changed without clear and convincing demonstration that change

Mississippi Power Company 2000 Annual Report


would be in the public interest." The MPSC will continue to monitor retail and wholesale restructuring activities throughout the United States and reserves its right to order further formal hearings on the matter should new evidence demonstrate that retail competition would be in the public interest and all customers could receive a reduction in the total cost of their electric service. If the MPSC decides to hold future restructuring hearings on this matter, enactment would require numerous issues to be resolved, including significant ones relating to transmission, prices, and recovery of any stranded costs. The inability of the Company to recover its investment, including regulatory assets, could have a material adverse effect on the financial condition of the Company.

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

    Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless the Company remains a low-cost producer and provides quality service, the Company's energy sales growth could be limited, and this could significantly erode earnings.

    On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its final ruling on Regional Transmission Organizations (RTOs). The order encourages utilities owning transmission systems to form RTOs on a voluntary basis. After participating in regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing with the FERC. On October 16, 2000, Southern Company and its integrated utilities including the Company filed a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of the Company and any other participating utilities. Participants would have the option to either maintain their ownership or divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of an RTO is not expected to have a material impact on the Company's financial statements. The outcome of this matter cannot now be determined.

    The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators to sell power largely free of regulation under PUHCA. These entities are able to own and operate power generating facilities and sell power to affiliates - under certain restrictions.

    Southern Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets. In January 2001, Southern Company announced the formation of a new subsidiary - Southern Power Company. The new subsidiary will own, manage, and finance wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for Southern Company's market-based energy business. Energy from its assets will be marketed to wholesale customers under the Southern Company name.

    In accordance with FASB Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash pension income of approximately $4.2 million in 2000. Pension income in 2001 is expected to be less as a result of plan amendments. Future pension income is dependent on several factors including trust earnings and changes to the plan. For more information, see Note 2.

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

Exposure to Market Risks

Due to cost-based rate regulations, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity.

Mississippi Power Company 2000 Annual Report


To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 2000, exposure from these activities was not material to the Company's financial statements. Also, based on the Company's overall interest rate exposure at December 31, 2000, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

New Accounting Standard

In June 2000, FASB issued Statement No. 138, an amendment of Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    Substantially all of the Company's bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

    The Company adopted Statement No. 133 effective January 1, 2001. The impact on net income was immaterial. The application of the new rules is still evolving and further guidance from FASB is expected, which could additionally impact the Company's financial statements. Also, as wholesale energy markets mature, future transactions could result in more volatility in net income and comprehensive income.

FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition during 2000 was the addition of approximately $81 million to utility plant. Funding for these additions and other capital requirements were derived primarily from operations. The Statements of Cash Flows provide additional details.

Financing Activity

In March 2000, the Company issued $100 million of floating rate senior notes due March 28, 2002. The proceeds were used to prepay bank loans of $45 million maturing in November 2001 and $5 million maturing in October 2002. The balance of the $100 million was used to repay a portion of the Company's outstanding short-term debt. The Company plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital. See the Statements of Cash Flows for further details.

    Composite financing rates increased for the year 2000 when compared to 1998 and 1999. As of year-end , the composite rates were as follows:

                                    2000     1999     1998
                                 ----------------------------
 Composite interest rate on
     long-term debt                 6.41%    6.19%    6.14%

 Composite preferred stock
     dividend rate                  6.33%    6.33%    6.33%

 Composite interest rate on
     preferred securities           7.75%    7.75%    7.75%
 ------------------------------------------------------------

    In 1999, the Company signed an Agreement for Lease and a Lease Agreement with Escatawpa Funding, Limited Partnership ("Escatawpa"), that calls for the Company to design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility. It is anticipated that the total project will cost approximately $400 million, and upon project completion in mid 2001, the Company intends to lease the facility for an initial term of approximately 10 years. It is anticipated that the annual lease payments will approximate $32 million during the initial term.

Mississippi Power Company 2000 Annual Report


Capital Structure

At year-end 2000, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, decreased from 50.2 percent in 1999, to 48.1 percent.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $191 million ($62 million in 2001, $60 million in 2002, and $69 million in 2003). The major emphasis within the construction program will be on the upgrade of existing facilities.

    Revisions to projected construction expenditures may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, changes in environmental regulations, and alternatives such as leasing.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $135 million will be required by the end of 2003 for present sinking fund requirements and maturities of long-term debt. The Company plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA), brought a civil action in the U.S. District Court against Alabama Power Company, Georgia Power Company and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously, and the Company's plants Watson and Greene County. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Savannah Electric, and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include SCS in the new complaint. The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates.

    In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. As a result of a systemwide compliance strategy, some 50 generating units of Southern Company were brought into compliance with Phase I requirements.

    Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $300 million for Southern Company, including approximately $65 million for the Company.

Mississippi Power Company 2000 Annual Report



    Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased the Company's total construction expenditures through 2000 by approximately $100 million. Phase II compliance did not have a material impact on the Company.

    The Company's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. The Company's management believes that the ECO Plan provides for recovery of the Clean Air Act costs. See
Note 3 to the financial statements under "Environmental Compliance Overview Plan" for additional information.

    A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the EPA revised the national ambient air quality standards for ozone and fine particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. A decision is expected in the spring of 2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

    In September 1998, the EPA issued the final regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004. The final rules affect 21 states that at present do not include Mississippi. The EPA is presently evaluating whether or not to bring an additional 15 states including Mississippi, under this regional nitrogen oxide rule.

    In December 2000, the EPA completed its utility study for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls would likely be required around 2010. Litigation of the BART rules is probable in the near future.

    Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

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

Mississippi Power Company 2000 Annual Report



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

Sources of Capital

To meet short-term cash needs and contingencies, the Company had at December 31, 2000 approximately $7.5 million of cash and cash equivalents and approximately $117 million of unused committed credit agreements. The Company had $56 million of short-term notes payable outstanding at year-end 2000.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from sources similar to those used in the past. These sources were primarily the issuance of first mortgage bonds and preferred securities, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities. The Company also issued unsecured debt in 1998.

    The Company has no restrictions on the amounts of unsecured indebtedness it may incur. However, the Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning projected sales growth and scheduled completion of new generation. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the extent and timing of the entry of additional competition in the markets of the Company; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options, that may be pursued by the Company; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.


STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Mississippi Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Operating Revenues:
Retail sales                                                                   $498,551             $469,434            $442,567
Sales for resale --
  Non-affiliates                                                                145,931              131,004             121,225
  Affiliates                                                                     27,915               19,446              18,285
Other revenues                                                                   15,205               13,120              13,054
---------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                        687,602              633,004             595,131
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                          191,127              172,686             156,539
  Purchased power --
   Non-affiliates                                                                56,082               40,080              33,872
   Affiliates                                                                    51,057               31,007              36,037
  Other                                                                         115,055              125,291             109,993
Maintenance                                                                      52,750               47,085              50,404
Depreciation and amortization                                                    50,275               49,206              47,450
Taxes other than income taxes                                                    48,686               47,893              45,965
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        565,032              513,248             480,260
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                122,570              119,756             114,871
Other Income (Expense):
Interest income                                                                     347                  189                 863
Other, net                                                                         (647)               1,675               2,498
---------------------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                                       122,270              121,620             118,232
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense and Other:
Interest expense, net                                                            28,101               27,969              23,746
Distributions on preferred securities of subsidiary                               2,712                2,712               2,712
---------------------------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                                            30,813               30,681              26,458
---------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                     91,457               90,939              91,774
Income taxes                                                                     34,356               34,117              34,664
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       57,101               56,822              57,110
Dividends on Preferred Stock                                                      2,129                2,013               2,005
---------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $ 54,972             $ 54,809            $ 55,105
=================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Mississippi Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                               2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Operating Activities:
Net income                                                                 $ 57,101             $ 56,822            $ 57,110
Adjustments to reconcile net income
  to net cash provided from operating activities --
       Depreciation and amortization                                         54,638               53,427              51,517
       Deferred income taxes and investment tax credits, net                    752               (4,143)             11,620
       Other, net                                                            (1,747)               5,531             (12,175)
       Changes in certain current assets and liabilities --
          Receivables, net                                                   (3,231)             (39,304)             (5,486)
          Fossil fuel stock                                                  14,577               (9,379)             (5,767)
          Materials and supplies                                             (1,056)              (1,903)                717
          Accounts payable                                                    1,309                1,391                (389)
          Other                                                               2,952               14,206              (4,061)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                 125,295               76,648              93,086
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                    (81,211)             (75,888)            (68,231)
Other                                                                        (9,153)               1,009                (324)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (90,364)             (74,879)            (68,555)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                    (1,500)              44,500              13,000
Proceeds --
   Other long-term debt                                                     100,000               59,400             103,520
   Capital contributions from parent company                                 12,659                2,028                  85
Retirements --
   First mortgage bonds                                                           -                    -             (75,000)
   Other long-term debt                                                     (81,405)             (50,456)            (13,020)
   Preferred stock                                                                -                    -                 (87)
Payment of preferred stock dividends                                         (2,129)              (2,013)             (2,005)
Payment of common stock dividends                                           (54,700)             (56,100)            (51,700)
Other                                                                          (498)                (282)             (2,429)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                      (27,573)              (2,923)            (27,636)
-----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                       7,358               (1,154)             (3,105)
Cash and Cash Equivalents at Beginning of Period                                173                1,327               4,432
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $  7,531            $     173            $  1,327
=============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                     $30,570              $25,486             $26,133
   Income taxes (net of refunds)                                             28,418               39,729              26,847
-----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 2000 and 1999
Mississippi Power Company 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                     2000                     1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                            $    7,531               $      173
Receivables --
  Customer accounts receivable                                                           72,064                   61,274
  Other accounts and notes receivable                                                    21,843                   23,490
  Affiliated companies                                                                   10,071                   16,097
  Accumulated provision for uncollectible accounts                                         (571)                    (697)
Fossil fuel stock, at average cost                                                       11,220                   25,797
Materials and supplies, at average cost                                                  21,694                   20,638
Other                                                                                     8,320                   10,013
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    152,172                  156,785
----------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                            1,665,879                1,601,399
Less accumulated provision for depreciation                                             652,891                  626,841
----------------------------------------------------------------------------------------------------------------------------
                                                                                      1,012,988                  974,558
Construction work in progress                                                            60,951                   68,721
----------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                  1,073,939                1,043,279
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                            2,268                    1,389
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                 13,860                   21,557
Prepaid pension costs                                                                     6,724                    2,488
Debt expense, being amortized                                                             4,628                    4,355
Premium on reacquired debt, being amortized                                               7,168                    8,154
Other                                                                                    14,312                   13,129
----------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                  46,692                   49,683
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $1,275,071               $1,251,136
============================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2000 and 1999
Mississippi Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                      2000                     1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Current Liabilities:
Securities due within one year                                                      $       20               $   30,020
Notes payable                                                                           56,000                   57,500
Accounts payable --
  Affiliated                                                                            10,715                   17,002
  Other                                                                                 48,146                   43,105
Customer deposits                                                                        5,274                    3,749
Taxes accrued --
  Income taxes                                                                           8,769                    6,865
  Other                                                                                 36,799                   35,534
Interest accrued                                                                         4,482                    6,733
Vacation pay accrued                                                                     5,701                    5,218
Other                                                                                    7,003                    7,497
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              182,909                  213,223
---------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                           370,511                  321,802
---------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                      139,909                  139,564
Deferred credits related to income taxes                                                25,603                   34,765
Accumulated deferred investment tax credits                                             23,481                   24,695
Employee benefits provisions                                                            34,671                   34,268
Workforce reduction plan                                                                 9,734                   11,272
Other                                                                                   16,546                   12,770
---------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                           249,944                  257,334
---------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding company junior
  subordinated notes (See accompanying statements)                                      35,000                   35,000
---------------------------------------------------------------------------------------------------------------------------
Preferred stock (See accompanying statements)                                           31,809                   31,809
---------------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                              404,898                  391,968
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                          $1,275,071               $1,251,136
===========================================================================================================================
The accompanying notes are an integral part of these balance sheets.



STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Mississippi Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------
                                                                    2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)                (percent of total)
Long-Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           --------------
       June 1, 2023                       7.45%                 $ 35,000          $ 35,000
       March 1, 2004                      6.60%                   35,000            35,000
       December 1, 2025                   6.875%                  30,000            30,000
------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                       100,000           100,000
------------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
       6.05% due May 1, 2003                                      35,000            35,000
       6.75% due June 30, 2038                                    53,179            54,564
       Adjustable rates (6.61% to 6.78% at 1/1/01)
         due 2000-2002                                           100,000            80,000
------------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                    188,179           169,564
------------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
       Pollution control revenue bonds --
         Collateralized:
           5.65% to 5.80% due 2007-2023                                -            26,785
          Variable rates (3.90% at 1/1/01)
            due 2020-2025                                              -            10,600
         Non-collateralized:
           5.65% to 5.80% due 2007-2023                           26,765
           Variable rates (3.90% to 5.20% at 1/1/01)
             due 2020-2028                                        56,820            46,220
------------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                        83,585            83,605
------------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                          (1,233)           (1,347)
------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $23.8 million)                                  370,531           351,822
Less amount due within one year                                       20            30,020
------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year             $370,511          $321,802            43.9%             41.2%
------------------------------------------------------------------------------------------------------------------------------



STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2000 and 1999
Mississippi Power Company 2000 Annual Report
-------------------------------------------------------------------------------------------------------------------------------
                                                                     2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)               (percent of total)
Company Obligated Mandatorily
  Redeemable Preferred Securities:(Note 8)
$25 liquidation value --
  7.75%                                                          $ 35,000          $ 35,000
-------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $2.7 million)            35,000            35,000              4.2               4.5
-------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value
  4.40% to 7.00%                                                   31,809            31,809
-------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2.0 million)                31,809            31,809              3.8               4.1
-------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares in 2000 and 1999                  37,691            37,691
   Paid-in capital                                                194,161           181,502
   Premium on preferred stock                                         326               326
Retained earnings                                                 172,720           172,449
-------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                 404,898           391,968             48.1              50.2
-------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $842,218          $780,579           100.0%            100.0%
===============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Mississippi Power Company 2000 Annual Report


-----------------------------------------------------------------------------------------------------------------------------

                                                                                    Premium on
                                                       Common         Paid-In       Preferred      Retained
                                                        Stock         Capital         Stock        Earnings          Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Balance at January 1, 1998                            $37,691        $179,389          $327        $170,417         $387,824
Net income after dividends on preferred stock               -               -             -          55,105           55,105
Capital contributions from parent company                   -              85             -               -               85
Cash dividends on common stock                              -               -             -         (51,700)         (51,700)
Other                                                       -               -            (1)            (82)             (83)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           37,691         179,474           326         173,740          391,231
Net income after dividends on preferred stock               -               -             -          54,809           54,809
Capital contributions from parent company                   -           2,028             -               -            2,028
Cash dividends on common stock                              -               -             -         (56,100)         (56,100)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           37,691         181,502           326         172,449          391,968
Net income after dividends on preferred stock               -               -             -          54,972           54,972
Capital contributions from parent company                   -          12,659             -               -           12,659
Cash dividends on common stock                              -               -             -         (54,700)         (54,700)
Other                                                       -               -             -              (1)              (1)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $37,691        $194,161          $326        $172,720         $404,898
=============================================================================================================================
The accompanying notes are an integral part of these statements.

                                                                II-157

NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 2000 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five integrated Southeast utilities, a system service company (SCS), Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Nuclear Operating Company (Southern Nuclear), Mirant Corporation -- formerly Southern Energy, Inc. -- and other direct and indirect subsidiaries. The integrated Southeast utilities -- Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company -- provide electric service in four states. Contracts among the integrated Southeast utilities -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the integrated Southeast utilities and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant acquires, develops, builds, owns, and operates power production and delivery facilities and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the southeastern United States.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Mississippi Public Service Commission (MPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the respective commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

    Prior years' data presented in the financial statements have been reclassified to conform with the current year presentation.

Related-Party Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $46.2 million, $45.5 million, and $43.9 million during 2000, 1999, and 1998, respectively.

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

                                             2000         1999
                                       -------------------------
                                             (in thousands)
Deferred income tax charges              $ 13,860     $ 21,557
Vacation pay                                5,701        5,218
Premium on reacquired debt                  7,168        8,154
Property damage reserve                    (3,519)      (3,082)
Deferred income tax credits               (25,603)     (34,765)
Other, net                                   (505)        (349)
----------------------------------------------------------------
Total                                    $ (2,898)    $ (3,267)
================================================================

Mississippi Power Company 2000 Annual Report


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

    Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental costs. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.5 percent in 2000 and
3.3 percent in 1999 and 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of facilities.

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

Financial Instruments

The Company's financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying          Fair
                                         Amount         Value
                                   ---------------------------
                                          (in millions)
Long-term debt:
At December 31, 2000                      $371          $362
At December 31, 1999                      $353          $334
Capital trust preferred
  securities:
At December 31, 2000                       $35           $34
At December 31, 1999                       $35           $30
--------------------------------------------------------------

    The fair values for long-term debt and preferred securities were based on either closing market price or closing price of comparable instruments.

                                       11-159

Mississippi Power Company 2000 Annual Report


Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Provision for Property Damage

The Company is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company accrues for the cost of such damage by charging expense and crediting an accumulated provision. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision. In 1999, an order from the MPSC increased the maximum Property Damage Reserve from $18 million to $23 million and allows an annual accrual of up to $4.6 million. In 2000, the Company provided for such costs by charges to income of $3.5 million. In 1999 and 1998, the Company provided for such costs by charges to income of $4.4 million and $1.5 million, respectively. As of December 31, 2000, the accumulated provision amounted to $3.5 million.

2.  RETIREMENT BENEFITS

The Company has defined benefit, trusteed, pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or the extent required by regulatory authorities. In late 2000, the Company adopted several pension and postretirement benefits plan changes that had the effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase annual pension and postretirement benefits costs by approximately $1.3 and $0.4 million, respectively. The measurement date for plan assets and obligations is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                    Projected
                                              Benefit Obligations
                                           --------------------------
                                                   2000         1999
---------------------------------------------------------------------
                                                   (in thousands)
Balance at beginning of year                   $139,930     $142,807
Service cost                                      4,272        4,415
Interest cost                                    10,196        9,377
Benefits paid                                    (7,593)      (8,050)
Actuarial gain and employee
    transfers                                    (1,419)      (8,619)
---------------------------------------------------------------------
Balance at end of year                         $145,386     $139,930
=====================================================================

                                                  Plan Assets
                                           --------------------------
                                                   2000         1999
---------------------------------------------------------------------
                                                   (in thousands)
Balance at beginning of year                    $221,487    $198,100
Actual return on plan assets                      39,737      33,216
Benefits paid                                     (7,593)     (8,050)
Employee transfers                                 3,017      (1,779)
---------------------------------------------------------------------
Balance at end of year                          $256,648    $221,487
=====================================================================

    The accrued pension costs recognized in the Balance Sheets were as follows:

                                                   2000         1999
---------------------------------------------------------------------
                                                   (in thousands)
Funded status                                  $111,263     $ 81,557
Unrecognized transition obligation               (3,269)      (3,814)
Unrecognized prior service cost                   4,577        4,991
Unrecognized net gain                          (105,847)     (80,246)
---------------------------------------------------------------------
Prepaid asset recognized in the
    Balance Sheets                             $  6,724     $  2,488
=====================================================================

Mississippi Power Company 2000 Annual Report



    Components of the plans' net periodic cost were as follows:

                                       2000       1999        1998
------------------------------------------------------------------
                                          (in thousands)
Service cost                       $  4,272   $  4,415    $  3,848
Interest cost                        10,196      9,377       9,613
Expected return on
 plan assets                        (15,910)   (14,681)   (13,817)
Recognized net gain                  (2,663)    (1,721)    (1,956)
Net amortization                       (131)      (131)      (131)
------------------------------------------------------------------
Net pension income                 $ (4,236)  $ (2,741)   $(2,443)
==================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                             Accumulated
                                         Benefit Obligations
                                     ----------------------------
                                             2000           1999
-----------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year              $45,390        $47,260
Service cost                                  830            982
Interest cost                               3,309          3,105
Benefits paid                              (2,628)        (2,256)
Actuarial gain and
  employee transfers                       (1,949)        (3,701)
-----------------------------------------------------------------
Balance at end of year                    $44,952        $45,390
=================================================================


                                             Plan Assets
                                     ----------------------------
                                             2000           1999
------------------------------------------------------------------
                                           (in thousands)
Balance at beginning of year              $14,998        $12,779
Actual return on plan assets                2,511          1,818
Employer contributions                      2,961          2,657
Benefits paid                              (2,627)        (2,256)
-----------------------------------------------------------------
Balance at end of year                    $17,843        $14,998
=================================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                                   2000         1999
----------------------------------------------------------------------
                                                (in thousands)
Funded status                                  $(27,109)    $(30,392)
Unrecognized transition obligation                4,275        4,621
Unrecognized net gain                            (6,632)      (3,406)
Fourth quarter contributions                      1,065          931
----------------------------------------------------------------------
Accrued liability recognized in the
  Balance Sheets                               $(28,401)    $(28,246)
======================================================================

    Components of the plans' net periodic cost were as follows:

                                       2000         1999       1998
--------------------------------------------------------------------
                                          (in thousands)
Service cost                        $   830      $   981     $  806
Interest cost                         3,309        3,105      3,162
Expected return on
    plan assets                      (1,235)      (1,100)      (989)
Net amortization                        346          346        346
--------------------------------------------------------------------
Net postretirement cost             $ 3,250      $ 3,332     $3,325
====================================================================

    The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefits were:

                                               2000       1999
 ---------------------------------------------------------------
 Discount                                      7.50%      7.50%
 Annual salary increase                        5.00       5.00
 Long-term return on plan assets               8.50       8.50
 ---------------------------------------------------------------

Mississippi Power Company 2000 Annual Report



    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 7.29 percent for 2000, decreasing gradually to 5.50 percent through the year 2005 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows:

                                      1 Percent      1 Percent
                                       Increase      Decrease
-----------------------------------------------------------------
                                           (in thousands)
Benefit obligation                      $2,669         $2,396
Service and interest costs                 242            215
-----------------------------------------------------------------

Workforce Reduction Program

In 1997, approximately one hundred employees of the Company accepted the terms of a workforce reduction plan. The cost incurred in connection with this voluntary plan was approximately $18 million. The MPSC approved the deferral and amortization of these program costs over a period not to exceed 60 months beginning no later than July 1998. As of December 31, 1999, the cost was fully amortized.

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $2.3 million, $2.2 million, and $2.1 million, respectively.

3. LITIGATION AND REGULATORY MATTERS

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power Company, Georgia Power Company and SCS. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

     The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously, and the Company's plants Watson and Greene County. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Savannah Electric and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August, 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted SCS's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include SCS in the new complaint. The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates.

Retail Rate Adjustment Plans

The Company's retail base rates are set under a Performance Evaluation Plan
(PEP) approved by the MPSC in 1994. PEP was designed with the objective that the plan would reduce the impact of rate changes on the customer and provide incentives for the Company to keep customer prices low. PEP includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three

Mississippi Power Company 2000 Annual Report


indicators that emphasize price and service to the customer. PEP provides for semiannual evaluations of the Company's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP will remain in effect until the MPSC modifies or terminates the plan. There were no PEP retail revenue changes for 2000, 1999, or 1998.

Environmental Compliance Overview Plan

The MPSC approved the Company's Environmental Compliance Overview Plan (ECO
Plan) in 1992. The ECO Plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the ECO Plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The Company conducts studies, when possible, to determine the extent of any required environmental remediation. Should such remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. The Company recovers such costs under the ECO Plan as they are incurred, as provided for in the Company's 1995 ECO Plan Order. The Company filed its 2001 ECO Plan in January and, if approved as filed, it will result in a slight increase in customer prices.

Approval for New Capacity

In January 1998, the Company was granted a Certificate of Public Convenience and Necessity by the MPSC to build approximately 1,064 megawatts of combined cycle generation at the Company's Plant Daniel site, to be placed in service by June 2001. In December 1998, the Company requested approval to transfer the ownership rights under the certificate to Escatawpa Funding, Limited Partnership ("Escatawpa"), which will lease the facility to the Company (see Note 4, Financing and Commitments). In September 2000, the Company and the Mississippi Public Utilities Staff entered, and the MPSC in October 2000 approved, a new stipulation that modifies a January 1999 stipulation and order covering cost allocation. The 1999 stipulation and MPSC order would have excluded the new capacity from retail ratebase and would have assigned the Company's existing generating facilities entirely to the retail jurisdiction. The new stipulation and MPSC order allocates a pro-rata share of the new capacity along with the Company's existing generating capacity to the retail jurisdiction.

4.  FINANCING AND COMMITMENTS

Construction Program

The Company is engaged in continuous construction programs, the costs of which are currently estimated to total $62 million in 2001, $60 million in 2002, and $69 million in 2003. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. Significant construction will continue related to transmission and distribution facilities, and the upgrading of generating plants.

Financing

In 1999, the Company signed an Agreement for Lease and a Lease Agreement with Escatawpa, that calls for the Company to design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility. It is anticipated that the total project will cost approximately $400 million, and upon project completion in mid 2001, the Company intends to lease the facility for an initial term of approximately 10 years. It is anticipated that the annual lease payments will approximate $32 million during the initial term.

Bank Credit Arrangements

At December 31, 2000, the Company had total committed credit agreements with banks for approximately $117 million. At year-end 2000, the unused portion of these committed credit agreements was approximately $117 million. These credit agreements expire at various dates in 2001. Some of these agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company

Mississippi Power Company 2000 Annual Report


agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. At December 31, 2000, the Company had $56 million of short-term borrowings outstanding.

Assets Subject to Lien

The Company's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Lease Agreements

In 1984, the Company and Entergy Corp. (formerly Gulf States Utilities) entered into a forty-year transmission facilities agreement whereby Entergy began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 2000, use fees collected under this agreement, net of related expenses, amounted to approximately $3 million each year, and are included within Other Income in the Statements of Income.

    In 1989, the Company entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. The Company has the option to purchase the 745 railcars at the greater of lease termination value or fair market value, or to renew the leases at the end of the lease term. In 1997, a third lease agreement for the use of 360 railcars was also entered into for three years, with a monthly renewal option for up to an additional nine months. All of these leases, totaling 1,105 railcars, were for the transport of coal to Plant Daniel.

    Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases, charged to fuel stock, was $2.1 million in 2000, $2.8 million in 1999, and $2.8 million in 1998. The Company's annual lease payments for 2001 through 2005 will average approximately $2.0 million and after 2005, lease payments total in aggregate approximately $14 million.

Fuel

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments.

    Total estimated obligations at December 31, 2000 were as follows:

Year                                                Fuel
----                                                ----
                                                (in millions)
2001                                            $  294
2002                                               332
2003                                               313
2004                                               137
2005                                                95
2006 - 2024                                        131
Total commitments                               $1,302

    Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

5.  JOINT OWNERSHIP AGREEMENTS

The Company and Alabama Power own as tenants in common Units 1 and 2 at Plant Greene County located in Alabama. Additionally, the Company and Gulf Power own as tenants in common Units 1 and 2 at Plant Daniel located in Mississippi.

    At December 31, 2000, the Company's percentage ownership and investment in these jointly owned facilities were as follows:

                                               Company's
 Generating           Total      Percent        Gross       Accumulated
    Plant            Capacity   Ownership     Investment    Depreciation
 ---------         ----------   ---------  -------------    ------------
                   (Megawatts)                      (in thousands)
 Greene
   County
   Units 1 and 2      500         40%          $63,346         $32,762

 Daniel
  Units 1 and 2     1,000         50%         $230,853        $115,472

 -----------------------------------------------------------------------

    The Company's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

Mississippi Power Company 2000 Annual Report


 6. LONG-TERM CAPACITY SALES AND LEASE
    AGREEMENTS

The Company and the other utility affiliates of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The Company's capacity revenues under these agreements were not material during the periods reported.

    During 2000, the Company entered into a 10 year capacity lease that begins in mid 2001. The minimum capacity lease revenue that the Company will receive will average approximately $21 million per year over the 10 year period.

7.  INCOME TAXES

At December 31, 2000, the tax-related regulatory assets and liabilities were $14 million and $26 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are shown below:

                                     2000        1999       1998
                                ----------------------------------
                                           (in thousands)
 Total provision for
    income taxes
 Federal --
    Current                       $28,934     $33,379    $20,500
    Deferred                          622      (3,973)     9,442
 -----------------------------------------------------------------
                                   29,556      29,406     29,942
 -----------------------------------------------------------------
 State --
    Current                         4,670       4,881      2,544
    Deferred                          130        (170)     2,178
 -----------------------------------------------------------------
                                    4,800       4,711      4,722
 -----------------------------------------------------------------
 Total                            $34,356     $34,117    $34,664
 =================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                        2000             1999
                                   -----------------------------
                                           (in thousands)
 Deferred tax liabilities:
    Accelerated depreciation        $151,278         $154,698
    Basis differences                  8,559            8,967
    Other                             24,136           23,108
 ---------------------------------------------------------------
 Total                               183,973          186,773
 ---------------------------------------------------------------
 Deferred tax assets:
    Other property
     basis differences                17,147           21,003
    Pension and
     other benefits                    9,528            9,608
    Property insurance                 3,558            3,419
    Unbilled fuel                      5,727            4,846
    Other                              9,669           11,071
 ---------------------------------------------------------------
 Total                                45,629           49,947
 ---------------------------------------------------------------
 Net deferred tax
    liabilities                      138,344          136,826
 Portion included in
    current assets, net                1,565            2,738
 ---------------------------------------------------------------
 Accumulated deferred
    income taxes in the
    Balance Sheets                  $139,909         $139,564
 ===============================================================

    Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.2 million in 2000, 1999, and 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    2000       1999          1998
                                 ----------------------------------
 Federal statutory rate             35.0%      35.0%         35.0%
 State income tax, net of
    federal deduction                3.4        3.4           3.3
 Non-deductible book
    depreciation                      .6         .7            .5
 Other                              (1.5)      (1.6)         (1.0)
 ------------------------------------------------------------------
 Effective income tax rate          37.5%      37.5%         37.8%
 ==================================================================

Mississippi Power Company 2000 Annual Report


    Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

8. COMPANY OBLIGATED MANDATORILY
   REDEEMABLE PREFERRED SECURITIES

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

    Trust I is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

9.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                                2000       1999
                                             ---------------------
                                                (in thousands)
 Bond improvement fund requirement            $1,000     $1,000
 Less: Portion to be satisfied by
       certifying property additions           1,000      1,000
 ---------------------------------------------------------------
 Cash sinking fund requirement                     -          -
 Current portion of other long-term debt           -     30,000
 Pollution control bond cash
    sinking fund requirements                     20         20
 ---------------------------------------------------------------
 Total                                           $20    $30,020
 ===============================================================

    The first mortgage bond improvement fund requirement is one percent of each outstanding series authenticated under the indenture of the Company prior to January 1 of each year, other than first mortgage bonds issued as collateral security for certain pollution control obligations. The requirement must be satisfied by June 1 of each year by depositing cash or reacquiring bonds, or by pledging additional property equal to 166-2/3 percent of such requirement.

10. COMMON STOCK DIVIDEND RESTRICTIONS

The Company's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 2000, approximately $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 are as follows:

                                                         Net Income
                                                    After Dividends
                         Operating     Operating       On Preferred
Quarter Ended             Revenues        Income              Stock
--------------------------------------------------------------------
                                     (in thousands)
March 2000                $134,705       $18,593             $6,722
June 2000                  176,028        28,130             12,232
September 2000             220,119        53,943             28,762
December 2000              156,750        21,904              7,256

March 1999                $122,435       $18,122             $7,193
June 1999                  158,590        31,289             14,953
September 1999             201,594        51,609             27,313
December 1999              150,385        18,736              5,350
--------------------------------------------------------------------

    The Company's business is influenced by seasonal weather conditions and the timing of rate changes.


SELECTED FINANCIAL AND OPERATING DATA 1996-2000
Mississippi Power Company 2000 Annual Report


-----------------------------------------------------------------------------------------------------------------------------
                                                        2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)*                  $687,602        $633,004        $595,131        $543,588        $544,029
Net Income after Dividends
  on Preferred Stock (in thousands)                  $54,972         $54,809         $55,105         $54,010         $52,723
Cash Dividends
  on Common Stock (in thousands)                     $54,700         $56,100         $51,700         $49,400         $43,900
Return on Average Common Equity (percent)              13.80           14.00           14.15           14.00           13.90
Total Assets (in thousands)                       $1,275,071      $1,251,136      $1,189,605      $1,166,829      $1,142,327
Gross Property Additions (in thousands)              $81,211         $75,888         $68,231         $55,375         $61,314
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                 $404,898        $391,968        $391,231        $387,824        $383,734
Preferred stock                                       31,809          31,809          31,809          31,896          74,414
Company obligated mandatorily
  redeemable preferred securities                     35,000          35,000          35,000          35,000               -
Long-term debt                                       370,511         321,802         292,744         291,665         326,379
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)       $842,218        $780,579        $750,784        $746,385        $784,527
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                     48.1            50.2            52.1            52.0            48.9
Preferred stock                                          3.8             4.1             4.2             4.3             9.5
Company obligated mandatorily
  redeemable preferred securities                        4.2             4.5             4.7             4.7               -
Long-term debt                                          43.9            41.2            39.0            39.0            41.6
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)          100.0           100.0           100.0           100.0           100.0
=============================================================================================================================
Security Ratings:
First Mortgage Bonds -
     Moody's                                             Aa3             Aa3             Aa3             Aa3             Aa3
     Standard and Poor's                                  A+             AA-             AA-             AA-              A+
     Fitch                                               AA-             AA-             AA-             AA-             AA-
Preferred Stock -
     Moody's                                              a1              a1              a1              a1              a1
     Standard and Poor's                                BBB+              A-               A               A               A
     Fitch                                                 A               A              A+              A+              A+
=============================================================================================================================
Customers (year-end):
Residential                                          158,253         157,592         156,530         156,650         154,630
Commercial                                            32,372          31,837          31,319          31,667          30,366
Industrial                                               517             546             587             642             639
Other                                                    206             202             200             200             200
-----------------------------------------------------------------------------------------------------------------------------
Total                                                191,348         190,177         188,636         189,159         185,835
=============================================================================================================================
Employees (year-end):                                  1,319           1,328           1,230           1,245           1,363
-----------------------------------------------------------------------------------------------------------------------------
* 1999 data includes the true-up of the unbilled revenue estimates.



SELECTED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Mississippi Power Company 2000 Annual Report



----------------------------------------------------------------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)*:
Residential                                             $ 170,729        $159,945        $157,642        $138,608        $137,055
Commercial                                                163,552         153,936         145,677         134,208         131,734
Industrial                                                159,705         151,244         135,039         140,233         141,324
Other                                                       4,565           4,309           4,209           4,193           4,013
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                              498,551         469,434         442,567         417,242         414,126
Sales for resale  - non-affiliates                        145,931         131,004         121,225         105,141          99,596
Sales for resale  - affiliates                             27,915          19,446          18,285          10,143          21,830
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                  672,397         619,884         582,077         532,526         535,552
Other revenues                                             15,205          13,120          13,054          11,062           8,477
----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $687,602        $633,004        $595,131        $543,588        $544,029
==================================================================================================================================
Kilowatt-Hour Sales (in thousands)*:
Residential                                             2,286,143       2,248,255       2,248,915       2,039,042       2,079,611
Commercial                                              2,883,197       2,847,342       2,623,276       2,407,520       2,315,860
Industrial                                              4,376,171       4,407,445       3,729,166       3,981,875       3,960,243
Other                                                      41,153          40,091          39,772          40,508          39,297
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                            9,586,664       9,543,133       8,641,129       8,468,945       8,395,011
Sales for resale  - non-affiliates                      3,674,621       3,256,175       3,157,837       2,895,182       2,726,993
Sales for resale  - affiliates                            452,611         539,939         552,142         478,884         693,510
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  13,713,896      13,339,247      12,351,108      11,843,011      11,815,514
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents)*:
Residential                                                  7.47            7.11            7.01            6.80            6.59
Commercial                                                   5.67            5.41            5.55            5.57            5.69
Industrial                                                   3.65            3.43            3.62            3.52            3.57
Total retail                                                 5.20            4.92            5.12            4.93            4.93
Sales for resale                                             4.21            3.96            3.76            3.42            3.55
Total sales                                                  4.90            4.65            4.71            4.50            4.53
Residential Average Annual
  Kilowatt-Hour Use Per Customer *                         14,445          14,301          14,376          13,132          13,469
Residential Average Annual
  Revenue Per Customer *                                $1,078.76       $1,017.42       $1,007.68         $892.68         $887.66
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                            2,086           2,086           2,086           2,086           2,086
Maximum Peak-Hour Demand (megawatts):
Winter                                                      2,305           2,125           1,740           1,922           2,030
Summer                                                      2,593           2,439           2,339           2,209           2,117
Annual Load Factor (percent)                                 59.3            59.6            58.0            59.1            60.7
Plant Availability Fossil-Steam (percent):                   92.6            91.0            90.0            92.4            91.8
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                         67.8            69.4            66.5            70.5            70.4
Oil and gas                                                  13.5            15.9            14.5            12.5            12.0
Purchased power -
  From non-affiliates                                         7.7             6.2             8.0             3.0             6.5
  From affiliates                                            11.0             8.5            11.0            14.0            11.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       100.0           100.0           100.0           100.0           100.0
==================================================================================================================================
* 1999 data includes the true-up of the unbilled revenue estimates.


                       SAVANNAH ELECTRIC AND POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 2000 Annual Report


The management of Savannah Electric and Power Company has prepared--and is responsible for--the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

     The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     The audit committee of the board of directors, composed of five independent directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

     Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

     In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Savannah Electric and Power Company in conformity with accounting principles generally accepted in the United States.






/s/G. Edison Holland, Jr.                    /s/K. R. Willis
G. Edison Holland, Jr.                       K. R. Willis
President                                    Vice President,
and Chief Executive Officer                  Treasurer, Chief Financial Officer
                                             and Assistant Secretary


                                       11-170

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2000 and 1999, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements (pages II-179 through II-193) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.






/s/Arthur Andersen LLP
Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Savannah Electric and Power Company 2000 Annual Report


RESULTS OF OPERATIONS
--------------------

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 2000 totaled $23.0 million, representing no significant change from the prior year.

     In 1999, earnings were $23.1 million, representing a $0.6 million, or 2.4 percent decrease from the prior year. This was principally due to lower non-operating revenues.

Revenues

Total operating revenues for 2000 were $295.7 million, reflecting a 17.5 percent increase when compared to 1999. The following table summarizes the factors affecting operating revenues for the past two years:

                                                 Increase (Decrease)
                                                   From Prior Year
                                            -------------------------
                                      Amount
                                       2000       2000         1999
                               --------------------------------------
                                          (in thousands)
    Retail --
       Base Revenues               $161,807    $ 9,272      $   376
       Fuel cost recovery
         and other                  120,815     31,085         (438)
    -----------------------------------------------------------------
    Total retail                    282,622     40,357          (62)
    -----------------------------------------------------------------
    Sales for resale --
       Non-affiliates                 4,748      1,353       (1,153)
       Affiliates                     4,974        823        1,135
    -----------------------------------------------------------------
    Total sales for resale            9,722      2,176          (18)
    -----------------------------------------------------------------
    Other operating revenues          3,374      1,591       (2,781)
    -----------------------------------------------------------------
    Total operating revenues       $295,718    $44,124      $(2,861)
    =================================================================
    Percent change                                17.5%        (1.1)%
    -----------------------------------------------------------------

     Retail revenues increased 16.7 percent or $40.4 million in 2000 as compared to 1999. The primary contributors to the increase were continued growth in the Company's service territory, the positive impact of weather on energy sales, and an increase in fuel revenues.

     Electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel recovery provisions, fuel revenues generally equal fuel expenses--including the fuel component of purchased energy--and do not affect net income. However, cash flow is affected by the economic loss from untimely recovery of these receivables. The Company currently plans to make a filing with the Georgia Public Service Commission (GPSC) in early 2001 to establish a new fuel rate in order to better reflect current fuel cost and to collect the current under-recovered balance.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Revenues from these sales were not material to the financial statements.

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These energy sales do not have a significant impact on earnings.

Energy Sales

Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour (KWH) sales for 2000 and the percent change by year were as follows:

                           KWH            Percent Change
                       -------------    -------------------
                           2000           2000      1999
                       -------------    -------------------
                       (in millions)
Residential                 1,671          5.8%      2.6%
Commercial                  1,369          6.3       4.2
Industrial                    800         12.2     (20.7)
Other                         137          2.5       1.1
                          -------
Total retail                3,977          7.1      (2.5)
Sales for resale --
  Non-affiliates               77         50.3      (3.3)
  Affiliates                   89         15.1      31.8
                         --------
Total                       4,143          7.8%     (2.0)%
===========================================================

     Total retail energy sales in 2000 reflected increases in all customer classes. Industrial energy sales increased 12.2 percent reflecting the re-opening of an industrial facility under new ownership. Residential and commercial sales also increased reflecting weather related demand and customer growth.

     In 1999, total retail energy sales were down by 2.5 percent from the prior year reflecting reduced energy sales of 20.7 percent to industrial customers due to the shut-down of one industrial customer's facilities in late 1998 and

Savannah Electric and Power Company 2000 Annual Report


completed construction of a steam turbine unit by another industrial customer. These reductions were partially mitigated by increased energy sales of 2.6 percent and 4.2 percent to residential and commercial customers, respectively.

Expenses

Total operating expenses for 2000 were $245.0 million, an increase of $42.0 million from the prior year due primarily to increases in purchased power from both affiliates and non-affiliates and generation fuel expense. The increase in fuel expense is attributable to an increase in generation and higher fuel costs. Purchased power increased due principally to higher energy costs. Other operation expense was higher reflecting increased benefit expenses. Maintenance expense increased from 1999 reflecting higher power delivery and power generation maintenance costs to support improved customer reliability and unit availability, respectively. Depreciation and amortization increased reflecting additional depreciation charges related to the GPSC accounting order. See Note 3 to the financial statements for additional information on the GPSC's 1998 accounting order.

     In 1999, total operating expenses were $203.0 million reflecting a slight increase of $1.4 million from the prior year. This increase was due primarily to increases in purchased power from non-affiliates and depreciation and amortization. Purchased power from non-affiliates increased due principally to higher demand for energy and increased costs associated with these power purchases. Depreciation and amortization increased reflecting additional depreciation charges related to the GPSC's accounting order.

     Fuel and purchased power costs constitute the single largest expense for the Company. The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed, and the availability of units.

     The amount and sources of energy supply and the total average cost of energy supply were as follows:

                                          2000     1999     1998
                                       --------------------------
Total energy supply
   (millions of KWHs)                    4,286    4,039    4,182
Sources of energy supply
   (percent) --
     Coal                                   52       45       42
     Oil                                     2        2        1
     Gas                                     5       10       12
     Purchased Power                        41       43       45
Total average cost of
   energy supply (cents)                  3.09     2.44     2.35
-----------------------------------------------------------------

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and trust preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

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

Savannah Electric and Power Company 2000 Annual Report


     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new short and long-term contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area.

     Georgia Power is currently constructing two 566 megawatt combined cycle units at Plant Wansley to begin operation in 2002. The GPSC has certified the Company's purchase of capacity from these units to serve its retail customers for approximately seven years.

     The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity.

     Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While the GPSC has held workshops to discuss retail competition and industry restructuring, there has been no proposed or enacted legislation to date in Georgia. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of costs. The GPSC continues its assessment of the range of potential stranded costs. The inability of the Company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the financial condition and results of operation. The Company is attempting to minimize or reduce its cost exposure.

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

     On December 20, 1999, FERC issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. After participating in regional conferences with customers and other members of the public to discuss the formation of RTOs, utilities were required to make a filing. On October 16, 2000, Southern Company and its integrated utility subsidiaries, including the Company, filed with FERC a proposal for the creation of an RTO. The proposal is for the formation of a for-profit company that would have control of the bulk power transmission system of Southern Company and any other participating utilities. Participants would have the option to maintain their ownership, divest, sell, or lease their assets to the proposed RTO. If the FERC accepts the proposal as filed, the creation of an RTO is not expected to have a material impact on Southern Company's financial statements. The outcome of this matter cannot now be determined.

     The Energy Act amended the Public Utility Holding Company Act of 1935 (PUCHA) to allow holding companies to form exempt wholesale generators to sell power largely free of regulation under PUCHA. These entities are able to own and

Savannah Electric and Power Company 2000 Annual Report


operate power generating facilities and sell power to affiliates--under certain restrictions.

     Southern Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets. In January 2001, Southern Company announced formation of a new subsidiary--Southern Power Company. The new subsidiary will own, manage, and finance wholesale generating assets in the Southeast. Energy from its assets will be marketed to wholesale customers under the Southern Company name.

     Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed under "Environmental Matters."

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

New Accounting Standard

In June 2000, FASB issued Statement No. 138, an amendment of Statement No.
133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company enters into commodity related forward contracts to limit exposure to changing prices on electricity purchases and sales.

     Substantially all of the Company's bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet the normal purchase and sale exception and the related contracts will continue to be accounted for under the accrual method. Certain of these instruments qualify as cash flow hedges resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness will be recognized currently in net income. However, others will be required to be marked to market through current period income.

     The Company adopted Statement No. 133 effective January 1, 2001. The impact on net income was immaterial to the Company. The application of the new rules is still evolving and further guidance from FASB is expected, which could further impact the Company's financial statements. Also, as wholesale energy markets mature, future transactions could result in more volatility in net income and comprehensive income.

FINANCIAL CONDITION
------------------

Overview

The principal change in the Company's financial condition in 2000 was the addition of $27.3 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes and from financing activities. See Statements of Cash Flows for additional information.

Exposure to Market Risks

Due to cost-based regulation, the Company has limited exposure to market volatility in interest rate, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. At December 31, 2000, exposure from these activities was not material to the Company's financial statements. Also, based on the Company's overall interest rate exposure at December 31, 2000, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

Savannah Electric and Power Company 2000 Annual Report


Capital Structure

As of December 31, 2000, the Company's capital structure consisted of 52.7 percent common stockholders' equity, 12.1 percent trust preferred securities, and 35.2 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common stockholders' equity at 48 percent, preferred securities at 10 percent and debt at 42 percent.

     Maturities and retirements of long-term debt were $0.4 million in 2000, $16.2 million in 1999, and $30.4 million in 1998.

     Included in the 1999 maturities and retirements is the purchase by the Company of all $15 million outstanding of its 7 7/8% Series First Mortgage Bonds due May 1, 2025.

     The composite interest rates and dividend rates for the years 1998 through 2000 as of year-end were as follows:

                                      2000       1999       1998
                                  -------------------------------
Composite interest rates
   on long-term debt                   6.6%       6.4%       6.5%
Trust preferred securities
   dividend rate                       6.9%       6.9%       6.9%
-----------------------------------------------------------------

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $95.9 million ($32.5 million in 2001, $31.5 million in 2002, and $31.9 million in 2003). Actual construction costs may vary from this estimate because of factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Construction and upgrading of new and existing transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $51.8 million will be needed by the end of 2003 for maturities of long-term debt and present sinking fund requirements.

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to Southern Company's integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously and the Company's Plant Kraft. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. Southern Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could

Savannah Electric and Power Company 2000 Annual Report


require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act--the acid rain compliance provision of the law--significantly affected the Company and other subsidiaries of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995 and some 50 generating units of Southern Company were brought into compliance with Phase I requirements.

     Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. The construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $2 million for Savannah Electric.

     Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. No significant dollars for Phase II compliance have been spent by Savannah Electric.

     A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court recently dismissed certain challenges but found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals will address other legal challenges to these standards in mid-2001. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

     In September 1998, the EPA issued the final regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004. The final rule affects 21 states, including Georgia. This rule remains involved in litigation in the federal courts.

     In December 2000, the EPA completed its utility studies for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology (MACT) provisions of the Clean Air Act. This determination is being challenged in the courts. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the BART rules is probable in the near future.

     Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide, sulfur dioxide, mercury, and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules. Reviews by the new administration in Washington, D.C. add to the uncertainties associated with BART guidance and the MACT determination for mercury and other HAPS.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties.

Savannah Electric and Power Company 2000 Annual Report


The Company conducts studies to determine the extent of any required cleanup costs and will recognize in the financial statements costs to clean up known sites.

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

Sources of Capital

At December 31, 2000, the Company had $50.1 million of unused short-term and revolving credit arrangements with banks to meet its short-term cash needs and to provide additional interim funding for the Company's construction program. Revolving credit arrangements total $20 million, of which $10 million expires April 30, 2003 and $10 million expires December 31, 2003.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulation, will be derived from sources similar to those used in the past. These sources were primarily from the issuances of first mortgage bonds, other long-term debt, and preferred stock, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities, to meet long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. There are no restrictions on the amount of unsecured indebtedness allowed. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the extent and timing of the entry of additional competition in the markets of the Company; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options that may be pursued by the Company; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.

STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999, and 1998
Savannah Electric and Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------
                                                                 2000                 1999                1998
---------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Operating Revenues:
Retail sales                                                 $282,622             $242,265            $242,327
Sales for resale --
  Non-affiliates                                                4,748                3,395               4,548
  Affiliates                                                    4,974                4,151               3,016
Other revenues                                                  3,374                1,783               4,564
---------------------------------------------------------------------------------------------------------------
Total operating revenues                                      295,718              251,594             254,455
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                         57,177               50,530              53,021
  Purchased power --
    Non-affiliates                                             25,229               14,398               9,460
    Affiliates                                                 50,111               33,398              35,687
  Other                                                        54,829               51,802              50,321
Maintenance                                                    19,334               16,333              18,711
Depreciation and amortization (Note 3)                         25,240               23,841              22,032
Taxes other than income taxes                                  13,116               12,690              12,342
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                      245,036              202,992             201,574
---------------------------------------------------------------------------------------------------------------
Operating Income                                               50,682               48,602              52,881
Other Income (Expense):
Interest income                                                   252                  169                 384
Other, net                                                      1,086                  798                (432)
---------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                      52,020               49,569              52,833
---------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                          12,737               11,938              11,855
Distributions on preferred securities of subsidiary             2,740                2,740                 167
---------------------------------------------------------------------------------------------------------------
Total interest and other, net                                  15,477               14,678              12,022
---------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                   36,543               34,891              40,811
Income taxes (Note 5)                                          13,574               11,808              15,101
---------------------------------------------------------------------------------------------------------------
Net Income                                                     22,969               23,083              25,710
Dividends on Preferred Stock                                        -                    -               2,066
---------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                $ 22,969             $ 23,083            $ 23,644
===============================================================================================================
The accompanying notes are an integral part of these statements.




STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999, and 1998
Savannah Electric and Power Company 2000 Annual Report

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Operating Activities:
Net income                                                                         $22,969              $23,083             $25,710
Adjustments to reconcile net income
  to net cash provided from operating activities --
       Depreciation and amortization                                                26,639               25,454              23,531
       Deferred income taxes and investment tax credits, net                           728               (3,353)              7,011
       Other, net                                                                    3,835                  (47)                (89)
       Changes in certain current assets and liabilities --
          Receivables, net                                                         (23,260)              (5,999)             (9,875)
          Fossil fuel stock                                                            (31)              (2,125)                221
          Materials and supplies                                                      (542)              (1,906)                484
          Accounts payable                                                           8,881                1,133                 470
          Other                                                                     (4,674)               1,731              (4,859)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         34,545               37,971              42,604
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (27,290)             (29,833)            (18,071)
Other                                                                               (1,835)              (1,715)              1,617
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (29,125)             (31,548)            (16,454)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase in notes payable, net                                                      11,100               34,300                   -
Proceeds --
   Other long-term debt                                                                  -                    -              30,000
   Preferred securities                                                                  -                    -              40,000
   Capital contributions from parent company                                         1,478                1,099                   -
Retirements --
   First mortgage bonds                                                                  -              (15,800)            (30,000)
   Other long-term debt                                                               (251)                (481)               (478)
   Preferred stock                                                                       -                    -             (35,000)
Payment of preferred stock dividends                                                     -                    -              (2,556)
Payment of common stock dividends                                                  (24,300)             (25,200)            (23,500)
Other                                                                                    -                  250              (4,798)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                             (11,973)              (5,832)            (26,332)
------------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                             (6,553)                 591                (182)
Cash and Cash Equivalents at Beginning of Period                                     6,553                5,962               6,144
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         $     -              $ 6,553             $ 5,962
====================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                            $13,329              $14,212             $12,198
   Income taxes (net of refunds)                                                    19,939               12,647               9,666
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 2000 and 1999
Savannah Electric and Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------
Assets                                                                          2000                     1999
-----------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                   $      -                 $  6,553
Receivables --
  Customer accounts receivable                                                28,189                   20,752
  Unrecovered retail fuel clause revenue                                      39,632                   21,089
  Other accounts and notes receivable                                          1,412                    3,505
  Affiliated companies                                                           738                    1,195
  Accumulated provision for uncollectible accounts                              (407)                    (237)
Fossil fuel stock, at average cost                                             7,140                    7,109
Materials and supplies, at average cost                                        8,944                    8,402
Prepaid taxes                                                                  8,651                    2,434
Other                                                                            377                      435
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                          94,676                   71,237
-----------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service (Note 7)                                                          829,270                  804,096
Less accumulated provision for depreciation                                  382,030                  360,639
-----------------------------------------------------------------------------------------------------------------
                                                                             447,240                  443,457
Construction work in progress                                                  6,782                    6,561
-----------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                         454,022                  450,018
-----------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                 2,066                    1,506
-----------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 5)                             12,404                   16,063
Cash surrender value of life insurance for deferred compensation plans        17,954                   16,305
Prepaid pension costs (Note 2)                                                     -                    1,201
Debt expense, being amortized                                                  3,003                    3,155
Premium on reacquired debt, being amortized                                    7,575                    8,385
Other                                                                          2,527                    2,348
-----------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                       43,463                   47,457
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                $594,227                 $570,218
=================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2000 and 1999
Savannah Electric and Power Company 2000 Annual Report

--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                     2000                     1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year (Note 7)                                              $ 30,698                 $    704
Notes payable                                                                          45,400                   34,300
Accounts payable --
  Affiliated                                                                           16,153                    4,632
  Other                                                                                 7,738                   11,118
Customer deposits                                                                       5,696                    5,426
Taxes accrued --
  Income taxes                                                                          3,450                    3,046
  Other                                                                                 1,435                    3,013
Interest accrued                                                                        4,541                    3,237
Vacation pay accrued                                                                    2,276                    2,142
Other                                                                                   7,973                    5,742
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             125,360                   73,360
--------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                          116,902                  147,147
--------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 5)                                             79,756                   80,318
Deferred credits related to income taxes (Note 5)                                      16,038                   19,687
Accumulated deferred investment tax credits (Note 5)                                   10,616                   11,280
Deferred compensation plans                                                            11,968                   10,624
Employee benefits provisions (Note 2)                                                   8,127                    7,805
Other                                                                                  10,466                    5,150
--------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                          136,971                  134,864
--------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements) (Note 6)                            40,000                   40,000
--------------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                             174,994                  174,847
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                           $594,227                 $570,218
==========================================================================================================================
The accompanying notes are an integral part of these balance sheets.


STATEMENTS OF CAPITALIZATION
At December 31, 2000 and 1999
Savannah Electric and Power Company 2000 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                   2000              1999             2000              1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)                (percent of total)
Long-Term Debt (Note 7):
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           --------------
       July 1, 2003                       6.375%               $ 20,000          $ 20,000
       May 1, 2006                        6.90%                  20,000            20,000
       July 1, 2023                       7.40%                  24,200            24,200
-----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                       64,200            64,200
-----------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
     6.88% due June 1, 2001                                      10,000            10,000
     6.625% due March 17, 2015                                   30,000            30,000
     Adjustable rates (6.71% to 6.86% at 1/1/01)
       due 2001                                                  20,000            20,000
-----------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                    60,000            60,000
-----------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
     Pollution control revenue bonds --
       Non-collateralized:
         Variable rates (5.10% at 1/1/01)
          due 2016-2037                                          17,955            17,955
-----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                       17,955            17,955
-----------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                     5,445             5,696
-----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $9.8 million)                                  147,600           147,851
Less amount due within one year (Note 7)                         30,698               704
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year             116,902           147,147            35.2%             40.7%
-----------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities (Note 6):
$25 liquidation value --
  6.85%                                                          40,000            40,000
-----------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $2.7 million)          40,000            40,000            12.1              11.0
-----------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity (Note 8):
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares in 2000 and 1999
  Par value                                                      54,223            54,223
  Paid-in capital                                                11,265             9,787
Retained earnings                                               109,506           110,837
-----------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                               174,994           174,847            52.7              48.3
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                           $331,896          $361,994           100.0%            100.0%
=============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2000, 1999, and 1998
Savannah Electric and Power Company 2000 Annual Report

---------------------------------------------------------------------------------------------------------------------------------


                                                                  Common           Paid-In           Retained
                                                                   Stock           Capital           Earnings            Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)

Balance at January 1, 1998                                       $54,223             $8,688          $112,720           $175,631
Net income after dividends on preferred stock                          -                  -            23,644             23,644
Cash dividends on common stock                                         -                  -           (23,500)           (23,500)
Other                                                                  -                  -                90                 90
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                      54,223              8,688           112,954            175,865
Net income after dividends on preferred stock                          -                  -            23,083             23,083
Capital contributions from parent company                              -              1,099                 -              1,099
Cash dividends on common stock                                         -                  -           (25,200)           (25,200)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                      54,223              9,787           110,837            174,847
Net income after dividends on preferred stock                          -                  -            22,969             22,969
Capital contributions from parent company                              -              1,478                 -              1,478
Cash dividends on common stock                                         -                  -           (24,300)           (24,300)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 (Note 8)                            $54,223            $11,265          $109,506           $174,994
=================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 2000 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Savannah Electric and Power Company (the Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five integrated Southeast utilities, a system service company (SCS), Southern Communications Services (Southern LINC), Southern Company Energy Solutions, Southern Nuclear Operating Company (Southern Nuclear), Mirant Corporation--formerly Southern Energy, Inc.--and other direct and indirect subsidiaries. The integrated Southeast utilities provide electric service in four states. Contracts among the integrated Southeast utilities--related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the integrated Southeast utilities and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Southern Nuclear provides services to Southern Company's nuclear power plants. Mirant acquires, develops, builds, owns and operates power production and delivery facilities, and provides a broad range of energy-related services to utilities and industrial companies in selected countries around the world. Mirant businesses include independent power projects, integrated utilities, a distribution company, and energy trading and marketing businesses outside the southeastern United States.

     Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the GPSC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

     Certain prior years' data presented in the financial statements has been reclassified to conform with the current year presentation.

Related-Party Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension, human resources, systems and procedures, and other administrative services with respect to business and operations and power pool operations. Costs for these services amounted to $15.1 million, $16.0 million, and $15.3 million during 2000, 1999, and 1998, respectively.

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

                                            2000          1999
                                     --------------------------
                                             (in thousands)
Deferred income tax charges              $12,404      $ 16,063
Premium on reacquired debt                 7,575         8,385
Deferred income tax credits              (16,038)      (19,687)
Storm damage reserves                     (2,733)       (1,392)
Accelerated depreciation                  (5,500)       (3,000)
---------------------------------------------------------------
Total                                    $(4,292)     $    369
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

Savannah Electric and Power Company 2000 Annual Report


Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia and to wholesale customers in the Southeast.

    Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. Electric rates for the Company include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current regulated rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged less than 1 percent of revenues.

    In 2000, the GPSC approved an increase of slightly over one-third of a cent per kilowatt hour in the Company's fuel cost recovery rate. An increase of slightly over three-tenths of a cent per kilowatt-hour was approved in 1999.

    The Company currently plans to make a filing with the GPSC in early 2001 to establish a new fuel rate in order to better reflect current fuel costs and to collect the current under-recovered balance.

Depreciation and Amortization

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.0 percent in 2000 and 1999, and 2.9 percent in 1998. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities. In 1998, 1999 and 2000, the Company recorded accelerated depreciation of $1.0 million, $2.0 million and $2.5 million respectively, in accordance with the GPSC's 1998 rate order. See Note 3 to the financial statements for more information.

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

Allowance for Funds Used During Construction
  (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 6.87 percent in 2000, 6.26 percent in 1999 and 8.00 percent in 1998.

Property, Plant and Equipment

Property, plant and equipment is stated at original cost less regulatory disallowances and impairments. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits, and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property exclusive of minor items of property is capitalized.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory

Savannah Electric and Power Company 2000 Annual Report

when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Financial Instruments

The Company's financial instruments for which the carrying amounts did not equal fair value at December 31 were as follows:

                                      Carrying           Fair
                                        Amount          Value
                                    --------------------------
                                          (in millions)
Long-term debt:
    At December 31, 2000                 $142             $140
    At December 31, 1999                 $142             $136
Trust preferred securities:
    At December 31, 2000                  $40              $36
    At December 31, 1999                  $40              $31

     The fair values for long-term debt and trust preferred securities were based on either closing market prices or closing prices of comparable instruments.


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

     In late 2000, the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees. The effects of these changes will be to increase annual pension and postretirement benefits costs by approximately $0.5 million and $0.3 million, respectively.

Pension Plans

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                          2000          1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $59,961       $59,207
Service cost                             1,742         1,746
Interest cost                            4,380         3,893
Benefits paid                           (3,210)       (3,414)
Actuarial (gain) loss and
    employee transfers                   1,802        (1,856)
Amendments                                 219           385
---------------------------------------------------------------
Balance at end of year                 $64,894       $59,961
===============================================================

                                           Plan Assets
                                    ---------------------------
                                          2000          1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $54,480       $49,630
Actual return on plan assets            10,493         8,168
Benefits paid                           (3,210)       (3,414)
Employee transfers                         117            96
---------------------------------------------------------------
Balance at end of year                 $61,880       $54,480
===============================================================

     The accrued pension costs recognized in the Balance Sheets were as follows:

                                         2000           1999
---------------------------------------------------------------
                                         (in thousands)
Funded status                         $(3,014)       $(5,481)
Unrecognized transition
  obligation                               89            178
Unrecognized prior service              2,929          2,996
  cost
Unrecognized net loss (gain)           (1,127)         3,508
---------------------------------------------------------------
(Accrued liability) prepaid
  asset recognized in the
  Balance Sheets                      $(1,123)        $1,201
===============================================================

Savannah Electric and Power Company 2000 Annual Report



      Components of the plans' net periodic cost were as follows:

                                    2000       1999       1998
-----------------------------------------------------------------
                                          (in thousands)
Service cost                      $1,742     $1,746     $1,495
Interest cost                      4,380      3,893      3,806
Expected return on plan
  assets                          (4,174)    (4,063)    (3,992)
Recognized net loss                    -        152          2
Net amortization                     376        352        334
-----------------------------------------------------------------
Net pension cost                  $2,324     $2,080     $1,645
=================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                           Accumulated
                                        Benefit Obligations
                                    ---------------------------
                                        2000           1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $22,904       $23,556
Service cost                               376           404
Interest cost                            1,865         1,549
Benefits paid                             (963)         (756)
Actuarial gain and
  employee transfers                    (1,367)       (1,849)
Amendments                               3,309             -
---------------------------------------------------------------
Balance at end of year                 $26,124       $22,904
===============================================================


                                           Plan Assets
                                    ---------------------------
                                        2000           1999
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $5,254        $3,803
Actual return on plan assets              606           476
Employer contributions                  2,013         1,731
Benefits paid                            (963)         (756)
---------------------------------------------------------------
Balance at end of year                 $6,910        $5,254
===============================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                        2000           1999
---------------------------------------------------------------
                                           (in thousands)
Funded status                       $(19,214)      $(17,650)
Unrecognized transition
  obligation                           5,925          6,419
Unamortized prior service cost         3,185              -
Unrecognized net loss                  1,701          3,311
Fourth quarter contributions           1,493          1,336
---------------------------------------------------------------
Accrued liability recognized in
  the Balance Sheets                $ (6,910)      $ (6,584)
===============================================================

    Components of the postretirement plans' net periodic cost were as follows:

                                        2000     1999      1998
----------------------------------------------------------------
                                            (in thousands)
Service cost                          $  376   $  404     $  348

Interest cost                          1,865    1,549      1,528
Expected return on plan assets          (429)    (345)      (276)
Recognized net loss                       66      152        104
Net amortization                         618      494        494
----------------------------------------------------------------
Net postretirement cost               $2,496   $2,254     $2,198
================================================================

    The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                          2000         1999
---------------------------------------------------------------
Discount                                  7.50%        7.50%
Annual salary increase                    5.00         5.00
Long-term return on plan assets           8.50         8.50
---------------------------------------------------------------

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 7.29 percent for 2000, decreasing gradually to 5.50 percent through the year 2005, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2000 as follows:

Savannah Electric and Power Company 2000 Annual Report



                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                          (in thousands)
Benefit obligation                     $1,417        $1,598
Service and interest costs                110           140
===============================================================

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation.

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2000, 1999, and 1998 were $0.9 million, $0.9 million, and $0.8 million, respectively.

3.   CONTINGENCIES AND REGULATORY
     MATTERS

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

   The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously and the Company's Plant Kraft. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. On January 12, 2001, the EPA re-filed its claims against Alabama Power in federal district court in Birmingham, Alabama. The EPA did not include the system service company in the new complaint. Southern Company believes that its integrated utilities complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

     An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Regulatory Matters

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent.

     In 1998, the GPSC approved a four-year accounting order for the Company. Under this order, the Company will reduce the electric rates of its small business customers by approximately $11 million over four years. The Company will also expense an additional $1.95 million in storm damage accruals and accrue an additional $8 million in depreciation on generating assets over the term of the order. The additional depreciation will be accumulated in a regulatory liability account to be available to mitigate any potential stranded costs. In addition, the Company has discretionary authority to provide up to an

Savannah Electric and Power Company 2000 Annual Report


additional $0.3 million per year in storm damage accruals and up to an additional $4.0 million in depreciation expense over the four years. Total storm damages accrued under the order were $1.5 million in both 2000 and 1999 and $0.75 million in 1998. No discretionary depreciation was recorded in the last three years. Over the term of the order, the Company is precluded from asking for a rate increase except upon significant changes in economic conditions, new laws, or regulations. There is a quarterly monitoring of the Company's earnings performance.

4.   COMMITMENTS

Construction Program

The Company is engaged in a continuous construction program, currently estimated to total $32.5 million in 2001, $31.5 million in 2002, and $31.9 million in 2003. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and changes in cost of capital. The Company does not have any traditional baseload generating plants under construction. However, construction related to new and upgrading of existing transmission and distribution facilities and the upgrading of generating plants will continue.

     To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt and capital contributions from Southern Company.

     The amounts of long-term debt and trust preferred securities that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations, and other factors.

Bank Credit Arrangements

At the end of 2000, unused credit arrangements with four banks totaled $50.1 million and expire at various times during 2001.

     The Company has revolving credit arrangements of $20 million, of which $10 million expires April 30, 2003 and $10 million expires December 31, 2003. One of these agreements allows short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

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

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. The Company has fuel commitments of $44 million and $8 million for 2001 and 2002, respectively.

     The company has entered into various long-term commitments for the purchase of electricity. Estimated total long-term obligations at December 31, 2000 were as follows:

Year                                             Commitments
----                                            -------------
                                                (in thousands)
2001                                              $      0
2002                                                 9,627
2003                                                13,245
2004                                                13,261
2005                                                13,277
2006 and beyond                                     53,283
---------------------------------------------------------------
Total commitments                                 $102,693
===============================================================

Savannah Electric and Power Company 2000 Annual Report


Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $0.4 million for 2000, $0.5 million for 1999, and $1.1 million for 1998.

     At December 31, 2000, estimated future minimum lease payments for noncancelable operating leases were as follows:

                                               Rental
                                            Commitments
                                         --------------------
                                           (in thousands)
2001                                             $433
2002                                              433
2003                                              433
2004                                              433
2005                                              433
2006 and thereafter                            $5,379
-------------------------------------------------------------

5.   INCOME TAXES

At December 31, 2000, tax-related regulatory assets and liabilities were $12.4 million and $16.0 million, respectively. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of income tax provisions are as follows:

                                        2000      1999       1998
------------------------------------------------------------------
                                          (in thousands)
Total provision for income taxes
Federal --
   Currently payable                 $11,102   $12,968    $ 6,763
   Deferred                               75    (3,329)     5,812
------------------------------------------------------------------
                                      11,177     9,639     12,575
------------------------------------------------------------------
State --
   Currently payable                   1,744     2,193      1,327
   Deferred                              653       (24)     1,199
------------------------------------------------------------------
                                       2,397     2,169      2,526
-----------------------------------------------------------------
Total                                $13,574   $11,808    $15,101
==================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                2000       1999
                                            --------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                  $76,901    $76,282
   Property basis differences                  5,904      6,917
   Other                                      17,807     12,031
----------------------------------------------------------------
Total                                        100,612     95,230
----------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  9,744      6,965
   Other                                       7,662      5,777
----------------------------------------------------------------
Total                                         17,406     12,742
----------------------------------------------------------------
Net deferred tax liabilities                  83,206     82,488
Portions included in current assets, net      (3,450)    (2,170)
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $79,756    $80,318
================================================================

     Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $ 0.7 million in 2000, 1999 and 1998. At December 31, 2000, all investment tax credits available to reduce federal income taxes payable had been utilized.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                        2000     1999       1998
                                    -----------------------------
 Federal statutory tax rate               35%      35%       35%
 State income tax, net of
    federal income tax benefit             4        4         4
 Other                                    (2)      (5)       (2)
 ----------------------------------------------------------------
 Effective income tax rate                37%      34%       37%
 ================================================================

     Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis.

Savannah Electric and Power Company 2000 Annual Report


6.   TRUST PREFERRED SECURITIES

In December 1998, Savannah Electric Capital Trust I, of which the Company owns all of the common securities, issued $40 million of 6.85% mandatorily redeemable preferred securities. Substantially all of the assets of the Trust are $40 million aggregate principal amount of the Company's 6.85% junior subordinated notes due December 31, 2028.

     The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Savannah Electric Capital Trust I.

     Savannah Electric Capital Trust I is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

7.   LONG-TERM DEBT AND LONG-TERM DEBT
     DUE WITHIN ONE YEAR

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

     Maturities and retirements of long-term debt were $0.4 million in 2000, $16.2 million in 1999 and $30.4 million in 1998. Included in the 1999 maturities and retirements is the purchase by the Company of all $15 million outstanding of its 7 7/8% Series First Mortgage Bonds due May 1, 2025.

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

     A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                  2000        1999
                                              ---------------------
                                                  (in thousands)
Bond sinking fund requirement                  $   642        $650
Less:
  Portion to be satisfied by
    certifying property additions                  642         650
-------------------------------------------------------------------
Cash sinking fund requirement                        -           -
Other long-term debt maturities                 30,698         704
-------------------------------------------------------------------
Total                                          $30,698        $704
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

     The sinking fund requirements of first mortgage bonds were satisfied by certifying property additions in 2000 and by cash redemptions in 1999. It is anticipated that the 2001 requirement will be satisfied by certifying property additions. Sinking fund requirements and/or maturities through 2005 applicable to long-term debt are as follows: $30.7 million in 2001; $0.6 million in 2002; $20.5 million in 2003; $0.5 million in 2004; and $0.4 million in 2005.

8.   COMMON STOCK DIVIDEND
     RESTRICTIONS

The Company's Indenture contains certain limitations on the payment of cash dividends on common stock. At December 31, 2000, approximately $68 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.

Savannah Electric and Power Company 2000 Annual Report


9.    QUARTERLY FINANCIAL INFORMATION
      (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 are as follows (in thousands):

                                                     Net Income After
                        Operating     Operating        Dividends on
Quarter Ended            Revenues      Income         Preferred Stock
---------------------------------------------------------------------

March 2000                $52,390      $ 6,583          $ 1,643
June 2000                  72,780       14,100            6,287
September 2000             98,849       24,060           12,351
December 2000              71,699        5,939            2,688

March 1999                $47,098      $ 5,315          $ 1,209
June 1999                  61,692       12,173            5,268
September 1999             91,849       26,759           13,705
December 1999              50,955        4,355            2,901
---------------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.

     The quarterly operating income information above has been reclassified to reflect the Company's current presentation of income tax expense.



                                     11-193

SELECTED FINANCIAL AND OPERATING DATA 1996-2000
Savannah Electric and Power Company 2000 Annual Report
----------------------------------------------------------------------------------------------------------------------------
                                                       2000            1999            1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                  $295,718        $251,594        $254,455        $226,277        $234,074
Net Income after Dividends
  on Preferred Stock (in thousands)                 $22,969         $23,083         $23,644         $23,847         $23,940
Cash Dividends
  on Common Stock (in thousands)                    $24,300         $25,200         $23,500         $20,500         $19,600
Return on Average Common Equity (percent)             13.13           13.16           13.45           13.71           14.08
Total Assets (in thousands)                        $594,227        $570,218        $555,799        $547,352        $544,900
Gross Property Additions (in thousands)             $27,290         $29,833         $18,071         $18,846         $28,950
----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                $174,994        $174,847        $175,865        $175,631        $172,284
Preferred stock                                           -               -               -          35,000          35,000
Company obligated mandatorily
  redeemable preferred securities                    40,000          40,000          40,000               -               -
Long-term debt                                      116,902         147,147         163,443         142,846         164,406
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)      $331,896        $361,994        $379,308        $353,477        $371,690
============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                    52.7            48.3            46.4            49.7            46.4
Preferred stock                                           -               -               -             9.9             9.4
Company obligated mandatorily
  redeemable preferred securities                      12.1            11.0            10.5               -               -
Long-term debt                                         35.2            40.7            43.1            40.4            44.2
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)         100.0           100.0           100.0           100.0           100.0
============================================================================================================================
Security Ratings:
First Mortgage Bonds -
   Moody's                                               A1              A1              A1              A1              A1
   Standard and Poor's                                   A+             AA-             AA-             AA-              A+
Preferred Stock -
   Moody's                                               a2              a2              a2              a2              a2
   Standard and Poor's                                 BBB+              A-               A               A               A
============================================================================================================================
Customers (year-end):
Residential                                         115,646         112,891         110,437         109,092         106,657
Commercial                                           15,727          15,433          15,328          14,233          13,877
Industrial                                               75              67              63              64              65
Other                                                   444             417             377           1,129           1,097
----------------------------------------------------------------------------------------------------------------------------
Total                                               131,892         128,808         126,205         124,518         121,696
============================================================================================================================
Employees (year-end):                                   554             533             542             535             571
----------------------------------------------------------------------------------------------------------------------------




SELECTED FINANCIAL AND OPERATING DATA 1996-2000 (continued)
Savannah Electric and Power Company 2000 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                              $129,520        $112,371        $109,393        $ 96,587        $101,607
Commercial                                                102,116          88,449          86,231          78,949          80,494
Industrial                                                 40,839          32,233          37,865          35,301          37,077
Other                                                      10,147           9,212           8,838           8,621           8,804
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                              282,622         242,265         242,327         219,458         227,982
Sales for resale  - non-affiliates                          4,748           3,395           4,548           3,467           1,998
Sales for resale  - affiliates                              4,974           4,151           3,016           2,052           3,130
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                  292,344         249,811         249,891         224,977         233,110
Other revenues                                              3,374           1,783           4,564           1,300             964
----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $295,718        $251,594        $254,455        $226,277        $234,074
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                             1,671,089       1,579,068       1,539,792       1,428,337       1,456,651
Commercial                                              1,369,448       1,287,832       1,236,337       1,156,078       1,141,218
Industrial                                                800,150         713,448         900,012         881,261         838,753
Other                                                     135,824         132,555         131,142         124,490         126,215
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                            3,976,511       3,712,903       3,807,283       3,590,166       3,562,837
Sales for resale  - non-affiliates                         77,481          51,548          53,294          94,280          91,610
Sales for resale  - affiliates                             88,646          76,988          58,415          54,509          41,808
----------------------------------------------------------------------------------------------------------------------------------
Total                                                   4,142,638       3,841,439       3,918,992       3,738,955       3,696,255
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                  7.75            7.12            7.10            6.76            6.98
Commercial                                                   7.46            6.87            6.97            6.83            7.05
Industrial                                                   5.10            4.52            4.21            4.01            4.42
Total retail                                                 7.11            6.52            6.36            6.11            6.40
Sales for resale                                             5.85            5.87            6.77            3.71            3.84
Total sales                                                  7.06            6.50            6.38            6.02            6.31
Residential Average Annual
  Kilowatt-Hour Use Per Customer                           14,593          14,100          14,061          13,231          13,771
Residential Average Annual
  Revenue Per Customer                                  $1,131.08       $1,003.39         $998.94         $894.73         $960.58
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                              788             788             788             788             788
Maximum Peak-Hour Demand (megawatts):
Winter                                                        724             719             582             625             666
Summer                                                        878             875             846             802             811
Annual Load Factor (percent)                                 53.4            51.2            54.9            54.3            53.1
Plant Availability Fossil-Steam (percent):                   78.5            72.8            72.9            93.7            77.6
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                         51.6            44.6            41.6            34.4            27.7
Oil and gas                                                   6.9            12.3            12.9             5.2             3.1
Purchased power -
  From non-affiliates                                         7.7             5.3             3.4             1.4             2.1
  From affiliates                                            33.8            37.8            42.1            59.0            67.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       100.0           100.0           100.0           100.0           100.0
==================================================================================================================================


                                    PART III


Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

     Additionally, Items 10, 11, 12 and 13 for ALABAMA, GEORGIA, GULF and MISSISSIPPI are incorporated by reference to the Information Statements of ALABAMA, GEORGIA, GULF and MISSISSIPPI relating to each of their respective 2001 Annual Meetings of Shareholders.

     The ages of directors and executive officers in Item 10 set forth below are as of December 31, 2000.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of directors of SAVANNAH.

G. Edison Holland, Jr.
President and Chief Executive Officer
Age 48
Served as Director since 7-15-97

Gus H. Bell (1)
Age 63
Served as Director since 7-20-99

Archie H. Davis (1)
Age 59
Served as Director since 2-18-97

Walter D. Gnann (1)
Age 65
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 55
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 64
Served as Director since 5-17-77

(1)    No position other than Director.

Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 17, 2000) for one year until the next annual meeting or until a successor is elected and qualified.


     There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

G. Edison Holland, Jr.
President, Chief Executive Officer and Director
Age 48
Served as Executive Officer since 7-15-97

Anthony R. James
Vice President - Power Generation
Age 50
Served as Executive Officer since 7-27-00

W. Miles Greer
Vice President - Customer Operations and
External Affairs
Age 57
Served as Executive Officer since 11-20-85

Kirby R. Willis
Vice President, Treasurer, Chief Financial Officer and Assistant Corporate Secretary
Age 49
Served as Executive Officer since 1-1-94

     Each of the above is currently an executive officer of SAVANNAH, serving a term running from the meeting of the directors held on July 27, 2000 for the ensuing year.

      There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

Identification of certain significant employees.
           None.

                                     III-1

Family relationships.
           None.

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


Anthony R. James - Vice President - Power Generation and Senior Production Officer since 2000. He also serves as Central Cluster Manager at GEORGIA's Plant Scherer. Responsible for operations and maintenance of Plants Kraft, Riverside and McIntosh.

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994 and Assistant Corporate Secretary effective 1998. Responsible primarily for accounting, financial, labor relations, corporate services, corporate compliance, environmental and safety activities.

Involvement in certain legal proceedings.
         None

Section 16(a) Beneficial Ownership Reporting
Compliance.

No late filers.

                                     III-2

Item 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information concerning any Chief Executive Officer and the four most highly compensated executive officers of SAVANNAH serving during 2000.

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
------------------------------------------------------------------------------------------------------------------------

G. Edison
   Holland, Jr.
President,               2000       295,812      243,263           24,438        25,667               -        15,453
Chief Executive          1999       254,914       42,626           21,588         8,375         166,052        13,392
Officer, Director        1998       233,330       26,019           17,309         7,951         128,608         8,246

Anthony R. James4        2000       175,048      161,442                -        12,752               -         7,582
Vice President,          1999             -            -                -             -               -             -
                         1998             -            -                -             -               -             -

W. Miles Greer           2000       177,013      100,923              601        13,416               -        16,982
Vice President           1999       168,713       21,322            1,874         6,130          79,476        15,150
                         1998       160,207       16,054               13         4,901          69,000        13,179

Kirby R. Willis
Vice President,          2000       162,279       97,394            4,908         8,785               -        12,159
Chief Financial          1999       156,068       19,546              259         5,028          79,476        11,767
Officer, Treasurer       1998       155,236       15,554               13         4,748          69,000        10,581

Lewis A. Jeffers5        2000       142,850       96,835           2,856          7,543              -         7,245
Vice President           1999       134,538       19,023              379         3,809          63,146         6,972
                         1998             -            -                -             -               -             -

1 Tax reimbursement by SAVANNAH on certain personal benefits, including membership fees of $11,669 for Mr. Holland, Jr. in 1998.
2 Payouts made in 1999
and 2000 for the four-year performance periods ending December 31, 1998 and 1999, respectively.
3 SAVANNAH contributions to the Employee Savings Plan (ESP),
Employee Stock Ownership Plan (ESOP), Supplemental Benefit Plan (SBP) or Above-market earnings on deferred compensation (AME) and tax sharing benefits paid to participants who elected receipt of dividends on SOUTHERN's common stock held in the ESP are as follows:

Name                                    ESP                ESOP           SBP or AME      ESP Tax Benefit Sharing
----                                    ---                ----           ----------      -----------------------
G. Edison Holland, Jr.                $6,853              $810            $7,790                      $489
Anthony R. James                       6,772               810                 -                         -
W. Miles Greer                         7,525               810             8,647                         -
Kirby R. Willis                        5,954               810             5,395                         -
Lewis A. Jeffers                       6,435               810                 -                         -

4 Mr. James was named an executive officer effective July 27, 2000.
5 Mr. Jeffers was named an executive officer of SAVANNAH effective November 2, 1999 and transferred to ALABAMA effective June 24, 2000.

                                     III-3

                           STOCK OPTION GRANTS IN 2000

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of SAVANNAH during the year ending December 31, 2000.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted6       Fiscal Year7     ($/Sh)6         Date6          Present Value($)8
   -----------------------------------------------------------------------------------------------------------------

   SAVANNAH

   G. Edison Holland, Jr.       25,667            0.4             23.25       02/18/2010            147,842
   Anthony R. James             12,752            0.2             23.25       02/18/2010             73,452
   W. Miles Greer               13,416            0.2             23.25       02/18/2010             77,276
   Kirby R. Willis               8,785            0.1             23.25       02/18/2010             50,602
   Lewis A. Jeffers              7,543            0.1             23.25       02/18/2010             43,448


6 Performance Stock Plan grants were made on February 18, 2000, and vest annually at a rate of one-third on the anniversary date of the grant. Grants fully vest upon termination as a result of death, total disability, or retirement and expire five years after retirement, three years after death or total disability, or their normal expiration date if earlier. The exercise price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. Options may be transferred to family members, family trusts, and family limited partnerships.
7 A total of 6,977,038 stock options were granted in 2000.
8 Value was calculated using the Black-Scholes option valuation model. The actual value, if any, ultimately realized depends on the market value of SOUTHERN's common stock at a future date. Significant assumptions are shown below:

                                                     Risk-free         Dividend              Discount for forfeiture risk:
                                   Volatility      rate of return    opportunity     Term       before     after
                                                                                               vesting    vesting
-------------------------------------------------------------------------------------------------------------------
     Black-Scholes Assumptions       22.14%             6.52%            50%        10 years     7.79%    12.40%


These assumptions reflect the effects of cash dividend equivalents paid to participants under the Performance Dividend Plan assuming targets are met.

                                     III-4

      AGGREGATED STOCK OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 2000 by the named executive officers and the value of unexercised options held by them as of December 31, 2000.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)9

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)10         Unexercisable          Unexercisable
-------------------------------------------------------------------------------------------------------------

SAVANNAH

G. Edison Holland, Jr.        18,323                 220,862             32,261/33,900       325,274/310,486
Anthony R. James                   -                       -              8,456/17,259        77,991/157,055
W. Miles Greer                 8,654                  76,354             10,235/19,136        93,074/171,646
Kirby R. Willis                4,038                  37,604             13,574/13,720       128,819/120,111
Lewis A. Jeffers                   -                       -              1,270/10,082          8,493/92,410



9 This column represents the excess of the fair market value of SOUTHERN's common stock of $33.25 per share, as of December 31, 2000, above the exercise price of the options. The Exercisable column reports the "value" of options that are vested and therefore could be exercised. The Unexercisable column reports the "value" of options that are not vested and therefore could not be exercised as of December 31, 2000.

10 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise above the exercise price.

                                    III-5

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Pension Plan Table. The following table sets forth the estimated annual pension benefits payable at normal retirement age under SOUTHERN's qualified Pension Plan, as well as non-qualified supplemental benefits, based on the stated compensation and years of service with the SOUTHERN system for Messrs. Holland, James and Jeffers. Compensation for pension purposes is limited to the average of the highest three of the final 10 years' compensation -- base salary plus the excess of annual and long-term incentive compensation over 25 percent of base salary (reported under column titled "Salary", "Bonus", and "Long-Term Incentive Payouts" in the Summary Compensation Table on page III-3).

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


         As of December 31, 2000, the applicable compensation levels and years of accredited service for SAVANNAH's named executives are presented in the following table:

                                        Compensation            Accredited
            Name                           Level             Years of Service

            G. Edison Holland, Jr.9      $431,348                     17
            Anthony R. James              246,604                     21
            W. Miles Greer10              237,392                     16
            Kirby R. Willis               225,952                     26
            Lewis A. Jeffers              197,400                     21


9 The number of accredited years of service includes 9 years and 3 months credited to Mr. Holland pursuant to a supplemental pension agreement.

10 The number of accredited years of service includes 7 years and 6 months credited to Mr. Greer pursuant to a supplemental pension agreement.

                                     III-6

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

         The following table sets forth the estimated combined annual pension benefits under SOUTHERN's pension and SAVANNAH's supplemental executive retirement plans in effect during 2000 which are payable to Messrs Greer and Willis, upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

                                            Years of Accredited Service
       Remuneration                  15                 25               35
--------------------------           --                 --               --

          $150,000                  105,000           105,000          105,000
           180,000                  126,000           126,000          126,000
           210,000                  147,000           147,000          147,000
           260,000                  182,000           182,000          182,000
           280,000                  196,000           196,000          196,000
           300,000                  210,000           210,000          210,000
           350,000                  245,000           245,000          245,000
           400,000                  280,000           280,000          280,000
           430,000                  301,000           301,000          301,000
           460,000                  322,000           322,000          322,000

Compensation of Directors.

         Standard Arrangements. The following table presents compensation paid to the directors during 2000 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. At the election of the director, all or a portion of the cash retainer may be payable in SOUTHERN's common stock, and all or a portion of the total fees may be deferred under the Deferred Compensation Plan until membership on the board is terminated.

Cash Retainer Fee          $10,000
Stock Retainer Fee         50 shares per quarter

Meeting Fees:
$750 for each Board or Committee meeting attended

         Effective January 1, 1997, the Outside Directors Pension Plan (the "Plan") was terminated and benefits payable under the Plan were frozen. Non-employee directors serving as of January 1, 1997 were given a one-time election to receive a Plan benefit buy-out equal to the actuarial present value of future Plan benefits or receive benefits under the terms of the Plan at the annual retainer rate in effect on December 31, 1996. Directors who elected to receive the benefit buy-out were required to defer receipt of that amount under the Deferred Compensation Plan until termination from board membership. Directors who elected to continue to participate under the terms of the Plan are entitled to benefits upon retirement from the board on the retirement date designated in the respective companies' by-laws. The annual benefit payable is based upon length of service and varies from 75 percent of the annual retainer in effect on December 31, 1996 if the participant has at least 60 months of service on the board of one or more system companies, to 100 percent if the participant has at least 120 months of such service. Payments will continue for the greater of the lifetime of the participant or 10 years.

                                     III-7

         Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 2000 in addition to or in lieu of that specified by the standard arrangements specified above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.
------------------------------------------------------------------------

SAVANNAH has adopted SOUTHERN's Change in Control Plan which is applicable to certain of its officers, and has entered into individual change in control agreements with its most highly compensated executive officers. If an executive is involuntarily terminated, other than for cause, within two years following a change in control of SOUTHERN the agreements provide for:

o lump sum payment of two or three times annual compensation,
o up to five years' coverage under group health and life insurance plans,
o immediate vesting of all stock options, stock appreciation rights, and restricted stock previously granted,
o payment of any accrued long-term and short-term bonuses and dividend equivalents, and
o payment of any excise tax liability incurred as a result of payments made under any individual agreements.

A SOUTHERN change in control is defined under the agreements as:

o  acquisition of at least 20 percent of the SOUTHERN's stock,
o a change in the majority of the members of the SOUTHERN's board of directors,
o a merger or other business combination that results in SOUTHERN's shareholders immediately before the merger owning less than 65 percent of the voting power after the merger, or
o  a sale of substantially all the assets of SOUTHERN.

A change in control of SAVANNAH is defined under the agreements as:

o acquisition of at least 50 percent of SAVANNAH's stock,
o a merger or other business combination unless SOUTHERN controls the surviving entity or
o a sale of substantially all the assets of SAVANNAH.

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

         None.
                                     III-8

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. SOUTHERN is the beneficial owner of 100% of the outstanding common stock of SAVANNAH.

----------------------------------------------------------------------------------------------------------
                                   Amount and
                            Name and Address                 Nature of                       Percent
                            of Beneficial                    Beneficial                      of
Title of Class              Owner                            Ownership                       Class
----------------------------------------------------------------------------------------------------------

Common Stock                The Southern Company                                               100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303

                            Registrant:
                            SAVANNAH                            10,844,635

Security Ownership of Management. The following table shows the number of shares of SOUTHERN common stock owned by the SAVANNAH's directors, nominees and executive officers as of December 31, 2000. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on December 31, 2000.

Name of Directors,
Nominees and                                       Number of Shares
Executive Officers         Title of Class     Beneficially Owned (1) (2)
------------------         --------------     --------------------------

Gus H. Bell, III           SOUTHERN Common                     246
Archie H. Davis            SOUTHERN Common                     495
Walter D. Gnann            SOUTHERN Common                   2,689
G. Edison Holland, Jr.     SOUTHERN Common                  43,848
Robert B. Miller, III      SOUTHERN Common                   1,770
Arnold M. Tenenbaum        SOUTHERN Common                   1,124
Anthony R. James           SOUTHERN Common                  25,065
W. Miles Greer             SOUTHERN Common                  18,605
Kirby R. Willis            SOUTHERN Common                  23,240

The directors, nominees
and executive officers
as a group                 SOUTHERN Common                 117,083



(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan and/or Performance Stock Plan, as follows: Mr. Greer, 14,707 shares; Mr. Holland, 40,817 shares; Mr. James 12,707 shares, and Mr. Willis, 16,503 shares.

                                     III-9

Changes in control. SOUTHERN and SAVANNAH know of no arrangements which may at a subsequent date result in any change in control.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others.

     Mr. Archie Davis is President of The Savannah Bank, N.A., Savannah, Georgia. During 2000, this bank furnished a number of regular banking services in the ordinary course of business to SAVANNAH. SAVANNAH intends to maintain normal banking relations with the aforesaid bank in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.




                                     III-10

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


(b)  Reports on Form 8-K during the fourth quarter of 2000 were as follows:


     SOUTHERN filed Current Reports on Form 8-K:

     Date of event:        November 27, 2000
     Items reported:       Items 5 and 7

     Date of event:        December 6, 2000
     Items reported:       Items 5 and 7

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

     Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     H. Allen Franklin
     President and
     Chief Executive Officer
     (Principal Executive Officer)

     Gale E. Klappa
     Financial Vice President, Chief Financial Officer and
     Treasurer
     (Principal Financial Officer)

     W. Dean Hudson
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)


                          Directors:
    Daniel P. Amos                L. G. Hardman III
    Dorrit J. Bern                Donald M. James
    Thomas F. Chapman             Zack T. Pate
    H. Allen Franklin             Gerald J. St. Pe'



     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001

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

     Date: March 28, 2001

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

     Elmer B. Harris
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Art P. Beattie
     Vice President and Comptroller
     (Principal Accounting Officer)

                          Directors:
    Whit Armstrong                     John T. Porter
    H. Allen Franklin                  Robert D. Powers
    R. Kent Henslee                    Andreas Renschler
    Carl E. Jones, Jr.                 C. Dowd Ritter
    James K. Lowder                    James H. Sanford
    Wallace D. Malone, Jr.             John Cox Webb, IV
    Thomas C. Meredith                 James W. Wright
    William V. Muse


     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001

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

     Date: March 28, 2001

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

     David M. Ratcliffe
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Thomas A. Fanning
     Executive Vice President, Chief Financial Officer and Treasurer
     (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                          Directors:
     Daniel P. Amos               James R. Lientz, Jr.
     Juanita P. Baranco           G. Joseph Prendergast
     William A. Fickling, Jr.     William Jerry Vereen
     H. Allen Franklin            Carl Ware
     L. G. Hardman III            E. Jenner Wood, III



     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001


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

     Date: March 28, 2001

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

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Ronnie R. Labrato
     Comptroller and Chief Financial Officer
     (Principal Financial and Accounting Officer)

                        Directors:
     Fred C. Donovan, Sr.       W. Deck Hull, Jr.
     H. Allen Franklin          Barbara H. Thames


     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001

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

     Date: March 28, 2001

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

     Dwight H. Evans
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Secretary, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                         Directors:
      Robert S. Gaddis          George A. Schloegel
      Linda T. Howard           Philip J. Terrell
      Aubrey K. Lucas           Gene Warr
      Malcolm Portera

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001

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

     Date: March 28, 2001

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

      G. Edison Holland, Jr.
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                        Directors:
     Gus H. Bell, III         Robert B. Miller, III
     Archie H. Davis          Arnold M. Tenenbaum
     Walter D. Gnann


     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 28, 2001

Exhibit 21.       Subsidiaries of the Registrants.*

                                                         Jurisdiction of
Name of Company                                          Organization
----------------------------------------------------- -- ---------------------

The Southern Company                                     Delaware
         Southern Company Capital Trust I                Delaware
         Southern Company Capital Trust II               Delaware
         Southern Company Capital Trust III              Delaware
         Southern Company Capital Trust IV               Delaware
         Southern Company Capital Trust V                Delaware
         Southern Company Capital Trust VI               Delaware
         Southern Company Capital Trust VII              Delaware
         Southern Company Capital Trust VIII             Delaware
         Southern Company Capital Trust IX               Delaware
Alabama Power Company                                    Alabama
         Alabama Power Capital Trust I                   Delaware
         Alabama Power Capital Trust II                  Delaware
         Alabama Power Capital Trust III                 Delaware
         Alabama Power Capital Trust IV                  Delaware
         Alabama Power Capital Trust V                   Delaware
         Alabama Property Company                        Alabama
         Southern Electric Generating Company            Alabama
Georgia Power Company                                    Georgia
         Georgia Power Capital Trust I                   Delaware
         Georgia Power Capital Trust II                  Delaware
         Georgia Power Capital Trust III                 Delaware
         Georgia Power Capital Trust IV                  Delaware
         Georgia Power Capital Trust V                   Delaware
         Georgia Power Capital Trust VI                  Delaware
         Georgia Power L.P. Holdings Corp.               Georgia
                  Georgia Power Capital, L.P.            Delaware
         Piedmont-Forrest Corporation                    Georgia
         Southern Electric Generating Company            Alabama
Gulf Power Company                                       Maine
         Gulf Power Capital Trust I                      Delaware
         Gulf Power Capital Trust II                     Delaware
         Gulf Power Capital Trust III                    Delaware
Mississippi Power Company                                Mississippi
         Mississippi Power Capital Trust I               Delaware
         Mississippi Power Capital Trust II              Delaware
         Mississippi Power Capital Trust III             Delaware
Savannah Electric and Power Company                      Georgia
         Savannah Electric Capital Trust I               Delaware

----------------------------------------------------- -- ---------------------

*This information is as of December 31, 2000. In addition, the list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K Item 601.

                              ARTHUR ANDERSEN LLP

                                                                  Exhibit 23(a)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedule, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-30171, 33-54415,
33-57951, 33-58371, 33-60427, 333-09077, 333-44127, 333-44261, 333-64871 and
333-31808.





/s/ Arthur Andersen LLP
Atlanta, Georgia
March 22, 2001

                             ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(b)




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of Alabama Power Company and the related financial statement schedule, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File No. 333-67453.




/s/  Arthur Andersen LLP
Birmingham, Alabama
March 22, 2001

                                                                  Exhibit 23(c)

                              ARTHUR ANDERSEN LLP



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of Georgia Power Company and the related financial statement schedule, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File No. 333-75193.





/s/ Arthur Andersen LLP
Atlanta, Georgia
March 22, 2001

                                                                Exhibit 23(d)
                              ARTHUR ANDERSEN LLP




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of Gulf Power Company and the related financial statement schedule, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File Nos. 33-50165 and 333-42033.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 2001

                              ARTHUR ANDERSEN LLP
                                                                Exhibit 23(e)




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of Mississippi Power Company and the related financial statement schedule, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File No. 333-45069.





/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 2001

                               ARTHUR ANDERSEN LLP
                                                                Exhibit 23(f)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 28, 2001 on the financial statements of Savannah Electric and Power Company and the related financial statement schedule, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File No. 333-46171.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 22, 2001

                              ARTHUR ANDERSEN LLP







REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To The Southern Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

                              ARTHUR ANDERSEN LLP









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Alabama Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Birmingham, Alabama
February 28, 2001

                              ARTHUR ANDERSEN LLP








REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Georgia Power Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

                              ARTHUR ANDERSEN LLP










REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Gulf Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

                              ARTHUR ANDERSEN LLP










REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Mississippi Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

                              ARTHUR ANDERSEN LLP







REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Savannah Electric and Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 28, 2001

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                                 Page

II     Valuation and Qualifying Accounts and Reserves
        2000, 1999 and 1998
         The Southern Company and Subsidiary Companies................   S-2
         Alabama Power Company........................................   S-3
         Georgia Power Company........................................   S-4
         Gulf Power Company...........................................   S-5
         Mississippi Power Company....................................   S-6
         Savannah Electric and Power Company..........................   S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 ----------------------------------------

                                 Balance at Beginning     Charged to     Charged to Other                      Balance at End
         Description                   of Period             Income           Accounts       Deductions            of Period
  ------------------------------ ------------------------ -------------- ------------------- ----------------- --------------
  Provision for uncollectible
     accounts
       2000...................           $21,834            $31,329              $39           $31,403 (Note)        $21,799
       1999...................            11,268             35,476                -            24,910 (Note)         21,834
       1998...................             9,613             31,707                -            30,052 (Note)         11,268

-------------------
Note:    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                           ALABAMA POWER COMPANY
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                      (Stated in Thousands of Dollars)

                                                                            Additions
                                                                  ---------------------------------------

                                     Balance at Beginning       Charged to      Charged to Other                     Balance at End
         Description                       of Period               Income            Accounts        Deductions          of Period
  ---------------------------------- -------------------------- --------------- ------------------ ----------------- ---------------
  Provision for uncollectible
    accounts
       2000........................         $4,117                  $9,093             $-           $  6,973 (Note)        $6,237
       1999........................          1,855                  13,995              -             11,733 (Note)         4,117
       1998........................          2,272                   7,702              -              8,119 (Note)         1,855

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                         GEORGIA POWER COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                    (Stated in Thousands of Dollars)

                                                                        Additions
                                                              ---------------------------------------

                                      Balance at Beginning    Charged to     Charged to Other                     Balance at End
         Description                        of Period            Income           Accounts        Deductions          of Period
  ----------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
  Provision for uncollectible
    accounts
       2000..........................         $7,000            $10,794             $-             $12,694 (Note)        $5,100
       1999..........................          5,500             14,406              -              12,906 (Note)         7,000
       1998..........................          3,000             17,856              -              15,356 (Note)         5,500
                                                                             8,888              ($3

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.





                                                           GULF POWER COMPANY
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                    (Stated in Thousands of Dollars)

                                                                          Additions
                                                                --------------------------------------

                                       Balance at Beginning     Charged to      Charged to Other                    Balance at End
         Description                         of Period             Income            Accounts      Deductions           of Period
  ------------------------------------ ------------------------ --------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       2000..........................         $1,026               $2,702               $-           $2,426 (Note)      $1,302
       1999..........................            996                2,230                -            2,200(Note)        1,026
       1998..........................            796                2,288                -            2,088 (Note)         996

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                        MISSISSIPPI POWER COMPANY
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                    (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 --------------------------------------

                                       Balance at Beginning      Charged to     Charged to Other                    Balance at End
         Description                         of Period              Income           Accounts      Deductions           of Period
  ------------------------------------ ------------------------- -------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       2000..........................           $697                $1,156             $14           $1,296 (Note)        $571
       1999..........................            621                 1,964               -            1,888 (Note)         697
       1998..........................            698                 1,510              31            1,618 (Note)         621

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                  SAVANNAH ELECTRIC AND POWER COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                   (Stated in Thousands of Dollars)

                                                                          Additions
                                                                -------------------------------------

                                         Balance at Beginning   Charged to   Charged to Other                   Balance at End
         Description                           of Period           Income         Accounts      Deductions          of Period
  -------------------------------------- ---------------------- ------------ ------------------ --------------- -----------------
  Provision for uncollectible
    accounts
       2000..........................             $237               $999           $-            $829 (Note)         $407
       1999..........................              284                594            -             641 (Note)          237
       1998..........................              354                417            -             487 (Note)          284

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

(1)      Underwriting Agreements

         GEORGIA


         (c)      -    Distribution Agreement dated November 29, 1995 between GEORGIA and Lehman Brothers Inc.; Donaldson, Lufkin &
                       Jenrette Securities Corporation; J. P. Morgan Securities Inc.; Salomon Brothers Inc and Smith Barney Inc.
                       relating to $300,000,000 First Mortgage Bonds Secured Medium-Term Notes.  (Designated in GEORGIA's Form 10-K
                       for the year ended December 31, 1995, as Exhibit 1(c).)


(3)      Articles of Incorporation and By-Laws

         SOUTHERN

           (a)  1   -    Composite Certificate of Incorporation of SOUTHERN, reflecting all amendments thereto through January 5,
                         1994.  (Designated in Registration No. 33-3546 as Exhibit 4(a), in Certificate of Notification, File No.
                         70-7341, as Exhibit A and in Certificate of Notification, File No. 70-8181, as Exhibit A.)

           (a)  2   -    By-laws of SOUTHERN as amended effective October 21, 1991, and as presently in effect. (Designated in Form
                         U-1, File No. 70-8181, as Exhibit A-2.)


         ALABAMA

           (b)  1   - Charter of ALABAMA and amendments thereto through August 10, 1998.(Designated in Registration Nos. 2-59634
                      as Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit 2(b), 2-70838 as Exhibit 4(a)-2, 2-85987 as
                      Exhibit 4(a)-2, 33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in Form 8-K dated February 5, 1992,
                      File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as Exhibit 4(b)-3, in
                      Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16,
                      1993, File No. 1-3164, as Exhibit 4(a), in Certificate of Notification, File No. 70-8191, as Exhibit A, in
                      ALABAMA's Form 10-K for the year ended December 31, 1997, File No. 1-3164, as Exhibit 3(b)2 and Form 8-K
                      dated August 10, 1998, File No. 1-3164, as Exhibit 4.4.)

         * (b)  2   - Amendment to Charter of ALABAMA dated January 10, 2001.


           (b)  3   - By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect.(Designated in Form U-1,
                      File No. 70-8191, as Exhibit A-2.)

         GEORGIA

           (c)  1   - Charter of GEORGIA and amendments thereto through January 26, 1998.(Designated in Registration Nos. 2-63392
                      as Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3), 2-93039 as Exhibit 4(a)-(2), 2-96810 as Exhibit
                      4(a)-2, 33-141 as Exhibit 4(a)-(2), 33-1359 as Exhibit 4(a)(2), 33-5405 as Exhibit 4(b)(2), 33-14367 as
                      Exhibits 4(b)-(2) and 4(b)-(3), 33-22504 as Exhibits 4(b)-(2), 4(b)-(3) and 4(b)-(4), in GEORGIA's Form 10-K
                      for the year ended December 31, 1991, File No. 1-6468, as Exhibits 4(a)(2) and 4(a)(3), in Registration No.
                      33-48895 as Exhibits 4(b)-(2) and 4(b)-(3), in Form 8-K dated December 10, 1992, File No. 1-6468 as Exhibit
                      4(b), in Form 8-K dated June 17, 1993, File No. 1-6468, as Exhibit 4(b), in Form 8-K dated October 20, 1993,
                      File No. 1-6468, as Exhibit 4(b) and in GEORGIA's Form 10-K for the year ended December 31, 1997, File No.
                      1-6468, as Exhibit 3(c)2.)

         * (c)  2   - Amendment to Charter of GEORGIA dated February 16, 2001.

         * (c)  3   - By-laws of GEORGIA as amended effective November 15, 2000, and as presently in effect.


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

         * (d)  2   - Amendment to Articles of Incorporation of GULF dated February 9, 2001.

         * (d)  3   - By-laws of GULF as amended effective July 28, 2000, and as presently in effect.


         MISSISSIPPI

           (e)  1   - Articles of Incorporation of MISSISSIPPI, articles of merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through December 31, 1997. (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987,
                      File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form 8-K dated
                      August 5, 1992, File No. 0-6849, as Exhibits 4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File No.
                      0-6849, as Exhibit 4(b)-3, in Form 8-K dated August 18, 1993, File No. 0-6849, as Exhibit 4(b)-3 and in
                      MISSISSIPPI's Form 10-K for the year ended December 31, 1997, File No. 0-6849, as Exhibit 3(e)2.)





         * (e)  2   - Amendment to Articles of Incorporation of MISSISSIPPI dated March 8, 2001.

           (e)  3   - By-laws of MISSISSIPPI as amended effective April 2, 1996, and as presently in effect.  (Designated in Form
                      U5S for 1995, File No. 30-222-2, as Exhibit B-10.)

         SAVANNAH

           (f)  1   - Charter of SAVANNAH and amendments thereto through December 2, 1998.  (Designated in Registration Nos.
                      33-25183 as Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2), in Form 8-K dated November 9, 1993, File No.
                      1-5072, as Exhibit 4(b) and in SAVANNAH's Form 10-K for the year ended December 31, 1998, as Exhibit 3(f)2.)

         * (f)  2   - By-laws of SAVANNAH as amended effective May 17, 2000, and as presently in effect.


(4)   Instruments Describing Rights of Security Holders, Including Indentures

         SOUTHERN

           (a)  1   -  Subordinated Note Indenture dated as of February 1, 1997, among  SOUTHERN, Southern Company Capital Funding,
                       Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto dated as of February 4,
                       1997.  (Designated in Registration Nos. 333-28349 as Exhibits 4.1 and 4.2 and 333-28355 as Exhibit 4.2.)

           (a)  2   -  Subordinated Note Indenture dated as of June 1, 1997, among SOUTHERN, Southern Company Capital Funding, Inc.
                       and Bankers Trust Company, as Trustee, and indentures supplemental thereto through that dated as of December
                       23, 1998.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as
                       Exhibit (4)(a)2, in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit 4.2 and in Form 8-K dated
                       December 18, 1998, File No. 1-3526, as Exhibit 4.4.)

           (a)  3   -  Amended and Restated Trust Agreement of Southern Company Capital Trust I dated as of February 1, 1997.
                       (Designated in Registration No. 333-28349 as Exhibit 4.6)

           (a)  4   -  Amended and Restated Trust Agreement of Southern Company Capital Trust II dated as of February 1, 1997.
                       (Designated in Registration No. 333-28355 as Exhibit 4.6)

           (a)  5   -  Amended and Restated Trust Agreement of Southern Company Capital Trust III dated as of June 1, 1997.
                       (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit
                       (4)(a)5.)

           (a)  6   -  Amended and Restated Trust Agreement of Southern Company Capital Trust IV dated as of June 1, 1998.
                       (Designated in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit 4.5.)




           (a)  7   -  Amended and Restated Trust Agreement of Southern Company Capital Trust V dated as of December 1, 1998.
                       (Designated in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.7A.)

           (a)  8   -  Capital Securities Guarantee Agreement relating to Southern Company Capital Trust I dated as of February 1,
                       1997. (Designated in Registration No. 333-28349 as Exhibit 4.10)

           (a)  9   -  Capital Securities Guarantee Agreement relating to Southern Company Capital Trust II dated as of February 1,
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


         ALABAMA

           (b)  1   -  Indenture dated as of January 1, 1942, between ALABAMA and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto through that dated as of December 1, 1994.  (Designated in
                       Registration Nos. 2-59843 as Exhibit 2(a)-2, 2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716 as Exhibit 2(c),
                       2-67574 as Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2,
                       2-73727 as Exhibit 4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083 as Exhibit 4(a)-2, 33-22090 as Exhibit 4(a)-2,
                       in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as Exhibit 4(c), in
                       Registration Nos. 33-43917 as Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as Exhibit 4(a)-2,
                       33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form
                       8-K dated February 17, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No.
                       1-3164, as Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K
                       dated June 24, 1993, File No. 1-3164, as Exhibit 4, in Certificate of Notification, File No. 70-8069, as
                       Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(b), in Certificate of
                       Notification, File No. 70-8069, as Exhibits A and B, in Certificate of Notification, File No. 70-8069, as
                       Exhibit A, in Certificate of Notification, File No. 70-8069, as Exhibit A and in Form 8-K dated November 30,
                       1994, File No. 1-3164, as Exhibit 4.)



           (b)  2   -  Subordinated Note Indenture dated as of January 1, 1996, between ALABAMA and The Chase Manhattan Bank
                       (formerly Chemical Bank), as Trustee, and indenture supplemental thereto dated as of January 1, 1996.
                       (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

           (b)  3   -  Subordinated Note Indenture dated as of January 1, 1997, between ALABAMA and The Chase Manhattan Bank, as
                       Trustee, and indentures supplemental thereto through that dated as of February 25, 1999.  (Designated in Form
                       8-K dated January 9, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2 and in Form 8-K dated February 18, 1999,
                       File No. 3164, as Exhibit 4.2.)

           (b)  4   -  Senior Note Indenture dated as of December 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated May 18, 2000.  (Designated in Form 8-K dated December
                       4, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2, in Form 8-K dated February 20, 1998, File No. 1-3164, as
                       Exhibit 4.2, in Form 8-K dated April 17, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 11,
                       1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 8, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 16, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 7, 1998,
                       File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 28, 1998, File No. 1-3164, as Exhibit 4.2, in Form
                       8-K dated November 12, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 19, 1999, File No.
                       1-3164, as Exhibit 4.2, in Form 8-K dated August 13, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated
                       September 21, 1999, File No. 1-3164, as Exhibit 4.2 and in Form 8-K dated May 11, 2000, File No. 1-3164, as
                       Exhibit 4.2.)

           (b)  5   -  Amended and Restated Trust Agreement of Alabama Power Capital Trust I dated as of January 1, 1996.
                       (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

           (b)  6   -  Amended and Restated Trust Agreement of Alabama Power Capital Trust II dated as of January 1, 1997.
                       (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.5.)

           (b)  7   -  Amended and Restated Trust Agreement of Alabama Power Capital Trust III dated as of February 1, 1999.
                       (Designated in Form 8-K dated February 18, 1999, File No. 1-3164, as Exhibit 4.5.)

           (b)  8   -  Guarantee Agreement relating to Alabama Power Capital Trust I dated as of January 1, 1996.  (Designated in
                       Certificate of Notification, File No. 70-8461, as Exhibit G.)

           (b)  9   -  Guarantee Agreement relating to Alabama Power Capital Trust II dated as of January 1, 1997. (Designated in
                       Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.8.)

           (b)  10  -  Guarantee Agreement relating to Alabama Power Capital Trust III dated as of February 1, 1999. (Designated in
                       Form 8-K dated February 18, 1999, File No. 1-3164, as Exhibit 4.8.)




         GEORGIA

           (c)  1   -  Indenture dated as of March 1, 1941, between GEORGIA and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures),
                       March 6, 1941 (139 indentures), March 1, 1946 (88 indentures) and December 1, 1947, through October 15,
                       1995.  (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116
                       as Exhibit 2(a)-3 and 2(a)-4, 2-62488 as Exhibit 2(a)-3, 2-63393 as Exhibit 2(a)-4, 2-63705 as Exhibit
                       2(a)-3, 2-68973 as Exhibit 2(a)-3, 2-70679 as Exhibit 4(a)-(2), 2-72324 as Exhibit 4(a)-2, 2-73987 as Exhibit
                       4(a)-(2), 2-77941 as Exhibits 4(a)-(2) and 4(a)-(3), 2-79336 as Exhibit 4(a)-(2), 2-81303 as Exhibit
                       4(a)-(2), 2-90105 as Exhibit 4(a)-(2), 33-5405 as Exhibit 4(a)-(2), 33-14367 as Exhibits 4(a)-(2) and
                       4(a)-(3), 33-22504 as Exhibits 4(a)-(2), 4(a)-(3) and 4(a)-(4), 33-32420 as Exhibit 4(a)-(2),  33-35683 as
                       Exhibit 4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                       4(a)(3), in Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibit 4(a)(5), in
                       Registration No. 33-48895 as Exhibit 4(a)-(2), in Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit
                       4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in Form
                       8-K dated September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated October 12, 1992, as
                       Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as Exhibit 4(a)-(3), in Registration No.
                       33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as Exhibit 4, in Certificate
                       of Notification, File No. 70-7832, as Exhibit M, in Certificate of Notification, File No. 70-7832, as Exhibit
                       C, in Certificate of Notification, File No. 70-7832, as Exhibits K and L, in Certificate of Notification,
                       File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in
                       Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No.
                       70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in GEORGIA's Form 10-K
                       for the year ended December 31, 1994, File No. 1-6468, as Exhibits 4(c)2 and 4(c)3, in Certificate of
                       Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C,
                       in Form 8-K dated May 17, 1995, File No. 1-6468, as Exhibit 4 and in GEORGIA's Form 10-K for the year ended
                       December 31, 1995, File No. 1-6468, as Exhibits 4(c)2, 4(c)3, 4(c)4, 4(c)5 and 4(c)6.)

           (c)  2   -  Subordinated Note Indenture dated as of August 1, 1996, between GEORGIA and The Chase Manhattan Bank, as
                       Trustee, and indentures supplemental thereto through January 1, 1997.  (Designated in Form 8-K dated August
                       21, 1996, File No. 1-6468, as Exhibits 4.1 and 4.2 and in Form 8-K dated January 9, 1997, File No. 1-6468, as
                       Exhibit 4.2.)

           (c)  3   -  Subordinated Note Indenture dated as of June 1, 1997, between GEORGIA and The Chase Manhattan Bank, as
                       Trustee, and indentures supplemental thereto through that dated as of February 25, 1999.  (Designated in
                       Certificate of Notification, File No. 70-8461, as Exhibits D and E and Form 8-K dated February 17, 1999, File
                       No. 1-6468, as Exhibit 4.4.)




           (c)  4   -  Senior Note Indenture dated as of January 1, 1998, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated as of February 23, 2001.  (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1 and 4.2, in Forms 8-K each dated November 19, 1998,
                       File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 3, 1999, File No. 1-6469 as Exhibit 4.2, in Form 8-K
                       dated February 15, 2000, File No. 1-6469 as Exhibit 4.2, in Form 8-K dated January 26, 2001, File No. 1-6469 as Exhibits 4.2(a) and 4.2(b) and in Form 8-K dated February 16, 2001, File No. 1-6469 as Exhibit 4.2.)

           (c)  5   -  Amended and Restated Trust Agreement of Georgia Power Capital Trust I dated as of August 1, 1996.
                       (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.5.)

           (c)  6   -  Amended and Restated Trust Agreement of Georgia Power Capital Trust II dated as of January 1, 1997.
                       (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.5.)

           (c)  7   -  Amended and Restated Trust Agreement of Georgia Power Capital Trust III dated as of June 1, 1997.
                       (Designated in Certificate of Notification, File No. 70-8461, as Exhibit C.)

           (c)  8   -  Amended and Restated Trust Agreement of Georgia Power Capital Trust IV dated as of February 1, 1999.
                       (Designated in Form 8-K dated February 17, 1999, as Exhibit 4.7-A)

           (c)  9   -  Guarantee Agreement relating to Georgia Power Capital Trust I dated as of August 1, 1996.  (Designated in
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

           (c)  12  -  Guarantee Agreement relating to Georgia Power Capital Trust IV dated as of February 1, 1999.  (Designated in
                       Form 8-K dated February 17, 1999, as Exhibit 4.11-A.)

      GULF

           (d)  1   -  Indenture dated as of September 1, 1941, between GULF and The Chase Manhattan Bank (formerly The Chase
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

           (d)  2   -  Subordinated Note Indenture dated as of January 1, 1997, between GULF and The Chase Manhattan Bank, as
                       Trustee, and indentures supplemental thereto through that dated as of January 1, 1998.  (Designated in Form
                       8-K dated January 27, 1997, File No. 0-2429, as Exhibits 4.1 and 4.2, in Form 8-K dated July 28, 1997, File
                       No. 0-2429, as Exhibit 4.2 and in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.2.)

           (d)  3   -  Senior Note Indenture dated as of January 1, 1998, between GULF and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of August 24, 1999.  (Designated in Form 8-K dated June 17, 1998,
                       File No. 0-2429, as Exhibits 4.1 and 4.2 and in Form 8-K dated August 17, 1999, File No. 0-2429, as Exhibit
                       4.2.)

           (d)  4   -  Amended and Restated Trust Agreement of Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.5.)

           (d)  5   -  Amended and Restated Trust Agreement of Gulf Power Capital Trust II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.5.)

           (d)  6   -  Guarantee Agreement relating to Gulf Power Capital Trust I dated as of January 1, 1997.  (Designated in Form
                       8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.8.)

           (d)  7   -  Guarantee Agreement relating to Gulf Power Capital Trust II dated as of January 1, 1998. (Designated in Form
                       8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.8.)


         MISSISSIPPI

           (e)  1   -  Indenture dated as of September 1, 1941, between MISSISSIPPI and Bankers Trust Company, as Successor Trustee,
                       and indentures supplemental thereto through December 1, 1995.  (Designated in Registration Nos. 2-4834 as
                       Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as Exhibit 2(b)-2, 2-71537 as Exhibit 4(a)-(2), 33-5414 as
                       Exhibit 4(a)-(2), 33-39833 as Exhibit 4(a)-2, in MISSISSIPPI's Form 10-K for the year ended December 31,
                       1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibit 4(a)-2, in Second Certificate of Notification, File No. 70-7941, as Exhibit I, in MISSISSIPPI's Form 8-K dated
                       February 26, 1993, File No. 0-6849, as Exhibit 4(a)-2, in Certificate of Notification, File No. 70-8127, as
                       Exhibit A, in Form 8-K dated June 22, 1993, File No. 0-6849, as Exhibit 1, in Certificate of Notification,
                       File No. 70-8127, as Exhibit A, in Form 8-K dated March 8, 1994, File No. 0-6849, as Exhibit 4, in
                       Certificate of Notification, File No. 70-8127, as Exhibit C and in Form 8-K dated December 5, 1995, File No.
                       0-6849, as Exhibit 4.)





           (e)  2   -  Senior Note Indenture dated as of May 1, 1998 between MISSISSIPPI and Bankers Trust Company, as Trustee and
                       indentures supplemental thereto through March 28, 2000. (Designated in Form 8-K dated May 14, 1998, File No.
                       0-6849, as Exhibits 4.1, 4.2(a) and 4.2(b) and in Form 8-K dated March 22, 2000, File No. 0-6849, as Exhibit
                       4.2.)

           (e)  3   -  Subordinated Note Indenture dated as of February 1, 1997, between MISSISSIPPI and Bankers Trust Company, as
                       Trustee, and indenture supplemental thereto dated as of February 1, 1997.  (Designated in Form 8-K dated
                       February 20, 1997, File No. 0-6849, as Exhibits 4.1 and 4.2.)

           (e)  4   -  Amended and Restated Trust Agreement of Mississippi Power Capital Trust I dated as of February 1, 1997.
                       (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.5.)

           (e)  5   -  Guarantee Agreement relating to Mississippi Power Capital Trust I dated as of February 1, 1997.  (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.8.)


         SAVANNAH

           (f)  1   -  Indenture dated as of March 1, 1945, between SAVANNAH and The Bank of New York, New York, as Trustee, and
                       indentures supplemental thereto through May 1, 1996.  (Designated in Registration Nos. 33-25183 as Exhibit
                       4(a)-(1), 33-41496 as Exhibit 4(a)-(2), 33-45757 as Exhibit 4(a)-(2), in SAVANNAH's Form 10-K for the year ended December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form 8-K dated July 8, 1992, File No. 1-5072, as Exhibit 4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2), in Form 8-K dated July 22, 1993, File
                       No. 1-5072, as Exhibit 4, in Form 8-K dated May 18, 1995, File No. 1-5072, as Exhibit 4 and in Form 8-K dated
                       May 23, 1996, File No. 1-5072, as Exhibit 4.)

           (f)  2   -  Senior Note Indenture dated as of March 1, 1998 between SAVANNAH and The Bank of New York, as Trustee and indenture supplemental thereto dated as of March 1, 1998.  (Designated in Form 8-K dated March 9, 1998, File
                       No. 1-5072, as Exhibits 4.1 and 4.2.)

           (f)  3   -  Subordinated Note Indenture dated as of December 1, 1998, between SAVANNAH and The Bank of New York, as
                       Trustee, and indenture supplemental thereto dated as of December 9, 1998.  (Designated in Form 8-K dated
                       December 3, 1998, File No. 1-5072, as Exhibit 4.3 and 4.4.)

           (f)  4   -  Amended and Restated Trust Agreement of Savannah Electric Capital Trust I dated as of December 1, 1998.
                       (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.7.)





           (f)  5   -  Guarantee Agreement relating to Savannah Electric Capital Trust I dated as of December 1, 1998.  (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.11.)


(10)     Material Contracts

         SOUTHERN

           (a)  1   -  Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                       SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN.  (Designated in
                       SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in
                       SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(3).)

           (a)  2   -  Service contract dated as of July 17, 1981, between SCS and Mirant.  (Designated in SOUTHERN's Form 10-K for
                       the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(2).)

           (a)  3   -  Service contract dated as of March 3, 1988, between SCS and SAVANNAH.  (Designated in SAVANNAH's Form 10-K
                       for the year ended December 31, 1987, File No. 1-5072, as Exhibit 10-p.)

           (a)  4   -  Service contract dated as of January 15, 1991, between SCS and Southern Nuclear. (Designated in SOUTHERN's
                       Form 10-K for the year ended December 31, 1991, File No. 1-3526, as Exhibit 10(a)(4).)

           (a)  5   -  Service contract dated as of December 12, 1994, between SCS and Mobile Energy Services Company, Inc.
                       (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit
                       10(a)58.)

         * (a)  6   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and
                       SCS.

           (a)  7   -  Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA.  (Designated in
                       Registration No. 2-59634 as Exhibit 5(c), in GEORGIA's Form 10-K for the year ended December 31, 1982, File
                       No. 1-6468, as Exhibit 10(d)(2) and in ALABAMA's Form 10-K for the year ended December 31, 1994, File No.
                       1-3164, as Exhibit 10(b)18.)

           (a)  8   -  Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton.  (Designated in
                       Registration No. 2-61116 as Exhibit 5(d).)

           (a)  9   -  Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC.  (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit (b)(1).)



          (a)  10  -  Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC.
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

           (a)         21  -  Nuclear  Operating  Agreement  between  Southern
                       Nuclear  and   GEORGIA   dated  as  of  July  1,  1993.
                       (Designated in SOUTHERN's  Form 10-K for the year ended
                       December  31,  1997,   File  No.  1-3526,   as  Exhibit
                       10(a)21.)
                                      E-11


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

           (a)  33  -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                       Exhibit 10(d).)

           (a)  34  -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(e).)

           (a)  35  -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988,
                       File No. 1-5072, as Exhibit 10(f).)

           (a)  36  -  Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement dated November 18,
                       1988, between OPC and GEORGIA.  (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File
                       No. 1-6468, as Exhibit 10(x).)

           (a)  37  -  Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement dated November 18, 1988, between OPC and GEORGIA.  (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as
                       Exhibit 10(y).)

           (a)  38  -  Purchase and Ownership Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric
                       Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC.  (Designated in Form
                       U-1, File No. 70-7609, as Exhibit B-1.)

           (a)  39  -  Operating Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric Generating Plant
                       Units One and Two dated November 18, 1988, between ALABAMA and AEC.  (Designated in Form U-1, File No.
                       70-7609, as Exhibit B-2.)




           (a)  40  -  Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment
                       No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI.  (Designated in MISSISSIPPI's Form 10-K
                       for the year ended December 31, 1981, File No. 0-6849, as Exhibit 10(f), in MISSISSIPPI's Form 10-K for the
                       year ended December 31, 1982, File No. 0-6849, as Exhibit 10(f)(2) and in MISSISSIPPI's Form 10-K for the
                       year ended December 31, 1983, File No. 0-6849, as Exhibit 10(f)(3).)

           (a)         41 - Long Term Transaction  Service  Agreement  between
                       GEORGIA  and  OPC  dated  as  of  February   26,  1999.
                       (Designated in SOUTHERN's  Form 10-K for the year ended
                       December  31,  1999,   File  No.  1-3526,   as  Exhibit
                       10(a)46.)

           (a)  42  -  Revised and Restated Coordination Services Agreement between and among GEORGIA, OPC and Georgia Systems
                       Operations Corporation dated as of September 10, 1997.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)48.)

           (a)  43  -  Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC,
                       MEAG and Dalton dated as of July 1, 1993.  (Designated in SOUTHERN's Form 10-K for the year ended December
                       31, 1993, File No. 1-3526, as Exhibit 10(a)49.)

           (a)  44  -  Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and
                       OPC dated as of November 12, 1990.  (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990,
                       File No. 1-6468, as Exhibit 10(ff).)

           (a)  45  -  Revised and Restated Integrated Transmission System Agreement between GEORGIA and Dalton dated as of December
                       7, 1990.  (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                       Exhibit 10(gg).)

           (a)  46  -  Revised and Restated Integrated Transmission System Agreement between GEORGIA and MEAG dated as of December
                       7, 1990.  (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                       Exhibit 10(hh).)

           (a)  47  -  Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS.
                       (Designated in SOUTHERN's  Form 10-K for the year ended
                       December  31,  1992,   File  No.  1-3526,   as  Exhibit
                       10(a)53.)

           (a)  48  -  Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF,
                       FP&L and JEA.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as
                       Exhibit 10(a)56.)

           (a)  49  -  Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993,
                       File No. 1-3526, as Exhibit 10(a)57.)




           (a)  50  -  Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15,
                       1992.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit
                       10(a)58.)

           (a)  51  -  Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of
                       December 23, 1991.  (Designated in Form U-1, File No. 70-7530, as Exhibit B-7.)

      #  * (a)  52  -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1, 2001.

           (a)  53  -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five. (Designated in SOUTHERN's Form 10-K for the year ended December 31,
                       1998, File No. 1-3526 as Exhibit 10(a)61 and in SOUTHERN's Form 10-K for the year ended December 31, 1999,
                       File No. 1-3526, as Exhibit 10(a)61.)

         * (a)  54  -  Amendment Number Six to The Southern Company Employee Savings Plan.

           (a)  55  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three. (Designated in SOUTHERN's Form 10-K for the year ended
                       December 31, 1998, File No. 1-3526 as Exhibit 10(a)62 and in SOUTHERN's Form 10-K for the year ended December
                       31, 1999, File No. 1-3526, as Exhibit 10(a)63.)

         * (a)  56  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.

         * (a)  57  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.

         * (a)  58  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.

      #  * (a)  59  -  The Deferred Compensation Plan for the Directors of The Southern Company, Amended and Restated effective
                       February 19, 2001.

      #    (a)  60  -  The Southern Company Outside Directors Pension Plan.  (Designated in SOUTHERN's Form 10-K for the year ended
                       December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

      #  * (a)  61  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.

      #    (a)  62  -  The Southern Company Outside Directors Stock Plan and First Amendment thereto.  (Designated in Registration
                       No. 33-54415 as Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No.
                       1-3526, as Exhibit 10(a)79.)



      #  * (a)  63  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.

      #  * (a)  64  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.

           (a)  65  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No.
                       1-3526, as Exhibit 10(a)83, in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as
                       Exhibit 10(a)79, in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit
                       10(a)71 and in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No. 1-3526, as Exhibit
                       10(a)72.)

         * (a)  66  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.

      #  * (a)  67  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1, 2000.

      #  * (a)  68  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.

      #    (a)  69  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No.
                       1-3526, as Exhibit 10(a)82, in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as
                       Exhibit 10(a)76 and in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No. 1-3526, as Exhibit
                       10(a)76.)

      #  * (a)  70  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.

      #  * (a)  71  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.

         * (a)  72  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000.

      #  * (a)  73  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.

      #    (a)  74  -  Deferred Compensation Agreement between SOUTHERN, GEORGIA and Henry Allen Franklin and First Amendment and
                       Assignment to SCS. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit 10(a)80 and in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No. 1-3526, as
                       Exhibit 10(a)84.)

      #    (a)  75  -  Deferred Compensation Agreement between SOUTHERN, Southern Nuclear and William G. Hairston III. (Designated
                       in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit 10(a)81.)


     #    (a)  76  -  Deferred Compensation Agreement between SOUTHERN, GEORGIA and Warren Y. Jobe. (Designated in SOUTHERN's Form
                       10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit 10(a)82.)

      #    (a)  77  -  Deferred Compensation Agreement between SOUTHERN, Southern Energy Resources, Inc. and Gale E. Klappa and
                       First Amendment and Assignment to SCS.  (Designated in SOUTHERN's Form 10-K for the year ended December 31,
                       1999, File No. 1-3526, as Exhibit 10(a)87.)

      #    (a)  78  -  Deferred Compensation Agreement between SOUTHERN, Southern Energy Resources, Inc. and S. Marce Fuller.
                       (Designated in SOUTHERN's  Form 10-K for the year ended
                       December  31,  1999,   File  No.  1-3526,   as  Exhibit
                       10(a)88.)

      #  * (a)  79  -  Amended and Restated Change in Control Agreement between SOUTHERN, GULF and Travis J. Bowden.

      #  * (a)  80  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and A. W. Dahlberg.

      #  * (a)  81  -  Amended and Restated Change in Control Agreement between SOUTHERN, MISSISSIPPI and Dwight H. Evans.

      #    (a)  82  -  Change in Control Agreement between SOUTHERN, ALABAMA and Banks Harry Farris. (Designated in SOUTHERN's Form
                       10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit 10(a)88.)

      #  * (a)  83  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and Henry Allen Franklin.

      #  * (a)  84  -  Amended and Restated Change in Control Agreement between SOUTHERN, Southern Nuclear and William G. Hairston,
                       III.

      #  * (a)  85  -  Amended and Restated Change in Control Agreement between SOUTHERN, ALABAMA and Elmer B. Harris.

      #  * (a)  86  -  Amended and Restated Change in Control Agreement between SOUTHERN, SAVANNAH and G. Edison Holland, Jr.

      #  * (a)  87  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and C. Alan Martin.

      #  * (a)  88  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and Charles Douglas McCrary.

      #  * (a)  89  -  Amended and Restated Change in Control Agreement between SOUTHERN, GEORGIA and David M. Ratcliffe.

      #  * (a)  90  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and Stephen A. Wakefield.




      #  * (a)  91  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and W. Lawrence Westbrook.

      #  * (a)  92  -  Amended and Restated Change in Control Agreement between SOUTHERN, SCS and Gale E. Klappa.

      #    (a)  93  -  Change in Control Agreement between SOUTHERN, Southern Energy Resources, Inc. and S. Marce Fuller and First
                       Amendment thereto.  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No.
                       1-3526, as Exhibit 10(a)103.)

      #  * (a)  94  -  Deferred Compensation Agreement between SOUTHERN and William L. Westbrook.

      #  * (a)  95  -  Deferred Compensation Agreement between SOUTHERN and Alfred W. Dahlberg, III.

      #  * (a)  96  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.

      #  * (a)  97  -  Change in Control Agreement between SOUTHERN, SCS and Robert H. Haubein, Jr..

      #  * (a)  98  -  Deferred Compensation Agreement between SOUTHERN, SCS and Stephen A. Wakefield.

      #  * (a)  99  -  Deferred Compensation Agreement between SOUTHERN and Wayne T. Dalke.

      #  * (a)  100 -  Master Separation and Distribution Agreement dated as of September 1, 2000 between SOUTHERN and Mirant.

      #  * (a)  101 -  Indemnification and Insurance Matters Agreement dated as of September 1, 2000 between SOUTHERN and Mirant.

      #  * (a)  102 -  Tax Indemnification Agreement dated as of September 1, 2000 among SOUTHERN and its affiliated companies and
                       Mirant and its affiliated companies.

      #  * (a)  103 -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.

      #  * (a)  104 -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.

      #  * (a)  105 -  Deferred Cash Compensation  Trust Agreement
                       for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Wachovia Bank, N.A,
                       SOUTHERN,  ALABAMA,  GEORGIA,  GULF,  MISSISSIPPI,  and
                       SAVANNAH.



         ALABAMA

           (b)  1   -  Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                       SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN.  See Exhibit 10(a)1 herein.

         * (b)  2   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and
                       SCS.  See Exhibit 10(a)6 herein.

           (b)  3   -  Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA.  See Exhibit 10(a)7 herein.

           (b)  4   -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS.  See Exhibit 10(a)33 herein.

           (b)  5   -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  See Exhibit 10(a)34 herein.

           (b)  6   -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

           (b)  7   -  Firm Power Purchase Contract between ALABAMA and AMEA.  (Designated in Certificate of Notification, File No.
                       70-7212, as Exhibit B.)

           (b)  8   -  1991 Firm Power Purchase Contract between ALABAMA and AMEA.  (Designated in Form U-1, File No. 70-7873, as
                       Exhibit B-1.)

           (b)  9   -  Purchase and Ownership Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric
                       Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC.  See Exhibit 10(a)38 herein.

           (b)  10  -  Operating Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric Generating Plant
                       Units One and Two dated November 18, 1988, between ALABAMA and AEC.  See Exhibit 10(a)39 herein.

           (b)  11  -  Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS.  See
                       Exhibit 10(a)47 herein.

           (b)  12  -  Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of
                       December 23, 1991.  See Exhibit 10(a)51 herein.

      #  * (b)  13  -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1,
                       2001.  See Exhibit 10(a)52 herein.

           (b)  14  -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five.  See Exhibit 10(a)53 herein.





         * (b)  15 -   Amendment Number Six to The Southern Company Employee Savings Plan. See Exhibit 10(a)54 herein.

           (b)  16  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three.  See Exhibit 10(a)55 herein.

         * (b)  17  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.  See Exhibit 10(a)56 herein.

         * (b)  18  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)57 herein.

         * (b)  19  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.  See Exhibit 10(a)58 herein.

      #  * (b)  20  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.  See
                       Exhibit 10(a)61 herein.

      #    (b)  21  -  The Southern Company Outside Directors Pension Plan.  See Exhibit 10(a)60 herein.

      #  * (b)  22  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.  See Exhibit 10(a)63 herein.

           (b)  23  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  See Exhibit 10(a)65 herein.

         * (b)  24  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.  See Exhibit 10(a)66
                       herein.

      #  * (b)  25  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)67 herein.

      #  * (b)  26  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)68 herein.

      #  * (b)  27  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.  See
                       Exhibit 10(a)64 herein.

      #    (b)  28  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  See Exhibit 10(a)69 herein.

      #  * (b)  29  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.  See Exhibit 10(a)70 herein.

      #  * (b)  30  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)71 herein.



         * (b)  31  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit
                       10(a)72 herein.

      #    (b)  32  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)73 herein.

      #    (b)  33  -  Change in Control Agreement between SOUTHERN, ALABAMA and Banks Harry Farris.  See Exhibit 10(a)82 herein.

      #  * (b)  34  -  Amended and Restated Change in Control Agreement between SOUTHERN, ALABAMA and Elmer B. Harris.  See Exhibit
                       10(a)85 herein.

      #    (b)  35  -  Supplemental Pension Agreement between ALABAMA, GULF and Travis J. Bowden. (Designated in ALABAMA's Form 10-K
                       for the year ended December 31, 1998, File No. 1-3164, as Exhibit 10(b)40.)

      #  * (b)  36  -  Deferred Compensation Plan for Directors of Alabama Power Company, Amended and Restated as of
                       January 1, 2000.

      #  * (b)  37  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.  See Exhibit
                       10(a)96 herein.

      #  * (b)  38  -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.  See Exhibit 10(a)103 herein.

      #  * (b)  39  -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.  See Exhibit
                       10(b) 104 herein.

      #  * (b)  40  -  Deferred Cash Compensation Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of
                       January 1, 2000, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.
                       See Exhibit 10(a)105 herein.

         GEORGIA

           (c)  1   -  Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                       SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN.  See Exhibit 10(a)1 herein.

         * (c)  2   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC  and
                       SCS.  See Exhibit 10(a)6 herein.

           (c)  3   -  Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA.  See Exhibit 10(a)7 herein.

           (c)  4   -  Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton.  See Exhibit
                       10(a)8 herein.


           (c)  5   -  Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC.  See Exhibit 10(a)9 herein.

           (c)  6   -  Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC.  See
                       Exhibit 10(a)10 herein.

           (c)  7   -  Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC.  See Exhibit 10(a)11 herein.

           (c)  8   -  Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC.  See Exhibit 10(a)12 herein.

           (c)  9   -  Plant Hal Wansley Operating Agreement dated as of March 26, 1976, between GEORGIA and OPC.  See Exhibit
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

           (c)  29  -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS.  See Exhibit 10(a)33 herein.

           (c)  30  -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  See Exhibit 10(a)34 herein.

           (c)  31  -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

           (c)  32  -  Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement dated November 18,
                       1988, between OPC and GEORGIA.  See Exhibit 10(a)36 herein.



           (c)  33  -  Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement dated November 18, 1988, between OPC and GEORGIA.  See Exhibit 10(a)37 herein.

           (c)  34  -  Long Term Transaction Service Agreement between GEORGIA and OPC dated as of February 26, 1999.  See Exhibit
                       10(a)41 herein.

           (c)  35  -  Revised  and  Restated   Coordination   Services
                       Agreement  between and among  GEORGIA,  OPC and Georgia
                       Systems  Operations  Corporation  dated as of September
                       10, 1997. See Exhibit 10(a)42 herein.

           (c)  36  -  Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC,
                       MEAG and Dalton dated as of July 1, 1993.  See Exhibit 10(a)43 herein.

           (c)  37  -  Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and
                       OPC dated as of November 12, 1990.  See Exhibit 10(a)44 herein.

           (c)  38  -  Revised and Restated Integrated Transmission System Agreement between GEORGIA and Dalton dated as of December
                       7, 1990.  See Exhibit 10(a)45 herein.

           (c)  39  -  Revised and Restated Integrated Transmission System Agreement between GEORGIA and MEAG dated as of December
                       7, 1990.  See Exhibit 10(a)46 herein.

           (c)  40  -  Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF,
                       FP&L and JEA.  See Exhibit 10(a)48 herein.

           (c)  41  -  Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992.  See Exhibit 10(a)49 herein.

           (c)  42  -  Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15,
                       1992.  See Exhibit 10(a)50 herein.

           (c)  43  -  Certificate of Limited Partnership of Georgia Power Capital.  (Designated in Certificate of Notification,
                       File No. 70-8461, as Exhibit B.)

           (c)  44  -  Amended and Restated Agreement of Limited Partnership of Georgia Power Capital, dated as of December 1,
                       1994.  (Designated in Certificate of Notification, File No. 70-8461, as Exhibit C.)

           (c)  45  -  Action of General Partner of Georgia Power Capital creating the Series A Preferred Securities.  (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

           (c)  46  -  Guarantee Agreement of GEORGIA dated as of December 1, 1994, for the benefit of the holders from time to time of the Series A Preferred Securities.  (Designated in Certificate of Notification, File No. 70-8461, as
                       Exhibit G.)



      #  * (c)  47  -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1,
                       2001.  See Exhibit 10(a)52 herein.

           (c)  48  -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five.  See Exhibit 10(a)53 herein.

         * (c)  49  -  Amendment Number Six to The Southern Company Employee Savings Plan.  See Exhibit 10(a)54 herein.

           (c)  50  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all
                       amendments thereto through Amendment Number Three.   See Exhibit 10(a)55 herein.

         * (c)  51  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.  See Exhibit 10(a)56 herein.

         * (c)  52  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)57 herein.

         * (c)  53  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.  See Exhibit 10(a)58 herein.

      #  * (c)  54  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.  See
                       Exhibit 10(a)61 herein.

      #    (c)  55  -  The Southern Company Outside Directors Pension Plan.  See Exhibit 10(a)60 herein.

      #  * (c)  56  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.  See Exhibit 10(a)63 herein.

           (c)  57  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  See Exhibit 10(a)65 herein.

         * (c)  58  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.  See Exhibit 10(a)66
                       herein.

      #  * (c)  59  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1, 2000. See Exhibit
                       10(a)67 herein.

      #  * (c)  60  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)68 herein.

      #  * (c)  61  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.  See
                       Exhibit 10(a)64 herein.

      #    (c)  62  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  See Exhibit 10(a)69 herein.




      #  * (c)  63  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.  See Exhibit 10(a)70 herein.

      #  * (c)  64  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)71 herein.

         * (c)  65  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)72 herein.

      #  * (c)  66  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)73 herein.

      #    (c)  67  -  Deferred Compensation Agreement between SOUTHERN, GEORGIA and Henry Allen Franklin and First Amendment and
                       Assignment to SCS.  See Exhibit 10(a)74 herein.

      #    (c)  68  -  Deferred Compensation Agreement between SOUTHERN, GEORGIA and Warren Y. Jobe.  See Exhibit 10(a)76 herein.

      #  * (c)  69  -  Amended and Restated Change in Control Agreement between SOUTHERN, GEORGIA and David M. Ratcliffe.  See
                       Exhibit 10(a)89 herein.

      #    (c)  70  -  Supplemental Pension Agreement between GEORGIA and Warren Y. Jobe.  (Designated in GEORGIA's Form 10-K for
                       the year ended December 31, 1998, File No. 1-6468, as Exhibit 10(c)77.)

      #  * (c)  71  -  Deferred Compensation Plan For Directors of Georgia Power Company, Amended and Restated Effective February
                       21, 2001.

      #  * (c)  72  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.  See Exhibit
                       10(a)96 herein.

      #  * (c)  73  -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.  See Exhibit 10(a)103 herein.

      #  * (c)  74  -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.  See Exhibit
                       10(a)104 herein.

      #  * (c)  75  -  Deferred Cash Compensation Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of
                       January 1, 2000, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.
                       See Exhibit 10 (a)105 herein.


         GULF

           (d)  1   -  Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                       SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN.  See Exhibit 10(a)1 herein.



         * (d)  2   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and
                       SCS.  See Exhibit 10(a)6 herein.

           (d)  3   -  Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1,
                       1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between
                       GEORGIA and GULF.  See Exhibit 10(a)29 herein.

           (d)  4   -  Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and
                       GULF.  See Exhibit 10(a)30 herein.

           (d)  5   -  Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF,
                       FP&L and JEA.  See Exhibit 10(a)48 herein.

           (d)  6   -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS.  See Exhibit 10(a)33 herein.

           (d)  7   -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  See Exhibit 10(a)34 herein.

           (d)  8   -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

           (d)  9   -  Agreement between GULF and AEC, effective August 1, 1985.  (Designated in GULF's Form 10-K for the year ended
                       December 31, 1985, File No. 0-2429, as Exhibit 10(g).)

      #  * (d)  10  -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1,
                       2000.  See Exhibit 10(a)52 herein.

           (d)  11  -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five.  See Exhibit 10(a)53 herein.

         * (d)  12  -  Amendment Number Six to The Southern Company Employee Savings Plan.  See Exhibit 10(a)54 herein.

           (d)  13  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three.  See Exhibit 10(a)55 herein.

         * (d)  14  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.  See Exhibit 10(a)56 herein.

         * (d)  15  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)57 herein.



         * (d)  16  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.  See Exhibit 10(a)58 herein.

      #  * (d)  17  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.  See
                       Exhibit 10(a)61 herein.

      #    (d)  18  -  The Southern Company Outside Directors Pension Plan.  See Exhibit 10(a)60 herein.

      #  * (d)  19  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.  See Exhibit 10(a)63 herein.

           (d)  20  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  See Exhibit 10(a)65 herein.

         * (d)  21  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.  See Exhibit 10(a)66
                       herein.

      #  * (d)  22  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)71 herein.

         * (d)  23  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)72 herein.

      #  * (d)  24  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)73 herein.

      #  * (d)  25  -  Amended and Restated Change in Control Agreement between SOUTHERN, GULF and Travis J. Bowden.  See Exhibit
                       10(a)79 herein.

      #  * (d)  26  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)67 herein.

      #  * (d)  27  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)68 herein.

      #  * (d)  28  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.  See
                       Exhibit 10(a)64 herein.

      #    (d)  29  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  See Exhibit 10(a)69 herein.

      #  * (d)  30  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.  See Exhibit 10(a)70 herein.

      #    (d)  31  -  Supplemental Pension Agreement between SAVANNAH, GULF and G. Edison Holland, Jr.  (Designated in GULF's Form
                       10-K for the year ended December 31, 1998, File No. 0-2429, as Exhibit 10(d)35.)




      #    (d)  32  -  Supplemental Pension Agreement between ALABAMA, GULF and Travis J. Bowden.  See Exhibit 10(b)35 herein.

      #  * (d)  33  -  Deferred Compensation Plan For Directors of Gulf Power Company, Amended and Restated Effective January 1,
                       2000 and First Amendment thereto.

      #  * (d)  34  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.  See Exhibit
                       10(a)96 herein.

      #  * (d)  35  -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.  See Exhibit 10(a)103 herein.

      #  * (d)  36  -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.  See Exhibit
                       10(a)104 herein.

      #  * (d)  37  -  Deferred Cash Compensation Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of
                       January 1, 2000, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.
                       See Exhibit 10(a)105 herein.

         MISSISSIPPI

           (e)  1   -  Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                       SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN.  See Exhibit 10(a)1 herein.

         * (e)  2   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and
                       SCS.  See Exhibit 10(a)6 herein.

           (e)  3   -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS.  See Exhibit 10(a)33 herein.

           (e)  4   -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  See Exhibit 10(a)34 herein.

           (e)  5   -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

           (e)  6   -  Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment
                       No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI.   See Exhibit 10(a)40 herein.

           (e)  7   -  Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA,  MISSISSIPPI and SCS.  See
                       Exhibit 10(a)47 herein.



      #  * (e)  8   -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1,
                       2001.  See Exhibit 10(a)52 herein.

           (e)  9   -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five.  See Exhibit 10(a)53 herein.

         * (e)  10  -  Amendment Number Six to The Southern Company Employee Savings Plan.  See Exhibit 10(a)54 herein.

           (e)  11  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three.  See Exhibit 10(a)55 herein.

         * (e)  12  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.  See Exhibit 10(a)56 herein.

           (e)  13  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)57 herein.

         * (e)  14  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.  See Exhibit 10(a)58 herein.

      #  * (e)  15  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.  See
                       Exhibit 10(a)61 herein.

      #    (e)  16  -  The Southern Company Outside Directors Pension Plan.  See Exhibit 10(a)60 herein.

      #  * (e)  17  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.  See Exhibit 10(a)63 herein.

           (e)  18  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  See Exhibit 10(a)65 herein.

         * (e)  19  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.  See Exhibit 10(a)66
                       herein.

      #  * (e)  20  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)71 herein.

         * (e)  21  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)72 herein.

      #  * (e)  22  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)73 herein.

      #  * (e)  23  -  Amended and Restated Change in Control Agreement between SOUTHERN, MISSISSIPPI and Dwight H. Evans.  See
                       Exhibit 10(a)81 herein.


      #  * (e)  24  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1,2000.  See Exhibit
                       10(a)67 herein.

      #  * (e)  25  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)68 herein.

      #  * (e)  26  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.  See
                       Exhibit 10(a)64 herein.

      #    (e)  27  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  See Exhibit 10(a)69 herein.

      #  * (e)  28  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.  See Exhibit 10(a)70 herein.

      #    (e)  29  -  Deferred Compensation Plan for Directors of Mississippi Power Company, Amended and Restated Effective January
                       1, 2000.  (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1999, File No. 0-6849, as
                       Exhibit 10(e)37.)

      #  * (e)  30  -  Amendment Number One to the Deferred Compensation Plan for Directors of Mississippi Power Company.

      #  * (e)  31  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.  See Exhibit
                       10(a)96 herein.

      #  * (e)  32  -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.  See Exhibit 10(a)103 herein.

      #  * (e)  33  -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.  See Exhibit
                       10(a)104 herein.

      #  * (e)  34  -  Deferred Cash Compensation Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of
                       January 1, 2000, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.
                       See Exhibit 10(a)105 herein.

         SAVANNAH

           (f)  1   -  Service contract dated as of March 3, 1988, between SCS and SAVANNAH.  See Exhibit 10(a)3 herein.

         * (f)  2   -  Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and
                       SCS.  See Exhibit 10(a)6 herein.

           (f)  3   -  Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH
                       and SCS.  See Exhibit 10(a)33 herein.



           (f)  4   -  Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                       SAVANNAH and SCS.  See Exhibit 10(a)34 herein.

           (f)  5   -  Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                       MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

           (f)  6   -  Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992.  See Exhibit 10(a)49 herein.

           (f)  7   -  Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992.
                       See Exhibit 10(a)50 herein.

      #  * (f)  8   -  The Southern Company Executive Productivity Improvement Plan, Amended and Restated effective January 1,
                       2000.  See Exhibit 10(a)52 herein.

           (f)  9   -  The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Five.  See Exhibit 10(a)53 herein.

         * (f)  10  -  Amendment Number Six to The Southern Company Employee Savings Plan.  See Exhibit 10(a)54 herein.

           (f)  11  -  The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 1997 and all amendments thereto through Amendment Number Three.  See Exhibit 10(a)55 herein.

         * (f)  12  -  Amendment Number Four to The Southern Company Employee Stock Ownership Plan.  See Exhibit 10(a)56 herein.

      #  * (f)  13  -  Supplemental Executive Retirement Plan of SAVANNAH, Amended and Restated effective October 26, 2000.

      #  * (f)  14  -  Deferred Compensation Plan for Key Employees of SAVANNAH, Amended and Restated effective October 26, 2000.

           (f)  15  -  The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)57 herein.

         * (f)  16  -  Southern Company Performance Pay Plan (Shareholder Approved) effective January 1, 2000.  See Exhibit 10(a)58 herein.

      #    (f)  17  -  The Southern Company Outside Directors Pension Plan.  See Exhibit 10(a)60 herein.

      #  * (f)  18  -  Deferred Compensation Plan for Directors of SAVANNAH, Amended and Restated effective October 26, 2000.

      #  * (f)  19  -  Outside Directors Stock Plan for Subsidiaries of The Southern Company, Amended and Restated effective January
                       1, 2000.  See Exhibit 10(a)63 herein.


           (f)  20  -  The Southern Company Pension Plan, effective as of January 1, 1997 and all amendments thereto through
                       Amendment Number Four.  See Exhibit 10(a)65 herein.

         * (f)  21  -  Amendment Number Five and Amendment Number Six to The Southern Company Pension Plan.  See Exhibit 10(a)66
                       herein.

      #  * (f)  22  -  The Southern Company Supplemental Benefit Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)76 herein.

         * (f)  23  -  Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000.  See Exhibit
                       10(a)72 herein.

      #  * (f)  24  -  Southern Company Executive Change in Control Severance Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)73 herein.

      #  * (f)  25  -  Amended and Restated Change in Control Agreement between SOUTHERN, SAVANNAH and G. Edison Holland, Jr.  See
                       Exhibit 10(a)86 herein.

      #  * (f)  26  -  The Southern Company Deferred Compensation Plan, Amended and Restated effective February 23, 2001.  See
                       Exhibit 10(a)61 herein.

      #  * (f)  27  -  The Southern Company Performance Stock Plan, Amended and Restated effective January 1, 2000.  See Exhibit
                       10(a)67 herein.

      #  * (f)  28  -  The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective July 10, 2000.
                       See Exhibit 10(a)68 herein.

      #  * (f)  29  -  The Southern Company Performance Dividend Plan, Amended and Restated effective December 11, 2000.  See
                       Exhibit 10(a)64 herein.

      #    (f)  30  -  The Southern Company Performance Sharing Plan effective January 1, 1997 and all amendments thereto through
                       Amendment Number Seven.  See Exhibit 10(a)69 herein.

      #  * (f)  31  -  Amendment Number Eight to The Southern Company Performance Sharing Plan.  See Exhibit 10(a)70 herein.

      #    (f)  32  -  Supplemental Pension Agreement between SAVANNAH, GULF and G. Edison Holland, Jr.  See Exhibit 10(d)31 herein.

      #  * (f)  33  -  Southern Company Change in Control Benefit Plan Determination Policy, effective July 10, 2000.  See Exhibit
                       10(a)96 herein.
      #  * (f)  34  -  Agreement for supplemental pension benefits between SAVANNAH and William Miles Greer.

      #  * (f)  35  -  Agreement crediting additional service between SAVANNAH and William Miles Greer.

      #  * (f)  36  -  Southern Company Deferred Compensation Trust Agreement dated as of January 1, 2001 between Wachovia Bank,
                       N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy
                       Solutions, Mirant and Southern Nuclear.  See Exhibit 10(a)103 herein.



      #  * (f)  37  -  Deferred Stock Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.  See Exhibit
                       10(a)104 herein.

      #  * (f)  38  -  Deferred Cash Compensation Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of
                       January 1, 2000, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI, and SAVANNAH.
                       See Exhibit 10(a)105 herein.

(21)     Subsidiaries of Registrants

         SOUTHERN

         * (a)      -  Subsidiaries of Registrant is contained herein at page IV-5.

         ALABAMA

         * (b)      -  Subsidiaries of Registrant is contained herein at page IV-5.

         GEORGIA

         * (c)      -  Subsidiaries of Registrant is contained herein at page IV-5.

         GULF

         * (d)      -  Subsidiaries of Registrant is contained herein at page IV-5.

         MISSISSIPPI

         * (e)      -  Subsidiaries of Registrant is contained herein at page IV-5.

         SAVANNAH

         * (f)      -  Subsidiaries of Registrant is contained herein at page IV-5.


(23)     Consents of Experts and Counsel

         SOUTHERN

         * (a)      -  The consent of Arthur Andersen LLP is contained herein at page IV-6.

         ALABAMA

         * (b)      -  The consent of Arthur Andersen LLP is contained herein at page IV-7.

         GEORGIA

         * (c)      -  The consent of Arthur Andersen LLP is contained herein at page IV-8.



         GULF

         * (d)      -  The consent of Arthur Andersen LLP is contained herein at page IV-9.

         MISSISSIPPI

         * (e)      -  The consent of Arthur Andersen LLP is contained herein at page IV-10.

         SAVANNAH

         * (f)      -  The consent of Arthur Andersen LLP is contained herein at page IV-11.

 (24)    Powers of Attorney and Resolutions

         SOUTHERN

         * (a)      -  Power of Attorney and resolution.

         ALABAMA

         * (b)      -  Power of Attorney and resolution.

         GEORGIA

         * (c)      -  Power of Attorney and resolution.

         GULF

         * (d)      -  Power of Attorney and resolution.

         MISSISSIPPI

         * (e)      -  Power of Attorney and resolution.

         SAVANNAH

         * (f)      -  Power of Attorney and resolution.

                                      E-35