Form 10-Q
period 2001-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 2001-05-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

 Commission        Registrant, State of Incorporation,      I.R.S. Employer
 File Number       Address and Telephone Number             Identification No.
-------------      -----------------------------------      ------------------

 1-3526            The Southern Company                        58-0690070
                   (A Delaware Corporation)
                   270 Peachtree Street, N.W.
                   Atlanta, Georgia 30303
                   (404) 506-5000

1-3164             Alabama Power Company                       63-0004250
                   (An Alabama Corporation)
                   600 North 18th Street
                   Birmingham, Alabama 35291
                   (205) 257-1000

1-6468             Georgia Power Company                       58-0257110
                   (A Georgia Corporation)
                   241 Ralph McGill Boulevard, N.E.
                   Atlanta, Georgia 30308
                   (404) 506-6526

0-2429             Gulf Power Company                          59-0276810
                   (A Maine Corporation)
                   One Energy Place
                   Pensacola, Florida 32520
                   (850) 444-6111

0-6849             Mississippi Power Company                   64-0205820
                   (A Mississippi Corporation)
                   2992 West Beach
                   Gulfport, Mississippi 39501
                   (228) 864-1211

1-5072             Savannah Electric and Power Company         58-0418070
                   (A Georgia Corporation)
                   600 East Bay Street
                   Savannah, Georgia 31401
                   (912) 644-7171
==================================== ========================================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                                Description of                    Shares Outstanding
Registrant                                      Common Stock                      at April 30, 2001
----------                                      ----------------                  ------------------
The Southern Company                            Par Value $5 Per Share            685,024,375
Alabama Power Company                           Par Value $40 Per Share             5,608,955
Georgia Power Company                           No Par Value                        7,761,500
Gulf Power Company                              No Par Value                          992,717
Mississippi Power Company                       Without Par Value                   1,121,000
Savannah Electric and Power Company             Par Value $5 Per Share             10,844,635

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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2001
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           18
                Condensed Statements of Cash Flows.................................................................           19
                Condensed Balance Sheets...........................................................................           20
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           22
             Georgia Power Company
                Condensed Statements of Income.....................................................................           26
                Condensed Statements of Cash Flows.................................................................           27
                Condensed Balance Sheets...........................................................................           28
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           30
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
             Gulf Power Company
                Condensed Statements of Income.....................................................................           36
                Condensed Statements of Cash Flows.................................................................           37
                Condensed Balance Sheets...........................................................................           38
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           40
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           45
                Condensed Statements of Cash Flows.................................................................           46
                Condensed Balance Sheets...........................................................................           47
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           49
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           53
                Condensed Statements of Cash Flows.................................................................           54
                Condensed Balance Sheets...........................................................................           55
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           57
             Notes to the Condensed Financial Statements...........................................................           60
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           16
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           65
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           65
         Signatures ...............................................................................................           66



                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 2000
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
Mirant......................................     Mirant Corporation (formerly Southern Energy Inc.)
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
SOUTHERN system.............................     SOUTHERN, integrated Southeast utilities and other subsidiaries


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

   This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain of the integrated Southeast utilities and the race discrimination litigation against certain of SOUTHERN's subsidiaries; the effects, extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options that may be pursued by SOUTHERN; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time with the SEC.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES


                                            THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                              For the Three Months
                                                                                                Ended March 31,
                                                                                               2001               2000
                                                                                      -------------------------------------
                                                                                                     (in thousands)
Operating Revenues:
Retail sales                                                                                $1,882,478          $1,782,708
Sales for resale                                                                               260,046             177,929
Other revenues                                                                                 126,994              90,966
                                                                                      -----------------  ------------------
Total operating revenues                                                                     2,269,518           2,051,603
                                                                                      -----------------  ------------------
Operating Expenses:
Operation --
  Fuel                                                                                         607,481             524,073
  Purchased power                                                                              114,026              74,429
  Other operations                                                                             405,865             387,363
Maintenance                                                                                    225,857             210,942
Depreciation and amortization                                                                  303,666             291,674
Taxes other than income taxes                                                                  137,309             135,179
                                                                                      -----------------  ------------------
Total operating expenses                                                                     1,794,204           1,623,660
                                                                                      -----------------  ------------------
Operating Income                                                                               475,314             427,943
Other Income:
Interest income                                                                                  5,455               8,967
Equity in earnings of unconsolidated subsidiaries                                               (2,697)             (5,778)
Other, net                                                                                       2,549              11,654
                                                                                      -----------------  ------------------
Earnings From Continuing Operations
 Before Interest and Income Taxes                                                              480,621             442,786
                                                                                      -----------------  ------------------
Interest and Other:
Interest expense, net                                                                          144,888             152,947
Distributions on capital and preferred securities of subsidiaries                               42,241              42,242
Preferred dividends of subsidiaries                                                              4,805               4,695
                                                                                      -----------------  ------------------
Total interest and other                                                                       191,934             199,884
                                                                                      -----------------  ------------------
Earnings From Continuing Operations Before Income Taxes                                        288,687             242,902
Income taxes                                                                                   109,945              91,747
                                                                                      -----------------  ------------------
Earnings From Continuing Operations Before Cumulative
 Effect of Accounting Change                                                                   178,742             151,155
Cumulative effect as of January 1, 2001 of accounting change -- less
 income taxes of $477 thousand                                                                     771                   -
                                                                                      -----------------  ------------------
Earnings From Continuing Operations                                                            179,513             151,155
Earnings from discontinued operations, net of income taxes of
 $91,752 thousand and $(30,237) thousand for 2001 and 2000, respectively                       140,032              94,289
                                                                                      -----------------  ------------------
Consolidated Net Income                                                                       $319,545            $245,444
                                                                                      =================  ==================
Common Stock Data:
Basic and diluted earnings per share of common stock --
 Earnings per share from continuing operations                                                   $0.26               $0.23
 Earnings per share from discontinued operations                                                 $0.21               $0.15
                                                                                      -----------------  ------------------
Consolidated Basic and Diluted Earnings Per Share                                                $0.47               $0.38
                                                                                      =================  ==================
 Average number of shares of common stock outstanding (in thousands)                           682,575             653,134
 Cash dividends paid per share of common stock                                                  $0.335              $0.335




                     The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                    2001              2000
                                                                                              ----------------- -----------------
                                                                                                         (in thousands)
Operating Activities:
Consolidated net income                                                                               $319,545          $245,444
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
   Less income from discontinued operations                                                            140,032            94,289
   Depreciation and amortization                                                                       327,793           355,889
   Deferred income taxes and investment tax credits                                                    (30,355)           (5,818)
   Equity in earnings of unconsolidated subsidiaries                                                     2,697             5,778
   Other, net                                                                                         (344,997)          (89,667)
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                  328,409           230,742
     Fossil fuel stock                                                                                (134,413)           (1,767)
     Materials and supplies                                                                                533            (9,897)
     Accounts payable                                                                                 (209,598)         (106,333)
     Other                                                                                               1,813          (235,021)
                                                                                              ----------------- -----------------
Net cash provided from operating activities of continuing operations                                   121,395           295,061
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (670,183)         (455,126)
Other                                                                                                  (76,900)          (99,292)
                                                                                              ----------------- -----------------
Net cash used for investing activities of continuing operations                                       (747,083)         (554,418)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              197,365           599,806
Proceeds --
  Other long-term debt                                                                                 458,582           420,737
  Common stock                                                                                          87,880                43
Redemptions --
  First mortgage bonds                                                                                (200,000)         (200,000)
  Other long-term debt                                                                                  (6,145)          (52,146)
  Preferred stock                                                                                            -              (279)
  Common stock repurchased                                                                                   -          (414,298)
Payment of common stock dividends                                                                     (228,320)         (220,557)
Other                                                                                                   (5,777)          (10,700)
                                                                                              ----------------- -----------------
Net cash provided from financing activities of continuing operations                                   303,585           122,606
                                                                                              ----------------- -----------------
Cash provided by discontinued operations                                                               302,668            69,765
                                                                                              ----------------- -----------------
Net Decrease in Cash and Cash Equivalents                                                              (19,435)          (66,986)
Cash and Cash Equivalents at Beginning of Year                                                         199,191           153,955
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Year                                                              $179,756           $86,969
                                                                                              ================= =================
Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                                $144,450          $169,384
  Income taxes (net of refunds)                                                                        ($4,069)           $3,126




                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At March 31,
                                                                                              2001            At December 31,
Assets                                                                                    (Unaudited)              2000
                                                                                       -------------------  -------------------
                                                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                                                       $ 179,756            $ 199,191
Special deposits                                                                                   10,258                5,895
Receivables, less accumulated provisions for uncollectible accounts
 of $25,143 thousand at March 31, 2001 and $21,799 thousand at December 31, 2000                1,019,388            1,311,457
Under recovered retail fuel clause revenue                                                        351,492              418,077
Fossil fuel stock, at average cost                                                                329,619              195,206
Materials and supplies, at average cost                                                           506,892              507,425
Other                                                                                             253,716              187,948
                                                                                       -------------------  -------------------
Total current assets                                                                            2,651,121            2,825,199
                                                                                       -------------------  -------------------
Property, Plant, and Equipment:
In service                                                                                     34,451,062           34,187,808
Less accumulated depreciation                                                                  14,525,469           14,348,763
                                                                                       -------------------  -------------------
                                                                                               19,925,593           19,839,045
Nuclear fuel, at amortized cost                                                                   196,809              214,620
Construction work in progress                                                                   1,917,697            1,568,737
                                                                                       -------------------  -------------------
Total property, plant, and equipment                                                           22,040,099           21,622,402
                                                                                       -------------------  -------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                                     670,355              689,561
Net assets of discontinued operations                                                           3,157,861            3,320,497
Leveraged leases                                                                                  610,864              595,952
Other                                                                                             219,004              165,332
                                                                                       -------------------  -------------------
Total other property and investments                                                            4,658,084            4,771,342
                                                                                       -------------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          951,018              956,673
Prepaid pension costs                                                                             528,906              498,279
Debt expense, being amortized                                                                      76,266               99,442
Premium on reacquired debt, being amortized                                                       275,148              280,239
Other                                                                                             346,395              308,082
                                                                                       -------------------  -------------------
Total deferred charges and other assets                                                         2,177,733            2,142,715
                                                                                       -------------------  -------------------

Total Assets                                                                                  $31,527,037          $31,361,658
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At March 31,
                                                                                              2001            At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)              2000
                                                                                       -------------------  -------------------
                                                                                                  (in thousands)
Current Liabilities:
Securities due within one year                                                                $   467,756           $   67,324
Notes payable                                                                                   1,877,008            1,679,643
Accounts payable                                                                                  632,840              870,032
Customer deposits                                                                                 143,468              139,798
Taxes accrued --
  Income taxes                                                                                    236,099               87,731
  Other                                                                                           119,173              208,143
Interest accrued                                                                                  186,832              120,770
Vacation pay accrued                                                                              118,158              118,710
Other                                                                                             340,886              444,600
                                                                                       -------------------  -------------------
Total current liabilities                                                                       4,122,220            3,736,751
                                                                                       -------------------  -------------------
Long-term debt                                                                                  7,695,096            7,842,491
                                                                                       -------------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                               4,074,455            4,074,265
Deferred credits related to income taxes                                                          540,061              551,259
Accumulated deferred investment tax credits                                                       656,135              663,579
Employee benefits provisions                                                                      492,704              478,414
Prepaid capacity revenues                                                                          52,634               58,377
Other                                                                                             716,713              651,805
                                                                                       -------------------  -------------------
Total deferred credits and other liabilities                                                    6,532,702            6,477,699
                                                                                       -------------------  -------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                                                2,246,250            2,246,250
                                                                                       -------------------  -------------------
Cumulative preferred stock of subsidiaries                                                        368,126              368,126
                                                                                       -------------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued   -- March 31, 2001:  700,622,308 shares;
            -- December 31, 2000:  700,622,308 shares                                           3,503,112            3,503,112
Paid-in capital                                                                                 3,168,454            3,153,461
Treasury, at cost -- March 31, 2001:  16,617,726 shares;
                  -- December 31, 2000:  19,464,122 shares                                       (465,288)            (544,515)
Retained earnings                                                                               4,763,406            4,671,881
Accumulated other comprehensive income                                                           (407,041)             (93,598)
                                                                                       -------------------  -------------------
Total common stockholders' equity                                                              10,562,643           10,690,341
                                                                                       -------------------  -------------------

Total Liabilities and Stockholders' Equity                                                    $31,527,037          $31,361,658
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



                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                -----------------------------------------
                                                                                       2001                  2000
                                                                                -----------------------------------------
                                                                                               (in thousands)

Consolidated net income                                                                   $319,545              $245,444
Other comprehensive income - continuing operations:
  Cumulative effect of accounting change                                                       466                     -
  Current period changes in fair value                                                       1,324                     -
  Related income tax benefits                                                                 (683)                    -
                                                                                -------------------    ------------------
Total other comprehensive income - continuing operations                                     1,107                     -
                                                                                -------------------    ------------------

Other comprehensive income - discontinued operations:
  Cumulative effect of accounting change, net of income tax                               (249,246)                    -
  Current period changes in fair value, net of income tax                                 (103,962)                    -
  Current period reclassifications to net income, net of income tax                         59,857                     -
  Foreign currency translation adjustments and other, net of income tax                    (21,199)               (2,918)
                                                                                -------------------    ------------------
Total other comprehensive income - discontinued operations                                (314,550)               (2,918)
                                                                                -------------------    ------------------

CONSOLIDATED COMPREHENSIVE INCOME                                                         $  6,102              $242,526
                                                                                ===================    ==================



                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                                     At March 31,
                                                                                         2001             At December 31,
                                                                                      (Unaudited)              2000
                                                                                  -------------------    ------------------
                                                                                               (in thousands)

Balance at beginning of period - continuing operations                                      $    249              $      -
Change in current period - continuing operations                                               1,107                   249
                                                                                  -------------------    ------------------
BALANCE AT END OF PERIOD - Continuing Operations                                               1,356                   249
                                                                                  -------------------    ------------------

Balance at beginning of period - discontinued operations                                     (93,847)              (92,395)
Change in current period - discontinued operations                                          (314,550)               (1,452)
                                                                                  -------------------    ------------------
BALANCE AT END OF PERIOD - Discontinued Operations                                          (408,397)              (93,847)
                                                                                  -------------------    ------------------

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                               ($407,041)             ($93,598)
                                                                                  ===================    ==================



                    The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                                                 11

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 2001 vs. FIRST QUARTER 2000

RESULTS OF OPERATIONS

Effective April 2, 2001, SOUTHERN completed a spin off of its remaining ownership of 272 million Mirant shares to SOUTHERN's shareholders in a tax free distribution. Shares from the spin off were distributed at a rate of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. As a result of the spin off, SOUTHERN's March 31, 2001 financial statements reflect Mirant as discontinued operations.

SOUTHERN is now focusing on three main businesses in the Southeast: its traditional business, represented by its five integrated Southeast utilities providing electric service in four states; a growing competitive generation business in the eight state "Super Southeast" region; and energy-related products and services for its retail customers.

Earnings

SOUTHERN's reported consolidated net income for the first quarter of 2001 was $320 million ($0.47 per share), compared to $245 million ($0.38 per share) for the corresponding period of 2000. Excluding Mirant's contributions, SOUTHERN's first quarter 2001 earnings from operations were $180 million ($0.26 per share), compared with $151 million ($0.23 per share) in the first quarter of 2000. The increase in earnings for the current quarter is primarily due to higher operating revenues partially offset by higher operating expenses.

Significant income statement items appropriate for discussion include the following:
                                                 Increase (Decrease)
                                           -------------------------------
                                                     First Quarter
                                           -------------------------------
                                             (in thousands)        %
Retail sales..........................          $99,770            5.6
Sales for resale......................           82,117           46.2
Other revenues........................           36,028           39.6
Fuel expense..........................           83,408           15.9
Purchased power expense...............           39,597           53.2
Maintenance expense...................           14,915            7.1

     Retail sales revenue. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $47 million in the first quarter of 2001 from the same period in 2000 due to a 0.9% increase in retail energy sales. Retail energy sales were higher during the current quarter due primarily to weather and growth in the number of customers served by the integrated Southeast utilities.

     Sales for resale. The increase in this first quarter of 2001 from the same period in 2000 reflects increased demand for energy by non-affiliates. Since this energy is usually sold at variable cost, these transactions do not have a significant impact on earnings. Wholesale energy sales from Plant Dahlberg which went into service in the second quarter of 2000 also contributed to the sales for resale revenue increase in the first quarter of 2001.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other revenues. During the first quarter of 2001, other revenues were higher than the amount recorded in the same period in 2000 due primarily to increased revenues from gas-fueled cogeneration steam facilities, higher revenues from transmission of electricity for others and pole attachment rentals and fuel clause adjustments. Revenues from cogeneration activities are generally offset by fuel expenses and do not have a significant impact on earnings. The fuel clause adjustments reflect the difference between recoverable costs and the amounts actually reflected in current rates; further, the recovery provisions generally equal related expenses and have no material effect on net income.

     Fuel expense. For the first quarter of 2001, fuel expenses increased from the same period in 2000 due primarily to increased generation from gas-fueled plants at a time of higher natural gas prices. Since energy expenses are usually offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power expense. This expense increased during the first quarter of 2001 from the same period in 2000 due primarily to higher costs associated with these purchases as well as increased demand related to the drought in GEORGIA's service area. Since energy expenses are usually offset by energy revenues, these expenses do not have a significant impact on earnings.

     Maintenance expense. These expenses increased in the first quarter of 2001 when compared to the same period in 2000 due primarily to scheduled work performed at steam generating, transmission and distribution facilities.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the integrated Southeast utilities to achieve energy sales growth while containing cost in a more competitive environment; and the profitability of the new competitive market-based wholesale generating facilities being added. For additional information relating to the other businesses, see Item 1 - BUSINESS - "Other Business" in the Form 10-K. Also, reference is made to Note (B) in the "Notes to the Condensed Financial Statements" herein for information relating to the spin off of Mirant.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K for information on EPA litigation.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B) through (L) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Adoption of New Accounting Standard

Effective January 1, 2001, SOUTHERN and its subsidiaries adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 2001 included $670 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details. Reference is made to SOUTHERN's Condensed Consolidated Statements of Comprehensive Income herein for information relating to other comprehensive income.

Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million of 6 5/8% Series First Mortgage Bonds due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness. In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. In May 2001, GEORGIA issued $90 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale will be used to redeem in June 2001 the $75 million outstanding principal amount of GEORGIA's 6.35% Series, First Mortgage Bonds due August 1, 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness.

     The market price of SOUTHERN's common stock at March 31, 2001 with Mirant was $35.09 per share and the book value was $15.37 per share, representing a market-to-book ratio of 228%, compared to $33.25, $15.69 and 212%, respectively, at the end of 2000. The dividend for the first quarter of 2001 was $0.335 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements and maturing debt, and environmental compliance efforts. Approximately $468 million will be required by March 31, 2002 for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 2001, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The integrated Southeast utilities plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 2001 approximately $180 million of cash and cash equivalents and approximately $5.1 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. SOUTHERN's integrated Southeast utilities may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the integrated Southeast utilities. At March 31, 2001, the SOUTHERN system had short-term notes payable outstanding of $1.9 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.


     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. Additional reference is made to Notes (C), (D) and (J) in the "Notes to the Condensed Financial Statements" contained herein for additional information regarding commodity-related marketing and price risk management activities.

                              ALABAMA POWER COMPANY


                                                         ALABAMA POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                               For the Three Months
                                                                                                 Ended March 31,
                                                                                              2001             2000
                                                                                         ---------------- ----------------
                                                                                                     (in thousands)
Operating Revenues:
Retail sales                                                                                    $634,772         $606,126
Sales for resale --
  Non-affiliates                                                                                 110,462           96,131
  Affiliates                                                                                      75,133           28,669
Other revenues                                                                                    29,635           15,251
                                                                                         ---------------- ----------------
Total operating revenues                                                                         850,002          746,177
                                                                                         ---------------- ----------------
Operating Expenses:
Operation --
  Fuel                                                                                           259,455          195,074
  Purchased power --
    Non-affiliates                                                                                34,309           18,872
    Affiliates                                                                                    35,986           26,865
  Other                                                                                          111,002          112,246
Maintenance                                                                                       76,360           76,834
Depreciation and amortization                                                                     95,517           90,472
Taxes other than income taxes                                                                     57,346           54,152
                                                                                         ---------------- ----------------
Total operating expenses                                                                         669,975          574,515
                                                                                         ---------------- ----------------
Operating Income                                                                                 180,027          171,662
Other Income:
Interest income                                                                                    3,486            5,926
Equity in earnings of unconsolidated subsidiaries                                                  1,055              859
Other, net                                                                                        (3,130)          (1,082)
                                                                                         ---------------- ----------------
Earnings Before Interest and Income Taxes                                                        181,438          177,365
                                                                                         ---------------- ----------------
Interest and Other:
Interest expense, net                                                                             57,821           58,908
Distributions on preferred securities of subsidiary                                                6,356            6,336
                                                                                         ---------------- ----------------
Total interest and other, net                                                                     64,177           65,244
                                                                                         ---------------- ----------------
Earnings Before Income Taxes                                                                     117,261          112,121
Income taxes                                                                                      43,610           40,641
                                                                                         ---------------- ----------------
Net Income Before Cumulative Effect of Accounting Change                                          73,651           71,480
Cumulative effect as of January 1, 2001 of accounting change -- less
   income taxes of $215 thousand                                                                     353                -
                                                                                         ---------------- ----------------
Net Income                                                                                        74,004           71,480
Dividends on Preferred Stock                                                                       4,052            3,968
                                                                                         ---------------- ----------------
Net Income After Dividends on Preferred Stock                                                    $69,952          $67,512
                                                                                         ================ ================







                 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                     ALABAMA POWER COMPANY
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                      2001              2000
                                                                                              ----------------- -----------------
                                                                                                          (in thousands)
Operating Activities:
Net income                                                                                             $74,004           $71,480
Adjustments to reconcile net income
 to net cash provided from operating activities --
    Depreciation and amortization                                                                      106,491           101,947
    Deferred income taxes and investment tax credits, net                                                2,656            (2,423)
    Other, net                                                                                         (33,180)          (22,451)
    Changes in certain current assets and liabilities --
     Receivables, net                                                                                  131,403            40,702
     Fossil fuel stock                                                                                 (31,782)           (8,814)
     Materials and supplies                                                                              4,602            (7,327)
     Accounts payable                                                                                 (135,845)          (48,113)
     Energy cost recovery, retail                                                                       30,624            23,037
     Other                                                                                             (22,531)          (17,973)
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            126,442           130,065
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (194,434)         (193,894)
Other                                                                                                    5,367            (2,365)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (189,067)         (196,259)
                                                                                              ----------------- -----------------
Financing Activities:
Increase in notes payable, net                                                                         164,996           274,871
Redemptions --
  First mortgage bonds                                                                                       -          (100,000)
  Other long-term debt                                                                                  (1,179)           (1,685)
Payment of preferred stock dividends                                                                    (3,699)           (4,028)
Payment of common stock dividends                                                                     (101,200)         (103,600)
Other                                                                                                      191               (20)
                                                                                              ----------------- -----------------
Net cash provided from financing activities                                                             59,109            65,538
                                                                                              ----------------- -----------------
Net Change in Cash and Cash Equivalents                                                                 (3,516)             (656)
Cash and Cash Equivalents at Beginning of Period                                                        14,247            19,475
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                             $10,731           $18,819
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                  $47,083           $50,316
 Income taxes (net of refunds)                                                                          $4,676              $529








              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                   (in thousands)
Current Assets:
Cash and cash equivalents                                                                 $    10,731            $     14,247
Receivables --
  Customer accounts receivable                                                                277,968                 337,870
  Under recovered retail fuel clause revenue                                                  207,193                 237,817
  Other accounts and notes receivable                                                          40,457                  60,315
  Affiliated companies                                                                         43,798                  95,704
  Accumulated provision for uncollectible accounts                                             (5,974)                 (6,237)
Fossil fuel stock, at average cost                                                             92,397                  60,615
Materials and supplies, at average cost                                                       173,697                 178,299
Other                                                                                          97,214                  52,624
                                                                                   -------------------    --------------------
Total current assets                                                                          937,481               1,031,254
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 12,557,523              12,431,575
Less accumulated provision for depreciation                                                 5,184,726               5,107,822
                                                                                   -------------------    --------------------
                                                                                            7,372,797               7,323,753
Nuclear fuel, at amortized cost                                                                87,922                  94,050
Construction work in progress                                                                 796,709                 744,974
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        8,257,428               8,162,777
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              39,922                  38,623
Nuclear decommissioning trusts                                                                304,840                 313,895
Other                                                                                          14,039                  13,612
                                                                                   -------------------    --------------------
Total other property and investments                                                          358,801                 366,130
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      344,826                 345,550
Prepaid pension costs                                                                         282,302                 268,259
Debt expense, being amortized                                                                   8,409                   8,758
Premium on reacquired debt, being amortized                                                    74,029                  76,020
Department of Energy assessments                                                               24,588                  24,588
Other                                                                                         104,345                  95,772
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                       838,499                 818,947
                                                                                   -------------------    --------------------

Total Assets                                                                              $10,392,209             $10,379,108
                                                                                   ===================    ====================





            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                              $     846               $     844
Notes payable                                                                                 446,339                 281,343
Accounts payable --
  Affiliated                                                                                  105,944                 124,534
  Other                                                                                        93,295                 209,205
Customer deposits                                                                              38,217                  36,814
Taxes accrued --
  Income taxes                                                                                111,109                  65,505
  Other                                                                                        37,329                  19,471
Interest accrued                                                                               46,188                  33,186
Vacation pay accrued                                                                           31,711                  31,711
Other                                                                                          51,097                  97,743
                                                                                   -------------------    --------------------
Total current liabilities                                                                     962,075                 900,356
                                                                                   -------------------    --------------------
Long-term debt                                                                              3,425,059               3,425,527
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           1,398,836               1,401,424
Deferred credits related to income taxes                                                      217,894                 222,485
Accumulated deferred investment tax credits                                                   246,516                 249,280
Employee benefits provisions                                                                   87,792                  84,816
Prepaid capacity revenues                                                                      52,634                  58,377
Other                                                                                         172,058                 176,559
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                2,175,730               2,192,941
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           347,000                 347,000
                                                                                   -------------------    --------------------
Cumulative preferred stock                                                                    317,512                 317,512
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized  - 6,000,000 shares
  Outstanding - 5,608,955 shares
  Par value                                                                                   224,358                 224,358
Paid-in capital                                                                             1,743,371               1,743,363
Premium on preferred stock                                                                         99                      99
Retained earnings                                                                           1,197,005               1,227,952
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           3,164,833               3,195,772
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $10,392,209             $10,379,108
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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 2001 was $70.0 million compared to $67.5 million for the corresponding period of 2000. The increase in first quarter 2001 earnings was primarily due to increased operating revenues which were partially offset by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                            -----------------------------------
                                                       First Quarter
                                            -----------------------------------
                                                (in thousands)          %
Retail sales...........................          $28,646                4.7
Sales for resale - non-affiliates......           14,331               14.9
Sales for resale - affiliates..........           46,464              162.1
Other revenues.........................           14,384               94.3
Fuel expense...........................           64,381               33.0
Purchased power - non-affiliates.......           15,437               81.8
Purchased power - affiliates...........            9,121               34.0

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $4.3 million or 1% during the first quarter of 2001 when compared to the same period in 2000. Energy sales to industrial customers decreased as a result of a slower economy during the first quarter of 2001; however, energy sales to residential and commercial customers increased due to colder weather.

     Sales for resale - non-affiliates. For the first quarter of 2001 these sales were higher when compared to the same period in 2000 due to increased demand for energy by non-affiliates. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. This increase in the first quarter of 2001 when compared to the same period in 2000 is primarily due to an increase in revenue from gas-fueled cogeneration steam facilities. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

     Fuel expense. Increased generation from gas-fueled plants at a time of increased natural gas prices resulted in higher fuel expense for the first quarter of 2001 when compared to the same period in 2000. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. Purchased power from non-affiliates increased for the first quarter of 2001 when compared to the corresponding period in 2000 due primarily to higher costs associated with these energy purchases. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (G) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

Adoption of New Accounting Standard

Effective January 1, 2001, ALABAMA adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 2001 included the addition of approximately $194 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. ALABAMA plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 2001 approximately $11 million of cash and cash equivalents, unused committed lines of credit of approximately $925 million (including $418 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of ALABAMA. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At March 31, 2001, ALABAMA had outstanding $300.7 million of commercial paper, $89.6 million of extendible commercial notes, and $56 million in notes payable to banks.

                              GEORGIA POWER COMPANY


                                                         GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                            2001             2000
                                                                                      ----------------- ----------------
                                                                                                  (in thousands)
Operating Revenues:
Retail sales                                                                                  $949,145         $909,028
Sales for resale --
  Non-affiliates                                                                                87,591           43,689
  Affiliates                                                                                    35,777           11,933
Other revenues                                                                                  35,516           26,989
                                                                                      ----------------- ----------------
Total operating revenues                                                                     1,108,029          991,639
                                                                                      ----------------- ----------------
Operating Expenses:
Operation --
  Fuel                                                                                         228,692          210,907
  Purchased power --
    Non-affiliates                                                                              54,105           43,110
    Affiliates                                                                                  79,295           47,740
  Other                                                                                        175,574          158,983
Maintenance                                                                                    106,665           98,133
Depreciation and amortization                                                                  164,249          157,767
Taxes other than income taxes                                                                   50,101           51,613
                                                                                      ----------------- ----------------
Total operating expenses                                                                       858,681          768,253
                                                                                      ----------------- ----------------
Operating Income                                                                               249,348          223,386
Other Income (Expense):
Interest income                                                                                    602              408
Equity in earnings of unconsolidated subsidiaries                                                1,009              853
Other, net                                                                                      (8,366)          (6,225)
                                                                                      ----------------- ----------------
Earnings Before Interest and Income Taxes                                                      242,593          218,422
                                                                                      ----------------- ----------------
Interest Charges and Other:
Interest expense, net                                                                           50,899           46,977
Distributions on preferred securities of subsidiaries                                           14,776           14,776
                                                                                      ----------------- ----------------
Total interest charges and other, net                                                           65,675           61,753
                                                                                      ----------------- ----------------
Earnings Before Income Taxes                                                                   176,918          156,669
Income taxes                                                                                    69,333           62,800
                                                                                      ----------------- ----------------
Net Income Before Cumulative Effect of Accounting Change                                       107,585           93,869
Cumulative effect as of January 1, 2001 of accounting change -- less
 income taxes of $162 thousand                                                                     257                -
                                                                                      ----------------- ----------------
Net Income                                                                                     107,842           93,869
Dividends on Preferred Stock                                                                       168              170
                                                                                      ----------------- ----------------
Net Income After Dividends on Preferred Stock                                                $ 107,674         $ 93,699
                                                                                      ================= ================




                  The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                    GEORGIA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2001            2000
                                                                                              --------------- ----------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                          $107,842          $93,869
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                     169,340          201,886
   Deferred income taxes and investment tax credits, net                                             (45,751)         (11,679)
   Other, net                                                                                          4,206           (7,996)
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                122,153           48,673
     Fossil fuel stock                                                                               (69,881)           7,412
     Materials and supplies                                                                           (2,975)          (1,361)
     Accounts payable                                                                               (117,678)         (65,168)
     Energy cost recovery, retail                                                                     38,874           (9,930)
     Other                                                                                            70,846           (3,060)
                                                                                              --------------- ----------------
Net cash provided from operating activities                                                          276,976          252,646
                                                                                              --------------- ----------------
Investing Activities:
Gross property additions                                                                            (385,544)        (212,360)
Other                                                                                                (24,444)         (74,899)
                                                                                              --------------- ----------------
Net cash used for investing activities                                                              (409,988)        (287,259)
                                                                                              --------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                           (170,727)         (50,097)
Proceeds --
  Other long-term debt                                                                               450,000          300,000
  Capital contributions from parent company                                                          200,000                -
Retirements --
  First mortgage bonds                                                                              (200,000)        (100,000)
  Preferred stock                                                                                          -             (279)
Payment of preferred stock dividends                                                                     (83)            (125)
Payment of common stock dividends                                                                   (134,500)        (136,500)
Other                                                                                                 (4,775)             (43)
                                                                                              --------------- ----------------
Net cash provided from financing activities                                                          139,915           12,956
                                                                                              --------------- ----------------
Net Change in Cash and Cash Equivalents                                                                6,903          (21,657)
Cash and Cash Equivalents at Beginning of Period                                                      29,370           34,660
                                                                                              --------------- ----------------
Cash and Cash Equivalents at End of Period                                                          $ 36,273         $ 13,003
                                                                                              =============== ================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $38,299          $56,096
 Income taxes (net of refunds)                                                                      ($13,135)          $1,604







            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                 (in thousands)
Current Assets:
Cash and cash equivalents                                                                    $ 36,273                $ 29,370
Receivables --
 Customer accounts receivable                                                                 385,245                 465,249
 Under recovered retail fuel clause revenue                                                    92,749                 131,623
 Other accounts and notes receivable                                                           96,714                 156,143
 Affiliated companies                                                                          21,088                  13,312
 Accumulated provision for uncollectible accounts                                              (9,250)                 (5,100)
Fossil fuel stock, at average cost                                                            169,344                  99,463
Materials and supplies, at average cost                                                       266,584                 263,609
Other                                                                                         129,882                  97,515
                                                                                   -------------------    --------------------
Total current assets                                                                        1,188,629               1,251,184
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 16,555,456              16,469,706
Less accumulated provision for depreciation                                                 6,974,952               6,914,512
                                                                                   -------------------    --------------------
                                                                                            9,580,504               9,555,194
Nuclear fuel, at amortized cost                                                               108,887                 120,570
Construction work in progress                                                                 917,921                 652,264
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                       10,607,312              10,328,028
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              26,440                  25,485
Nuclear decommissioning trusts                                                                365,515                 375,666
Other                                                                                          37,786                  33,829
                                                                                   -------------------    --------------------
Total other property and investments                                                          429,741                 434,980
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      560,491                 565,982
Prepaid pension costs                                                                         220,586                 205,113
Debt expense, being amortized                                                                  57,582                  53,748
Premium on reacquired debt, being amortized                                                   171,242                 173,610
Other                                                                                         114,557                 120,964
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                     1,124,458               1,119,417
                                                                                   -------------------    --------------------
Total Assets                                                                              $13,350,140             $13,133,609
                                                                                   ===================    ====================








            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                 (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 301,846                 $ 1,808
Notes payable and commercial paper                                                            533,112                 703,839
Accounts payable --
 Affiliated                                                                                    66,967                 117,168
 Other                                                                                        306,738                 397,550
Customer deposits                                                                              80,134                  78,540
Taxes accrued --
 Income taxes                                                                                 133,530                   5,151
 Other                                                                                         53,983                 137,511
Interest accrued                                                                               72,660                  47,244
Vacation pay accrued                                                                           39,501                  38,865
Other                                                                                         152,898                 153,400
                                                                                   -------------------    --------------------
Total current liabilities                                                                   1,741,369               1,681,076
                                                                                   -------------------    --------------------
Long-term debt                                                                              2,991,667               3,041,939
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           2,167,336               2,182,783
Deferred credits related to income taxes                                                      242,520                 247,067
Accumulated deferred investment tax credits                                                   348,582                 352,282
Employee benefits provisions                                                                  182,287                 177,444
Other                                                                                         449,050                 397,655
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                3,389,775               3,357,231
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           789,250                 789,250
                                                                                   -------------------    --------------------
Preferred stock                                                                                14,569                  14,569
                                                                                   -------------------    --------------------
Common Stockholder's Equity
Common stock, without par value--
 Authorized  - 15,000,000 shares
 Outstanding  -  7,761,500 shares                                                             344,250                 344,250
Paid-in capital                                                                             2,317,497               2,117,497
Premium on preferred stock                                                                         40                      40
Retained earnings                                                                           1,760,931               1,787,757
Accumulated other comprehensive income                                                            792                       -
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           4,423,510               4,249,544
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $13,350,140             $13,133,609
                                                                                   ===================    ====================






            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                  GEORGIA POWER COMPANY
                                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                        ----------------------------------
                                                                                            2001                2000
                                                                                        --------------      --------------
                                                                                                  (in thousands)

Net Income After Dividends on Preferred Stock                                                $107,674             $93,699
Other comprehensive income:
  Cumulative effect of accounting change                                                          466                   -
  Current period changes in fair value                                                            825                   -
  Related income tax benefits                                                                    (499)                  -
                                                                                        --------------      --------------
COMPREHENSIVE INCOME                                                                         $108,466             $93,699
                                                                                        ==============      ==============


                                                  GEORGIA POWER COMPANY
                            STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                                                         At March 31,      At December 31,
                                                                                            2001                2000
                                                                                        --------------      --------------
                                                                                                 (in thousands)

Balance at beginning of period                                                                   $  -                $  -
Change in current period                                                                          792                   -
                                                                                        --------------      --------------
BALANCE AT END OF PERIOD                                                                        $ 792                $  -
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000



RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter 2001 was $107.7 million compared to $93.7 million for the corresponding period in 2000. Earnings increased $14 million or 14.9% primarily due to increased operating revenues which were partially offset by increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                             -------------------------------
                                                     First Quarter
                                             -------------------------------
                                               (in thousands)        %
Retail sales............................          $40,117            4.4
Sales for resale -  non-affiliates......           43,902          100.5
Sales for resale - affiliates...........           23,844          199.8
Other revenues..........................            8,527           31.6
Fuel expense............................           17,785            8.4
Purchased power - non-affiliates........           10,995           25.5
Purchased power - affiliates............           31,555           66.1
Other operation expense.................           16,591           10.4
Maintenance expense.....................            8,532            8.7

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue in the first quarter of 2001 was higher compared to the same period in 2000 due primarily to increased energy sales to residential and commercial customers. Residential and commercial energy sales were up by 7.7% and 7.6%, respectively, due mainly to growth in the number of customers and weather.

     Sales for resale - non-affiliates. In the first quarter of 2001, these revenues increased compared to the same period in 2000 as a result of the higher demand for energy by non-affiliates. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost. These revenues also reflect sales from Plant Dahlberg which went into service in the second quarter of 2000.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. These revenues increased in the current quarter of 2001 when compared to the same period in 2000 due principally to higher revenues from transmission of electricity for others and pole attachment rentals.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. These expenses increased in the first quarter of 2001 when compared to the same period in 2000 due primarily to increased generation from fossil-fueled plants to meet higher energy demands. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. For the first quarter of 2001, power purchased from non-affiliates increased when compared to the same period in 2000 due primarily to increased demand for energy as well as the effect of the drought in GEORGIA's service area on hydro generation and increased prices for natural gas and oil. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Other operation expense. Other operation expense increased during the first quarter of 2001 when compared to the corresponding period in 2000 as a result of higher costs associated with uncollectible accounts and injuries and damages expenses.

     Maintenance expense. The increase in this expense for the first quarter of 2001 when compared to the same period in 2000 is primarily attributed to scheduled work performed at steam generating facilities and at transmission and distribution facilities.

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

     GEORGIA will file a general rate case on July 2, 2001, in response to which the Georgia PSC is expected to determine whether the current three-year rate order should be continued, modified or discontinued when it ends on December 31, 2001. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On April 12, 2001, GEORGIA filed a fuel cost recovery case with the Georgia PSC to increase the retail fuel rate. The purpose of the filing is to review the current fuel price and consider adjusting that price to be more reflective of current fuel market conditions and to collect the under recovery of prior costs. Georgia state law allows GEORGIA to recover all fuel costs. As of March 31, 2001, GEORGIA was under recovered by $92.7 million. The Georgia PSC is expected to decide the case on May 24, 2001.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K.

     Reference is made to Notes (C) through (I) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

Adoption of New Accounting Standard

Effective January 1, 2001, GEORGIA adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.


FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first three months of 2001 was the addition of approximately $385.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million of 6 5/8% Series First Mortgage Bonds due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness. In May 2001, GEORGIA issued $90 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale will be used to redeem in June 2001 the $75 million outstanding principal amount of GEORGIA's 6.35% Series, First Mortgage Bonds due August 1, 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 2001 approximately $36.3 million of cash and cash equivalents and approximately $1.765 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GEORGIA. At March 31, 2001, GEORGIA had outstanding $533.1 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY



                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                For the Three Months
                                                                                                   Ended March 31,
                                                                                                 2001           2000
                                                                                            ------------------------------
                                                                                                     (in thousands)
Operating Revenues:
Retail sales                                                                                      $125,563       $116,807
Sales for resale --
  Non-affiliates                                                                                    20,147         10,978
  Affiliates                                                                                         8,610          8,667
Other revenues                                                                                      10,709          2,046
                                                                                            --------------- --------------
Total operating revenues                                                                           165,029        138,498
                                                                                            --------------- --------------
Operating Expenses:
Operation --
  Fuel                                                                                              49,332         41,643
  Purchased power --
    Non-affiliates                                                                                   8,501          6,614
    Affiliates                                                                                      11,566          3,158
  Other                                                                                             27,226         27,188
Maintenance                                                                                         13,459         14,176
Depreciation and amortization                                                                       16,675         16,367
Taxes other than income taxes                                                                       13,485         13,345
                                                                                            --------------- --------------
Total operating expenses                                                                           140,244        122,491
                                                                                            --------------- --------------
Operating Income                                                                                    24,785         16,007
Other Income (Expense):
Interest income                                                                                        170            438
Other, net                                                                                            (799)          (504)
                                                                                            --------------- --------------
Earnings Before Interest and Income Taxes                                                           24,156         15,941
                                                                                            --------------- --------------
Interest and Other:
Interest expenses, net                                                                               6,273          7,068
Distributions on preferred securities of subsidiary                                                  1,550          1,550
                                                                                            --------------- --------------
Total interest charges and other, net                                                                7,823          8,618
                                                                                            --------------- --------------
Earnings Before Income Taxes                                                                        16,333          7,323
Income taxes                                                                                         6,151          2,616
                                                                                            --------------- --------------
Net Income Before Cumulative Effect of Accounting Change                                            10,182          4,707
Cumulative effect as of January 1, 2001 of accounting change -- less
 income taxes of $42 thousand                                                                           68              -
                                                                                            --------------- --------------
Net Income                                                                                          10,250          4,707
Dividends on Preferred Stock                                                                            54             54
                                                                                            --------------- --------------
Net Income After Dividends on Preferred Stock                                                      $10,196         $4,653
                                                                                            =============== ==============



                 The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                     GULF POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                                           $10,250           $4,707
Adjustments to reconcile net income
 to net cash provided from operating activities --
    Depreciation and amortization                                                                     17,636           17,342
    Deferred income taxes and investment tax credits, net                                               (269)          (3,587)
    Other, net                                                                                            87             (725)
    Changes in certain current assets and liabilities --
      Receivables, net                                                                                26,708           10,856
      Fossil fuel stock                                                                              (18,587)          (5,319)
      Materials and supplies                                                                            (225)             925
      Accounts payable                                                                               (18,470)            (782)
      Other                                                                                           (1,222)           7,185
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           15,908           30,602
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (46,419)         (18,605)
Other                                                                                                 (5,281)          (8,795)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (51,700)         (27,400)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            (23,000)          (2,500)
Proceeds --
  Capital contributions from parent company                                                            70,000                -
Retirements --
  Other long-term debt                                                                                   (71)             (20)
Payment of preferred stock dividends                                                                     (54)             (54)
Payment of common stock dividends                                                                    (13,500)         (14,600)
Other                                                                                                      -              (22)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                                33,375          (17,196)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                               (2,417)         (13,994)
Cash and Cash Equivalents at Beginning of Period                                                       4,381           15,753
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $1,964           $1,759
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $7,041           $9,762
 Income taxes (net of refunds)                                                                         2,499                -




              The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                     GULF POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 1,964                 $ 4,381
Receivables --
  Customer accounts receivable                                                                 50,674                  69,820
  Other accounts and notes receivable                                                           4,428                   2,179
  Affiliated companies                                                                          5,009                  15,026
  Accumulated provision for uncollectible accounts                                             (1,096)                 (1,302)
Fossil fuel stock, at average cost                                                             35,355                  16,768
Materials and supplies, at average cost                                                        29,258                  29,033
Regulatory clauses under recovery                                                               4,074                   2,112
Other                                                                                           7,845                   6,543
                                                                                   -------------------    --------------------
Total current assets                                                                          137,511                 144,560
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                  1,908,323               1,892,023
Less accumulated provision for depreciation                                                   879,725                 867,260
                                                                                   -------------------    --------------------
                                                                                            1,028,598               1,024,763
Construction work in progress                                                                  97,161                  71,008
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        1,125,759               1,095,771
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  6,589                   4,510
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       16,208                  15,963
Prepaid pension costs                                                                          24,923                  23,491
Debt expense, being amortized                                                                   2,353                   2,392
Premium on reacquired debt, being amortized                                                    15,498                  15,866
Other                                                                                          15,405                  12,943
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        74,387                  70,655
                                                                                   -------------------    --------------------
Total Assets                                                                               $1,344,246              $1,315,496
                                                                                   ===================    ====================





              The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                     GULF POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                 (in thousands)
Current Liabilities:
Notes payable                                                                                $ 20,000                $ 43,000
Accounts payable --
  Affiliated                                                                                   14,736                  17,558
  Other                                                                                        24,610                  38,153
Customer deposits                                                                              13,678                  13,474
Taxes accrued --
  Income taxes                                                                                  7,536                   3,864
  Other                                                                                         7,137                   8,749
Interest accrued                                                                                8,720                   8,324
Provision for rate refund                                                                       2,697                   7,203
Vacation pay accrued                                                                            4,512                   4,512
Regulatory clauses over recovery                                                                5,574                   6,848
Other                                                                                           2,535                   1,584
                                                                                   -------------------    --------------------
Total current liabilities                                                                     111,735                 153,269
                                                                                   -------------------    --------------------
Long-term debt                                                                                366,009                 365,993
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                             155,999                 155,074
Deferred credits related to income taxes                                                       37,300                  38,255
Accumulated deferred investment tax credits                                                    25,312                  25,792
Employee benefits provisions                                                                   35,536                  34,507
Other                                                                                          29,045                  25,992
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  283,192                 279,620
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                             85,000                  85,000
                                                                                   -------------------    --------------------
Preferred stock                                                                                 4,236                   4,236
                                                                                   -------------------    --------------------
Common Stockholder's Equity
Common stock, without par value--
 Authorized  - 992,717 shares
 Outstanding - 992,717 shares                                                                  38,060                  38,060
Paid-in capital                                                                               303,476                 233,476
Premium on preferred stock                                                                         12                      12
Retained earnings                                                                             152,526                 155,830
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             494,074                 427,378
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                 $1,344,246              $1,315,496
                                                                                   ===================    ====================





              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter of 2001 was $10.2 million compared to $4.7 million for the same period in 2000. GULF's earnings were up primarily due to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                  Increase (Decrease)
                                           -------------------------------
                                                     First Quarter
                                           -------------------------------
                                             (in thousands)        %
Retail sales..........................           $8,756            7.5
Sales for resale - non-affiliates.....            9,169           83.5
Other revenues........................            8,663            N/M
Fuel expense..........................            7,689           18.5
Purchased power - non-affiliates......            1,887           28.5
Purchased power - affiliates..........            8,408          266.2
-------------
N/M - Not meaningful

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased $6.5 million or 9.3% during the first quarter of 2001 when compared to the same period of 2000. The increase in retail sales revenue is related to increases in energy sales of 13.6%, 4.9% and 10.1% to residential, commercial and industrial customers, respectively. The primary reasons for the energy sales increase are colder weather in January, warmer weather in March, and growth in the number of customers served by GULF.

     Sales for resale - non-affiliates. During the first quarter of 2001, these revenues increased when compared to the same period in 2000 due primarily to increased unit power energy sales. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Other revenues. The increase for the first quarter of 2001 is primarily related to fuel clause adjustments made to other operating revenues to reflect the difference between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Fuel expense. For the first quarter of 2001, fuel expenses increased when compared to the same period in 2000 due mainly to increased generation to meet higher energy demand. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. The increase for the first quarter of 2001 when compared to the same period in 2000 is primarily attributed to an increase in capacity and energy purchases to meet the demand for energy. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Purchased power - affiliates. Purchases of energy from affiliates within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.


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

     In 1999, the Florida PSC approved GULF's plan to reduce its authorized rate of return, reduce retail base rates and share revenues with its customers. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Adoption of New Accounting Standard

Effective January 1, 2001, GULF adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 2001 included the addition of approximately $46.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GULF's Condensed Statements of Cash Flows for further details.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, GULF had at March 31, 2001 approximately $2.0 million of cash and cash equivalents and $52.5 million of unused committed lines of credit with banks in addition to $61.9 million of liquidity support for GULF's obligations with respect to variable rate pollution control bonds. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GULF. At March 31, 2001, GULF had short-term notes payable outstanding of $20 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                                                      MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                         2001            2000
                                                                                    ---------------- --------------
                                                                                                (in thousands)
Operating Revenues:
Retail sales                                                                               $114,579       $100,962
Sales for resale --
  Non-affiliates                                                                             40,288         26,562
  Affiliates                                                                                 11,988          4,581
Other revenues                                                                                4,457          2,600
                                                                                    ---------------- --------------
Total operating revenues                                                                    171,312        134,705
                                                                                    ---------------- --------------
Operating Expenses:
Operation --
  Fuel                                                                                       37,484         37,060
  Purchased power --
   Non-affiliates                                                                            14,623          4,008
   Affiliates                                                                                31,536         11,622
  Other                                                                                      26,369         26,731
Maintenance                                                                                  13,848         12,937
Depreciation and amortization                                                                11,916         11,713
Taxes other than income taxes                                                                11,921         12,041
                                                                                    ---------------- --------------
Total operating expenses                                                                    147,697        116,112
                                                                                    ---------------- --------------
Operating Income                                                                             23,615         18,593
Other Income:
Interest income                                                                                 144             99
Other, net                                                                                      207            354
                                                                                    ---------------- --------------
Earnings Before Interest and Income Taxes                                                    23,966         19,046
                                                                                     ---------------- --------------
Interest Expense and Other:
Interest expense, net                                                                         6,946          6,954
Distributions on preferred securities of subsidiary                                             678            699
                                                                                    ---------------- --------------
Total interest charges and other, net                                                         7,624          7,653
                                                                                    ---------------- --------------
Earnings Before Income Taxes                                                                 16,342         11,393
Income taxes                                                                                  6,124          4,168
                                                                                    ---------------- --------------
Net Income Before Cumulative Effect of Accounting Change                                     10,218          7,225
Cumulative effect as of January 1, 2001 of accounting change -- less
 income taxes of $43 thousand                                                                    70              -
                                                                                    ---------------- --------------
Net Income                                                                                   10,288          7,225
Dividends on Preferred Stock                                                                    531            503
                                                                                    ---------------- --------------
Net Income After Dividends on Preferred Stock                                                $9,757        $ 6,722
                                                                                    ================ ==============






              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                                  2001            2000
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                          $10,288          $7,225
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                     12,892          12,826
   Deferred income taxes and investment tax credits, net                                             (1,443)         (7,811)
   Other, net                                                                                        (5,331)         (1,402)
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                 6,568          18,649
     Fossil fuel stock                                                                              (13,020)          3,999
     Materials and supplies                                                                             133            (371)
     Accounts payable                                                                                (1,545)         (4,542)
     Other                                                                                          (15,268)        (11,490)
                                                                                              -------------- ---------------
Net cash provided from (used for) operating activities                                               (6,726)         17,083
                                                                                              -------------- ---------------
Investing Activities:
Gross property additions                                                                            (14,151)        (16,372)
Other                                                                                                (3,972)         (5,881)
                                                                                              -------------- ---------------
Net cash used for investing activities                                                              (18,123)        (22,253)
                                                                                              -------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            34,200         (30,500)
Proceeds --
  Other long-term debt                                                                                    -         100,000
Retirements --
  Other long-term debt                                                                                 (379)        (50,208)
Payment of preferred stock dividends                                                                   (531)           (503)
Payment of common stock dividends                                                                   (12,800)        (13,600)
                                                                                              -------------- ---------------
Net cash provided from financing activities                                                          20,490           5,189
                                                                                              -------------- ---------------
Net Change in Cash and Cash Equivalents                                                              (4,359)             19
Cash and Cash Equivalents at Beginning of Period                                                      7,531             173
                                                                                              -------------- ---------------
Cash and Cash Equivalents at End of Period                                                           $3,172            $192
                                                                                              ============== ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                               $5,785          $5,882
  Income taxes (net of refunds)                                                                      $1,472             $73





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2001              At December 31,
Assets                                                                               (Unaudited)               2000
                                                                                 --------------------   --------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $  3,172               $  7,531
Receivables --
  Customer accounts receivable                                                                40,823                 48,001
  Under recovered regulatory clauses                                                          23,687                 24,063
  Other accounts and notes receivable                                                         17,364                 21,843
  Affiliated companies                                                                        15,591                 10,071
  Accumulated provision for uncollectible accounts                                              (626)                  (571)
Fossil fuel stock, at average cost                                                            24,240                 11,220
Materials and supplies, at average cost                                                       21,561                 21,694
Other                                                                                         12,702                  8,320
                                                                                 --------------------   --------------------
Total current assets                                                                         158,514                152,172
                                                                                 --------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                 1,673,232              1,665,879
Less accumulated provision for depreciation                                                  662,174                652,891
                                                                                 --------------------   --------------------
                                                                                           1,011,058              1,012,988
Construction work in progress                                                                 64,131                 60,951
                                                                                 --------------------   --------------------
Total property, plant, and equipment                                                       1,075,189              1,073,939
                                                                                 --------------------   --------------------
Other Property and Investments                                                                 2,500                  2,268
                                                                                 --------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      13,764                 13,860
Prepaid pension costs                                                                          7,651                  6,724
Debt expense, being amortized                                                                  4,573                  4,628
Premium on reacquired debt, being amortized                                                    7,006                  7,168
Other                                                                                         22,007                 14,312
                                                                                 --------------------   --------------------
Total deferred charges and other assets                                                       55,001                 46,692
                                                                                 --------------------   --------------------
Total Assets                                                                              $1,291,204             $1,275,071
                                                                                 ====================   ====================





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                    At March 31,
                                                                                        2001              At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)               2000
                                                                                 --------------------   --------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                             $ 100,020                  $  20
Notes payable                                                                                 90,200                 56,000
Accounts payable --
  Affiliated                                                                                   5,222                 10,715
  Other                                                                                       49,654                 48,146
Customer deposits                                                                              5,572                  5,274
Taxes accrued --
  Income taxes                                                                                16,543                  8,769
  Other                                                                                       14,257                 36,799
Interest accrued                                                                               6,025                  4,482
Vacation pay accrued                                                                           5,701                  5,701
Other                                                                                          8,198                  7,003
                                                                                 --------------------   --------------------
Total current liabilities                                                                    301,392                182,909
                                                                                 --------------------   --------------------
Long-term debt                                                                               270,161                370,511
                                                                                 --------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            139,882                139,909
Deferred credits related to income taxes                                                      24,937                 25,603
Accumulated deferred investment tax credits                                                   23,178                 23,481
Employee benefits provisions                                                                  35,093                 34,671
Workforce reduction plan                                                                       9,359                  9,734
Other                                                                                         18,538                 16,546
                                                                                 --------------------   --------------------
Total deferred credits and other liabilities                                                 250,987                249,944
                                                                                 --------------------   --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding company junior
 subordinated notes                                                                           35,000                 35,000
                                                                                 --------------------   --------------------
Preferred stock                                                                               31,809                 31,809
                                                                                 --------------------   --------------------
Common Stockholder's Equity
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
  Par value                                                                                   37,691                 37,691
  Paid-in capital                                                                            194,160                194,161
  Premium on preferred stock                                                                     326                    326
Retained earnings                                                                            169,678                172,720
                                                                                 --------------------   --------------------
Total common stockholder's equity                                                            401,855                404,898
                                                                                 --------------------   --------------------

Total Liabilities and Stockholder's Equity                                                $1,291,204             $1,275,071
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 2001 was $9.8 million, compared to $6.7 million for the corresponding period of 2000. Earnings increased in the first quarter of 2001 when compared to the same period in 2000 due primarily to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                             -------------------------------
                                                      First Quarter
                                             -------------------------------
                                               (in thousands)        %
Retail sales............................          $13,617           13.5
Sales for resale - non-affiliates.......           13,726           51.7
Sales for resale - affiliates...........            7,407          161.7
Other revenues..........................            1,857           71.4
Purchased power - non-affiliates........           10,615          264.8
Purchased power - affiliates............           19,914          171.3


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $0.9 million or 1.4% during the current quarter of 2001 when compared to the corresponding period in 2000 due primarily to increased energy sales to residential customers. Energy sales to residential customers during the first quarter of 2001 increased due mainly to weather.

     Sales for resale - non-affiliates. The increase in sales for resale to non-affiliates during the first quarter of 2001, as compared to the same period in 2000, is primarily due to increased demand for energy from these non-affiliated companies.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other revenues. These revenues increased in the first quarter of 2001 when compared to the same period in 2000 primarily as a result of sales of inventory.

     Purchased power - non-affiliates. In the first quarter of 2001, purchased power from non-affiliates was higher when compared to the same period in 2000 due mainly to the need to meet the higher demand for energy. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. MISSISSIPPI's 2001 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 7, 2001 and resulted in a slight increase in customer prices. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E), (G) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

Adoption of New Accounting Standard

Effective January 1, 2001, MISSISSIPPI adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 2001 included the addition of approximately $14.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and financing activities. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activity" and Note 4 to the financial statements of MISSISSIPPI in the Form 10-K. Effective May 4, 2001, in connection with commercial operation of a 1,064-megawatt natural gas combined cycle facility, MISSISSIPPI entered into the initial 10-year lease term with Escatawpa Funding, Limited Partnership. The final completion cost will be approximately $370 million. Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for additional information.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 2001 approximately $3.2 million of cash and cash equivalents and approximately $124.3 million of unused committed credit arrangements with banks. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of MISSISSIPPI. At March 31, 2001, MISSISSIPPI had short-term notes payable outstanding of $90.2 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                               2001           2000
                                                                                          --------------- --------------
                                                                                                   (in thousands)
Operating Revenues:
Retail sales                                                                                     $58,419        $49,785
Sales for resale --
  Non-affiliates                                                                                   1,558            569
  Affiliates                                                                                       1,227          1,721
Other revenues                                                                                       487            315
                                                                                          --------------- --------------
Total operating revenues                                                                          61,691         52,390
                                                                                          --------------- --------------
Operating Expenses:
Operation --
  Fuel                                                                                             9,394          9,747
  Purchased power --
    Non-affiliates                                                                                 2,326          2,188
    Affiliates                                                                                    15,748          8,050
  Other                                                                                           12,116         12,047
Maintenance                                                                                        6,048          4,666
Depreciation and amortization                                                                      6,460          6,309
Taxes other than income taxes                                                                      3,235          3,044
                                                                                          --------------- --------------
Total operating expenses                                                                          55,327         46,051
                                                                                          --------------- --------------
Operating Income                                                                                   6,364          6,339
Other Income (Expense):
Interest income                                                                                       33             41
Other, net                                                                                          (176)          (142)
                                                                                          --------------- --------------
Earnings Before Interest and Income Taxes                                                          6,221          6,238
                                                                                          --------------- --------------
Interest Charges and Other:
Interest expense, net                                                                              3,276          3,021
Distributions on preferred securities of subsidiary                                                  685            685
                                                                                          --------------- --------------
Total interest charges and other, net                                                              3,961          3,706
                                                                                          --------------- --------------
Earnings Before Income Taxes                                                                       2,260          2,532
Income taxes                                                                                         806            889
                                                                                          --------------- --------------
Net Income Before Cumulative Effect of Accounting Change                                           1,454          1,643
Cumulative effect as of January 1, 2001 of accounting change -- less
 income taxes of $14 thousand                                                                         22              -
                                                                                          --------------- --------------
Net Income                                                                                       $ 1,476        $ 1,643
                                                                                          =============== ==============




               The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                            $1,476           $1,643
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                       6,999            6,777
   Deferred income taxes and investment tax credits, net                                                (699)          (1,342)
   Other, net                                                                                          2,140            1,563
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                  4,530            2,753
     Fossil fuel stock                                                                                (1,143)             955
     Materials and supplies                                                                             (206)            (588)
     Accounts payable                                                                                 (9,931)           2,364
     Other                                                                                             2,054             (731)
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                            5,220           13,394
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (11,068)          (7,049)
Other, net                                                                                             1,467           (2,683)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                                (9,601)          (9,732)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             14,415             (400)
Retirements --
 Other long-term debt                                                                                   (254)            (182)
Payment of common stock dividends                                                                     (5,500)          (6,100)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                                 8,661           (6,682)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                                4,280           (3,020)
Cash and Cash Equivalents at Beginning of Period                                                           -            6,553
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $4,280           $3,533
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $3,532           $2,170
 Income taxes (net of refunds)                                                                        (3,459)             920





            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 4,280                     $ -
Receivables --
  Customer accounts receivable                                                                 24,129                  28,189
  Under recovered retail fuel clause revenue                                                   39,452                  39,632
  Other accounts and notes receivable                                                           1,120                   1,412
  Affiliated companies                                                                            693                     738
  Accumulated provision for uncollectible accounts                                               (360)                   (407)
Fossil fuel stock, at average cost                                                              8,283                   7,140
Materials and supplies, at average cost                                                         9,150                   8,944
Prepaid Taxes                                                                                   3,673                   8,651
Other                                                                                           1,363                     377
                                                                                   -------------------    --------------------
Total current assets                                                                           91,783                  94,676
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                    834,787                 829,270
Less accumulated provision for depreciation                                                   387,901                 382,030
                                                                                   -------------------    --------------------
                                                                                              446,886                 447,240
Construction work in progress                                                                  12,000                   6,782
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                          458,886                 454,022
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  2,110                   2,066
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       12,735                  12,404
Cash surrender value of life insurance for deferred compensation plans                         17,632                  17,954
Debt expense, being amortized                                                                   2,963                   3,003
Premium on reacquired debt, being amortized                                                     7,373                   7,575
Other                                                                                           2,610                   2,527
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        43,313                  43,463
                                                                                   -------------------    --------------------
Total Assets                                                                                 $596,092                $594,227
                                                                                   ===================    ====================






            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                      At March 31,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                  (in thousands)
Current Liabilities:
Securities due within one year                                                               $ 31,285                $ 30,698
Notes payable                                                                                  59,815                  45,400
Accounts payable --
  Affiliated                                                                                    6,813                  16,153
  Other                                                                                         8,746                   7,738
Customer deposits                                                                               5,867                   5,696
Taxes accrued --
  Income taxes                                                                                  3,184                   3,450
  Other                                                                                         2,566                   1,435
Interest accrued                                                                                4,725                   4,541
Vacation pay accrued                                                                            2,298                   2,276
Other                                                                                           4,342                   7,973
                                                                                   -------------------    --------------------
Total current liabilities                                                                     129,641                 125,360
                                                                                   -------------------    --------------------
Long-term debt                                                                                116,061                 116,902
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                              79,455                  79,756
Deferred credits related to income taxes                                                       15,660                  16,038
Accumulated deferred investment tax credits                                                    10,450                  10,616
Deferred compensation plans                                                                    12,715                  11,968
Employee benefits provisions                                                                   10,435                   9,236
Other                                                                                          10,704                   9,357
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  139,419                 136,971
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                            40,000                  40,000
                                                                                   -------------------    --------------------
Common Stockholder's Equity
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
  Par value                                                                                    54,223                  54,223
Paid-in capital                                                                                11,267                  11,265
Retained earnings                                                                             105,481                 109,506
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             170,971                 174,994
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                   $596,092                $594,227
                                                                                   ===================    ====================






            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the first quarter of 2001 was $1.5 million as compared to $1.6 million for the corresponding period of 2000. Earnings were down slightly due primarily to higher operating expenses which fully offset higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                              -------------------------------
                                                      First Quarter
                                              -------------------------------
                                                (in thousands)        %
Retail sales.............................           $8,634           17.3
Sales for resale - non-affiliates........              989          173.8
Sales for resale - affiliates............             (494)         (28.7)
Purchased power - affiliates.............            7,698           95.6
Maintenance expense......................            1,382           29.6


     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $1.4 million for the first quarter of 2001 when compared to the same period in 2000 due mainly to an increase in total retail energy sales of 7.4%. Total retail energy sales increased as a result of weather and growth in the number of customers served by SAVANNAH.

     Sales for resale - non-affiliates. During the first quarter of 2001, sales for resale to non-affiliates increased due to higher demand for energy by these non-affiliates when compared to the corresponding period in 2000. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Maintenance expense. During the first quarter of 2001, maintenance expenses were higher when compared to the corresponding period in 2000 due primarily to a scheduled major maintenance outage at one of SAVANNAH's plants.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E), (G), (L) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

Adoption of New Accounting Standard

Effective January 1, 2001, SAVANNAH adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 2001 included the addition of approximately $11.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and credit arrangements with banks. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 2001 approximately $4.3 million of cash and cash equivalents and approximately $65.5 million of unused committed credit arrangements with banks. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of SAVANNAH. At March 31, 2001, SAVANNAH had short-term notes payable outstanding of $59.8 million. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant      Applicable Notes

                  SOUTHERN        A, B, C, D, E, F, G, H, I, J, K, L, N, O

                  ALABAMA         A, C, D, E, F, G, L

                  GEORGIA         A, C, D, E, F, G, H, I, L

                  GULF            A, C, D, E, G

                  MISSISSIPPI     A, C, D, E, G, M

                  SAVANNAH        A, C, D, E, G, L, N

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)  Reference is made to Note 11 to the financial statements of SOUTHERN in
     Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings" and "Discontinued Operations" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant.

     On April 2, 2001, SOUTHERN completed the spin off of Mirant with a tax free distribution to SOUTHERN's shareholders of its remaining ownership of 272 million Mirant shares. Shares from the spin off were distributed at a ratio of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date.

     As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation, with the historical assets and liabilities of Mirant presented on the Condensed Consolidated Balance Sheet as net assets of discontinued operations.

(C) On January 1, 2001, SOUTHERN and its subsidiaries adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     SOUTHERN utilizes financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Such financial instruments are generally structured so that their terms are substantially identical to (and their changes in market value are highly correlated to) those of SOUTHERN's recorded liabilities or unrecorded firm commitments. Thus, these instruments generally qualify as hedges under Statement No. 133.

      The integrated Southeast utilities also enter into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of the integrated Southeast utilities' bulk energy purchases and sales meet the definition of a derivative under Statement No. 133. In many cases, these transactions meet Statement No. 133's normal purchase and sale exception and the related contracts are accounted for under the accrual method. Certain of these contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Certain other contracts do not meet the hedge requirements and are marked to market through current period income.

      The cumulative effect of adoption was a reduction of approximately $300 million in comprehensive income, which was all related to discontinued operations. The impact on net income was immaterial and less than $0.01 per share, to each of the integrated Southeast utilities individually, as well as to SOUTHERN on a consolidated basis. The mark to market adjustments recorded during the first quarter of 2001 were also immaterial. However, the application and interpretation of Statement No. 133's requirements is still evolving and further guidance from the FASB is expected, which could further impact the financial statements of SOUTHERN and the integrated Southeast utilities. Also, as wholesale energy markets mature, the accounting for future transactions could be significantly impacted by Statement No. 133, resulting in more volatility in net income and comprehensive income.

      Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of SOUTHERN and the integrated Southeast utilities in Item 7 for each of the registrants in the Form 10-K, and Note 1 to the financial statements of SOUTHERN under the caption "Financial Instruments for Non-Trading Activities" in Item 8 of the Form 10-K.

(D) SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH engage in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" in SOUTHERN; and "Exposure to Market Risks," in ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. Reference is also made to Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA in Item 8 of the Form 10-K for a discussion of these activities.

(E) The integrated Southeast utilities are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

(F) The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry--including SOUTHERN's--regarding the recognition, measurement and classification in the financial statements of decommissioning costs for nuclear generating facilities. In response to these questions, the FASB is reviewing the accounting for liabilities related to the retirement of long-lived assets, including nuclear decommissioning. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in
      Item 8 of the Form 10-K.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA , GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings above a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. In May 2000, the Georgia PSC ordered that these funds be maintained in a regulatory liability account and that interest be accrued on the account at the prime rate. These amounts are reflected on the balance sheets in deferred credits and other liabilities, other. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $37.6 million in the first quarter of 2001 and $36.6 million in the first quarter of 2000.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(J) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At March 31, 2001, the total notional amount of guarantees was $202.7 million and the estimated fair value of net contractual commitments outstanding was approximately $63 million. Based upon a statistical analysis of credit risk, SOUTHERN's potential exposure under these contractual commitments would not materially differ from the estimated fair value. SOUTHERN also has guaranteed certain of Mirant's foreign currency swap transactions. At March 31, 2001, notional amounts under these swaps were the differences between(pound)22 million and $33.7 million and between DM370 million and $205.6 million; however, due to favorable exchange rates SOUTHERN had no exposure under these guarantees. The sterling and deutsche mark swaps expire in 2002 and 2003, respectively. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1 percent on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred.

      Reference is made to Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(K) With respect to Mobile Energy, reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in
      Item 3 of the Form 10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement discussions among the affected parties.

(L)   Reference is made to Note 3 to the financial statements of SOUTHERN in
      Item 8 and to Legal Proceedings in Item 3 of the Form
      10-K for information relating to various lawsuits.

(M) Effective May 4, 2001, in connection with commercial operation of the 1,064-megawatt natural gas combined cycle facility at MISSISSIPPI's Plant Daniel (the "Facility"), MISSISSIPPI entered into the initial 10-year lease term under its lease arrangement for the Facility with Escatawpa Funding, Limited Partnership. The final completion cost will be approximately $370 million.
      The lease provides for a residual value guarantee (approximately 71% of the acquisition cost) by MISSISSIPPI that is due upon termination of the lease in certain circumstances. The lease also includes purchase and renewal options. Upon termination of the lease, at MISSISSIPPI's option, MISSISSIPPI may either exercise its purchase option or the facility can be sold to a third party. MISSISSIPPI expects the fair market value of the leased facility to substantially reduce or eliminate MISSISSIPPI's payment under the residual value guarantee. The annual amount of future minimum operating lease payments exclusive of any payment related to this guarantee will approximate $30 million during the initial term.

(N) On March 16, 2001, SAVANNAH submitted a filing with the Georgia PSC to establish a new fuel rate in order to better reflect current fuel cost and to collect the under-recovered balance. On
      April 26, 2001, SAVANNAH received an order from the Georgia
      PSC allowing SAVANNAH to set the fuel cost recovery rate to recover its approximately $40 million deferred fuel balance over three years, and to recover approximately $137 million in projected annual fuel and purchased power costs, for a total recovery of about $150 million per year. Reflected in the $137 million is a Georgia PSC ordered "cap" of $100 per megawatt on energy strips. Any purchase agreement for summer energy strips priced in excess of the "cap" requires that the amount above $100 per megawatt be "imputed" as capacity and recovered through non-fuel rates. On May 11, 2001, SAVANNAH requested the Georgia PSC reconsider part of its order relating to the price of energy strips.
      The outcome of this matter cannot now be determined.

(O) SOUTHERN's reportable business segment is the five integrated Southeast utilities that provide electric service in four states.
      Net income and total assets for discontinued operations are included in the Reconciling Eliminations columns. The All Other category includes parent SOUTHERN, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments and products and services for the periods covered in the Form 10-Q are as follows:



                                              Integrated
                                              Southeast    All       Reconciling
                                              Utilities    Other     Eliminations  Consolidated
                                              ------------ --------- ------------- ---------------------------
                                                                       (in millions)
    Three Months Ended March 31, 2001:
      Operating revenues                      $   2,221      $ 49       $     -        $  2,270
      Segment net income (loss)                     199       (19)          140             320
    Total assets at March 31, 2001               27,203     2,284         2,040          31,527
    ----------------------------------------- ------------ --------- ------------- ---------------------------

    Three Months Ended March 31, 2000:
      Operating revenues                        $ 2,005      $  57       $  (10)        $ 2,052
      Segment net income (loss)                     176        (23)          92             245
    Total assets at December 31, 2000            26,917      2,200        2,245          31,362
    ------------------------------------------ ----------- --------- ------------- ---------------------------

PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.


     (1) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.
                         --------

                        Exhibit 24 - (a) Powers of Attorney and resolutions.
                                         (Designated in the Form 10-K for the
                                         year ended December 31, 2000,
                                         File Nos. 1-3526, 1-3164, 1-6468,
                                         0-2429, 0-6849 and 1-5072
                                         as Exhibits 24(a), 24(b), 24(c),
                                         24(d), 24(e) and 24(f), respectively,
                                         and incorporated herein by reference.)

                 (b)    Reports on Form 8-K.
                        -------------------

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH filed Current Reports on Form 8-K dated February 28, 2001:
                              Items reported:                 Item 7
                              Financial statements filed:     Each registrant's
                                                              financial
                                                              statements for the
                                                              year ended
                                                              December 31, 2000.

                        SOUTHERN filed Current Reports on Form 8-K dated February 19, 2001, March 2, 2001, March 6, 2001 and March 22, 2001:
                              Items reported:                 Item 9
                              Financial statements filed:     None

                        SOUTHERN filed a Current Report on Form 8-K dated April 2, 2001:
                              Items reported:                 Items 2, 7 and 9
                              Financial statements filed:     Pro Forma
                                                              Financial
                                                              Information.

                        GEORGIA filed Current Reports on Form 8-K dated January 26, 2001, February 16, 2001 and May 1, 2001:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   H. Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Gale E. Klappa
          Financial Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                  Date:  May 14, 2001

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                  Date:  May 14, 2001

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


                                                        Date:  May 14, 2001

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


                                                        Date:  May 14, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                     Date:  May 14, 2001

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Anthony R. James
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  May 14, 2001