Form 10-Q
period 2001-06-30
SOUTHERN CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2001-08-14
CIK 92122, 86940, 66904, 44545, 41091, 3153

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
                  (A Georgia Corporation)
                  600 East Bay Street
                  Savannah, Georgia 31401
                  (912) 644-7171
================= =========================================== =================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____


                                        Description of              Shares Outstanding
Registrant                              Common Stock                at July 31, 2001
The Southern Company                    Par Value $5 Per Share      689,744,563
Alabama Power Company                   Par Value $40 Per Share       6,000,000
Georgia Power Company                   No Par Value                  7,761,500
Gulf Power Company                      No Par Value                    992,717
Mississippi Power Company               Without Par Value             1,121,000
Savannah Electric and Power Company     Par Value $5 Per Share       10,844,635

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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 2001
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS...............................................................................................................     4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           20
                Condensed Statements of Cash Flows.................................................................           21
                Condensed Balance Sheets...........................................................................           22
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           24
             Georgia Power Company
                Condensed Statements of Income.....................................................................           29
                Condensed Statements of Cash Flows.................................................................           30
                Condensed Balance Sheets...........................................................................           31
                Condensed Statements of Comprehensive Income and Accumulated
                    Other Comprehensive Income.....................................................................           33
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           34
             Gulf Power Company
                Condensed Statements of Income.....................................................................           40
                Condensed Statements of Cash Flows.................................................................           41
                Condensed Balance Sheets...........................................................................           42
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           44
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           49
                Condensed Statements of Cash Flows.................................................................           50
                Condensed Balance Sheets...........................................................................           51
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           53
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           58
                Condensed Statements of Cash Flows.................................................................           59
                Condensed Balance Sheets...........................................................................           60
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           62
             Notes to the Condensed Financial Statements...........................................................           66
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           18
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           72
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           72
Item 5.  Other Information.........................................................................................           74
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           74
         Signatures ...............................................................................................           75

                                       3




                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 2000
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
Mirant......................................     Mirant Corporation (formerly Southern Energy, Inc.)
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
SOUTHERN system.............................     SOUTHERN, the integrated Southeast utilities and other subsidiaries
TVA.........................................     Tennessee Valley Authority


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain of the integrated Southeast utilities and the race discrimination litigation against certain of SOUTHERN's subsidiaries; the effects, extent and timing of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; internal restructuring or other restructuring options that may be pursued by SOUTHERN; state and federal rate regulation in the United States; political, legal and economic conditions and developments in the United States; financial market conditions and the results of financing efforts; the impact of fluctuations in commodity prices, interest rates and customer demand; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES


                                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                              2001              2000               2001                2000
                                                           -------------- -----------------  ------------------  -----------------
                                                                          (in thousands)                         (in thousands)
Operating Revenues:
Retail sales                                                  $2,145,856        $2,188,285          $4,028,334         $3,970,993
Sales for resale                                                 286,994           229,188             547,040            407,117
Other revenues                                                   128,954           105,269             255,948            196,235
                                                           -------------- -----------------  ------------------  -----------------
Total operating revenues                                       2,561,804         2,522,742           4,831,322          4,574,345
                                                           -------------- -----------------  ------------------  -----------------
Operating Expenses:
Operation --
 Fuel                                                            654,906           644,380           1,262,387          1,168,453
 Purchased power                                                 197,331           156,405             311,357            230,834
 Other operations                                                476,821           465,782             882,712            853,145
Maintenance                                                      229,641           214,772             455,498            425,714
Depreciation and amortization                                    283,387           311,401             587,053            603,075
Taxes other than income taxes                                    134,904           131,837             272,213            267,016
                                                           -------------- -----------------  ------------------  -----------------
Total operating expenses                                       1,976,990         1,924,577           3,771,220          3,548,237
                                                           -------------- -----------------  ------------------  -----------------
Operating Income                                                 584,814           598,165           1,060,102          1,026,108
Other Income:
Interest income                                                    7,506            11,791              12,962             20,758
Equity in earnings of unconsolidated subsidiaries                (16,039)           (5,677)            (18,736)           (11,455)
Other, net                                                        25,228            15,443              27,802             26,873
                                                           -------------- -----------------  ------------------  -----------------
Earnings From Continuing Operations
Before Interest and Income Taxes                                 601,509           619,722           1,082,130          1,062,284
                                                           -------------- -----------------  ------------------  -----------------
Interest and Other:
Interest expense, net                                            145,650           169,286             290,538            322,233
Distributions on capital and preferred
 securities of subsidiaries                                       42,099            42,278              84,340             84,520
Preferred dividends of subsidiaries                                4,614             4,763               9,419              9,458
                                                           -------------- -----------------  ------------------  -----------------
Total interest and other                                         192,363           216,327             384,297            416,211
                                                           -------------- -----------------  ------------------  -----------------
Earnings From Continuing Operations Before
Income Taxes                                                     409,146           403,395             697,833            646,073
Income taxes                                                     138,758           147,825             248,703            239,572
                                                           -------------- -----------------  ------------------  -----------------
Earnings From Continuing Operations Before
 Cumulative Effect of Accounting Change                          270,388           255,570             449,130            406,501
Cumulative effect of accounting change --
   less income taxes of $477                                           -                 -                 771                  -
                                                           -------------- -----------------  ------------------  -----------------
Earnings From Continuing Operations                              270,388           255,570             449,901            406,501
Earnings from discontinued operations, net of income
 taxes of $961 and $819 for the three months and
 $92,713 and ($29,418) for the six months ended
 2001 and 2000, respectively                                       2,185            86,334             142,217            180,847
                                                           -------------- -----------------  ------------------  -----------------
Consolidated Net Income                                         $272,573          $341,904            $592,118           $587,348
                                                           ============== =================  ==================  =================
Common Stock Data:

Basic and diluted earnings per share of common stock --
 Earnings per share from continuing operations                     $0.40             $0.39               $0.66              $0.62
 Earnings per share from discontinued operations                  ($0.01)            $0.13               $0.20              $0.28
                                                           -------------- -----------------  ------------------  -----------------
Consolidated Basic and Diluted Earnings Per Share                  $0.39             $0.52               $0.86              $0.90
                                                           ============== =================  ==================  =================
 Average number of shares of common stock
  outstanding (in thousands)                                      686,702           648,696             684,638            650,915
 Cash dividends paid per share of common stock                     $0.335            $0.335               $0.67              $0.67

 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                    2001              2000
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Consolidated net income                                                                               $592,118          $587,348
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
     Less income from discontinued operations                                                          142,217           180,847
     Depreciation and amortization                                                                     663,396           701,721
     Deferred income taxes and investment tax credits                                                  (40,739)           19,858
     Equity in earnings of unconsolidated subsidiaries                                                   3,101            11,294
     Other, net                                                                                       (414,045)         (181,173)
     Changes in certain current assets and liabilities --
         Receivables, net                                                                               93,448           (88,582)
         Fossil fuel stock                                                                            (193,386)           (1,704)
         Materials and supplies                                                                            (84)           (4,096)
         Accounts payable                                                                             (158,122)          (23,557)
         Other                                                                                         112,761           (82,412)
                                                                                              ----------------- -----------------
Net cash provided from operating activities of continuing operations                                   516,231           757,850
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                            (1,411,839)         (977,908)
Other                                                                                                 (124,786)         (122,114)
                                                                                              ----------------- -----------------
Net cash used for investing activities of continuing operations                                     (1,536,625)       (1,100,022)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              822,266           197,145
Proceeds --
  Other long-term debt                                                                                 689,877           668,331
  Common stock                                                                                         195,329               299
Redemptions --
  First mortgage bonds                                                                                (396,166)         (200,000)
  Other long-term debt                                                                                (111,828)          (77,844)
  Preferred stock                                                                                            -              (383)
  Common stock repurchased                                                                                   -          (414,475)
Payment of common stock dividends                                                                     (457,931)         (437,846)
Other                                                                                                  (24,969)           (8,228)
                                                                                              ----------------- -----------------
Net cash provided from (used for) financing activities of continuing operations                        716,578          (273,001)
                                                                                              ----------------- -----------------
Cash provided by discontinued operations                                                               304,853           587,970
                                                                                              ----------------- -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                     1,037           (27,203)
Cash and Cash Equivalents at Beginning of Year                                                         199,191           153,955
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Year                                                              $200,228          $126,752
                                                                                              ================= =================
Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                                $313,843          $404,470
  Income taxes (net of refunds)                                                                       $227,632          $103,963



                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At June 30,
                                                                                              2001            At December 31,
Assets                                                                                    (Unaudited)              2000
------
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                                       $ 200,228            $ 199,191
Special deposits                                                                                   45,488                5,895
Receivables, less accumulated provisions for uncollectible accounts of $24,506 at June 30, 2001 and $21,799
  at December 31, 2000                                                                          1,245,045            1,311,457
Under recovered retail fuel clause revenue                                                        367,857              418,077
Fossil fuel stock, at average cost                                                                388,591              195,206
Materials and supplies, at average cost                                                           507,509              507,425
Other                                                                                             284,859              187,948
                                                                                       -------------------  -------------------
Total current assets                                                                            3,039,577            2,825,199
                                                                                       -------------------  -------------------
Property, Plant, and Equipment:
In service                                                                                     34,968,164           34,187,808
Less accumulated depreciation                                                                  14,721,062           14,348,763
                                                                                       -------------------  -------------------
                                                                                               20,247,102           19,839,045
Nuclear fuel, at amortized cost                                                                   196,272              214,620
Construction work in progress                                                                   2,007,786            1,568,737
                                                                                       -------------------  -------------------
Total property, plant, and equipment                                                           22,451,160           21,622,402
                                                                                       -------------------  -------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                                     693,621              689,561
Net assets of discontinued operations                                                                   -            3,320,497
Leveraged leases                                                                                  626,154              595,952
Other                                                                                             244,655              165,332
                                                                                       -------------------  -------------------
Total other property and investments                                                            1,564,430            4,771,342
                                                                                       -------------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          945,709              956,673
Prepaid pension costs                                                                             562,213              498,279
Debt expense, being amortized                                                                      75,875               99,442
Premium on reacquired debt, being amortized                                                       272,794              280,239
Other                                                                                             355,423              308,082
                                                                                       -------------------  -------------------
Total deferred charges and other assets                                                         2,212,014            2,142,715
                                                                                       -------------------  -------------------

Total Assets                                                                                  $29,267,181          $31,361,658
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          At June 30,
                                                                                              2001            At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)              2000
------------------------------------
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 562,095             $ 67,324
Notes payable                                                                                   2,501,909            1,679,643
Accounts payable                                                                                  705,203              870,032
Customer deposits                                                                                 146,519              139,798
Taxes accrued --
 Income taxes                                                                                     175,411               87,731
 Other                                                                                            194,658              208,143
Interest accrued                                                                                  144,828              120,770
Vacation pay accrued                                                                              119,247              118,710
Other                                                                                             460,975              444,600
                                                                                       -------------------  -------------------
Total current liabilities                                                                       5,010,845            3,736,751
                                                                                       -------------------  -------------------
Long-term debt                                                                                  7,531,212            7,842,491
                                                                                       -------------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                               4,108,393            4,074,265
Deferred credits related to income taxes                                                          525,930              551,259
Accumulated deferred investment tax credits                                                       648,887              663,579
Employee benefits provisions                                                                      502,145              478,414
Prepaid capacity revenues                                                                          46,743               58,377
Other                                                                                             743,594              651,805
                                                                                       -------------------  -------------------
Total deferred credits and other liabilities                                                    6,575,692            6,477,699
                                                                                       -------------------  -------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                                                2,246,250            2,246,250
                                                                                       -------------------  -------------------
Cumulative preferred stock of subsidiaries                                                        368,126              368,126
                                                                                       -------------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued -- June 30, 2001: 700,622,308 shares;
          -- December 31, 2000:  700,622,308 shares                                             3,503,112            3,503,112
Paid-in capital                                                                                     9,558            3,153,461
Treasury, at cost -- June 30, 2001:  11,791,284 shares;
                  -- December 31, 2000:  19,464,122 shares                                       (331,278)            (544,515)
Retained earnings                                                                               4,352,900            4,671,881
Accumulated other comprehensive income                                                                764              (93,598)
                                                                                      -------------------  -------------------
Total common stockholders' equity                                                               7,535,056           10,690,341
                                                                                      -------------------  -------------------

Total Liabilities and Stockholders' Equity                                                    $29,267,181          $31,361,658
                                                                                       ===================  ===================



                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                     For the Three Months                For the Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                                  ------------------------------   --------------------------------
                                                                     2001             2000             2001              2000
                                                                  -------------  ---------------   --------------    --------------
                                                                            (in thousands)                    (in thousands)

Consolidated net income                                               $272,573         $341,904        $ 592,118          $587,348
Other comprehensive income - continuing operations:
  Cumulative effect of accounting change                                     -                -              466                 -
  Current period changes in fair value                                    (960)               -              364                 -
  Related income tax benefits                                              368                -             (315)                -
                                                                  --------------  ---------------   --------------    --------------
    Total other comprehensive income - Continuing operations              (592)               -              515                 -
                                                                  --------------  ---------------   --------------    --------------

Other comprehensive income - discontinued operations:
  Cumulative effect of accounting change, net of income tax                  -                -         (249,246)                -
  Current period changes in fair value, net of income tax                    -                -         (103,962)                -
  Current period reclassifications to net income, net of income tax          -                -           59,857                 -
  Foreign currency translation adjustments and other,                        -                -
   net of income tax                                                         -                -          (21,199)          (18,585)
                                                                  -------------  ---------------   --------------    --------------
    Total other comprehensive income - discontinued operations               -                -         (314,550)          (18,585)
                                                                  -------------  ---------------   --------------    --------------

CONSOLIDATED COMPREHENSIVE INCOME                                     $271,981         $341,904        $ 278,083          $568,763
                                                                  =============  ===============   ==============    ==============




                                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                       CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                           At June 30,            At
                                                                              2001           December 31,
                                                                             (Unaudited)        2000
                                                                          --------------------------------
                                                                                  (in thousands)

Balance at beginning of period - continuing operations                            $ 249               $ -
Change in current period - continuing operations                                    515               249
                                                                          --------------    --------------
BALANCE AT END OF PERIOD - Continuing Operations                                    764               249
                                                                          --------------    --------------

Balance at beginning of period - discontinued operations                        (93,598)          (92,395)
Change in current period - discontinued operations                                    -            (1,452)
Impact of spin-off                                                               93,598                 -
                                                                          --------------    --------------
BALANCE AT END OF PERIOD - Discontinued Operations                                    -           (93,847)
                                                                          --------------    --------------

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                      $ 764          ($93,598)
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

                                       11

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

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

Earnings

SOUTHERN's second quarter and year-to-date 2001 earnings from continuing operations were $270 million ($0.40 per share) and $450 million ($0.66 per share), respectively, compared with $256 million ($0.39 per share) and $407 million ($0.62 per share) in the second quarter and year-to-date 2000. The increases in earnings for the second quarter and year-to-date 2001 are primarily due to several factors, including growth in the competitive wholesale generation business, higher other operating revenues and lower interest expense, partially offset by the impact of unusually mild weather in the Southeast.

     Significant income statement items appropriate for discussion include the following:


                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................       $  (42,429)          (1.9)       $  57,341            1.4
Sales for resale.................................           57,806           25.2          139,923           34.4
Other revenues...................................           23,685           22.5           59,713           30.4
Fuel expense.....................................           10,526            1.6           93,934            8.0
Purchased power expense..........................           40,926           26.2           80,523           34.9
Maintenance expense..............................           14,869            6.9           29,784            7.0
Depreciation and amortization....................          (28,014)          (9.0)         (16,022)          (2.7)
Equity in earnings of unconsolidated subsidiaries
                                                           (10,362)         182.5           (7,281)          63.6
Interest expense, net............................          (23,636)         (14.0)         (31,695)          (9.8)


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was down by $44 million or 2.9% in the second quarter of 2001 and up by approximately $4 million or 0.1% year-to-date 2001 compared to the same periods in the prior year. The second quarter 2001 decrease is primarily due to milder weather in this period as compared to the second quarter 2000. Total retail energy sales were down by 3.1% in the second quarter of 2001. The year-to-date 2001 increase is primarily due to increased energy sales to residential and commercial customers due to a 1.7% growth in the average number of customers served when compared to the same period in the prior year.

     Sales for resale. The second quarter and year-to-date 2001 increases are mostly due to increased demand for energy by non-affiliated companies. Also reflected in these revenues are sales from Plant Dahlberg which went into service in the second quarter of 2000.

     Other revenues. During the second quarter and year-to-date 2001, other revenues increased due to several factors including increased revenues from gas-fueled cogeneration steam facilities, transmission of electricity for others, pole attachments and distribution systems equipment rentals, as well as fuel clause adjustments. However, cogeneration revenues and fuel clause adjustments generally have no material effect on net income since they are generally equal to related fuel expenses.

     Fuel expense. For the second quarter 2001, fuel expense increased when compared to the same period in 2000 primarily due to higher natural gas prices. The increase in the second quarter 2001 was partially offset by decreased generation resulting from lower demand for energy in some of the areas served by the integrated Southeast utilities due in part to the unusually mild weather. The year-to-date 2001 increase in fuel expense is mainly attributed to increased generation resulting from higher demand for energy and higher natural gas prices. Since energy expenses are usually offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power expense. In the second quarter and year-to-date 2001, this expense increased above amounts recorded in the corresponding periods of 2000 due in large part to increased demand for energy by wholesale customers and increased prices for natural gas. Since energy expenses are usually offset by energy revenues, these expenses do not have a significant impact on earnings.

     Maintenance expense. These expenses were higher in the second quarter and year-to-date 2001 when compared to the same periods in 2000 due mostly to scheduled work performed on power generating facilities and transmission and distribution facilities.

     Depreciation and amortization. This item was lower in the second quarter and year-to-date 2001 as compared to the same periods in 2000 in accordance with GEORGIA's 1998 rate plan, as authorized by the Georgia PSC. Reference is made to Note (G) in the "Notes to the Condensed Financial Statements" herein and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

     Equity in earnings of unconsolidated subsidiaries. The second quarter and year-to-date 2001 decreases in this item primarily relate to the investment by SOUTHERN, in April 2001, in a partnership producing alternative fuel products.

     Interest expense, net. During the second quarter and year-to-date 2001, interest on long-term debt and interest on notes payable decreased when compared to the same periods in 2000. Reasons for these decreases include the redemption of first mortgage bonds and the repayment of other long-term debt in the first half of 2001 and declining short-term debt and lower interest rates on outstanding notes payable.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (B) through (K), (N) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

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

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. SOUTHERN has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. SOUTHERN has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 2001 included $1.4 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million of GEORGIA's First Mortgage Bonds, 6 5/8% Series due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness.

     In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. In May 2001, GEORGIA issued $150 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale were used in May 2001 to repurchase $47 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 7.70% Series due May 1, 2025, $1.9 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 6 7/8% Series due April 1, 2008 and $8.1 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 6.07% Series due December 1, 2005, and to redeem in June 2001 $75 million outstanding principal amount of GEORGIA's First Mortgage Bonds, 6.35% Series due August 1, 2003. The remainder was used to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in May 2001, SAVANNAH issued $65 million aggregate principal amount of senior notes consisting of $20 million of Series B 5.12% Senior Notes due May 15, 2003 and $45 million of Series C 6.55% Senior Notes due May 15, 2008. The proceeds of the sale were used to redeem in June 2001 the $20 million outstanding principal amount of SAVANNAH's First Mortgage Bonds, 6 3/8% Series due July 1, 2003 and to repay $30 million in bank loans and a portion of SAVANNAH's outstanding short-term indebtedness.

     In July 2001, GEORGIA sold, through public authorities, an aggregate principal amount of $58,845,000 of pollution control revenue bonds due July 1, 2031. Also in July 2001, GEORGIA sold, through public authorities, $67 million of pollution control revenue bonds due July 1, 2016. The proceeds of these sales will be used to redeem various series of outstanding pollution control revenue bonds. On August 3, 2001, GULF issued $60 million of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the sale will be used to redeem $30 million outstanding principal amount of GULF's First Mortgage Bonds, 6 1/8% Series due July 1, 2003 and to repay a portion of GULF's short-term indebtedness.

     The market price of SOUTHERN's common stock at June 30, 2001 was $23.25 per share and the book value was $10.94 per share, representing a market-to-book ratio of 213%, compared to $33.25, $15.69 and 212%, respectively, at the end of 2000. The decreases in market price and book value per share reflect the impact of the Mirant spin off. The dividend for the second quarter of 2001 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $562 million will be required by June 30, 2002 for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 2001 approximately $200 million of cash and cash equivalents and approximately $5.1 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. SOUTHERN's integrated Southeast utilities may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the integrated Southeast utilities. At June 30, 2001, the SOUTHERN system had short-term notes payable outstanding of $324 million and commercial paper outstanding of $2.2 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.


     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. Additional reference is made to Notes (C), (D) and (I) in the "Notes to the Condensed Financial Statements" contained herein for additional information regarding commodity-related marketing and price risk management activities.

                              ALABAMA POWER COMPANY



                                                         ALABAMA POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                For the Six Months
                                                              Ended June 30,                     Ended June 30,
                                                          2001              2000             2001             2000
                                                     ----------------  ---------------- ---------------- ----------------
                                                                      (in thousands)    (in thousands)
Operating Revenues:
Retail sales                                                $712,507          $747,570       $1,347,279       $1,353,696
Sales for resale --
 Non-affiliates                                              122,484           113,685          232,946          209,816
 Affiliates                                                   44,990            18,423          120,123           47,092
Other revenues                                                23,886            20,780           53,521           36,031
                                                     ----------------  ---------------- ---------------- ----------------
Total operating revenues                                     903,867           900,458        1,753,869        1,646,635
                                                     ----------------  ---------------- ---------------- ----------------
Operating Expenses:
Operation --
 Fuel                                                        233,308           218,321          492,763          413,395
 Purchased power --
  Non-affiliates                                              41,691            37,001           76,000           55,873
  Affiliates                                                  51,023            53,922           87,009           80,787
 Other                                                       144,000           135,363          255,002          247,609
Maintenance                                                   88,209            83,762          164,569          160,596
Depreciation and amortization                                 97,087            91,226          192,604          181,698
Taxes other than income taxes                                 54,335            52,088          111,681          106,240
                                                     ----------------  ---------------- ---------------- ----------------
Total operating expenses                                     709,653           671,683        1,379,628        1,246,198
                                                     ----------------  ---------------- ---------------- ----------------
Operating Income                                             194,214           228,775          374,241          400,437
Other Income (Expense):
Interest income                                                3,957             8,551            7,443           14,477
Equity in earnings of unconsolidated subsidiaries                944               638            1,999            1,497
Other, net                                                    (1,961)             (107)          (5,091)          (1,189)
                                                     ----------------  ---------------- ---------------- ----------------
Earnings Before Interest and Income Taxes                    197,154           237,857          378,592          415,222
                                                     ----------------  ---------------- ---------------- ----------------
Interest and Other:
Interest expense, net                                         62,317            63,997          120,138          122,905
Distributions on preferred securities of subsidiary            6,214             6,371           12,570           12,707
                                                     ----------------  ---------------- ---------------- ----------------
Total interest and other, net                                 68,531            70,368          132,708          135,612
                                                     ----------------  ---------------- ---------------- ----------------
Earnings Before Income Taxes                                 128,623           167,489          245,884          279,610
Income taxes                                                  49,305            60,278           92,915          100,919
                                                     ----------------  ---------------- ---------------- ----------------
Net Income Before Cumulative Effect of
 Accounting Change                                            79,318           107,211          152,969          178,691
Cumulative effect of accounting change --
   less income taxes of $215 thousand                              -                 -              353                -
                                                     ----------------  ---------------- ---------------- ----------------
Net Income                                                    79,318           107,211          153,322          178,691
Dividends on Preferred Stock                                   3,890             4,036            7,942            8,004
                                                     ----------------  ---------------- ---------------- ----------------
Net Income After Dividends on Preferred Stock                $75,428          $103,175         $145,380         $170,687
                                                     ================  ================ ================ ================




                 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                    2001              2000
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                            $153,322          $178,691
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                     215,388           202,909
     Deferred income taxes and investment tax credits, net                                              25,070            14,557
     Other, net                                                                                        (59,034)          (37,992)
     Changes in certain current assets and liabilities --
       Receivables, net                                                                                 56,338           (66,654)
       Fossil fuel stock                                                                               (33,496)          (10,377)
       Materials and supplies                                                                            2,391            (5,790)
       Accounts payable                                                                               (145,497)           (6,326)
       Energy cost recovery, retail                                                                     39,611            (7,502)
       Other                                                                                            (7,927)           24,476
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            246,166           285,992
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (341,226)         (391,398)
Other                                                                                                  (22,296)          (26,371)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (363,522)         (417,769)
                                                                                              ----------------- -----------------
Financing Activities:
Increase in notes payable, net                                                                         224,351           123,418
Proceeds --
 Common stock                                                                                           15,642                 -
 Other long-term debt                                                                                   10,000           250,000
 Capital contributions from parent company                                                              84,366            84,000
Redemptions --
 First mortgage bonds                                                                                   (7,484)         (100,000)
 Other long-term debt                                                                                   (2,232)           (3,078)
Payment of preferred stock dividends                                                                    (7,590)           (7,984)
Payment of common stock dividends                                                                     (198,800)         (208,800)
Other                                                                                                      (11)             (894)
                                                                                              ----------------- -----------------
Net cash provided from financing activities                                                            118,242           136,662
                                                                                              ----------------- -----------------
Net Change in Cash and Cash Equivalents                                                                    886             4,885
Cash and Cash Equivalents at Beginning of Period                                                        14,247            19,475
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                            $ 15,133          $ 24,360
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $121,607          $114,885
 Income taxes (net of refunds)                                                                         $69,526           $42,604





              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                    $ 15,133                $ 14,247
Receivables --
 Customer accounts receivable                                                                 327,337                 337,870
 Under recovered retail fuel clause revenue                                                   198,206                 237,817
 Other accounts and notes receivable                                                           44,722                  60,315
 Affiliated companies                                                                          64,590                  95,704
 Accumulated provision for uncollectible accounts                                              (5,335)                 (6,237)
Fossil fuel stock, at average cost                                                             94,111                  60,615
Materials and supplies, at average cost                                                       175,908                 178,299
Other                                                                                         104,562                  52,624
                                                                                   -------------------    --------------------
Total current assets                                                                        1,019,234               1,031,254
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 12,864,156              12,431,575
Less accumulated provision for depreciation                                                 5,227,302               5,107,822
                                                                                   -------------------    --------------------
                                                                                            7,636,854               7,323,753
Nuclear fuel, at amortized cost                                                                93,345                  94,050
Construction work in progress                                                                 532,386                 744,974
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        8,262,585               8,162,777
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              40,926                  38,623
Nuclear decommissioning trusts                                                                321,276                 313,895
Other                                                                                          12,989                  13,612
                                                                                   -------------------    --------------------
Total other property and investments                                                          375,191                 366,130
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      344,101                 345,550
Prepaid pension costs                                                                         296,344                 268,259
Debt expense, being amortized                                                                   8,568                   8,758
Premium on reacquired debt, being amortized                                                    72,107                  76,020
Department of Energy assessments                                                               24,588                  24,588
Other                                                                                         113,432                  95,772
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                       859,140                 818,947
                                                                                   -------------------    --------------------

Total Assets                                                                              $10,516,150             $10,379,108
                                                                                   ===================    ====================





            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)                2000
------------------------------------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 132,353                  $  844
Notes payable                                                                                 505,694                 281,343
Accounts payable --
 Affiliated                                                                                   103,306                 124,534
 Other                                                                                         83,999                 209,205
Customer deposits                                                                              39,657                  36,814
Taxes accrued --
 Income taxes                                                                                  65,353                  65,505
 Other                                                                                         55,746                  19,471
Interest accrued                                                                               34,615                  33,186
Vacation pay accrued                                                                           31,711                  31,711
Other                                                                                          84,388                  97,743
                                                                                   -------------------    --------------------
Total current liabilities                                                                   1,136,822                 900,356
                                                                                   -------------------    --------------------
Long-term debt                                                                              3,295,744               3,425,527
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           1,433,412               1,401,424
Deferred credits related to income taxes                                                      213,304                 222,485
Accumulated deferred investment tax credits                                                   243,753                 249,280
Employee benefits provisions                                                                   88,656                  84,816
Prepaid capacity revenues                                                                      46,743                  58,377
Other                                                                                         150,575                 176,559
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                2,176,443               2,192,941
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           347,000                 347,000
                                                                                   -------------------    --------------------
Cumulative preferred stock                                                                    317,512                 317,512
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
 Authorized  - 6,000,000 shares
 Outstanding - 6,000,000 shares (5,608,955 at December 31, 2000)
 Par value                                                                                    240,000                 224,358
Paid-in capital                                                                             1,827,729               1,743,363
Premium on preferred stock                                                                         99                      99
Retained earnings                                                                           1,174,801               1,227,952
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           3,242,629               3,195,772
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $10,516,150             $10,379,108
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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 2001 was $75.4 million and $145.4 million, respectively, compared to $103.2 million and $170.7 million for the corresponding periods of 2000. The decreases in the second quarter and year-to-date 2001 of $27.8 million or 26.9% and $25.3 million or 14.8%, respectively, were primarily due to lower retail sales revenue and higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................         $(35,063)          (4.7)         $(6,417)          (0.5)
Sales for resale - non-affiliates................            8,799            7.7           23,130           11.0
Sales for resale - affiliates....................           26,567          144.2           73,031          155.1
Other revenues...................................            3,106           15.0           17,490           48.5
Fuel expense.....................................           14,987            6.9           79,368           19.2
Purchased power - non-affiliates.................            4,690           12.7           20,127           36.0
Purchased power - affiliates.....................           (2,899)          (5.4)           6,222            7.7
Maintenance expense..............................            4,447            5.3            3,973            2.5
Depreciation and amortization....................            5,861            6.4           10,906            6.0

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was lower by $19.8 million or 3.7% for the second quarter 2001 and $15.5 million or 1.6% year-to-date 2001 when compared to the corresponding periods in 2000 due mainly to decreased energy sales to retail customers. As a result of milder weather, energy sales to residential customers decreased 4.2% during the second quarter of 2001. Energy sales to industrial customers were down for the second quarter and year-to-date 2001 by 4.2% and 8.0%, respectively, due to a slower economy.

     Sales for resale - non-affiliates. Increased demand for energy by non-affiliates during the second quarter and year-to-date 2001 translated to higher revenues from sales for resale to non-affiliates. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. Increased steam sales in conjunction with the operation of cogeneration facilities was the primary reason for the increase in other revenues for the second quarter and year-to-date 2001 when compared to the same periods in 2000. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Increased generation by gas-fueled plants resulted in higher fuel expense for the second quarter and year-to-date 2001 when compared to the corresponding periods in 2000. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. Increases in purchased power from non-affiliates in the second quarter and year-to-date 2001 when compared to the same periods in 2000 are primarily due to higher costs associated with these energy purchases. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Maintenance expense. These increases during the second quarter and year-to-date 2001 as compared to the corresponding periods in 2000 are a result of higher expenses related to the maintenance of transmission and distribution lines.

     Depreciation and amortization. The increases for the second quarter and year-to-date 2001 as compared to the same periods in 2000 are primarily due to increased depreciation expenses associated with recent generating capacity additions.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F), (K) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standards

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

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. ALABAMA has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. ALABAMA has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 2001 included the addition of approximately $341 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and the sale of additional common stock to and capital contributions from SOUTHERN. See ALABAMA's Condensed Statements of Cash Flows for further details.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. The proceeds of the sale were used to pay certain costs incurred in connection with the acquisition, construction, installation and equipping of certain local district heating and cooling facilities and sewage and solid waste facilities at ALABAMA's Theodore Congeneration Plant. ALABAMA has called for redemption in August 2001 the $131.5 million outstanding principal amount of its First Mortgage Bonds, 9% Series due February 1, 2024. ALABAMA plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 2001 approximately $15 million of cash and cash equivalents, unused committed lines of credit of approximately $962 million (including $429 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of ALABAMA and other SOUTHERN subsidiaries. ALABAMA has regulatory authority for up to $750 million of short-term borrowings. At June 30, 2001, ALABAMA had outstanding $136 million in notes payable, $309 million of commercial paper and $61 million of extendible commercial notes.

                              GEORGIA POWER COMPANY



                                                         GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Three Months                For the Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                             2001              2000              2001             2000
                                                         ---------------  ---------------- ----------------- ----------------
                                                                         (in thousands)     (in thousands)
Operating Revenues:
Retail sales                                                 $1,093,733        $1,095,283        $2,042,878       $2,004,311
Sales for resale --
 Non-affiliates                                                  92,760            62,110           180,351          105,799
 Affiliates                                                      35,281            31,220            71,058           43,153
Other revenues                                                   37,509            32,064            73,025           59,053
                                                         ---------------  ---------------- ----------------- ----------------
Total operating revenues                                      1,259,283         1,220,677         2,367,312        2,212,316
                                                         ---------------  ---------------- ----------------- ----------------
Operating Expenses:
Operation --
 Fuel                                                           252,438           269,396           481,130          480,303
 Purchased power --
  Non-affiliates                                                118,991            85,430           173,096          128,540
  Affiliates                                                     73,285            41,728           152,580           89,468
 Other                                                          196,528           201,529           372,102          360,512
Maintenance                                                     104,941            88,408           211,606          186,541
Depreciation and amortization                                   139,679           173,803           303,928          331,570
Taxes other than income taxes                                    51,747            49,896           101,848          101,509
                                                         ---------------  ---------------- ----------------- ----------------
Total operating expenses                                        937,609           910,190         1,796,290        1,678,443
                                                         ---------------  ---------------- ----------------- ----------------
Operating Income                                                321,674           310,487           571,022          533,873
Other Income (Expense):
Interest income                                                   1,206               778             1,808            1,186
Equity in earnings of unconsolidated subsidiaries                   947               676             1,956            1,529
Other, net                                                        8,210             1,955              (156)          (4,270)
                                                         ---------------  ---------------- ----------------- ----------------
Earnings Before Interest and Income Taxes                       332,037           313,896           574,630          532,318
                                                         ---------------  ---------------- ----------------- ----------------
Interest Charges and Other:
Interest expense, net                                            50,290            53,134           101,189          100,111
Distributions on preferred securities of subsidiaries            14,776            14,776            29,552           29,552
                                                         ---------------  ---------------- ----------------- ----------------
Total interest charges and other, net                            65,066            67,910           130,741          129,663
                                                         ---------------  ---------------- ----------------- ----------------
Earnings Before Income Taxes                                    266,971           245,986           443,889          402,655
Income taxes                                                    103,698            97,284           173,031          160,084
                                                         --------------  ---------------- ----------------- ----------------
Net Income Before Cumulative Effect of
 Accounting Change                                              163,273           148,702           270,858          242,571
Cumulative effect of accounting change --
 less income taxes of $162 thousand                                   -                 -               257                -
                                                         ---------------  ---------------- ----------------- ----------------
Net Income                                                      163,273           148,702           271,115          242,571
Dividends on Preferred Stock                                        167               169               335              339
                                                         ---------------  ---------------- ----------------- ----------------
Net Income After Dividends on Preferred Stock                 $ 163,106         $ 148,533         $ 270,780        $ 242,232
                                                         ===============  ================ ================= ================




                  The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2001            2000
                                                                                              --------------- ----------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                          $271,115         $242,571
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                     341,607          392,426
   Deferred income taxes and investment tax credits, net                                             (68,186)         (15,964)
   Other, net                                                                                           (492)          (3,429)
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                 43,215          (10,306)
     Fossil fuel stock                                                                              (101,637)           3,870
     Materials and supplies                                                                              385           (3,836)
     Accounts payable                                                                               (110,312)         (21,728)
     Energy cost recovery, retail                                                                     12,386          (62,437)
     Other                                                                                            92,336           27,948
                                                                                              --------------- ----------------
Net cash provided from operating activities                                                          480,417          549,115
                                                                                              --------------- ----------------
Investing Activities:
Gross property additions                                                                            (740,218)        (456,786)
Other                                                                                                (43,712)         (66,152)
                                                                                              --------------- ----------------
Net cash used for investing activities                                                              (783,930)        (522,938)
                                                                                              --------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             93,568         (238,082)
Proceeds --
  Other long-term debt                                                                               600,000          300,000
  Capital contributions from parent company                                                          200,433          269,000
Retirements --
  First mortgage bonds                                                                              (332,040)        (100,000)
  Preferred stock                                                                                          -             (383)
Payment of preferred stock dividends                                                                    (240)            (318)
Payment of common stock dividends                                                                   (265,400)        (275,100)
Other                                                                                                 (7,111)            (183)
                                                                                              --------------- ----------------
Net cash provided from (used for) financing activities                                               289,210          (45,066)
                                                                                              --------------- ----------------
Net Change in Cash and Cash Equivalents                                                              (14,303)         (18,889)
Cash and Cash Equivalents at Beginning of Period                                                      29,370           34,660
                                                                                              --------------- ----------------
Cash and Cash Equivalents at End of Period                                                          $ 15,067         $ 15,771
                                                                                              =============== ================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                               $100,945         $133,263
 Income taxes (net of refunds)                                                                      $140,690          $54,164



            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                    $ 15,067                $ 29,370
Receivables --
 Customer accounts receivable                                                                 442,546                 465,249
 Under recovered retail fuel clause revenue                                                   119,237                 131,623
 Other accounts and notes receivable                                                          129,640                 156,143
 Affiliated companies                                                                          13,550                  13,312
 Accumulated provision for uncollectible accounts                                              (9,250)                 (5,100)
Fossil fuel stock, at average cost                                                            201,100                  99,463
Materials and supplies, at average cost                                                       263,224                 263,609
Other                                                                                         163,276                  97,515
                                                                                   -------------------    --------------------
Total current assets                                                                        1,338,390               1,251,184
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 16,711,457              16,469,706
Less accumulated provision for depreciation                                                 7,085,416               6,914,512
                                                                                   -------------------    --------------------
                                                                                            9,626,041               9,555,194
Nuclear fuel, at amortized cost                                                               102,927                 120,570
Construction work in progress                                                               1,079,992                 652,264
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                       10,808,960              10,328,028
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              27,309                  25,485
Nuclear decommissioning trusts                                                                372,345                 375,666
Other                                                                                          41,719                  33,829
                                                                                   -------------------    --------------------
Total other property and investments                                                          441,373                 434,980
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      555,529                 565,982
Prepaid pension costs                                                                         236,058                 205,113
Debt expense, being amortized                                                                  56,709                  53,748
Premium on reacquired debt, being amortized                                                   171,263                 173,610
Other                                                                                         114,823                 120,964
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                     1,134,382               1,119,417
                                                                                   -------------------    --------------------
Total Assets                                                                              $13,723,105             $13,133,609
                                                                                   ===================    ====================







            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
------------------------------------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 315,661                 $ 1,808
Notes payable and commercial paper                                                            797,407                 703,839
Accounts payable --
 Affiliated                                                                                    97,588                 117,168
 Other                                                                                        280,227                 397,550
Customer deposits                                                                              81,019                  78,540
Taxes accrued --
 Income taxes                                                                                 105,840                   5,151
 Other                                                                                         98,060                 137,511
Interest accrued                                                                               72,907                  47,244
Vacation pay accrued                                                                           39,501                  38,865
Other                                                                                         177,214                 153,400
                                                                                   -------------------    --------------------
Total current liabilities                                                                   2,065,424               1,681,076
                                                                                   -------------------    --------------------
Long-term debt                                                                              2,995,914               3,041,939
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           2,156,778               2,182,783
Deferred credits related to income taxes                                                      237,973                 247,067
Accumulated deferred investment tax credits                                                   344,882                 352,282
Employee benefits provisions                                                                  185,612                 177,444
Other                                                                                         477,033                 397,655
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                3,402,278               3,357,231
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           789,250                 789,250
                                                                                   -------------------    --------------------
Preferred stock                                                                                14,569                  14,569
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
 Authorized  - 15,000,000 shares
 Outstanding  -  7,761,500 shares                                                             344,250                 344,250
Paid-in capital                                                                             2,317,931               2,117,497
Premium on preferred stock                                                                         40                      40
Retained earnings                                                                           1,793,136               1,787,757
Accumulated other comprehensive income                                                            313                       -
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           4,455,670               4,249,544
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $13,723,105             $13,133,609
                                                                                   ===================    ====================



            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                        GEORGIA POWER COMPANY
                                      CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                    For the Three Months                   For the Six Months
                                                       Ended June 30,                        Ended June 30,
                                              ----------------------------------   -----------------------------------
                                                  2001              2000               2001                 2000
                                              --------------  ------------------   --------------       --------------
                                                              (in thousands)                        (in thousands)

Net Income After Dividends on Preferred Stock      $163,106            $148,533         $270,780             $242,232
Other comprehensive income:
 Cumulative effect of accounting change                   -                   -              466                    -
 Current period changes in fair value                  (776)                  -              (34)                   -
 Related income tax benefit (expense)                   297                   -             (119)                   -
                                              --------------  ------------------   --------------       --------------
COMPREHENSIVE INCOME                               $162,627            $148,533         $271,093             $242,232
                                              ==============  ==================   ==============       ==============


                                                        GEORGIA POWER COMPANY
                             CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                                    At June 30,          At December 31,
                                                                       2001                 2000
                                                                   -----------------------------------
                                                                             (in thousands)

Balance at beginning of period                                              $  -                 $  -
Change in current period                                                     313                    -
                                                                   --------------       --------------
BALANCE AT END OF PERIOD                                                   $ 313                 $  -
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 2001 was $163.1 million and $270.8 million, respectively, compared to $148.5 million and $242.2 million for the corresponding periods in 2000. Earnings increased by $14.6 million or 9.8% for the second quarter 2001 and $28.5 million or 11.8% year-to-date 2001 when compared to the same periods in 2000 due primarily to increased operating revenues that were partially offset by increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $(1,550)          (0.1)         $38,567            1.9
Sales for resale - non-affiliates................           30,650           49.3           74,552           70.5
Sales for resale - affiliates....................            4,061           13.0           27,905           64.7
Other revenues...................................            5,445           17.0           13,972           23.7
Fuel expense.....................................          (16,958)          (6.3)             827            0.2
Purchased power - non-affiliates.................           33,561           39.3           44,556           34.7
Purchased power - affiliates.....................           31,557           75.6           63,112           70.5
Maintenance expense..............................           16,533           18.7           25,065           13.4
Depreciation and amortization....................          (34,124)         (19.6)         (27,642)          (8.3)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased in the second quarter of 2001 by $22.1 million or 2.8% and increased year-to-date 2001 by $12.1 million or 0.8% when compared to the respective periods in 2000. The decrease for the second quarter 2001 is primarily due to a 5% decrease in energy sales to residential customers as a result of milder weather in this quarter compared to the same period in the prior year and an 8.8% decrease in energy sales to industrial customers due to a continued slowdown in manufacturing activity that is occurring in the State of Georgia, partially offset by a 2.4% increase in commercial energy sales due to increased number of commercial customers. The year-to-date 2001 retail sales revenue was higher due primarily to a 4.9% increase in energy sales to commercial customers partially offset by the milder weather in the second quarter.

     Sales for resale - non-affiliates. During the second quarter and year-to-date 2001, sales for resale to non-affiliates was higher when compared to the corresponding periods in 2000 primarily due to increased demand for energy which was in large part offset by energy expenses. Also, reflected in these revenues are sales from Plant Dahlberg which went into service in the second quarter of 2000.

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

     Other revenues. For the second quarter and year-to-date 2001, other revenues increased when compared to the same periods in 2000 due mainly to higher revenues from transmission of electricity for others and distribution systems equipment rentals.

     Fuel expense. During the second quarter of 2001, fuel expense went down when compared to the same period in 2000 due primarily to decreased generation due to reduced demand for energy by retail customers. Fuel costs year-to-date 2001 remained relatively flat when compared to the corresponding period in 2000. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. For the second quarter and year-to-date 2001, the costs associated with purchased power from non-affiliates were higher due to increased demand for energy by wholesale customers and increased prices for natural gas and oil. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Maintenance expense. The primary reason for the second quarter and year-to-date 2001 increases when compared to the corresponding periods in 2000 is work performed on power generating facilities and transmission and distribution facilities.

     Depreciation and amortization. The second quarter and year-to-date 2001 decreases result from lower depreciation charges under the 1998 rate plan. Reference is made to Note (G) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GEORGIA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

     Pursuant to GEORGIA's existing rate order approved by the Georgia PSC, GEORGIA was required to file a general rate case with the Georgia PSC by July 1, 2001. Accordingly, on June 29, 2001, GEORGIA filed a rate plan with the Georgia PSC. Reference is made to Note (G) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On July 31, 2001, GEORGIA transferred ownership of the Plant Dahlberg generating units at net book value to Southern Power Company, an affiliated company.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K.

     Reference is made to Notes (C) through (H), (K) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standards

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

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. GEORGIA has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. GEORGIA has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.


FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 2001 was the addition of approximately $740.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million of Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million outstanding principal amount of First Mortgage Bonds, 6 5/8% Series due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness.

     In May 2001, GEORGIA issued $150 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale were used in May 2001 to repurchase $47 million aggregate principal amount of First Mortgage Bonds, 7.70% Series due May 1, 2025, $1.9 million aggregate principal amount of First Mortgage Bonds, 6 7/8% Series due April 1, 2008 and $8.1 million aggregate principal amount of First Mortgage Bonds, 6.07% Series due December 1, 2005, and to redeem in June 2001 $75 million outstanding principal amount of GEORGIA's First Mortgage Bonds, 6.35% Series due August 1, 2003. The remainder was used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In July 2001, GEORGIA sold, through public authorities, an aggregate principal amount of $58.8 million of pollution control revenue bonds due July 1, 2031. Also in July 2001, GEORGIA sold, through public authorities, $67 million of pollution control revenue bonds due July 1, 2016. The proceeds of these sales are being used to redeem various series of outstanding pollution control revenue bonds.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 2001 approximately $15.1 million of cash and cash equivalents and approximately $1.765 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GEORGIA and other SOUTHERN subsidiaries. At June 30, 2001, GEORGIA had outstanding $86.2 million of notes payable and $711.2 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY


                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months              For the Six Months
                                                               Ended June 30,                   Ended June 30,
                                                           2001              2000             2001           2000
                                                      ----------------  ---------------- --------------- --------------
                                                                       (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                 $141,098          $142,360        $266,661       $259,167
Sales for resale --
 Non-affiliates                                                20,297            16,609          40,444         27,587
 Affiliates                                                     9,056            20,566          17,666         29,233
Other revenues                                                  9,979             2,585          20,688          4,631
                                                      ----------------  ---------------- --------------- --------------
Total operating revenues                                      180,430           182,120         345,459        320,618
                                                      ----------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
 Fuel                                                          53,138            57,020         102,470         98,663
 Purchased power --
  Non-affiliates                                               16,537            15,781          25,038         22,395
  Affiliates                                                    6,014             3,578          17,580          6,736
 Other                                                         29,009            29,979          56,235         57,167
Maintenance                                                    14,376            15,346          27,835         29,522
Depreciation and amortization                                  16,932            16,443          33,607         32,810
Taxes other than income taxes                                  13,722            13,468          27,207         26,813
                                                      ----------------  ---------------- --------------- --------------
Total operating expenses                                      149,728           151,615         289,972        274,106
                                                      ----------------  ---------------- --------------- --------------
Operating Income                                               30,702            30,505          55,487         46,512
Other Income (Expense):
Interest income                                                   337               289             507            727
Other, net                                                        222              (934)           (577)        (1,438)
                                                      ----------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                      31,261            29,860          55,417         45,801
                                                     ----------------  ---------------- --------------- --------------
Interest and Other:
Interest expenses, net                                          6,423             7,496          12,696         14,564
Distributions on preferred securities of subsidiary             1,550             1,550           3,100          3,100
                                                      ----------------  ---------------- --------------- --------------
Total interest charges and other, net                           7,973             9,046          15,796         17,664
                                                      ----------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                   23,288            20,814          39,621         28,137
Income taxes                                                    8,464             7,833          14,615         10,449
                                                      ----------------  ---------------- --------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                             14,824            12,981          25,006         17,688
Cumulative effect of accounting change --
 less income taxes of $42 thousand                                  -                 -              68              -
                                                      ----------------  ---------------- --------------- --------------
Net Income                                                     14,824            12,981          25,074         17,688
Dividends on Preferred Stock                                       54                54             108            108
                                                      ----------------  ---------------- --------------- --------------
Net Income After Dividends on Preferred Stock                 $14,770           $12,927         $24,966        $17,580
                                                      ================  ================ =============== ==============


                 The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $25,074          $17,688
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                      35,554           34,793
   Deferred income taxes and investment tax credits, net                                              (1,737)          (8,245)
   Other, net                                                                                            547            5,202
   Changes in certain current assets and liabilities --
    Receivables, net                                                                                   5,791          (11,728)
    Fossil fuel stock                                                                                (24,143)          (1,914)
    Materials and supplies                                                                              (279)           1,335
    Accounts payable                                                                                 (36,430)           5,789
    Other                                                                                             17,730           27,476
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           22,107           70,396
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                            (163,048)         (48,452)
Other                                                                                                 22,471           (9,289)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                              (140,577)         (57,741)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             73,225            3,000
Proceeds --
 Capital contributions from parent company                                                            70,000                -
Retirements --
 Other long-term debt                                                                                    (71)            (924)
Payment of preferred stock dividends                                                                    (108)            (108)
Payment of common stock dividends                                                                    (26,800)         (29,500)
Other                                                                                                      -              (22)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                               116,246          (27,554)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                               (2,224)         (14,899)
Cash and Cash Equivalents at Beginning of Period                                                       4,381           15,753
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                           $ 2,157             $854
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $14,734          $16,335
 Income taxes (net of refunds)                                                                         7,748            5,207





              The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 2,157                 $ 4,381
Receivables --
 Customer accounts receivable                                                                  69,799                  69,820
 Other accounts and notes receivable                                                            6,914                   2,179
 Affiliated companies                                                                           4,137                  15,026
 Accumulated provision for uncollectible accounts                                              (1,226)                 (1,302)
Fossil fuel stock, at average cost                                                             40,911                  16,768
Materials and supplies, at average cost                                                        29,312                  29,033
Regulatory clauses under recovery                                                               7,694                   2,112
Other                                                                                          10,356                   6,543
                                                                                   -------------------    --------------------
Total current assets                                                                          170,054                 144,560
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                  1,908,958               1,892,023
Less accumulated provision for depreciation                                                   889,298                 867,260
                                                                                   -------------------    --------------------
                                                                                            1,019,660               1,024,763
Construction work in progress                                                                 205,428                  71,008
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        1,225,088               1,095,771
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  6,770                   4,510
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       16,365                  15,963
Prepaid pension costs                                                                          26,356                  23,491
Debt expense, being amortized                                                                   2,315                   2,392
Premium on reacquired debt, being amortized                                                    15,130                  15,866
Other                                                                                          15,164                  12,943
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        75,330                  70,655
                                                                                   -------------------    --------------------
Total Assets                                                                               $1,477,242              $1,315,496
                                                                                   ===================    ====================







              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
------------------------------------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Notes payable                                                                               $ 116,225                $ 43,000
Accounts payable --
 Affiliated                                                                                    16,240                  17,558
 Other                                                                                         32,872                  38,153
Customer deposits                                                                              13,980                  13,474
Taxes accrued --
 Income taxes                                                                                  12,552                   3,864
 Other                                                                                         12,667                   8,749
Interest accrued                                                                                7,895                   8,324
Provision for rate refund                                                                       4,039                   7,203
Vacation pay accrued                                                                            4,512                   4,512
Regulatory clauses over recovery                                                                7,123                   6,848
Other                                                                                          15,964                   1,584
                                                                                   -------------------    --------------------
Total current liabilities                                                                     244,069                 153,269
                                                                                   -------------------    --------------------
Long-term debt                                                                                366,094                 365,993
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                             158,463                 155,074
Deferred credits related to income taxes                                                       33,274                  38,255
Accumulated deferred investment tax credits                                                    25,016                  25,792
Employee benefits provisions                                                                   36,487                  34,507
Other                                                                                          29,059                  25,992
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  282,299                 279,620
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                            85,000                  85,000
                                                                                   -------------------    --------------------
Preferred stock                                                                                 4,236                   4,236
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
 Authorized  - 992,717 shares
 Outstanding - 992,717 shares                                                                  38,060                  38,060
Paid-in capital                                                                               303,476                 233,476
Premium on preferred stock                                                                         12                      12
Retained earnings                                                                             153,996                 155,830
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             495,544                 427,378
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                 $1,477,242              $1,315,496
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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 2001 was $14.8 million and $25.0 million, respectively, compared to $12.9 million and $17.6 million for the same periods in 2000. The second quarter 2001 earnings were higher by $1.8 million or 14.3% due primarily to a reduction in interest expense, an increase in allowance for equity funds used during construction and the discontinuance of the appliance sales division. Year-to-date 2001 earnings increased by $7.4 million or 42% due primarily to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $(1,262)          (0.9)          $7,494            2.9
Sales for resale - non-affiliates................            3,688           22.2           12,857           46.6
Sales for resale - affiliates....................          (11,510)         (56.0)         (11,567)         (39.6)
Other revenues...................................            7,394          286.0           16,057          346.7
Fuel expense.....................................           (3,882)          (6.8)           3,807            3.9
Purchased power - non-affiliates.................              756            4.8            2,643           11.8
Purchased power - affiliates.....................            2,436           68.1           10,844          161.0
Maintenance expense..............................             (970)          (6.3)          (1,687)          (5.7)
Other, net.......................................            1,156          123.8              861           59.9

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales decreased slightly $0.2 million or 0.2% for the second quarter 2001 and increased $6.3 million or 4.1% year-to-date 2001. The year-to-date 2001 increase in retail sales revenue was primarily due to a 6.2% increase in retail energy sales which is attributed to favorable weather conditions and growth in the number of customers served by GULF.

     Sales for resale - non-affiliates. In the second quarter and year-to-date 2001, sales for resale to non-affiliates increased primarily as a result of increased unit power energy sales. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other revenues. The second quarter and year-to-date 2001 increases resulted from fuel clause adjustments made to other operating revenues to reflect the difference between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Fuel expense. Fuel expense in the second quarter of 2001 was down due to less generation related to reduced demand for energy by retail customers when compared to the same period in 2000. The year-to-date 2001 fuel expense increase is a result of increased fuel prices for the first half of 2001 compared to 2000 and increased generation during the first quarter 2001 that was partially offset in the second quarter 2001 by reduced generation. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. The increases for the second quarter and year-to-date 2001 when compared to the corresponding periods in 2000 are primarily attributed to an increase in energy purchases to meet the demand for energy by wholesale customers. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Maintenance expense. For the second quarter and year-to-date 2001, maintenance expense was down when compared to the same periods in 2000 due primarily to higher turbine outage expenses and special projects performed in the first half of 2000.

     Other, net. The second quarter and year-to-date 2001 increases when compared to the corresponding periods in 2000 are mainly due to higher allowance for equity funds used during construction for the current year related to the construction of GULF's new combined cycle unit, partially offset by higher expenses related to the discontinuance of GULF's appliance sales division for the same periods in 2000.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standards

Effective January 1, 2001, GULF adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. All derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. GULF has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


recognized as operating expenses. Statement No. 143 must be adopted by 2003. GULF has not yet quantified the impact of adopting Statement No. 143 on its financial statements.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 2001 included the addition of approximately $163 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, capital contributions from SOUTHERN and short-term indebtedness. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

On August 3, 2001, GULF issued $60 million of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the sale will be used to redeem $30 million outstanding principal amount of GULF's First Mortgage Bonds, 6 1/8% Series due July 1, 2003 and to repay a portion of GULF's short-term indebtedness. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at June 30, 2001 approximately $2.2 million of cash and cash equivalents and $123 million of unused committed lines of credit with banks. The credit arrangements provide liquidity support to GULF's obligations with respect to variable rate pollution control bonds and commercial paper. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GULF and other SOUTHERN subsidiaries. At June 30, 2001, GULF had $58 million of notes payable to banks and $58.2 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                                                      MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                    Ended June 30,
                                                         2001              2000             2001            2000
                                                    ----------------  ---------------- ---------------- --------------
                                                                     (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                               $127,802          $132,749         $242,381       $233,711
Sales for resale --
 Non-affiliates                                              49,437            35,787           89,725         62,349
 Affiliates                                                  23,604             4,303           35,592          8,884
Other revenues                                                3,106             3,189            7,563          5,789
                                                   ----------------  ---------------- ---------------- --------------
Total operating revenues                                    203,949           176,028          375,261        310,733
                                                    ----------------  ---------------- ---------------- --------------
Operating Expenses:
Operation --
 Fuel                                                        73,064            52,513          110,548         89,573
 Purchased power --
  Non-affiliates                                             14,183            13,152           28,806         17,160
  Affiliates                                                 13,167            11,433           44,703         23,055
 Other                                                       32,764            27,954           59,133         54,685
Maintenance                                                  13,441            17,247           27,289         30,184
Depreciation and amortization                                13,962            13,508           25,878         25,221
Taxes other than income taxes                                10,728            12,091           22,649         24,132
                                                    ----------------  ---------------- ---------------- --------------
Total operating expenses                                    171,309           147,898          319,006        264,010
                                                    ----------------  ---------------- ---------------- --------------
Operating Income                                             32,640            28,130           56,255         46,723
Other Income:
Interest income                                                  79                41              223            140
Other, net                                                    1,856               437            2,063            791
                                                    ----------------  ---------------- ---------------- --------------
Earnings Before Interest and Income Taxes                    34,575            28,608           58,541         47,654
                                                    ----------------  ---------------- ---------------- --------------
Interest Expense and Other:
Interest expense, net                                         6,218             7,489           13,164         14,443
Distributions on preferred securities of subsidiary             678               699            1,356          1,398
                                                    ----------------  ---------------- ---------------- --------------
Total interest charges and other, net                         6,896             8,188           14,520         15,841
                                                    ----------------  ---------------- ---------------- --------------
Earnings Before Income Taxes                                 27,679            20,420           44,021         31,813
Income taxes                                                 10,605             7,684           16,729         11,852
                                                    ----------------  ---------------- ---------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                           17,074            12,736           27,292         19,961
Cumulative effect of accounting change --
 less income taxes of $43 thousand                                -                 -               70              -
                                                    ----------------  ---------------- ---------------- --------------
Net Income                                                   17,074            12,736           27,362         19,961
Dividends on Preferred Stock                                    503               504            1,034          1,007
                                                    ----------------  ---------------- ---------------- --------------
Net Income After Dividends on Preferred Stock               $16,571          $ 12,232          $26,328       $ 18,954
                                                    ================  ================ ================ ==============



              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                                  2001            2000
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                          $27,362         $19,961
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                     27,836          27,444
   Deferred income taxes and investment tax credits, net                                               (239)         (2,669)
   Other, net                                                                                         2,086           6,407
   Changes in certain current assets and liabilities --
     Receivables, net                                                                               (10,692)            245
     Fossil fuel stock                                                                              (30,500)          6,623
     Materials and supplies                                                                          (1,153)           (391)
     Accounts payable                                                                                 6,861          (8,686)
     Other                                                                                              231          (4,035)
                                                                                              -------------- ---------------
Net cash provided from operating activities                                                          21,792          44,899
                                                                                              -------------- ---------------
Investing Activities:
Gross property additions                                                                            (23,032)        (44,921)
Other                                                                                                (5,358)         (9,297)
                                                                                              -------------- ---------------
Net cash used for investing activities                                                              (28,390)        (54,218)
                                                                                              -------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            22,724         (10,500)
Proceeds --
 Other long-term debt                                                                                     -         100,000
 Capital contributions from parent company                                                           70,000          10,000
Retirements --
 First mortgage bonds                                                                               (36,000)              -
 Other long-term debt                                                                               (20,547)        (50,681)
Payment of preferred stock dividends                                                                 (1,034)         (1,007)
Payment of common stock dividends                                                                   (25,300)        (27,400)
Other                                                                                                   (78)           (253)
                                                                                              -------------- ---------------
Net cash provided from financing activities                                                           9,765          20,159
                                                                                              -------------- ---------------
Net Change in Cash and Cash Equivalents                                                               3,167          10,840
Cash and Cash Equivalents at Beginning of Period                                                      7,531             173
                                                                                              -------------- ---------------
Cash and Cash Equivalents at End of Period                                                          $10,698         $11,013
                                                                                              ============== ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                               $14,616         $13,776
 Income taxes (net of refunds)                                                                       $1,472            $104




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                        2001              At December 31,
Assets                                                                               (Unaudited)               2000
------
                                                                                 --------------------   --------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $  10,698               $  7,531
Receivables --
 Customer accounts receivable                                                                 53,676                 48,001
 Under recovered regulatory clauses                                                           23,181                 24,063
 Other accounts and notes receivable                                                          25,580                 21,843
 Affiliated companies                                                                         12,214                 10,071
 Accumulated provision for uncollectible accounts                                               (691)                  (571)
Fossil fuel stock, at average cost                                                            41,720                 11,220
Materials and supplies, at average cost                                                       22,847                 21,694
Other                                                                                         14,909                  8,320
                                                                                 --------------------   --------------------
Total current assets                                                                         204,134                152,172
                                                                                 --------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                 1,704,302              1,665,879
Less accumulated provision for depreciation                                                  675,198                652,891
                                                                                 --------------------   --------------------
                                                                                           1,029,104              1,012,988
Construction work in progress                                                                 43,010                 60,951
                                                                                 --------------------   --------------------
Total property, plant, and equipment                                                       1,072,114              1,073,939
                                                                                 --------------------   --------------------
Other Property and Investments                                                                 2,292                  2,268
                                                                                 --------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      13,543                 13,860
Prepaid pension costs                                                                          8,579                  6,724
Debt expense, being amortized                                                                  4,492                  4,628
Premium on reacquired debt, being amortized                                                    7,061                  7,168
Other                                                                                         17,818                 14,312
                                                                                 --------------------   --------------------
Total deferred charges and other assets                                                       51,493                 46,692
                                                                                 --------------------   --------------------
Total Assets                                                                              $1,330,033             $1,275,071
                                                                                 ====================   ====================





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                     At June 30,
                                                                                        2001              At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)               2000
------------------------------------
                                                                                 --------------------   --------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 80,020                  $  20
Notes payable                                                                                 78,724                 56,000
Accounts payable --
 Affiliated                                                                                    4,653                 10,715
 Other                                                                                        57,920                 48,146
Customer deposits                                                                              5,869                  5,274
Taxes accrued --
 Income taxes                                                                                 25,943                  8,769
 Other                                                                                        21,400                 36,799
Interest accrued                                                                               3,721                  4,482
Vacation pay accrued                                                                           5,701                  5,701
Other                                                                                         11,236                  7,003
                                                                                 --------------------   --------------------
Total current liabilities                                                                    295,187                182,909
                                                                                 --------------------   --------------------
Long-term debt                                                                               234,205                370,511
                                                                                 --------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            141,567                139,909
Deferred credits related to income taxes                                                      24,408                 25,603
Accumulated deferred investment tax credits                                                   22,875                 23,481
Employee benefits provisions                                                                  35,126                 34,671
Workforce reduction plan                                                                       8,992                  9,734
Other                                                                                         24,938                 16,546
                                                                                 --------------------   --------------------
Total deferred credits and other liabilities                                                 257,906                249,944
                                                                                 --------------------   --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding company junior
 subordinated notes                                                                           35,000                 35,000
                                                                                 --------------------   --------------------
Preferred stock                                                                               31,809                 31,809
                                                                                 --------------------   --------------------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
  Par value                                                                                   37,691                 37,691
  Paid-in capital                                                                            264,160                194,161
  Premium on preferred stock                                                                     326                    326
Retained earnings                                                                            173,749                172,720
                                                                                 --------------------   --------------------
Total common stockholder's equity                                                            475,926                404,898
                                                                                 --------------------   --------------------

Total Liabilities and Stockholder's Equity                                                $1,330,033             $1,275,071
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 2001 was $16.6 million and $26.3 million, respectively, compared to $12.2 million and $18.9 million for the corresponding periods of 2000. The increases in earnings of $4.3 million or 35.5% and $7.4 million or 38.9% for the second quarter and year-to-date 2001, respectively, are attributed primarily to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................         $ (4,947)          (3.7)        $  8,670            3.7
Sales for resale - non-affiliates................           13,650           38.1           27,376           43.9
Sales for resale - affiliates....................           19,301          448.5           26,708          300.6
Fuel expense.....................................           20,551           39.1           20,975           23.4
Purchased power - non-affiliates.................            1,031            7.8           11,646           67.9
Purchased power - affiliates.....................            1,734           15.2           21,648           93.9
Other operation expense..........................            4,810           17.2            4,448            8.1
Maintenance expense..............................           (3,806)         (22.1)          (2,895)          (9.6)
Taxes other than income taxes....................           (1,363)         (11.3)          (1,483)          (6.1)
Other income.....................................            1,457          304.8            1,355          145.5
Interest expense, net............................           (1,271)         (16.9)          (1,279)          (8.9)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was down by $1.2 million or 1.6% in the second quarter 2001 and $0.3 million or 0.3% year-to-date 2001 when compared to the corresponding periods in 2000 due to lower retail energy sales. Decreases in retail energy sales of 2.7% in the second quarter of 2001 and 1.9% year-to-date 2001 are largely due to mild weather.

     Sales for resale - non-affiliates. This item increased during the second quarter and year-to-date 2001 when compared to the same periods in 2000 as a result of increased demand for energy by non-affiliates and additional power sales as a result of the commercial operation of Plant Daniel Units 3 and 4.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. For the second quarter and year-to-date 2001, fuel expense was higher when compared to the same periods in 2000 due mostly to increased generation to meet energy demands and higher cost of fuel.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. This expense increased during the second quarter and year-to-date 2001 primarily as a result of the need to meet higher demand for energy. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues.

     Other operation expense. The second quarter and year-to-date 2001 increases are related to the commercial operation of Plant Daniel Units 3 and 4.

     Maintenance expense. This expense decreased in the second quarter and year-to-date 2001 due primarily to the timing of maintenance work to be performed during 2001.

     Taxes other than income taxes. For the second quarter and year-to-date 2001, taxes other than income taxes decreased when compared to the same periods in 2000 due primarily to lower ad valorem taxes.

     Other income. For the second quarter and year-to-date 2001, other, net increased when compared to the same periods in 2000 as a result of project work completed in the second quarter 2001.

     Interest expense, net. Interest expenses are lower for the second quarter and year-to-date as a result of lower interest rates on debt outstanding.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters, the effect of weather, and the economy on energy sales. On August 3, 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million. The requested increase would take effect in January 2002. As a result of the filing, the Mississippi PSC suspended the operation of MISSISSIPPI's formula rate plan until an order is issued on MISSISSIPPI's request. The Mississippi PSC is required to rule on MISSISSIPPI'S request in December 2001. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

New Accounting Standards

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

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. MISSISSIPPI has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. MISSISSIPPI has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 2001 included the addition of approximately $23 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and financing activities. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 2001 approximately $10.7 million of cash and cash equivalents and approximately $124.3 million of unused committed credit arrangements with banks. The credit arrangements provide liquidity support to MISSISSIPPI's obligation with respect to variable rate pollution control bonds and commercial paper. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of MISSISSIPPI and other SOUTHERN subsidiaries. At June 30, 2001, MISSISSIPPI had outstanding $23.0 million of notes payable to banks and $55.7 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Three Months              For the Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                             2001              2000             2001           2000
                                                        ----------------  ---------------- --------------- --------------
                                                                         (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                    $70,716           $70,323        $129,135       $120,108
Sales for resale --
 Non-affiliates                                                   2,016               997           3,574          1,566
 Affiliates                                                         651             1,033           1,878          2,754
Other revenues                                                      587               427           1,074            742
                                                        ----------------  ---------------- --------------- --------------
Total operating revenues                                         73,970            72,780         135,661        125,170
                                                        ----------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
 Fuel                                                            13,119            16,763          22,513         26,510
 Purchased power --
  Non-affiliates                                                  5,756             5,405           8,082          7,593
  Affiliates                                                     12,957             8,570          28,705         16,620
 Other                                                           13,035            12,601          25,151         24,648
Maintenance                                                       4,949             5,478          10,997         10,144
Depreciation and amortization                                     6,460             6,309          12,920         12,618
Taxes other than income taxes                                     3,510             3,310           6,745          6,354
                                                       ----------------  ---------------- --------------- --------------
Total operating expenses                                         59,786            58,436         115,113        104,487
                                                        ----------------  ---------------- --------------- --------------
Operating Income                                                 14,184            14,344          20,548         20,683
Other Income (Expense):
Interest income                                                      84                38             117             79
Other, net                                                         (138)             (262)           (314)          (404)
                                                        ----------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                        14,130            14,120          20,351         20,358
                                                        ----------------  ---------------- --------------- --------------
Interest Charges and Other:
Interest expense, net                                             3,264             3,179           6,540          6,200
Distributions on preferred securities of subsidiary                 685               685           1,370          1,370
                                                        ----------------  ---------------- --------------- --------------
Total interest charges and other, net                             3,949             3,864           7,910          7,570
                                                        ----------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                     10,181            10,256          12,441         12,788
Income taxes                                                      3,935             3,969           4,741          4,858
                                                        ----------------  ---------------- --------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                                6,246             6,287           7,700          7,930
Cumulative effect of accounting change --
 less income taxes of $14 thousand                                    -                 -              22              -
                                                        ----------------  ---------------- --------------- --------------
Net Income                                                      $ 6,246           $ 6,287         $ 7,722        $ 7,930
                                                        ================  ================ =============== ==============





               The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                            $7,722           $7,930
Adjustments to reconcile net income
 to net cash provided from operating activities --
   Depreciation and amortization                                                                      13,945           13,495
   Deferred income taxes and investment tax credits, net                                              (5,097)          (1,563)
   Other, net                                                                                          1,955            3,326
   Changes in certain current assets and liabilities --
     Receivables, net                                                                                 (5,096)         (13,588)
     Fossil fuel stock                                                                                (3,610)              94
     Materials and supplies                                                                             (261)            (706)
     Accounts payable                                                                                 (8,431)           8,627
     Other                                                                                            13,559            2,468
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           14,686           20,083
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (18,546)         (13,325)
Other, net                                                                                               229           (3,279)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (18,317)         (16,604)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              5,540            7,400
Proceeds --
 Other long-term debt                                                                                 65,000                -
Retirements --
 First mortgage bonds                                                                                (20,642)               -
 Other long-term debt                                                                                (30,441)            (304)
Payment of common stock dividends                                                                    (10,900)         (12,300)
Other                                                                                                   (355)               -
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                                 8,202           (5,204)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                                4,571           (1,725)
Cash and Cash Equivalents at Beginning of Period                                                           -            6,553
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $4,571           $4,828
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $7,354           $5,774
 Income taxes (net of refunds)                                                                        (2,915)           2,867





            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 4,571                     $ -
Receivables --
 Customer accounts receivable                                                                  37,327                  28,189
 Under recovered retail fuel clause revenue                                                    36,022                  39,632
 Other accounts and notes receivable                                                              901                   1,412
 Affiliated companies                                                                             837                     738
 Accumulated provision for uncollectible accounts                                                (429)                   (407)
Fossil fuel stock, at average cost                                                             10,749                   7,140
Materials and supplies, at average cost                                                         9,205                   8,944
Prepaid Taxes                                                                                       -                   8,651
Other                                                                                           3,141                     377
                                                                                   -------------------    --------------------
Total current assets                                                                          102,324                  94,676
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                    842,903                 829,270
Less accumulated provision for depreciation                                                   393,608                 382,030
                                                                                   -------------------    --------------------
                                                                                              449,295                 447,240
Construction work in progress                                                                  10,847                   6,782
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                          460,142                 454,022
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  2,192                   2,066
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       13,097                  12,404
Cash surrender value of life insurance for deferred compensation plans                         17,632                  17,954
Debt expense, being amortized                                                                   3,268                   3,003
Premium on reacquired debt, being amortized                                                     7,233                   7,575
Other                                                                                           2,129                   2,527
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        43,359                  43,463
                                                                                   -------------------    --------------------
Total Assets                                                                                 $608,017                $594,227
                                                                                   ===================    ====================





            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS

                                                                                      At June 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
------------------------------------
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 754                $ 30,698
Notes payable                                                                                  50,940                  45,400
Accounts payable --
 Affiliated                                                                                     7,621                  16,153
 Other                                                                                          8,284                   7,738
Customer deposits                                                                               5,994                   5,696
Taxes accrued --
 Income taxes                                                                                   3,336                   3,450
 Other                                                                                          2,542                   1,435
Interest accrued                                                                                4,602                   4,541
Vacation pay accrued                                                                            2,340                   2,276
Other                                                                                           7,990                   7,973
                                                                                   -------------------    --------------------
Total current liabilities                                                                      94,403                 125,360
                                                                                   -------------------    --------------------
Long-term debt                                                                                160,763                 116,902
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                              79,154                  79,756
Deferred credits related to income taxes                                                       15,282                  16,038
Accumulated deferred investment tax credits                                                    10,284                  10,616
Deferred compensation plans                                                                    12,909                  11,968
Employee benefits provisions                                                                   11,629                   9,236
Other                                                                                          11,776                   9,357
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  141,034                 136,971
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                            40,000                  40,000
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
 Par value                                                                                     54,223                  54,223
Paid-in capital                                                                                11,266                  11,265
Retained earnings                                                                             106,328                 109,506
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             171,817                 174,994
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                   $608,017                $594,227
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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the second quarter and year-to-date 2001 was $6.2 million and $7.7 million, respectively, as compared to $6.3 million and $7.9 million for the corresponding periods of 2000. Earnings were flat in the second quarter 2001 and down slightly year-to-date 2001, reflecting higher operating revenues that were fully offset by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Second Quarter                   Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................         $    393            0.6         $  9,027            7.5
Sales for resale - non-affiliates................            1,019          102.2            2,008          128.2
Sales for resale - affiliates....................             (382)         (37.0)            (876)         (31.8)
Fuel expense.....................................           (3,644)         (21.7)          (3,997)         (15.1)
Purchased power - non-affiliates.................              351            6.5              489            6.4
Purchased power - affiliates.....................            4,387           51.2           12,085           72.7
Maintenance expense..............................             (529)          (9.7)             853            8.4

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue decreased by $0.3 million or 0.8% for the second quarter of 2001 and increased by $1.1 million or 1.5% year-to-date 2001 when compared to the same periods in 2000. For the second quarter 2001, retail sales revenue decreased primarily due to a 6.6% decrease in energy sales in the industrial sector. Industrial energy sales were affected by reduced demand from one industrial customer in the second quarter of 2001. The year-to-date 2001 increase in retail sales revenue is attributed to a 2.9% increase in energy sales to retail customers spurred by growth in the number of customers served by SAVANNAH, offset somewhat by the decrease in industrial sales.

     Sales for resale - non-affiliates. The second quarter and year-to-date 2001 increases are primarily due to more energy sales to non-affiliated wholesale customers than were recorded in the same periods in 2000. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. Fuel expense was lower in the second quarter and year-to-date 2001 when compared to the corresponding periods in 2000 as a result of reduced generation and lower average cost of fuel consumed.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. The second quarter and year-to-date 2001 increases are due primarily to higher costs associated with these energy purchases. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues.

     Maintenance expense. During the second quarter of 2001, this expense was lower due mainly to an unscheduled maintenance outage and a boiler outage during the same period in 2000. The year-to-date 2001 increase is attributed to a scheduled major maintenance outage at one of SAVANNAH's plants.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

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

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with eight non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process, directed the parties to participate in the mediation for 45 days and ordered the mediator to file a report within 10 days following the end of the mediation. These discussions are ongoing and it is expected that the mediator will make a report by mid-September 2001.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F), (K) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

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

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted in 2002. SAVANNAH has not yet quantified the impact of adopting Statement No. 142 on its financial statements; however, the impact is not expected to be material.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. SAVANNAH has not yet quantified the impact of adopting Statement No. 143 on its financial statements.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 2001 included the addition of approximately $18 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, credit arrangements with banks and financings. See SAVANNAH's Condensed Statements of Cash Flows for further details.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In May 2001, SAVANNAH issued $65 million aggregate principal amount of senior notes consisting of $20 million of Series B 5.12% Senior Notes due May 15, 2003 and $45 million of Series C 6.55% Senior Notes due May 15, 2008. The proceeds of the sale were used to redeem in June 2001 the $20 million outstanding principal amount of SAVANNAH's First Mortgage Bonds, 6 3/8% Series due July 1, 2003 and to repay $30 million in bank loans and a portion of SAVANNAH's outstanding short-term indebtedness.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 2001 approximately $4.6 million of cash and cash equivalents and approximately $65.5 million of unused committed credit arrangements with banks. The credit arrangements provide liquidity support to SAVANNAH's obligation with respect to variable rate pollution control bonds and commercial paper. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of SAVANNAH and other SOUTHERN subsidiaries. At June 30, 2001, SAVANNAH had outstanding $20.8 million of notes payable to banks and $30.1 million of commercial paper. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant          Applicable Notes

                  SOUTHERN            A, B, C, D, E, F, G, H, I, J, K, N, O

                  ALABAMA             A, C, D, E, F, K, N

                  GEORGIA             A, C, D, E, F, G, H, K, M

                  GULF                A, C, D, E, F

                  MISSISSIPPI         A, C, D, E, F, L

                  SAVANNAH            A, C, D, E, F, K, M

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)   Reference is made to Note 11 to the financial statements of SOUTHERN in
      Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings" and "Discontinued Operations" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant.

      On April 2, 2001, SOUTHERN completed the spin off of Mirant with a tax free distribution to SOUTHERN's shareholders of its remaining ownership of 272 million Mirant shares. Shares from the spin off were distributed at a ratio of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. The distribution resulted in charges of approximately $3,323 million and $260 million to SOUTHERN's paid-in capital and retained earnings, respectively.

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

      The cumulative effect of adoption was a reduction of approximately $300 million in comprehensive income, which was all related to discontinued operations. The impact on net income was immaterial and less than $0.01 per share to each of the integrated Southeast utilities individually, as well as to SOUTHERN on a consolidated basis. The mark to market adjustments recorded during the second quarter of 2001 were also immaterial. However, the application and interpretation of Statement No. 133's requirements are still evolving and further guidance from the FASB is expected, which could further impact the financial statements of SOUTHERN and the integrated Southeast utilities. Also, as wholesale energy markets mature, the accounting for future transactions could be significantly impacted by Statement No. 133, resulting in more volatility in net income and comprehensive income.

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

      In May 2001, the Georgia PSC ordered that SAVANNAH implement a natural gas/oil hedging program to become effective June 1, 2001. In June 2001, the Mississippi PSC approved MISSISSIPPI's Energy Cost Management Clause to become effective June 1, 2001. These programs have been designed as a means to mitigate the effects of volatile fuel prices and to better match the cost recovery of fuel and energy related transactions.

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

(F) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective
      January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings above a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. In May 2000, the Georgia PSC ordered that these funds be maintained in a regulatory liability account and that interest be accrued on the account at the prime rate. These amounts are reflected on the balance sheets in deferred credits and other liabilities, other. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $11.6 million in the second quarter of 2001 and $51.3 million in the second quarter of 2000 and $49.2 million year-to-date 2001 and $87.9 million year-to-date 2000.

      Pursuant to GEORGIA's existing rate order, GEORGIA was required to file a general rate case with the Georgia PSC by July 1, 2001. Accordingly, on June 29, 2001, GEORGIA filed a rate plan with the Georgia PSC. GEORGIA's filing showed a base rate revenue deficiency of $103 million for the test period. GEORGIA's rate plan proposal waives the base rate increase in favor of a five-year plan that includes several modifications to the existing rate order. GEORGIA requested to continue operating within an earnings band, but requested that the mid-point of the band be increased by 100 basis points, to a range of between 11% and 13.5 % return on equity. As part of the proposal, GEORGIA also requested a continuation of the sharing mechanism that was approved in 1998. The new proposal would allow customers to keep two-thirds of any amount above the earnings range that can be attributed to weather, while GEORGIA would keep one-third. GEORGIA and its customers would each keep half of all other earnings above the range. GEORGIA also proposed a certified capacity cost recovery clause that would become effective on June 1, 2002. The Georgia PSC is expected to issue its decision by December 20, 2001 to be effective January 1, 2002. There can be no assurance that the plan, as submitted by GEORGIA, will be approved by the Georgia PSC.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(I) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At June 30, 2001, the total notional amount of guarantees was $96 million and the estimated fair value of net contractual commitments outstanding was approximately $17.3 million. Based upon a statistical analysis of credit risk, SOUTHERN's potential exposure under these contractual commitments would not materially differ from the estimated fair value. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1 percent on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred.

      Reference is made to Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(J) With respect to Mobile Energy, reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in
      Item 3 of the Form 10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement discussions among the affected parties.

(K)   Reference is made to Note 3 to the financial statements of SOUTHERN in
      Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to various lawsuits.

(L) Effective May 4, 2001, in connection with commercial operation of the 1,064-megawatt natural gas combined cycle facility at MISSISSIPPI's Plant Daniel (the "Facility"), MISSISSIPPI entered into the initial 10-year lease term under its lease arrangement for the Facility with Escatawpa Funding, Limited Partnership. The final completion cost will be approximately $370 million. The lease provides for a residual value guarantee (approximately 71% of the acquisition cost) by MISSISSIPPI that is due upon termination of the lease in certain circumstances. The lease also includes purchase and renewal options. Upon termination of the lease, at MISSISSIPPI's option, MISSISSIPPI may either exercise its purchase option or the facility can be sold to a third party. MISSISSIPPI expects the fair market value of the leased facility to substantially reduce or eliminate MISSISSIPPI's payment under the residual value guarantee. The annual amount of future minimum operating lease payments exclusive of any payment related to this guarantee will approximate $30 million during the initial term.

(M) In April 2001, SAVANNAH received an order from the Georgia PSC allowing SAVANNAH to set the fuel cost recovery rate to recover its approximately $40 million deferred fuel balance over three years and to recover approximately $137 million in projected annual fuel and purchased power costs, for a total recovery of about $150 million per year. The order "capped" energy strip purchases at $100 per megawatt. Any purchase agreement for summer energy strips priced in excess of the "cap" requires that the amount above $100 per megawatt be "imputed" as capacity and recovered through non-fuel rates. In a reconsideration of the SAVANNAH order, decided in a June 11, 2001 Administrative Session, the Georgia PSC ordered that all costs for energy purchases contracted for prior to April 30, 2001 may be recovered through the fuel clause. In May 2001, the Georgia PSC approved an increase to the retail fuel rate allowing GEORGIA to recover $87 million of unrecovered fuel costs over the next 24 months.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures. Effective July 2001, retail rates were adjusted under Rate CNP, Certificated New Plant, which allows ALABAMA to begin to recover costs for a new generating plant after it goes into commercial operation. ALABAMA placed Plant Barry, Unit 7 into commercial operation on May 1, 2001.

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



                                                     Integrated
                                                     Southeast         All            Reconciling
                                                     Utilities         Other          Eliminations    Consolidated
                                                     ----------------- -------------- --------------- ------------------
                                                                               (in millions)
    Three Months Ended June 30, 2001:
      Operating revenues                              $   2,503         $     70        $    (12)       $   2,561
      Segment net income (loss)                             276               (4)              -              272
    Six Months Ended June 30, 2001:
      Operating revenues                              $   4,724         $    119        $    (12)       $   4,831
      Segment net income (loss)                             475              (23)            140              592
    Total assets at June 30, 2001                       $28,032         $  3,307        $(2,053)          $29,286
    ------------------------------------------------ ----------------- -------------- --------------- ------------------

    Three Months Ended June 30, 2000:
      Operating revenues                              $   2,472         $     62        $    (12)       $   2,522
      Segment net income (loss)                             281              (28)             89              342
    Six Months Ended June 30, 2000:
      Operating revenues                              $   4,477         $    119        $    (22)       $   4,574
      Segment net income (loss)                             457              (51)            181              587
    Total assets at December 31, 2000                   $26,917         $  2,200        $  2,245          $31,362
    ------------------------------------------------ ----------------- -------------- --------------- ------------------


PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.


     (1) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of shareholders on May 23, 2001. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                     Nominees                               Shares For                  Shares Withhold Vote
                     Daniel P. Amos                           514,915,234                         6,937,409
                     Dorrit J. Bern                           514,640,987                         7,211,656
                     Thomas J. Chapman                        514,671,296                         7,181,347
                     H. Allen Franklin                        514,928,372                         6,924,271
                     Bruce S. Gordon                          514,734,568                         7,118,075
                     L. G. Hardman III                        514,775,095                         7,077,548
                     Elmer B. Harris                          514,806,224                         7,046,419
                     Donald M. James                          514,894,669                         6,957,974
                     Zack T. Pate                             515,004,974                         6,847,669
                     Gerald J. St. Pe                         514,782,135                         7,070,508

                 ALABAMA

                 ALABAMA held its annual meeting of common shareholders and preferred shareholders on April 27, 2001, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                         Thomas C. Meredith
                     David J. Cooper                        Mayer Mitchell
                     H. Allen Franklin                      William V. Muse
                     Elmer B. Harris                        Robert D. Powers
                     R. Kent Henslee                        Andreas Renschler
                     Carl E. Jones, Jr.                     C. Dowd Ritter
                     Patricia M. King                       James H. Sanford
                     James K. Lowder                        John Cox Webb, IV
                     Wallace D. Malone, Jr.                 James W. Wright

                 All 5,608,955 of the then outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)


                 GEORGIA

                 GEORGIA held its annual meeting of common shareholders and preferred shareholders on May 16, 2001, and the following persons were elected to serve as directors of GEORGIA:

                     Daniel P. Amos                  G. Joseph Prendergast
                     Juanita P. Baranco              David M. Ratcliffe
                     William A. Fickling, Jr.        William Jerry Vereen
                     H. Allen Franklin               Carl Ware
                     L. G. Hardman III               E. Jenner Wood, III
                     James R. Lientz, Jr.

                 All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

                 GULF

                 GULF held its annual meeting of common shareholders and preferred shareholders on May 22, 2001, and the following persons were elected to serve as directors of GULF:

                     Travis J. Bowden                       W. Deck Hull, Jr.
                     C. LeDon Anchors                       Joseph K. Tannehill
                     Fred C. Donovan                        Barbara H. Thames
                     H. Allen Franklin

                 In addition, at the annual meeting, shareholders were entitled to vote on an amendment of GULF's by-laws to allow GULF's board of directors to fill vacancies on the board under any circumstance.

                 All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors and the by-laws amendment. None of the shares of preferred stock were voted.

                 MISSISSIPPI

                 MISSISSIPPI held its annual meeting of common shareholders and preferred shareholders on May 21, 2001, and the following persons were elected to serve as directors of MISSISSIPPI:

                     Michael D. Garrett                     Malcolm Portera
                     Tommy E. Dulaney                       George A. Schloegel
                     Robert S. Gaddis                       Philip J. Terrell
                     Linda T. Howard                        N. Eugene Warr
                     Aubrey K. Lucas

                 All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. A total of 30 shares of preferred stock were voted in favor of the nominees for directors and no other shares of preferred stock were voted.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 SAVANNAH

                 By written consent, in lieu of the annual meeting of stockholders of SAVANNAH, effective May 3, 2001, the following persons were elected to serve as directors of SAVANNAH:

                     Gus H. Bell, III                  Anthony R. James
                     Archie H. Davis                   Robert B. Miller, III
                     Walter D. Gnann                   Arnold M. Tenenbaum

                 All of the 10,844,635 outstanding shares of SAVANNAH's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors.

Item 5.          Other Information.

                 Historically, the price for shares purchased from SOUTHERN under the Southern Investment Plan was calculated as the average of the high and low sale prices as reported on the NYSE Composite Transactions as published by The Wall Street Journal. On April 30, 2001, The Wall Street Journal ceased reporting such high and low sales prices. Accordingly, effective April 30, 2001, the price for shares purchased under the Southern Investment Plan is calculated as the average of the high and low sales prices on the NYSE Composite Transactions as reported to SOUTHERN by the NYSENET or, if the NYSENET is unavailable to SOUTHERN for any reason, as reported to SOUTHERN by the New York Stock Exchange or by such other sources as SOUTHERN deems accurate.

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

                        Exhibit 99 Important U.S. Federal Income Tax Information for Mirant spin off.

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

                        GEORGIA filed Current Reports on Form 8-K dated May 1, 2001 and May 14, 2001:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                        SAVANNAH filed a Current Report on Form 8-K dated May 8, 2001:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

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

                                                    Date:  August 14, 2001

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  August 14, 2001
                                       75

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


                                                        Date:  August 14, 2001

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

          GULF POWER COMPANY

     By   Travis J. Bowden
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                        Date:  August 14, 2001

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


                                                   Date:  August 14, 2001

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

                                                    Date:  August 14, 2001