Form 10-Q
period 2002-03-31
SOUTHERN CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2002-05-15
CIK 92122, 86940, 66904, 44545, 41091, 3153

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                  FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

Commission     Registrant, State of Incorporation,           I.R.S. Employer
File Number    Address and Telephone Number                  Identification No.



1-3526          The Southern Company                          58-0690070
                (A Delaware Corporation)
                270 Peachtree Street, N.W.
                Atlanta, Georgia 30303
                (404) 506-5000

1-3164          Alabama Power Company                         63-0004250
                (An Alabama Corporation)
                600 North 18th Street
                Birmingham, Alabama 35291
                (205) 257-1000

1-6468          Georgia Power Company                         58-0257110
                (A Georgia Corporation)
                241 Ralph McGill Boulevard, N.E.
                Atlanta, Georgia 30308
                (404) 506-6526

0-2429          Gulf Power Company                            59-0276810
                (A Maine Corporation)
                One Energy Place
                Pensacola, Florida 32520
                (850) 444-6111

001-11229       Mississippi Power Company                     64-0205820
                (A Mississippi Corporation)
                2992 West Beach
                Gulfport, Mississippi 39501
                (228) 864-1211

1-5072          Savannah Electric and Power Company           58-0418070
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

                                      Description of               Shares Outstanding
Registrant                            Common Stock                 at April 30, 2002

The Southern Company                  Par Value $5 Per Share            704,486,641
Alabama Power Company                 Par Value $40 Per Share             6,000,000
Georgia Power Company                 No Par Value                        7,761,500
Gulf Power Company                    No Par Value                          992,717
Mississippi Power Company             Without Par Value                   1,121,000
Savannah Electric and Power Company   Par Value $5 Per Share             10,844,635

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

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2002
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           20
                Condensed Statements of Cash Flows.................................................................           21
                Condensed Balance Sheets...........................................................................           22
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           24
             Georgia Power Company
                Condensed Statements of Income.....................................................................           30
                Condensed Statements of Cash Flows.................................................................           31
                Condensed Balance Sheets...........................................................................           32
                Condensed Statements of Comprehensive Income and Accumulated
                    Other Comprehensive Income.....................................................................           34
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           35
             Gulf Power Company
                Condensed Statements of Income.....................................................................           41
                Condensed Statements of Cash Flows.................................................................           42
                Condensed Balance Sheets...........................................................................           43
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           45
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           51
                Condensed Statements of Cash Flows.................................................................           52
                Condensed Balance Sheets...........................................................................           53
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           55
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           62
                Condensed Statements of Cash Flows.................................................................           63
                Condensed Balance Sheets...........................................................................           64
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           66
             Notes to the Condensed Financial Statements...........................................................           71
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           18
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           76
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           76
         Signatures ...............................................................................................           77

                                       3


                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 2001
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
ISA.........................................     Independent System Administrator
Mirant......................................     Mirant Corporation
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
operating companies.........................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange CommissionSOUTHERN
The Southern Company
Southern Power..............................     Southern Power Company
SOUTHERN system.............................     SOUTHERN, the operating companies and other subsidiaries
TVA.........................................     Tennessee Valley Authority

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

   This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. SOUTHERN cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain SOUTHERN subsidiaries and the race discrimination litigation against certain SOUTHERN subsidiaries; the effect, extent and timing of the entry of additional competition in the markets in which SOUTHERN's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or business, which cannot be assured to be completed or beneficial to SOUTHERN or its subsidiaries; the effects of, and changes in, economic conditions in the areas in which SOUTHERN's subsidiaries operate; the direct and indirect effects on SOUTHERN's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.


                                       5
         .

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                             2002                 2001
                                                                          -----------------------------------
                                                                                    (in thousands)
Operating Revenues:
Retail sales                                                                   $1,843,719         $1,885,745
Sales for resale                                                                  232,679            260,046
Other revenues                                                                    137,190            123,727
                                                                          ----------------  -----------------
Total operating revenues                                                        2,213,588          2,269,518
                                                                          ----------------  -----------------
Operating Expenses:
Fuel                                                                              574,193            607,481
Purchased power                                                                    67,617            114,026
Other operations                                                                  445,252            405,431
Maintenance                                                                       228,790            225,857
Depreciation and amortization                                                     240,389            303,666
Taxes other than income taxes                                                     139,847            137,309
                                                                          ----------------  -----------------
Total operating expenses                                                        1,696,088          1,793,770
                                                                          ----------------  -----------------
Operating Income                                                                  517,500            475,748
Other Income:
Interest income                                                                     4,803              5,810
Equity in losses of unconsolidated subsidiaries                                   (15,904)            (2,697)
Other, net                                                                          1,734              2,604
                                                                          ----------------  -----------------
Earnings From Continuing Operations
Before Interest and Income Taxes                                                  508,133            481,465
                                                                          ----------------  -----------------
Interest and Other:
Interest expense, net                                                             120,553            145,732
Distributions on capital and preferred
securities of subsidiaries                                                         42,527             42,241
Preferred dividends of subsidiaries                                                 4,381              4,805
                                                                          ----------------  -----------------
Total interest and other                                                          167,461            192,778
                                                                          ----------------  -----------------
Earnings From Continuing Operations Before
Income Taxes                                                                      340,672            288,687
Income taxes                                                                      116,386            109,944
                                                                          ----------------  -----------------
Earnings From Continuing Operations Before
Cumulative Effect of Accounting Change                                            224,286            178,743
Cumulative effect of accounting change --
   less income taxes of $477                                                            -                770
                                                                          ----------------  -----------------
Earnings From Continuing Operations                                               224,286            179,513
Earnings from discontinued operations, net of income
taxes of $91,752 for the three months ended 2001                                        -            140,032
                                                                          ----------------  -----------------
Consolidated Net Income                                                          $224,286           $319,545
                                                                          ================  =================
Common Stock Data:
Basic earnings per share of common stock --
Earnings per share from continuing operations                                       $0.32              $0.26
Earnings per share from discontinued operations                                     $0.00              $0.21
                                                                          ----------------  -----------------
Consolidated Basic Earnings Per Share                                               $0.32              $0.47
                                                                          ================  =================
Diluted earnings per share of common stock --
Earnings per share from continuing operations                                       $0.32              $0.26
Earnings per share from discontinued operations                                     $0.00              $0.21
                                                                          ----------------  -----------------
Consolidated Diluted Earnings Per Share                                             $0.32              $0.47
                                                                          ================  =================
Average number of basic shares of common
stock outstanding (in thousands)                                                  701,012            682,575
Average number of diluted shares of common
stock outstanding (in thousands)                                                  706,298            684,968
Cash dividends paid per share of common stock                                      $0.335             $0.335


            The accompanying notes as they relate to SOUTHERN are an
                       integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                               2002              2001
                                                                           ---------------------------------
                                                                                   (in thousands)
Operating Activities:
Consolidated net income                                                          $224,286          $319,545
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
Less income from discontinued operations                                                -           140,032
Depreciation and amortization                                                     274,523           327,793
Deferred income taxes and investment tax credits                                  (15,219)          (30,355)
Equity in losses of unconsolidated subsidiaries                                    16,881             2,697
Other, net                                                                         10,364          (344,997)
Changes in certain current assets and liabilities --
Receivables, net                                                                  196,907           324,046
Fossil fuel stock                                                                    (235)         (134,413)
Materials and supplies                                                              6,779               533
Accounts payable                                                                 (143,787)         (209,598)
Other                                                                            (125,517)            6,176
                                                                           --------------- -----------------
Net cash provided from operating activities of continuing operations              444,982           121,395
                                                                           --------------- -----------------
Investing Activities:
Gross property additions                                                         (680,155)         (670,183)
Other                                                                            (100,705)          (76,900)
                                                                           --------------- -----------------
Net cash used for investing activities of continuing operations                  (780,860)         (747,083)
                                                                           --------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                         (85,020)          197,365
Proceeds --
Other long-term debt                                                              842,972           458,582
Capital and preferred securities                                                   35,000                 -
Common stock                                                                      125,882            87,880
Redemptions --
First mortgage bonds                                                               (6,794)         (200,000)
Other long-term debt                                                             (397,075)           (6,145)
Payment of common stock dividends                                                (234,272)         (228,320)
Other                                                                              (2,744)           (5,777)
                                                                           --------------- -----------------
Net cash provided from financing activities of continuing operations              277,949           303,585
                                                                           --------------- -----------------
Cash provided by discontinued operations                                                -           302,668
                                                                           --------------- -----------------
Net Decrease in Cash and Cash Equivalents                                         (57,929)          (19,435)
Cash and Cash Equivalents at Beginning of Period                                  354,015           199,191
                                                                           --------------- -----------------
Cash and Cash Equivalents at End of Period                                       $296,086          $179,756
                                                                           =============== =================
Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
Interest (net of amount capitalized)                                              $82,315          $144,450
Income taxes (net of refunds)                                                     $57,638           ($4,069)



            The accompanying notes as they relate to SOUTHERN are an
                       integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                           At March 31,        At December 31,
Assets                                                                         2002                 2001
------
                                                                          --------------------------------------
                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                        $ 296,086            $ 354,015
Receivables, less accumulated provisions for uncollectible accounts of $23,995 at March 31, 2002 and $24,383
at December 31, 2001                                                             1,053,248            1,146,263
Under recovered retail fuel clause revenue                                         167,889              280,003
Fossil fuel stock, at average cost                                                 394,692              394,457
Materials and supplies, at average cost                                            543,438              550,217
Other                                                                              294,823              231,425
                                                                          -----------------  -------------------
Total current assets                                                             2,750,176            2,956,380
                                                                          -----------------  -------------------
Property, Plant, and Equipment:
In service                                                                      36,009,565           35,813,369
Less accumulated depreciation                                                   15,230,450           15,020,415
                                                                          -----------------  -------------------
                                                                                20,779,115           20,792,954
Nuclear fuel, at amortized cost                                                    191,837              201,548
Construction work in progress                                                    2,513,586            2,089,259
                                                                          -----------------  -------------------
Property, plant, and equipment                                                  23,484,538           23,083,761
                                                                          -----------------  -------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                      698,652              681,688
Leveraged leases                                                                   670,009              655,308
Other                                                                              219,171              193,055
                                                                          -----------------  -------------------
Total other property and investments                                             1,587,832            1,530,051
                                                                          -----------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                           917,401              924,139
Prepaid pension costs                                                              675,179              641,099
Debt expense, being amortized                                                      102,109              102,768
Premium on reacquired debt, being amortized                                        274,277              279,800
Other                                                                              405,492              389,867
                                                                          -----------------  -------------------
Total deferred charges and other assets                                          2,374,458            2,337,673
                                                                          -----------------  -------------------

Total Assets                                                                   $30,197,004          $29,907,865
                                                                          =================  ===================




            The accompanying notes as they relate to SOUTHERN are an
                       integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   At March 31,        At December 31,
Liabilities and Stockholders' Equity                                   2002                 2001
------------------------------------
                                                                   -------------------------------------
                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                           $ 267,547            $ 428,671
Notes payable                                                            1,817,292            1,902,312
Accounts payable                                                           649,472              833,860
Customer deposits                                                          158,303              152,579
Taxes accrued --
Income taxes                                                               221,119              159,764
Other                                                                      117,784              193,735
Interest accrued                                                           174,307              117,959
Vacation pay accrued                                                       124,317              124,608
Other                                                                      362,810              473,369
                                                                   ----------------  -------------------
Total current liabilities                                                3,892,951            4,386,857
                                                                   ----------------  -------------------
Long-term debt                                                           8,931,746            8,296,878
                                                                   ----------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                        4,092,707            4,097,403
Deferred credits related to income taxes                                   488,833              500,151
Accumulated deferred investment tax credits                                627,153              634,020
Employee benefits provisions                                               543,040              532,515
Prepaid capacity revenues                                                   39,099               40,730
Other                                                                      831,223              790,961
                                                                   ----------------  -------------------
Total deferred credits and other liabilities                             6,622,055            6,595,780
                                                                   ----------------  -------------------
Company or subsidiary obligated mandatorily redeemable
capital and preferred securities                                         2,276,250            2,276,250
                                                                   ----------------  -------------------
Cumulative preferred stock of subsidiaries                                 368,126              368,126
                                                                   ----------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued -- March 31, 2002: 703,544,184 shares;
         -- December 31, 2001:  700,622,308 shares                       3,517,721            3,503,112
Paid-in capital                                                             76,718               14,380
Treasury, at cost -- March 31, 2002:  96,236 shares;
          -- December 31, 2001:  2,278,240 shares                           (1,961)             (57,309)
Retained earnings                                                        4,500,140            4,516,642
Accumulated other comprehensive income                                      13,258                7,149
                                                                   ----------------  -------------------
Total common stockholders' equity                                        8,105,876            7,983,974
                                                                   ----------------  -------------------

Total Liabilities and Stockholders' Equity                             $30,197,004          $29,907,865
                                                                   ================  ===================








            The accompanying notes as they relate to SOUTHERN are an
                       integral part of these statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                                      For the Three Months
                                                                                                        Ended March 31,
                                                                                                  ---------------------------------
                                                                                                     2002                2001
                                                                                                  ---------------------------------
                                                                                                                  (in thousands)

Consolidated net income                                                                                $ 224,286         $ 319,545
Other comprehensive income - continuing operations:
Change in fair value of marketable securities                                                               (140)              315
Cumulative effect of accounting change for qualifying hedges, net of tax of $180                               -               286
Changes in fair value of qualifying hedges, net of tax of $3,731 and $236, respectively                    6,249               506
                                                                                                  ---------------   ---------------
Total other comprehensive income - Continuing operations                                                   6,109             1,107
                                                                                                  ---------------   ---------------

Other comprehensive income - discontinued operations:
Cumulative effect of accounting change for qualifying hedges, net of tax of $(121,326)                         -          (249,246)
Changes in fair value of qualifying hedges, net of tax of $(50,606)                                            -          (103,962)
Less:  Reclassification adjustment for amounts included in net income, net of tax of $29,137                   -            59,857
Foreign currency translation adjustments, net of tax of $(10,319)                                              -           (21,199)
                                                                                                  ---------------   ---------------
Total other comprehensive income - discontinued operations                                                     -          (314,550)
                                                                                                  ---------------   ---------------

CONSOLIDATED COMPREHENSIVE INCOME                                                                      $ 230,395           $ 6,102
                                                                                                  ===============   ===============





                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                                                           At
                                                               At March 31,           December 31,
                                                                   2002                   2001
                                                              -----------------------------------


Balance at beginning of period - continuing operations                  $7,149             $ 249
Change in current period - continuing operations                         6,109             6,900
                                                              -----------------   ---------------
BALANCE AT END OF PERIOD - Continuing Operations                        13,258             7,149
                                                              -----------------   ---------------

Balance at beginning of period - discontinued operations                     -           (93,847)
Change in current period - discontinued operations                           -            93,847
                                                              -----------------   ---------------
BALANCE AT END OF PERIOD - Discontinued Operations                           -                 -
                                                              -----------------   ---------------

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                          $ 13,258            $7,149
                                                              =================   ===============



              The accompanying notes as they relate to SOUTHERN are
                     an integral part of these statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 2002 vs. FIRST QUARTER 2001

RESULTS OF OPERATIONS

SOUTHERN is focusing on three main businesses in the Southeast: its traditional business, represented by its five operating companies providing electric service in four states; a growing competitive generation business in the eight state "Super Southeast" region; and energy-related products and services for its retail customers.

Earnings

SOUTHERN's first quarter 2002 earnings from continuing operations were $224 million ($0.32 per share) compared with $180 million ($0.26 per share) in the first quarter of 2001. The first quarter 2002 increase in earnings is primarily due to increased energy sales in the residential and commercial sectors, lower interest costs and the overall impact of regulatory rate proceedings in Alabama, Georgia and Mississippi, partially offset by decreased demand by industrial customers, as well as increased operation and maintenance expenses. During the first quarter of 2002, weather had no significant impact when compared to the same period in 2001.

     Significant income statement items appropriate for discussion include the following:

                                                   Increase (Decrease)
                                           -----------------------------------
                                                      First Quarter
                                           -----------------------------------
                                               (in thousands)          %
Retail sales..........................         $(42,026)              (2.2)
Sales for resale......................          (27,367)             (10.5)
Other revenues........................           13,463               10.9
Fuel expense..........................          (33,288)              (5.5)
Purchased power.......................          (46,409)             (40.7)
Other operation expense...............           39,821                9.8
Depreciation and amortization.........          (63,277)             (20.8)
Equity in losses of unconsolidated
 subsidiaries.........................           13,207              489.7
Interest expense, net.................          (25,317)             (13.1)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was down by $4 million, or 0.3%, in the first quarter of 2002 compared to the same period in the prior year. Retail sales revenue in the first quarter 2002 was lower primarily due to lower energy sales to industrial customers. The decrease in industrial energy sales is primarily attributed to the slowdown in the manufacturing sector of the economy.

     Sales for resale. The primary reason for the decrease in sales for resale revenues in the first quarter 2002 is lower demand from these customers when compared to the corresponding period in 2001.

     Other revenues. The increase in other revenues during the first quarter 2002 when compared to the same period in 2001 is attributed primarily to growth in subsidiaries that are focused on alternative fuel products and energy products and services. In April 2001, SOUTHERN formed a new subsidiary to hold its investment in a partnership producing alternative fuel products. Revenues from this subsidiary were $14 million in the first quarter of 2002.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. Fuel expense decreased in the first quarter of 2002 primarily due to the lower price of natural gas when compared to the same period in the prior year.

     Purchased power expense. In the first quarter of 2002, purchased power expense decreased mainly due to lower costs associated with these energy purchases and commercial operation of the new units at Plant Daniel in May 2001 when compared to the corresponding period in 2001. Since energy expenses are usually offset by energy revenues through the operating companies cost recovery mechanisms, these expenses do not have a significant impact on earnings.

     Other operation expense. The first quarter 2002 increase is mainly attributed to subsidiaries involved in energy products and services and alternative fuel products. As discussed previously, SOUTHERN formed a new subsidiary in April 2001 to hold its investment in a partnership producing alternative fuel products.

     Depreciation and amortization. Depreciation and amortization decreased in the first quarter of 2002 primarily as a result of discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002, in accordance with GEORGIA's new retail rate order. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein.

     Equity in losses of unconsolidated subsidiaries. The increase for the first quarter of 2002, compared to the same period in 2001, is primarily attributed to SOUTHERN's investments in partnerships producing alternative fuel products. As discussed previously, SOUTHERN formed a new subsidiary in April 2001 to hold its investment in a partnership producing alternative fuel products.

     Interest expense, net. During the first quarter 2002, interest expense, net decreased primarily due to a reduction in interest rates compared to the same period in 2001.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the operating companies to achieve energy sales growth while containing costs in a more competitive environment and the profitability of the new competitive market-based wholesale generating facilities being added. For additional information relating to the other businesses, see Item 1 - BUSINESS - "Southern Power" and "Other Business" in the Form 10-K. Also, reference is made to Note (B) in the "Notes to the Condensed Financial Statements" herein for information relating to the spin off of Mirant from SOUTHERN.

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

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" for each of the registrants in the Form 10-K for additional information.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K for information on EPA litigation. On April 29, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late July 2002.

     Reference is made to Notes (B) through (I) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

SOUTHERN's significant accounting policies are described in Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. SOUTHERN's only critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, SOUTHERN adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities", as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for the operating companies, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. SOUTHERN is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of SOUTHERN under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 2002 included $680 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily from other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa Funding Limited Partnership, a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71% of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 9 to the financial statements in Item 8 of SOUTHERN in the Form 10-K and Note 4 to the financial statements in
Item 8 of MISSISSIPPI in the Form 10-K for additional information. The FASB is in the process of issuing a draft addressing issues related to identifying and accounting for certain special purpose entities. One contemplated change would increase the three percent outside equity requirement to 10 percent. This interpretation is in draft form; therefore, final conclusions may differ from the draft. However, certain changes to the accounting guidance could result in MISSISSIPPI having to change its accounting for this lease agreement, including having to consolidate the leased asset and related debt.

     In 2001, Southern Power entered into a financial arrangement with Westdeutsche Landesbank Girozentrale (WestLB) whereby Southern Power could assign up to $125 million in vendor contracts for equipment to WestLB. For accounting purposes, WestLB was the owner of the contracts. Southern Power acted as an agent for WestLB and instructed WestLB when to make payments to the vendors. Southern Power terminated this arrangement and reacquired these assets in March 2002.

Credit Rating Risk

SOUTHERN and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral - but not accelerated payment - in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity sales, fixed-price physical gas purchases, and agreements covering interest rate swaps and currency swaps. At March 31, 2002, the maximum potential collateral requirements under the electricity sale contracts were approximately $288 million. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit, or cash. At March 31, 2002, there were no material collateral requirements for the gas purchase contracts or other financial instrument agreements.

Exposure to Market Risks

SOUTHERN's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, SOUTHERN is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices for the operating companies, they and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and to a lesser extent similar contracts for gas purchases. Also, some of the operating companies have implemented fuel-hedging programs at the instruction of their respective public service commissions. Realized gains and losses are recognized in the income statements as incurred. At March 31, 2002, exposure from these activities was not material to the consolidated financial statements. Fair value of changes in energy trading contracts and valuations at March 31, 2002 are as follows:

                                            Year-to-Date Changes
                                            ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                     $  1,290
Contracts realized or settled                     (1,108)
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                            32,132
------------------------------------------- ----------------------
Contracts at March 31, 2002                     $ 32,314
========================================== ======================

                                    Source of March 31, 2002
                                        Valuation Prices
                              ----------- ------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
----------------------------- ------------------------------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted                $31,108      $21,581      $9,527
External sources                 1,206        1,206           -
Models and other  methods            -            -           -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002              $32,314      $22,787      $9,527
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of SOUTHERN in the Form 10-K for additional information and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K.

Financing Activities

In January 2002, GULF issued $45 million of Series E 6.00% Senior Notes due January 30, 2012. The proceeds from the sale will be used by GULF to finance certain construction costs incurred in connection with Plant Smith Unit 3, GULF's 574 megawatt combined cycle facility currently under construction, and for general corporate purposes.

    Also, in January 2002, Southern Company Capital Funding, Inc. issued $400 million of Series A 5.30% Senior Notes due February 1, 2007 and $25 million of Series B Floating Rate Senior Notes due February 1, 2004. The proceeds from these sales were remitted to SOUTHERN and applied by SOUTHERN to repay a portion of its outstanding short-term indebtedness.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% trust originated preferred securities which are guaranteed by MISSISSIPPI for the purpose of redeeming in May 2002 $35 million of Mississippi Power Capital Trust I 7.75% trust originated preferred securities.

     During the first quarter of 2002, Southern Power drew down $287 million under its revolving credit facility to finance project construction costs. Southern Power anticipates that it will issue unsecured senior notes by the end of the second quarter of 2002. The net proceeds of the senior notes will be used to reduce outstanding indebtedness under the company's credit facility and for general corporate purposes.

     The market price of SOUTHERN's common stock at March 31, 2002 was $26.49 per share and the book value was $11.52 per share, representing a market-to-book ratio of 230%, compared to $25.35, $11.43 and 222%, respectively, at the end of 2001. The dividend for the first quarter of 2002 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $267 million will be required by March 31, 2003 for redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources and by the issuances of new debt and preferred equity securities, term loans and short-term borrowings. However, the amount, type and timing of any financings--if needed--will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 2002 approximately $296 million of cash and cash equivalents and approximately $4.3 billion of unused credit arrangements with banks, of which $3.1 billion expires in 2002 and $1.2 billion expires in 2003 and beyond. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. The operating companies may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the operating companies. At March 31, 2002, the SOUTHERN system had short-term notes payable outstanding of $395 million and commercial paper outstanding of $1.4 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.


     Reference is made herein to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

                              ALABAMA POWER COMPANY


                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                         For the Three Months
                                                            Ended March 31,
                                                         2002             2001
                                                       ------------- ---------------
                                                             (in thousands)
Operating Revenues:
Retail sales                                               $631,897        $634,772
Sales for resale --
Non-affiliates                                               94,623         110,462
Affiliates                                                   54,677          75,133
Other revenues                                               21,052          29,635
                                                       ------------- ---------------
Total operating revenues                                    802,249         850,002
                                                       ------------- ---------------
Operating Expenses:
Fuel                                                        210,297         259,455
Purchased power --
Non-affiliates                                               15,771          34,309
Affiliates                                                   32,730          35,986
Other                                                       120,062         111,002
Maintenance                                                  76,814          76,360
Depreciation and amortization                                98,275          95,517
Taxes other than income taxes                                57,500          57,346
                                                       ------------- ---------------
Total operating expenses                                    611,449         669,975
                                                       ------------- ---------------
Operating Income                                            190,800         180,027
Other Income (Expense):
Interest income                                               3,162           3,840
Equity in earnings of unconsolidated subsidiaries               952           1,055
Other, net                                                   (9,510)         (2,640)
                                                       ------------- ---------------
Earnings Before Interest and Income Taxes                   185,404         182,282
                                                       ------------- ---------------
Interest and Other:
Interest expense, net                                        55,649          58,665
Distributions on preferred securities of subsidiary           6,019           6,356
                                                       ------------- ---------------
Total interest and other, net                                61,668          65,021
                                                       ------------- ---------------
Earnings Before Income Taxes                                123,736         117,261
Income taxes                                                 47,540          43,610
                                                       ------------- ---------------
Net Income Before Cumulative Effect of
Accounting Change                                            76,196          73,651
Cumulative effect of accounting change --
   less income taxes of $215 thousand                             -             353
                                                       ------------- ---------------
Net Income                                                   76,196          74,004
Dividends on Preferred Stock                                  3,656           4,052
                                                       ------------- ---------------
Net Income After Dividends on Preferred Stock               $72,540         $69,952
                                                       ============= ===============




        The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                                2002              2001
                                                             -------------- -----------------
                                                                    (in thousands)
Operating Activities:
Net income                                                         $76,196           $74,004
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                      116,006           106,491
Deferred income taxes and investment tax credits, net              (16,543)            2,656
Other, net                                                          18,757           (33,180)
Changes in certain current assets and liabilities --
Receivables, net                                                    20,098           131,403
Fossil fuel stock                                                    4,351           (31,782)
Materials and supplies                                               1,403             4,602
Accounts payable                                                   (67,620)         (135,845)
Under recovered retail fuel clause revenue                          56,361            30,624
Other                                                              (10,639)          (22,531)
                                                             -------------- -----------------
Net cash provided from operating activities                        198,370           126,442
                                                             -------------- -----------------
Investing Activities:
Gross property additions                                          (173,817)         (194,434)
Other                                                                  233             5,367
                                                             -------------- -----------------
Net cash used for investing activities                            (173,584)         (189,067)
                                                             -------------- -----------------
Financing Activities:
Increase in notes payable, net                                      86,837           164,996
Proceeds --
Capital contributions from parent company                            1,468                 -
Redemptions --
First mortgage bonds                                                (4,498)                -
Other long-term debt                                                  (580)           (1,179)
Payment of preferred stock dividends                                (3,632)           (3,699)
Payment of common stock dividends                                 (107,750)         (101,200)
Other                                                                 (194)              191
                                                             -------------- -----------------
Net cash provided from (used for) financing activities             (28,349)           59,109
                                                             -------------- -----------------
Net Change in Cash and Cash Equivalents                             (3,563)           (3,516)
Cash and Cash Equivalents at Beginning of Period                    35,756            14,247
                                                             -------------- -----------------
Cash and Cash Equivalents at End of Period                        $ 32,193          $ 10,731
                                                             ============== =================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                               $28,030           $47,083
Income taxes (net of refunds)                                      $23,097            $4,676





      The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                           At March 31,          At December 31,
Assets                                                         2002                   2001
------
                                                          -----------------    --------------------
                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                         $ 32,193                $ 35,756
Receivables --
Customer accounts receivable                                       289,131                 281,985
Under recovered retail fuel clause revenue                          27,136                  83,497
Other accounts and notes receivable                                 34,988                  49,940
Affiliated companies                                                60,825                  72,639
Accumulated provision for uncollectible accounts                    (5,715)                 (5,237)
Fossil fuel stock, at average cost                                  94,927                  99,278
Materials and supplies, at average cost                            189,921                 191,324
Other                                                              138,161                  74,640
                                                          -----------------    --------------------
Total current assets                                               861,567                 883,822
                                                          -----------------    --------------------
Property, Plant, and Equipment:
In service                                                      13,227,383              13,159,560
Less accumulated provision for depreciation                      5,393,858               5,309,557
                                                          -----------------    --------------------
                                                                 7,833,525               7,850,003
Nuclear fuel, at amortized cost                                     77,108                  88,777
Construction work in progress                                      457,469                 357,906
                                                          -----------------    --------------------
Property, plant, and equipment                                   8,368,102               8,296,686
                                                          -----------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                   45,685                  44,483
Nuclear decommissioning trusts                                     311,639                 317,508
Other                                                               16,987                  12,503
                                                          -----------------    --------------------
Total other property and investments                               374,311                 374,494
                                                          -----------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                           332,600                 334,830
Prepaid pension costs                                              344,044                 329,259
Debt expense, being amortized                                        8,109                   8,150
Premium on reacquired debt, being amortized                         75,179                  77,173
Department of Energy assessments                                    21,015                  21,015
Other                                                              109,087                 108,031
                                                          -----------------    --------------------
Total deferred charges and other assets                            890,034                 878,458
                                                          -----------------    --------------------

Total Assets                                                   $10,494,014             $10,433,460
                                                          =================    ====================



        The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                At March 31,          At December 31,
Liabilities and Stockholder's Equity                                2002                   2001
------------------------------------
                                                               -----------------    --------------------
                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                           $  904                 $ 5,382
Notes payable                                                            96,833                   9,996
Accounts payable --
Affiliated                                                               94,892                  98,268
Other                                                                    91,667                 151,705
Customer deposits                                                        43,419                  42,124
Taxes accrued --
Income taxes                                                            158,090                 113,003
Other                                                                    38,293                  19,023
Interest accrued                                                         66,977                  35,522
Vacation pay accrued                                                     32,324                  32,324
Other                                                                    53,492                  93,589
                                                               -----------------    --------------------
Total current liabilities                                               676,891                 600,936
                                                               -----------------    --------------------
Long-term debt                                                        3,742,656               3,742,346
                                                               -----------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                     1,369,097               1,387,661
Deferred credits related to income taxes                                198,571                 202,881
Accumulated deferred investment tax credits                             235,491                 238,225
Employee benefits provisions                                            124,014                 115,078
Prepaid capacity revenues                                                39,099                  40,730
Other                                                                   166,550                 130,214
                                                               -----------------    --------------------
Total deferred credits and other liabilities                          2,132,822               2,114,789
                                                               -----------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                      347,000                 347,000
                                                               -----------------    --------------------
Cumulative preferred stock                                              317,512                 317,512
                                                               -----------------    --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized - 6,000,000 shares
  Outstanding - 6,000,000 shares
Par value                                                               240,000                 240,000
Paid-in capital                                                       1,852,144               1,850,676
Premium on preferred stock                                                   99                      99
Retained earnings                                                     1,184,890               1,220,102
                                                               -----------------    --------------------
Total common stockholder's equity                                     3,277,133               3,310,877
                                                               -----------------    --------------------

Total Liabilities and Stockholder's Equity                          $10,494,014             $10,433,460
                                                               =================    ====================




        The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001



RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 2002 was $72.5 million compared to $70.0 million for the corresponding period of 2001. The increase in earnings for the first quarter of 2002 is primarily attributable to increased territorial sales and retail rates when compared to the same period in the prior year, which were partially offset by increased non-fuel operating expenses.


     Significant income statement items appropriate for discussion include the following:

                                                    Increase (Decrease)
                                            -----------------------------------
                                                       First Quarter
                                            -----------------------------------
                                                (in thousands)          %
Retail sales...........................           (2,875)              (0.5)
Sales for resale - non-affiliates......          (15,839)             (14.3)
Sales for resale - affiliates..........          (20,456)             (27.2)
Other revenues.........................           (8,583)             (29.0)
Fuel expense...........................          (49,158)             (18.9)
Purchased power - non-affiliates.......          (18,538)             (54.0)
Purchased power - affiliates...........           (3,256)              (9.0)
Other operation expense................            9,060                8.2
Other, net.............................           (6,870)            (260.2)


     Retail sales. Excluding energy cost recovery revenues, which generally do not affect net income, retail sales revenue was higher by $26.5 million, or 5.8%, for the first quarter 2002 when compared to the same period in 2001. Energy sales to residential, commercial and industrial customers increased by 3.6%, 0.5% and 1.6%, respectively, due primarily to more favorable weather conditions in 2002. Total retail sales revenue was down, however, during the first quarter of 2002 due to a decrease in fuel expense recovery.

     Sales for resale - non-affiliates. In the first quarter of 2002, the demand for energy by non-affiliates was lower when compared to the same period in 2001. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. During the first quarter of 2002, revenues from gas-fueled cogeneration steam facilities were lower when compared to the same period in 2001 due primarily to lower gas prices and lower demand. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Fuel expense decreased due mainly to the lower price of natural gas in this first quarter of 2002 when compared to the same period of 2001. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. In the first quarter of 2002, purchased power from non-affiliates when compared to the corresponding period in 2001 decreased due to lower costs associated with these energy purchases. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through ALABAMA's energy cost recovery clause.

     Other operation expense. Other operation expense increased during the first quarter of 2002 primarily as a result of lower refunds related to nuclear property and outage insurance when compared to the first quarter of 2001.

     Other, net. The first quarter of 2002 decrease is due in part to a decrease in Allowance for Funds Used During Construction reflecting the commercial operation of Plant Barry Unit 7 in May 2001.


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

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of ALABAMA in the Form 10-K for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation. On April 29, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late July 2002.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting Policies

Critical Policy

ALABAMA's significant accounting policies are described in Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K. ALABAMA's only critical accounting policy involves rate regulation. ALABAMA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of ALABAMA's operation is no longer subject to these provisions, ALABAMA would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

New Accounting Standards

Effective January 1, 2001, ALABAMA adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for ALABAMA, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. ALABAMA is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of ALABAMA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 2002 included the addition of approximately $174 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Credit Rating Risk

ALABAMA does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Exposure to Market Risks

ALABAMA's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, ALABAMA is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, ALABAMA has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, ALABAMA entered into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the Statements of Income as incurred. At March 31, 2002, exposure from these activities was not material to ALABAMA's financial statements. Fair value of changes in energy trading contracts and valuations at March 31, 2002 are as follows:

                                            Year-to-Date Changes
                                           ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                     $        214
Contracts realized or settled                         (2,423)
New contracts at inception                                 -
Changes in valuation techniques                            -
Current period changes                                25,520
------------------------------------------ ----------------------
Contracts at March 31, 2002                     $     23,311
========================================== ======================

                                    Source of March 31, 2002
                                        Valuation Prices
                              ----------- ------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
----------------------------- ------------------------------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted                 $22,105     $17,375      $4,730
External sources                  1,206       1,206           -
Models and other  methods             -          -            -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002               $23,311     $18,581      $4,730
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of ALABAMA in the Form 10-K and Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K for additional information.

Financing Activities

ALABAMA plans to continue, when economically feasible, a program to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

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

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 2002 approximately $32 million of cash and cash equivalents, unused committed lines of credit of approximately $964 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. Of these lines of credit, $574 million expire at various times during 2002 and $390 million expire in 2004. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of ALABAMA and other SOUTHERN subsidiaries. ALABAMA has regulatory authority for up to $1.0 billion of short-term borrowings. At March 31, 2002, ALABAMA had outstanding $97 million of commercial paper.

                              GEORGIA POWER COMPANY


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                    2002              2001
                                                                 -------------- -----------------
                                                                          (in thousands)
Operating Revenues:
Retail sales                                                          $904,914          $949,145
Sales for resale --
Non-affiliates                                                          50,050            87,591
Affiliates                                                              16,507            35,777
Other revenues                                                          35,292            35,516
                                                                 -------------- -----------------
Total operating revenues                                             1,006,763         1,108,029
                                                                 -------------- -----------------
Operating Expenses:
Fuel                                                                   227,377           228,692
Purchased power --
Non-affiliates                                                          37,790            54,105
Affiliates                                                              58,780            79,295
Other                                                                  173,820           175,574
Maintenance                                                            103,854           106,665
Depreciation and amortization                                           90,551           164,249
Taxes other than income taxes                                           49,575            50,101
                                                                 -------------- -----------------
Total operating expenses                                               741,747           858,681
                                                                 -------------- -----------------
Operating Income                                                       265,016           249,348
Other Income (Expense):
Interest income                                                            501               602
Equity in earnings of unconsolidated subsidiaries                          971             1,009
Other, net                                                              (3,833)           (8,367)
                                                                 -------------- -----------------
Earnings Before Interest and Income Taxes                              262,655           242,592
                                                                 -------------- -----------------
Interest Charges and Other:
Interest expense, net                                                   40,595            50,899
Distributions on preferred securities of subsidiaries                   14,776            14,776
                                                                 -------------- -----------------
Total interest charges and other, net                                   55,371            65,675
                                                                 -------------- -----------------
Earnings Before Income Taxes                                           207,284           176,917
Income taxes                                                            80,371            69,332
                                                                 -------------- -----------------
Net Income Before Cumulative Effect of
Accounting Change                                                      126,913           107,585
Cumulative effect of accounting change --
less income taxes of $162 thousand                                           -               257
                                                                 -------------- -----------------
Net Income                                                             126,913           107,842
Dividends on Preferred Stock                                               168               168
                                                                 -------------- -----------------
Net Income After Dividends on Preferred Stock                        $ 126,745         $ 107,674
                                                                 ============== =================




        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       For the Three Months
                                                                         Ended March 31,
                                                                      2002             2001
                                                                   -------------- ----------------
                                                                          (in thousands)
Operating Activities:
Net income                                                              $126,913         $107,842
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                             98,809          169,340
Deferred income taxes and investment tax credits, net                     (1,817)         (45,751)
Other, net                                                               (12,833)           4,206
Changes in certain current assets and liabilities --
Receivables, net                                                          56,234          122,153
Fossil fuel stock                                                          1,609          (69,881)
Materials and supplies                                                     2,925           (2,975)
Accounts payable                                                         (74,888)        (117,678)
Energy cost recovery, retail                                              35,601           38,874
Other                                                                     24,811           70,846
                                                                   -------------- ----------------
Net cash provided from operating activities                              257,364          276,976
                                                                   -------------- ----------------
Investing Activities:
Gross property additions                                                (215,043)        (385,544)
Sales of property                                                        387,212                -
Other                                                                    (54,752)         (24,444)
                                                                   -------------- ----------------
Net cash provided from (used for) investing activities                   117,417         (409,988)
                                                                   -------------- ----------------
Financing Activities:
Increase (decrease) in notes payable, net                                290,949         (170,727)
Proceeds --
Other long-term debt                                                           -          450,000
Capital contributions from parent company                                  2,984          200,000
Retirements --
First mortgage bonds                                                      (1,860)        (200,000)
Pollution control bonds                                                   (7,800)               -
Other long-term debt                                                    (300,000)               -
Capital distributions to parent company                                 (200,000)               -
Payment of preferred stock dividends                                        (182)             (83)
Payment of common stock dividends                                       (135,725)        (134,500)
Other                                                                     (1,318)          (4,775)
                                                                   -------------- ----------------
Net cash provided from (used for) financing activities                  (352,952)         139,915
                                                                   -------------- ----------------
Net Change in Cash and Cash Equivalents                                   21,829            6,903
Cash and Cash Equivalents at Beginning of Period                          23,260           29,370
                                                                   -------------- ----------------
Cash and Cash Equivalents at End of Period                              $ 45,089         $ 36,273
                                                                   ============== ================
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                     $30,324          $38,299
Income taxes (net of refunds)                                            $24,021         ($13,135)




        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                           At March 31,          At December 31,
Assets                                                         2002                   2001
------
                                                           ----------------    --------------------
                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                         $ 45,089                $ 23,260
Receivables --
Customer accounts receivable                                       345,200                 376,322
Under recovered retail fuel clause revenue                         125,861                 161,462
Other accounts and notes receivable                                 99,371                 129,073
Affiliated companies                                                69,429                  69,355
Accumulated provision for uncollectible accounts                    (8,145)                 (8,895)
Fossil fuel stock, at average cost                                 201,150                 202,759
Materials and supplies, at average cost                            276,312                 279,237
Other                                                              116,149                 125,246
                                                           ----------------    --------------------
Total current assets                                             1,270,416               1,357,819
                                                           ----------------    --------------------
Property, Plant, and Equipment:
In service                                                      16,962,814              16,886,399
Less accumulated provision for depreciation                      7,327,110               7,243,209
                                                           ----------------    --------------------
                                                                 9,635,704               9,643,190
Nuclear fuel, at amortized cost                                    114,729                 112,771
Construction work in progress                                      596,642                 883,285
                                                           ----------------    --------------------
Property, plant, and equipment                                  10,347,075              10,639,246
                                                           ----------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                   36,237                  35,209
Nuclear decommissioning trusts                                     387,013                 364,180
Other                                                               30,689                  29,618
                                                           ----------------    --------------------
Total other property and investments                               453,939                 429,007
                                                           ----------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                           539,254                 543,584
Prepaid pension costs                                              290,095                 273,405
Debt expense, being amortized                                       58,419                  58,165
Premium on reacquired debt, being amortized                        170,922                 173,724
Other                                                              154,487                 136,137
                                                           ----------------    --------------------
Total deferred charges and other assets                          1,213,177               1,185,015
                                                            ----------------    --------------------
Total Assets                                                   $13,284,607             $13,611,087
                                                           ================    ====================



        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                               At March 31,          At December 31,
Liabilities and Stockholder's Equity                               2002                   2001
------------------------------------
                                                              -----------------    --------------------
                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                       $ 202,001               $ 311,620
Notes payable and commercial paper                                   1,038,486                 747,537
Accounts payable --
Affiliated                                                             102,790                 109,591
Other                                                                  318,095                 409,253
Customer deposits                                                       86,305                  83,172
Taxes accrued --
Income taxes                                                            93,414                  35,247
Other                                                                   51,150                 125,807
Interest accrued                                                        69,457                  46,942
Vacation pay accrued                                                    41,391                  41,830
Other                                                                  130,376                 120,980
                                                              -----------------    --------------------
Total current liabilities                                            2,133,465               2,031,979
                                                              -----------------    --------------------
Long-term debt                                                       2,761,200               2,961,726
                                                              -----------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                    2,158,434               2,163,959
Deferred credits related to income taxes                               225,105                 229,216
Accumulated deferred investment tax credits                            334,360                 337,482
Employee benefits provisions                                           248,718                 244,648
Other                                                                  427,768                 440,773
                                                              -----------------    --------------------
Total deferred credits and other liabilities                         3,394,385               3,416,078
                                                              -----------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                     789,250                 789,250
                                                              -----------------    --------------------
Preferred stock                                                         14,569                  14,569
                                                              -----------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 15,000,000 shares
  Outstanding  -  7,761,500 shares                                     344,250                 344,250
Paid-in capital                                                      1,985,541               2,182,557
Premium on preferred stock                                                  40                      40
Retained earnings                                                    1,861,812               1,870,791
Accumulated other comprehensive income                                      95                    (153)
                                                              -----------------    --------------------
Total common stockholder's equity                                    4,191,738               4,397,485
                                                              -----------------    --------------------

Total Liabilities and Stockholder's Equity                         $13,284,607             $13,611,087
                                                              =================    ====================



        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                          --------------------------------------
                                                                                               2002                   2001
                                                                                          --------------------------------------
                                                                                                      (in thousands)

Net Income After Dividends on Preferred Stock                                                     $126,745             $107,674
Other comprehensive income:
Cumulative effect of accounting change for qualifying hedges, net of tax of $180                         -                  286
Changes in fair value of qualifying hedges, net of tax of $156 and $236, respectively                  248                  506
                                                                                          -----------------       --------------
COMPREHENSIVE INCOME                                                                              $126,993             $108,466
                                                                                          =================       ==============

================================================================================================================================

                              GEORGIA POWER COMPANY
   CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                        At March 31,            At December 31,
                                            2002                   2001
                                      ---------------------------------------
                                                     (in thousands)

Balance at beginning of period                  $  (153)               $   -
Change in current period                            248                 (153)
                                      ------------------       --------------
BALANCE AT END OF PERIOD                          $  95               $ (153)
                                      ==================       ==============


             The accompanying notes as they relate to GEORGIA are an
                  integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001



RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter 2002 was $126.7 million compared to $107.7 million for the corresponding period in 2001. Earnings increased by $19.1 million, or 17.7%, for the first quarter 2002 when compared to the same period in 2001 primarily due to reduced accelerated depreciation under the 2001 retail rate order. This increase will be offset in future quarters due to the timing of accelerated depreciation recorded in 2001.


     Significant income statement items appropriate for discussion include the following:

                                                       Increase (Decrease)
                                               --------------------------------
                                                          First Quarter
                                               --------------------------------
                                                   (in thousands)          %
Retail sales..............................          (44,231)              (4.7)
Sales for resale - non-affiliates.........          (37,541)             (42.9)
Sales for resale - affiliates.............          (19,270)             (53.9)
Purchased power - non-affiliates..........          (16,315)             (30.2)
Purchased power - affiliates..............          (20,515)             (25.9)
Depreciation and amortization.............          (73,698)             (44.9)
Interest expense, net.....................          (10,304)             (20.2)


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased in the first quarter of 2002 by $44.8 million, or 6.4%, when compared to the same period in 2001. The decrease in the first quarter 2002 retail sales revenue is primarily due to a 5% decrease in energy sales to industrial customers and a rate decrease pursuant to the new retail rate order effective January 1, 2002. The effect of the rate decrease in the first quarter 2002 was approximately $25 million. The continued slowdown in manufacturing activity was the principal factor affecting energy sales to industrial customers. During the first quarter of 2002, weather had no significant impact when compared to the same period in 2001. Reference is made to Note (H) in the "Notes to Condensed Financial Statements" herein.

     Sales for resale - non-affiliates. In the first quarter of 2002, sales for resale to non-affiliates decreased in part as a direct result of reduced energy sales to these customers. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost. The transfer of Plant Dahlberg to Southern Power also resulted in lower sales in the first quarter of 2002.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power - non-affiliates. During the first quarter of 2002, these purchases were lower when compared to the same period in 2001 due primarily to reduced demand for energy from non-affiliates. In 2001, these expenses were also higher due to decreased hydro generation and higher natural gas and oil prices. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause.

     Depreciation and amortization. Depreciation and amortization decreased in the first quarter of 2002 primarily as a result of discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002, in accordance with GEORGIA's new retail rate order. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein.

     Interest expense, net. The decrease in this item during the first quarter of 2002 from the first quarter of 2001 is primarily due to a reduction in interest rates and the accrual of interest on accelerated amortization in 2001 under the prior rate order.


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

     In January 2002, GEORGIA began operating under a new three-year retail rate order. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by GEORGIA. Retail rates were decreased by $118 million effective January 1, 2002. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

     In January 2002, GEORGIA transferred ownership of two units at Plant Wansley with a net book value of $389.9 million to Southern Power, an affiliated company.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GEORGIA in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA and Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information on the EPA litigation.

     Reference is made to Notes (C) through (E), (H) and (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

GEORGIA's significant accounting policies are described in Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K. GEORGIA's only critical accounting policy involves rate regulation. GEORGIA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of GEORGIA's operations is no longer subject to these provisions, GEORGIA would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, GEORGIA adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for GEORGIA, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. GEORGIA is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major changes in GEORGIA's financial condition during the first three months of 2002 were the sale of two units at Plant Wansley to Southern Power and the addition of approximately $215 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Credit Rating Risk

GEORGIA does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. At March 31, 2002, the maximum potential collateral requirements were approximately $111 million.

Exposure to Market Risks

GEORGIA's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, GEORGIA is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, GEORGIA has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GEORGIA entered into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and to a lesser extent similar contracts for gas purchases. Realized gains and losses are recognized in the Statements of Income as incurred. At March 31, 2002, exposure from these activities was not material to GEORGIA's financial statements. Fair value of changes in energy trading contracts and valuations at March 31, 2002 are as follows:


                                                Year-to-Date
                                                   Changes
                                           ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                     $    362
Contracts realized or settled                        125
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                            (2,147)
------------------------------------------ ----------------------
Contracts at March 31, 2002                     $ (1,660)
========================================== ======================

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                    Source of March 31, 2002
                                        Valuation Prices
                              ------------------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
----------------------------- ------------------------------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted                $(1,660)    $(1,690)      $   30
External sources                     -           -            -
Models and other  methods            -           -            -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002              $(1,660)    %(1,690)      $   30
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of GEORGIA in the Form 10-K and Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K for additional information.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements," "Other Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 2002 approximately $45.1 million of cash and cash equivalents and approximately $1.765 billion of unused credit arrangements with banks, of which $1.265 billion expires in 2002 and $500 million expires in 2003 and beyond. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GEORGIA and other SOUTHERN subsidiaries. At March 31, 2002, GEORGIA had outstanding $1 billion of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                       2002            2001
                                                                    -------------  --------------
                                                                            (in thousands)
Operating Revenues:
Retail sales                                                            $133,494        $128,830
Sales for resale --
Non-affiliates                                                            17,434          20,147
Affiliates                                                                 2,581           8,610
Other revenues                                                             7,424           7,442
                                                                    -------------  --------------
Total operating revenues                                                 160,933         165,029
                                                                    -------------  --------------
Operating Expenses:
Fuel                                                                      36,755          49,332
Purchased power --
Non-affiliates                                                             5,804           8,501
Affiliates                                                                17,061          11,566
Other                                                                     26,925          27,226
Maintenance                                                               18,189          13,459
Depreciation and amortization                                             17,291          16,675
Taxes other than income taxes                                             14,415          13,485
                                                                    -------------  --------------
Total operating expenses                                                 136,440         140,244
                                                                    -------------  --------------
Operating Income                                                          24,493          24,785
Other Income (Expense):
Interest income                                                              149             170
Other, net                                                                 1,627            (799)
                                                                    -------------  --------------
Earnings Before Interest and Income Taxes                                 26,269          24,156
                                                                    -------------  --------------
Interest and Other:
Interest expenses, net                                                     6,986           6,273
Distributions on preferred securities of subsidiary                        2,103           1,550
                                                                    -------------  --------------
Total interest charges and other, net                                      9,089           7,823
                                                                    -------------  --------------
Earnings Before Income Taxes                                              17,180          16,333
Income taxes                                                               5,409           6,151
                                                                    -------------  --------------
Net Income Before Cumulative Effect of
Accounting Change                                                         11,771          10,182
Cumulative effect of accounting change --
less income taxes of $42 thousand                                              -              68
                                                                    -------------  --------------
Net Income                                                                11,771          10,250
Dividends on Preferred Stock                                                  54              54
                                                                    -------------  --------------
Net Income After Dividends on Preferred Stock                            $11,717         $10,196
                                                                    =============  ==============




       The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                          2002             2001
                                                                       -------------  ---------------
                                                                             (in thousands)
Operating Activities:
Net income                                                                  $11,771          $10,250
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                18,474           17,636
Deferred income taxes and investment tax credits, net                        (4,442)            (269)
Other, net                                                                   (2,596)              87
Changes in certain current assets and liabilities --
Receivables, net                                                             (2,429)          26,708
Fossil fuel stock                                                            (8,048)         (18,587)
Materials and supplies                                                           58             (225)
Accounts payable                                                                799          (18,470)
Regulatory clauses under/over recovery                                        4,852           (3,462)
Other                                                                        12,886            2,240
                                                                       -------------  ---------------
Net cash provided from operating activities                                  31,325           15,908
                                                                       -------------  ---------------
Investing Activities:
Gross property additions                                                    (39,801)         (46,419)
Other                                                                       (14,899)          (5,281)
                                                                       -------------  ---------------
Net cash used for investing activities                                      (54,700)         (51,700)
                                                                       -------------  ---------------
Financing Activities:
Decrease in notes payable, net                                              (41,652)         (23,000)
Proceeds --
Other long-term debt                                                         44,853                -
Capital contributions from parent company                                    37,259           70,000
Retirements --
Other long-term debt                                                              -              (71)
Payment of preferred stock dividends                                            (54)             (54)
Payment of common stock dividends                                           (16,375)         (13,500)
Other                                                                          (575)               -
                                                                       -------------  ---------------
Net cash provided from financing activities                                  23,456           33,375
                                                                       -------------  ---------------
Net Change in Cash and Cash Equivalents                                          81           (2,417)
Cash and Cash Equivalents at Beginning of Period                              2,244            4,381
                                                                       -------------  ---------------
Cash and Cash Equivalents at End of Period                                  $ 2,325           $1,964
                                                                       =============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                        $11,808           $7,041
Income taxes (net of refunds)                                                (1,467)           2,499



       The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                             At March 31,          At December 31,
Assets                                                           2002                   2001
------
                                                           ------------------    --------------------
                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                            $ 2,325                 $ 2,244
Receivables --
Customer accounts receivable                                          63,919                  64,113
Under recovered regulatory clauses                                    18,345                  24,912
Other accounts and notes receivable                                    6,340                   4,316
Affiliated companies                                                   3,514                   2,689
Accumulated provision for uncollectible accounts                      (1,292)                 (1,342)
Fossil fuel stock, at average cost                                    55,703                  47,655
Materials and supplies, at average cost                               28,799                  28,857
Other                                                                  6,184                  12,662
                                                           ------------------    --------------------
Total current assets                                                 183,837                 186,106
                                                           ------------------    --------------------
Property, Plant, and Equipment:
In service                                                         1,979,116               1,951,512
Less accumulated provision for depreciation                          921,437                 912,581
                                                           ------------------    --------------------
                                                                   1,057,679               1,038,931
Construction work in progress                                        269,514                 264,525
                                                           ------------------    --------------------
Property, plant, and equipment                                     1,327,193               1,303,456
                                                           ------------------    --------------------
Other Property and Investments                                        10,078                   7,049
                                                           ------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                              16,932                  16,766
Prepaid pension costs                                                 31,515                  29,980
Debt expense, being amortized                                          2,617                   3,036
Premium on reacquired debt, being amortized                           14,149                  14,518
Other                                                                 12,641                  12,222
                                                           ------------------    --------------------
Total deferred charges and other assets                               77,854                  76,522
                                                           ------------------    --------------------
Total Assets                                                      $1,598,962              $1,573,133
                                                           ==================    ====================




       The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                               At March 31,          At December 31,
Liabilities and Stockholder's Equity                               2002                   2001
------------------------------------
                                                               ----------------    --------------------
                                                                         (in thousands)
Current Liabilities:
Notes payable                                                         $ 45,659                $ 87,311
Accounts payable --
Affiliated                                                              24,604                  18,202
Other                                                                   22,564                  38,308
Customer deposits                                                       14,982                  14,506
Taxes accrued --
Income taxes                                                            10,868                   8,162
Other                                                                    7,759                   8,053
Interest accrued                                                         7,415                   8,305
Provision for rate refund                                                   72                   1,530
Vacation pay accrued                                                     4,725                   4,725
Regulatory clauses over recovery                                         2,005                   3,719
Other                                                                    8,848                   6,528
                                                               ----------------    --------------------
Total current liabilities                                              149,501                 199,349
                                                               ----------------    --------------------
Long-term debt                                                         511,838                 467,784
                                                               ----------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                      160,724                 161,968
Deferred credits related to income taxes                                27,349                  28,293
Accumulated deferred investment tax credits                             23,576                  24,056
Employee benefits provisions                                            38,129                  41,508
Other                                                                   31,114                  26,045
                                                               ----------------    --------------------
Total deferred credits and other liabilities                           280,892                 281,870
                                                               ----------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                     115,000                 115,000
                                                               ----------------    --------------------
Preferred stock                                                          4,236                   4,236
                                                               ----------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
Authorized  - 992,717 shares
Outstanding - 992,717 shares                                            38,060                  38,060
Paid-in capital                                                        343,219                 305,960
Premium on preferred stock                                                  12                      12
Retained earnings                                                      156,204                 160,862
                                                               ----------------    --------------------
Total common stockholder's equity                                      537,495                 504,894
                                                               ----------------    --------------------

Total Liabilities and Stockholder's Equity                          $1,598,962              $1,573,133
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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001



RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter 2002 was $11.7 million compared to $10.2 million for the same period in 2001. Earnings for the first quarter 2002 increased by $1.5 million, or 14.9%, due primarily to an increase in other income.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                             ----------------------------------
                                                        First Quarter
                                             ----------------------------------
                                                 (in thousands)          %
Retail sales............................           $4,664                3.6
Sales for resale - non-affiliates.......           (2,713)             (13.5)
Sales for resale - affiliates...........           (6,029)             (70.0)
Fuel expense............................          (12,577)             (25.5)
Purchased power - non-affiliates........           (2,697)             (31.7)
Purchased power - affiliates............            5,495               47.5
Maintenance expense.....................            4,730               35.1
Other, net..............................            2,426              303.6


     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $5.1 million, or 6.7%, for the first quarter 2002. During the first quarter 2002, retail sales revenue was higher primarily due to growth in the number of residential customers served by GULF, as well as revenues subject to refund of $2.5 million in 2001. There are no revenues subject to refund for the first quarter of 2002.

     Sales for resale - non-affiliates. In the first quarter 2002, sales for resale to non-affiliates decreased when compared to the corresponding period in 2001 due mainly to reduced demand for energy by these customers. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. The decrease in fuel expense during the first quarter of 2002 is mainly attributed to reduced generation of energy, as well as lower average fuel costs when compared to the same period in 2001. Since energy expenses are generally offset by energy revenues through GULF's fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. During the first quarter 2002, purchased power from non-affiliates decreased due primarily to lower costs for this energy when compared to the same period in 2001. Since energy expenses are generally offset by energy revenues through GULF's purchased power capacity clause recovery mechanism, these expenses do not have a significant impact on net income.

     Maintenance expense. The first quarter 2002 increase in maintenance expense primarily resulted from increased scheduled production maintenance when compared to the first quarter of the previous year.

     Other, net. Other, net increased during the first quarter 2002 when compared to the same period in the prior year due mainly to a higher allowance for equity funds used during construction related to the construction of GULF's new combined cycle unit, Plant Smith Unit 3.


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

     In April 2002, the Florida PSC approved an annual base rate increase for GULF of $53.2 million to be effective in June 2002. Reference is made to Note
(J) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for additional information.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GULF in the Form 10-K for additional information.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E) and (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

GULF's significant accounting policies are described in Note 1 to the financial statements of GULF in Item 8 of the Form 10-K. GULF's only critical accounting policy involves rate regulation. GULF is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of GULF's operations is no longer subject to these provisions, GULF would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, GULF adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for GULF, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. GULF is currently assessing the impact of adopting Statement No. 143 on its financial statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 2002 included the addition of approximately $39.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, other long-term debt and capital contributions from SOUTHERN. See GULF's Condensed Statements of Cash Flows for further details.

Credit Rating Risk

GULF does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

GULF's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, GULF is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, GULF has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GULF entered into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Realized gains and losses are recognized in the Statements of Income as incurred. At March 31, 2002, exposure from these activities was not material to GULF's financial statements. Fair value of changes in energy trading contracts and valuations at March 31, 2002 are as follows:

                                                Year-to-Date
                                                   Changes
                                           ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                       $ (110)
Contracts realized or settled                         20
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                              (178)
------------------------------------------ ----------------------
Contracts at March 31, 2002                       $ (268)
========================================== ======================

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                    Source of March 31, 2002
                                        Valuation Prices
                              ------------------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
---------------------------- ------------------------------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted               $    (268)      $(273)     $  5
External sources                      -           -         -
Models and other
   method                             -           -         -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002             $    (268)      $(273)     $  5
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of GULF in the Form 10-K and Note 1 to the financial statements of GULF in Item 8 of the Form 10-K for additional information.

Financing Activities

In January 2002, GULF issued $45 million of Series E 6.00% Senior Notes due January 30, 2012. The proceeds from the sale were used by GULF to finance certain construction costs incurred in connection with Plant Smith Unit 3, GULF's 574 megawatt combined cycle facility, which was placed in service in April 2002, and for general corporate purposes. GULF plans to continue, to the extent possible, a program to retire higher cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at March 31, 2002 approximately $2.3 million of cash and cash equivalents and $113 million of unused committed lines of credit with banks that expire at various times in 2002. The credit arrangements provide liquidity support to GULF's obligations with respect to variable rate pollution control bonds and commercial paper. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GULF and other SOUTHERN subsidiaries. At March 31, 2002, GULF had outstanding $45.7 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY


                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                    For the Three Months
                                                                      Ended March 31,
                                                                    2002            2001
                                                                 -----------------------------
                                                                        (in thousands)
Operating Revenues:
Retail sales                                                         $118,467        $114,579
Sales for resale --
Non-affiliates                                                         52,152          40,288
Affiliates                                                              9,613          11,988
Other revenues                                                          2,826           4,457
                                                                 ------------- ---------------
Total operating revenues                                              183,058         171,312
                                                                 ------------- ---------------
Operating Expenses:
Fuel                                                                   60,202          37,484
Purchased power --
Non-affiliates                                                          2,841          14,623
Affiliates                                                              7,406          31,536
Other                                                                  35,361          26,369
Maintenance                                                            20,671          13,848
Depreciation and amortization                                          14,512          11,916
Taxes other than income taxes                                          13,192          11,921
                                                                 ------------- ---------------
Total operating expenses                                              154,185         147,697
                                                                 ------------- ---------------
Operating Income                                                       28,873          23,615
Other Income:
Interest income                                                            86             144
Other, net                                                                107             207
                                                                 ------------- ---------------
Earnings Before Interest and Income Taxes                              29,066          23,966
                                                                 ------------- ---------------
Interest Expense and Other:
Interest expense, net                                                   5,046           6,946
Distributions on preferred securities of subsidiary                       748             678
                                                                 ------------- ---------------
Total interest charges and other, net                                   5,794           7,624
                                                                 ------------- ---------------
Earnings Before Income Taxes                                           23,272          16,342
Income taxes                                                            8,787           6,124
                                                                 ------------- ---------------
Net Income Before Cumulative Effect of
Accounting Change                                                      14,485          10,218
Cumulative effect of accounting change --
less income taxes of $43 thousand                                           -              70
                                                                 ------------- ---------------
Net Income                                                             14,485          10,288
Dividends on Preferred Stock                                              503             531
                                                                 ------------- ---------------
Net Income After Dividends on Preferred Stock                         $13,982         $ 9,757
                                                                 ============= ===============





      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            2002            2001
                                                                          ------------ ---------------
                                                                                (in thousands)
Operating Activities:
Net income                                                                    $14,485         $10,288
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                  15,531          12,892
Deferred income taxes and investment tax credits, net                          (5,429)         (1,443)
Other, net                                                                      3,063          (5,331)
Changes in certain current assets and liabilities --
Receivables, net                                                               15,279           6,568
Fossil fuel stock                                                                (310)        (13,020)
Materials and supplies                                                           (989)            133
Accounts payable                                                               (8,184)         (1,545)
Other                                                                         (20,603)        (15,268)
                                                                          ------------ ---------------
Net cash provided from (used for) operating activities                         12,843          (6,726)
                                                                          ------------ ---------------
Investing Activities:
Gross property additions                                                      (18,687)        (14,151)
Other                                                                          (6,807)         (3,972)
                                                                          ------------ ---------------
Net cash used for investing activities                                        (25,494)        (18,123)
                                                                          ------------ ---------------
Financing Activities:
Increase in notes payable, net                                                 19,958          34,200
Proceeds --
Senior notes                                                                   80,000               -
Preferred securities                                                           35,000               -
Capital contributions from parent company                                         220               -
Retirements --
Senior notes                                                                  (80,104)           (379)
Payment of preferred stock dividends                                             (503)           (531)
Payment of common stock dividends                                             (15,875)        (12,800)
                                                                          ------------ ---------------
Net cash provided from financing activities                                    38,696          20,490
                                                                          ------------ ---------------
Net Change in Cash and Cash Equivalents                                        26,045          (4,359)
Cash and Cash Equivalents at Beginning of Period                               18,950           7,531
                                                                          ------------ ---------------
Cash and Cash Equivalents at End of Period                                    $44,995         $ 3,172
                                                                          ============ ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                           $2,233          $5,785
Income taxes (net of refunds)                                                  $6,502          $1,472




      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                            At March 31,          At December 31,
Assets                                                          2002                   2001
------
                                                           ------------------   --------------------
                                                                         (in thousands)
Current Assets:
Cash and cash equivalents                                           $ 44,995               $ 18,950
Receivables --
Customer accounts receivable                                          49,941                 48,200
Under recovered regulatory clauses                                    18,350                 15,086
Other accounts and notes receivable                                   11,270                 26,068
Affiliated companies                                                  16,957                 22,569
Accumulated provision for uncollectible accounts                        (730)                  (856)
Fossil fuel stock, at average cost                                    31,799                 31,489
Materials and supplies, at average cost                               24,212                 23,223
Other                                                                 24,095                 16,002
                                                           ------------------   --------------------
Total current assets                                                 220,889                200,731
                                                           ------------------   --------------------
Property, Plant, and Equipment:
In service                                                         1,746,409              1,741,499
Less accumulated provision for depreciation                          707,505                698,681
                                                           ------------------   --------------------
                                                                   1,038,904              1,042,818
Construction work in progress                                         49,926                 38,253
                                                           ------------------   --------------------
Property, plant, and equipment                                     1,088,830              1,081,071
                                                           ------------------   --------------------
Other Property and Investments                                         4,575                  1,900
                                                           ------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                              13,200                 13,394
Prepaid pension costs                                                 12,056                 11,171
Debt expense, being amortized                                          4,211                  4,396
Premium on reacquired debt, being amortized                            6,548                  6,719
Other                                                                 13,656                 20,821
                                                           ------------------   --------------------
Total deferred charges and other assets                               49,671                 56,501
                                                           ------------------   --------------------
Total Assets                                                      $1,363,965             $1,340,203
                                                           ==================   ====================





      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                    At March 31,          At December 31,
Liabilities and Stockholder's Equity                                    2002                   2001
------------------------------------
                                                                  -------------------   --------------------
                                                                               (in thousands)
Current Liabilities:
Securities due within one year                                              $ 35,020               $ 80,020
Notes payable                                                                 35,931                 15,973
Accounts payable --
Affiliated                                                                    17,248                  6,175
Other                                                                         64,834                 92,538
Customer deposits                                                              6,960                  6,540
Taxes accrued --
Income taxes                                                                  22,695                 14,981
Other                                                                         12,489                 35,282
Interest accrued                                                               8,057                  5,079
Vacation pay accrued                                                           5,810                  5,810
Regulatory clauses over recovery                                              21,674                 13,296
Other                                                                          9,157                 12,041
                                                                  -------------------   --------------------
Total current liabilities                                                    239,875                287,735
                                                                  -------------------   --------------------
Long-term debt                                                               313,661                233,753
                                                                  -------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                            136,051                138,913
Deferred credits related to income taxes                                      22,919                 23,626
Accumulated deferred investment tax credits                                   21,964                 22,268
Employee benefits provisions                                                  37,977                 37,564
Workforce reduction plan                                                       7,899                  8,263
Other                                                                         26,803                 29,592
                                                                  -------------------   --------------------
Total deferred credits and other liabilities                                 253,613                260,226
                                                                  -------------------   --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding company junior
subordinated notes                                                            35,000                 35,000
                                                                  -------------------   --------------------
Preferred stock                                                               31,809                 31,809
                                                                  -------------------   --------------------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
Par value                                                                     37,691                 37,691
Paid-in capital                                                              267,476                267,256
Premium on preferred stock                                                       326                    326
Retained earnings                                                            184,514                186,407
                                                                  -------------------   --------------------
Total common stockholder's equity                                            490,007                491,680
                                                                  -------------------   --------------------

Total Liabilities and Stockholder's Equity                                $1,363,965             $1,340,203
                                                                  ===================   ====================


      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001



RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter 2002 was $14.0 million compared to $9.8 million for the corresponding period of 2001. Earnings for the first quarter 2002 increased $4.2 million, or 43.3%, primarily due to higher operating revenues and lower interest expense.

     Significant income statement items appropriate for discussion include the following:

                                                      Increase (Decrease)
                                              ---------------------------------
                                                         First Quarter
                                              ---------------------------------
                                                  (in thousands)          %
Retail sales.............................           $3,888                3.4
Sales for resale - non-affiliates........           11,864               29.4
Sales for resale - affiliates............           (2,375)             (19.8)
Other revenues...........................           (1,631)             (36.6)
Fuel expense.............................           22,718               60.6
Purchased power - non-affiliates.........          (11,782)             (80.6)
Purchased power - affiliates.............          (24,130)             (76.5)
Other operation expense..................            8,992               34.1
Maintenance expense......................            6,823               49.3
Depreciation and amortization............            2,596               21.8


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $10.6 million, or 17%, in the first quarter 2002 when compared to the corresponding period in 2001 due to higher retail energy sales and the retail rate increase which took effect in January 2002. Retail energy sales in the first quarter 2002 compared to the same period in 2001 increased mainly due to colder than average weather.

     Sales for resale - non-affiliates. During the first quarter 2002, sales for resale to non-affiliates increased mainly due to demand for energy by non-affiliates and additional power sales as a result of the commercial operation in May 2001 of Plant Daniel Units 3 and 4 when compared to the corresponding periods in 2001.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other revenues. The decrease in this item in the first quarter of 2002 when compared to the same period in 2001 is mainly due to the sale of inventory in the first quarter of 2001.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Higher fuel expenses in the first quarter of 2002 when compared to the same period in the prior year are primarily attributed to increased generation. Commercial operation of Plant Daniel Units 3 and 4, since May 2001, is also a factor contributing to the increased fuel expense. Since energy expenses are generally offset by energy revenues through MISSISSIPPI's fuel cost recovery clause, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. In the first quarter 2002, purchased power from non-affiliates decreased due primarily to commercial operation of the new units at Plant Daniel in May 2001. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through MISSISSIPPI's fuel cost recovery clause.

     Other operation expense. In the first quarter 2002, other operation expense increased over the same period in 2001 primarily a result of lease payments related to the commercial operation of Plant Daniel Units 3 and 4 which began in May 2001.

     Maintenance expense. During the first quarter of 2002, maintenance expense increased when compared to the corresponding period in 2001 primarily as a result of scheduled maintenance performed at Plant Watson and Plant Daniel.

     Depreciation and amortization. The first quarter 2002 increase over the corresponding period in 2001 is primarily due to amortization of MISSISSIPPI's regulatory asset related to the ECO Plan. For additional information about the ECO Plan, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters, the effect of weather, and the economy on energy sales.

     In December 2001, the Mississippi PSC approved MISSISSIPPI'S annual retail rate increase of approximately $39 million which became effective in January 2002. For additional information, see Note (K) in the "Notes to the Condensed Financial Statements" herein.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K regarding the settlement agreement between MISSISSIPPI and certain wholesale customers to increase its wholesale tariff rates effective June 1, 2002. In March 2002, that agreement was filed with the FERC for approval. On April 19, 2002, the FERC accepted for filing the settlement agreement and placed the new tariff rates in effect June 1, 2002 without modifying the agreement reached between MISSISSIPPI and its customers. For additional information, see Note (L) in the "Notes to the Condensed Financial Statements" herein.

     With the enactment of the Energy Act and new legislation being discussed at the federal level to expand customer choice, MISSISSIPPI is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     MISSISSIPPI's 2002 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 5, 2002 and resulted in a slight increase in rates. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot continue to be recovered. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of MISSISSIPPI in the Form 10-K for additional information.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E), (K) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

MISSISSIPPI's significant accounting policies are described in Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K. MISSISSIPPI's critical accounting policy involves rate regulation. MISSISSIPPI is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of MISSISSIPPI's operations is no longer subject to these provisions, MISSISSIPPI would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired.

    Additionally, MISSISSIPPI accounts for its lease agreement with Escatawpa Funding, Limited Partnership (Escatawpa) as an operating lease. Under this agreement, Escatawpa, a special purpose entity, is owner-lessor of the combined-cycle generating units at MISSISSIPPI's Plant Daniel. MISSISSIPPI does not consolidate this entity since parties unrelated to MISSISSIPPI have made substantive residual equity capital investments in excess of 3 percent. The FASB is in the process of issuing a draft addressing issues related to identifying and accounting for certain special purpose entities. One contemplated change would increase the three percent outside equity requirement to 10 percent. This interpretation is in draft form; therefore, final conclusions may differ from the draft. However, certain changes to the accounting guidance could result in MISSISSIPPI having to change its accounting for this lease agreement, including having to consolidate the leased asset and related debt.

New Accounting Standards

Effective January 1, 2001, MISSISSIPPI adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for MISSISSIPPI, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. MISSISSIPPI is currently assessing the impact of adopting Statement No. 143 on its financial statements.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 2002 included the addition of approximately $18.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 4 to the financial statements in Item 8 of MISSISSIPPI in the Form 10-K for additional information.

Credit Rating Risk

MISSISSIPPI does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral - but not accelerated payment - in the event of a credit rating change to below investment grade; however, at March 31, 2002, this exposure was immaterial.

Exposure to Market Risks

MISSISSIPPI's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, MISSISSIPPI is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Due to cost-based rate regulations, MISSISSIPPI has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, MISSISSIPPI enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At March 31, 2002, exposure from these activities was not material to MISSISSIPPI's financial statements. Also, based on MISSISSIPPI's overall variable rate long-term debt exposure at March 31, 2002, a near-term 100 basis point change in interest rates would not materially affect MISSISSIPPI's financial statements. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                                            Year-to-Date Changes
                                           ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                     $ (3,830)
Contracts realized or settled                         20
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                             8,990
------------------------------------------ ----------------------
Contracts at March 31, 2002                      $ 5,180
========================================== ======================

                                    Source of March 31, 2002
                                        Valuation Prices
                              ------------------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
----------------------------- ----------- ----------- ------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted                $  5,180     $2,338       $2,842
External sources                      -          -            -
Models and other  methods             -          -            -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002                $5,180     $2,338       $2,842
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of MISSISSIPPI in the Form 10-K and Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K for additional information.

Financing Activities

In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% trust originated preferred securities, which are guaranteed by MISSISSIPPI, for the purpose of redeeming in May 2002, $35 million of Mississippi Power Capital Trust I 7.75% trust originated preferred securities. The 7.75% trust originated preferred securities are classified under current liabilities as securities due within one year in MISSISSIPPI's Condensed Balance Sheet herein.

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher cost debt and replace these securities with lower-cost capital.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 2002 approximately $45 million of cash and cash equivalents and approximately $88.5 million of unused committed credit arrangements with banks. Of MISSISSIPPI's committed lines of credit, $119.5 million expires in 2002 and $5 million expires in 2003. The credit arrangements provide liquidity support to MISSISSIPPI's obligation with respect to variable rate pollution control bonds and commercial paper. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of MISSISSIPPI and other SOUTHERN subsidiaries. At March 31, 2002, MISSISSIPPI had outstanding $35.9 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                      2002            2001
                                                                  ------------------------------
                                                                           (in thousands)
Operating Revenues:
Retail sales                                                            $54,947         $58,419
Sales for resale --
Non-affiliates                                                              933           1,558
Affiliates                                                                  898           1,227
Other revenues                                                              600             487
                                                                  -------------- ---------------
Total operating revenues                                                 57,378          61,691
                                                                  -------------- ---------------
Operating Expenses:
Fuel                                                                      8,928           9,394
Purchased power --
Non-affiliates                                                            1,067           2,326
Affiliates                                                               12,127          15,748
Other                                                                    13,072          11,681
Maintenance                                                               5,325           6,048
Depreciation and amortization                                             6,509           6,460
Taxes other than income taxes                                             3,485           3,235
                                                                  -------------- ---------------
Total operating expenses                                                 50,513          54,892
                                                                  -------------- ---------------
Operating Income                                                          6,865           6,799
Other Income (Expense):
Interest income                                                              13              33
Other, net                                                                 (639)           (611)
                                                                  -------------- ---------------
Earnings Before Interest and Income Taxes                                 6,239           6,221
                                                                  -------------- ---------------
Interest Charges and Other:
Interest expense, net                                                     2,769           3,276
Distributions on preferred securities of subsidiary                         685             685
                                                                  -------------- ---------------
Total interest charges and other, net                                     3,454           3,961
                                                                  -------------- ---------------
Earnings Before Income Taxes                                              2,785           2,260
Income taxes                                                                983             806
                                                                  -------------- ---------------
Net Income Before Cumulative Effect of
Accounting Change                                                         1,802           1,454
Cumulative effect of accounting change --
less income taxes of $14 thousand                                             -              22
                                                                  -------------- ---------------
Net Income                                                              $ 1,802         $ 1,476
                                                                  ============== ===============

        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                 2002             2001
                                                                              -------------  ---------------
                                                                                      (in thousands)
Operating Activities:
Net income                                                                          $1,802           $1,476
Adjustments to reconcile net income
 to net cash provided from operating activities --
Depreciation and amortization                                                        6,419            6,999
Deferred income taxes and investment tax credits, net                               (4,453)            (699)
Other, net                                                                            (256)           2,140
Changes in certain current assets and liabilities --
Receivables, net                                                                     8,986            4,530
Fossil fuel stock                                                                    1,869           (1,143)
Materials and supplies                                                               3,294             (206)
Accounts payable                                                                       492           (9,931)
Other                                                                               (4,118)           2,054
                                                                              -------------  ---------------
Net cash provided from operating activities                                         14,035            5,220
                                                                              -------------  ---------------
Investing Activities:
Gross property additions                                                            (9,565)         (11,068)
Other, net                                                                             (15)           1,467
                                                                              -------------  ---------------
Net cash used for investing activities                                              (9,580)          (9,601)
                                                                              -------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                              (91)          14,415
Proceeds --
Other long-term debt                                                                   356                -
Capital contributions from parent company                                              822                -
Retirements --
First mortgage bonds                                                                  (436)               -
Other long-term debt                                                                     -             (254)
Payment of common stock dividends                                                   (5,675)          (5,500)
                                                                              -------------  ---------------
Net cash provided from (used for) financing activities                              (5,024)           8,661
                                                                              -------------  ---------------
Net Change in Cash and Cash Equivalents                                               (569)           4,280
Cash and Cash Equivalents at Beginning of Period                                     2,391                -
                                                                              -------------  ---------------
Cash and Cash Equivalents at End of Period                                          $1,822           $4,280
                                                                              =============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
Interest (net of amount capitalized)                                                $1,556           $3,532
Income taxes (net of refunds)                                                        6,806           (3,459)



        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                           At March 31,          At December 31,
Assets                                                                         2002                   2001
------
                                                                         ------------------    --------------------
                                                                                       (in thousands)
Current Assets:
Cash and cash equivalents                                                          $ 1,822                 $ 2,391
Receivables --
Customer accounts receivable                                                        30,942                  29,959
Under recovered retail fuel clause revenue                                               -                  11,974
Other accounts and notes receivable                                                  2,487                   2,882
Affiliated companies                                                                 3,466                   1,170
Accumulated provision for uncollectible accounts                                      (396)                   (500)
Fossil fuel stock, at average cost                                                   7,982                   9,851
Materials and supplies, at average cost                                              9,675                  12,969
Prepaid Taxes                                                                       17,925                  12,511
Other                                                                                2,167                     586
                                                                         ------------------    --------------------
Total current assets                                                                76,070                  83,793
                                                                         ------------------    --------------------
Property, Plant, and Equipment:
In service                                                                         858,235                 855,290
Less accumulated provision for depreciation                                        408,496                 402,492
                                                                         ------------------    --------------------
                                                                                   449,739                 452,798
Construction work in progress                                                       15,408                   8,540
                                                                         ------------------    --------------------
Property, plant, and equipment                                                     465,147                 461,338
                                                                         ------------------    --------------------
Other Property and Investments                                                       3,101                   2,742
                                                                         ------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                            12,135                  12,283
Cash surrender value of life insurance for deferred compensation plans              20,002                  20,002
Debt expense, being amortized                                                        3,142                   3,197
Premium on reacquired debt, being amortized                                          6,718                   6,890
Other                                                                                7,254                   4,498
                                                                         ------------------    --------------------
Total deferred charges and other assets                                             49,251                  46,870
                                                                         ------------------    --------------------
Total Assets                                                                      $593,569                $594,743
                                                                         ==================    ====================



        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                       At March 31,          At December 31,
Liabilities and Stockholder's Equity                                      2002                   2001
------------------------------------
                                                                     -----------------    --------------------
                                                                                   (in thousands)
Current Liabilities:
Securities due within one year                                                $   823                 $ 1,178
Notes payable                                                                  32,068                  32,159
Accounts payable --
Affiliated                                                                      6,616                   5,087
Other                                                                           8,868                  10,160
Customer deposits                                                               6,637                   6,237
Taxes accrued --
Income taxes                                                                    1,218                   2,587
Other                                                                           2,737                   1,668
Interest accrued                                                                5,650                   4,014
Vacation pay accrued                                                            2,390                   2,361
Other                                                                           5,442                   9,097
                                                                     -----------------    --------------------
Total current liabilities                                                      72,449                  74,548
                                                                     -----------------    --------------------
Long-term debt                                                                160,984                 160,709
                                                                     -----------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                              78,476                  77,331
Deferred credits related to income taxes                                       13,443                  13,776
Accumulated deferred investment tax credits                                     9,786                   9,952
Employee benefits provisions                                                   29,209                  27,486
Other                                                                          15,355                  14,023
                                                                     -----------------    --------------------
Total deferred credits and other liabilities                                  146,269                 142,568
                                                                     -----------------    --------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                             40,000                  40,000
                                                                     -----------------    --------------------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                      54,223                  54,223
Paid-in capital                                                                13,649                  12,826
Retained earnings                                                             105,995                 109,869
                                                                     -----------------    --------------------
Total common stockholder's equity                                             173,867                 176,918
                                                                     -----------------    --------------------

Total Liabilities and Stockholder's Equity                                   $593,569                $594,743
                                                                     =================    ====================




        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001



RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the first quarter 2002 was $1.8 million as compared to $1.5 million for the corresponding period of 2001. Earnings were up $0.3 million, or 22.1%, in the first quarter 2002 due mainly to lower operating expenses and lower interest charges. During the first quarter of 2002, weather had no significant impact when compared to the same period in 2001.

     Significant income statement items appropriate for discussion include the following:

                                                      Increase (Decrease)
                                              ---------------------------------
                                                         First Quarter
                                              ---------------------------------
                                                  (in thousands)          %
Retail sales.............................          $(3,472)              (5.9)
Sales for resale - non-affiliates........             (625)             (40.1)
Sales for resale - affiliates............             (329)             (26.8)
Fuel expense.............................             (466)              (5.0)
Purchased power - non-affiliates.........           (1,259)             (54.1)
Purchased power - affiliates.............           (3,621)             (23.0)
Other operation expense..................            1,391               11.9
Maintenance expense......................             (723)             (12.0)



     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $1.5 million, or 4.4%, for the first quarter of 2002 when compared to the corresponding period in 2001 mainly due to growth in the commercial sector.

     Sales for resale - non-affiliates. In the first quarter 2002, sales for resale to non-affiliates decreased when compared to the corresponding period in 2001 as a result of lower demand from these customers outside SAVANNAH's service area. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Lower fuel expense in the first quarter of 2002 compared to the same period in 2001 was primarily due to decreased generation due to lower demand for energy and lower gas prices.

     Purchased power - non-affiliates. The first quarter 2002 decrease is primarily due to lower demand for energy in SAVANNAH's service area and lower costs associated with these energy purchases. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through SAVANNAH's fuel cost recovery clause.

     Other operation expense. During the first quarter 2002, the increase in other operation expense is primarily due to higher administrative and general expenses when compared to the corresponding period in 2001.

     Maintenance expense. The decrease in this item for the first quarter 2002 compared to the first quarter 2001 is primarily attributed to a scheduled major maintenance outage at one of SAVANNAH's plants in 2001.


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

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the final four candidates that will be considered for the SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of SAVANNAH in the Form 10-K for additional information.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (E) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting Policies

Critical Policy

SAVANNAH's significant accounting policies are described in Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K. SAVANNAH's only critical accounting policy involves rate regulation. SAVANNAH is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation". In the event that a portion of SAVANNAH's operations is no longer subject to these provisions, SAVANNAH would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, SAVANNAH adopted FASB Statement No. 133 "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. An additional interpretation of Statement No. 133 may result in a change -- effective on April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. If these contracts are derivatives, they will be marked to market. However, due to the existence of specific cost-based fuel recovery clauses for SAVANNAH, this change is not expected to have a material impact on net income.

     In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. SAVANNAH is currently assessing the impact of adopting Statement No. 143 on its financial statements.

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 2002 included the addition of approximately $9.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Credit Rating Risk

SAVANNAH does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

SAVANNAH's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, SAVANNAH is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, SAVANNAH has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, SAVANNAH enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At March 31, 2002, exposure from these activities was not material to SAVANNAH's financial statements. Also, based on SAVANNAH's overall variable rate long-term debt exposure at March 31, 2002, a near-term 100 basis point change in interest rates would not materially affect SAVANNAH's financial statements. Fair value of changes in energy trading contracts and valuations at March 31, 2002 are as follows:

                                            Year-to-Date Changes
                                           ----------------------
                                                 Fair Value
------------------------------------------ ----------------------
                                               (in thousands)
Contracts beginning of year                     $ (1,053)
Contracts realized or settled                          7
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                             1,052
------------------------------------------ ----------------------
Contracts at March 31, 2002                     $      6
========================================== ======================

                                    Source of March 31, 2002
                                        Valuation Prices
                              ------------------------------------
                                 Total            Maturity
                                          ------------------------
                               Fair Value    Year 1     1-3 Years
----------------------------- ----------- ----------- ------------
                                         (in thousands)
----------------------------- ----------- ----------- ------------
Actively quoted                    $  6         $ 9        $  (3)
External sources                      -           -            -
Models and other  methods             -           -            -
----------------------------- ----------- ----------- ------------
Contracts at
   March 31, 2002                  $  6        $ 9         $  (3)
============================= =========== =========== ============

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of SAVANNAH in the Form 10-K and Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K for additional information.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

SAVANNAH plans to continue, to the extent possible, a program to retire higher cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SAVANNAH under "Capital Requirements for Construction", "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of SAVANNAH's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 2002 approximately $1.8 million of cash and cash equivalents and approximately $65.5 million of committed credit arrangements with banks, of which $45.5 million expires in 2002 and $20 million expires in 2003. The credit arrangements provide liquidity support to SAVANNAH's obligations with respect to variable rate pollution control bonds and commercial paper. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of SAVANNAH and other SOUTHERN subsidiaries. At March 31, 2002, SAVANNAH had outstanding $32.1 million of notes payable. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant               Applicable Notes

                  SOUTHERN                 A, B, C, D, E, F, G, H, I, N

                  ALABAMA                  A, C, D, E, G

                  GEORGIA                  A, C, D, E, H, I

                  GULF                     A, C, D, E, J

                  MISSISSIPPI              A, C, D, E, K, L

                  SAVANNAH                 A, C, D, E, M

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)   Reference is made to Note 11 to the financial statements of SOUTHERN in
      Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings and Dividends" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant from SOUTHERN.

      On April 2, 2001, SOUTHERN completed the spin off of Mirant with a tax free distribution to SOUTHERN's shareholders of its remaining ownership of 272 million Mirant shares. Shares from the spin off were distributed at a ratio of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. The distribution resulted in charges of approximately $3.2 billion and $0.4 billion to SOUTHERN's paid-in capital and retained earnings, respectively.

      As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation, with the historical assets and liabilities of Mirant presented on the Condensed Consolidated Balance Sheet as net assets of discontinued operations.

(C) The operating companies are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of each registrant in
      Item 8 of the Form 10-K.

(D) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation. On April 29, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late July 2002.

(E) Reference is made to Note 3 to the financial statements of each registrant in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to various lawsuits.

(F) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At March 31, 2002, the total notional amount of guarantees was $52.5 million and the estimated fair value of net contractual commitments outstanding was approximately $29.2 million. SOUTHERN's potential exposure under these contractual commitments is not expected to materially differ from the estimated fair value. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1% on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred.

      Reference is made to Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(G) Reference is made to Item 1 - Business - "Rate Proceedings" and Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures. On March 5, 2002, the Alabama PSC approved a revision to ALABAMA's rates that provide for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity. This revision provides for an annual, rather than quarterly, adjustment and imposes a 3 percent limit on any such annual adjustment. The return on common equity range of 13.0 to 14.5 percent remains unchanged. In April 2002, retail rates were increased by 2% in accordance with the Rate Stabilization and Equalization Plan. The Alabama PSC also accepted ALABAMA's proposal to lower the energy cost recovery factor for the billing months April 2002 through December 2002.

(H) On December 20, 2001, the Georgia PSC approved a new three-year retail rate order for GEORGIA ending December 31, 2004. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by GEORGIA. Retail rates were decreased by $118 million effective January 1, 2002. Pursuant to a previous three-year accounting order, GEORGIA recorded $332 million of accelerated cost amortization and interest thereon which has been credited to a regulatory liability account as mandated by the Georgia PSC. Under the new rate order, the accelerated amortization and the interest will be amortized equally over three years as a credit to expense beginning in January 2002. Effective January 1, 2002, GEORGIA discontinued recording accelerated depreciation and amortization.
      GEORGIA will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent.
      GEORGIA is required to file a general rate case on July 1, 2004, in response to which the Georgia PSC would be expected to determine whether the rate order should be continued, modified or discontinued. See Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K under "Retail Rate Orders" for additional information.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(J) On September 10, 2001, GULF filed a request with the Florida PSC for a base rate increase of $69.9 million. This increase is necessary to cover costs related to GULF's new combined cycle facility, Smith Unit 3, increases in operation and maintenance expenses and capital additions. In its brief filed with the Florida PSC, GULF reduced its request to $64.9 million, primarily to reflect lower financing costs related to Smith 3 and a 25-year depreciable life for Smith Unit 3 (rather than the 20-year life as originally filed). On April 26, 2002, the Florida PSC voted to grant GULF a $53.2 million, or 8.9%, annual increase, which reflects an authorized return on equity of 12.00%. The new rates resulting from the revenue increase were approved by the Florida PSC on May 8, 2002 and become effective on June 7, 2002.

(K) In August 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million.
      In order to consider MISSISSIPPI's request, the Mississippi PSC suspended the semi-annual evaluations under PEP. In December 2001, the Mississippi PSC approved an increase of approximately $39 million, which took effect in January 2002. Additionally, the Mississippi PSC ordered MISSISSIPPI to reactivate the semi-annual evaluations under
      PEP, beginning with the 12-month period ending December 31, 2000.  PEP
      will remain in effect until the Mississippi PSC modifies,   suspends or
      terminates the plan. On April 30, 2002, the Mississippi PSC held and concluded hearings on a review of the return on equity models used in PEP in setting MISSISSIPPI's authorized return on equity. This proceeding will conclude in 2002, so that changes to the PEP return on equity models, if any may be incorporated into the PEP evaluation filing for the period ending December 31, 2002. The outcome of this matter and any future impact to MISSISSIPPI cannot now be determined.

(L) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K regarding the settlement agreement between MISSISSIPPI and certain wholesale customers to increase its wholesale tariff rates effective June 1, 2002. In March 2002, that agreement was filed with the FERC for approval. On April 19, 2002, the FERC accepted for filing the settlement agreement and placed the new tariff rates in effect June 1, 2002 without modifying the agreement reached between MISSISSIPPI and its customers. The settlement agreement results in annual increase of approximately $10.5 million and the adoption of an Energy Cost Management clause similar to the one approved by MISSISSIPPI's retail jurisdiction. Reference is made to Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K for further information on the Energy Cost Management clause. MISSISSIPPI's order from the FERC constitutes final agency action on this matter, absent a rehearing request that has to be filed within 30 days of the date of the order (April 19, 2002). No party opposed the filing, and MISSISSIPPI does not expect any parties to file for rehearing.

(M) SAVANNAH filed a base rate case on November 30, 2001. The primary reason for this base rate case is to recover significant new revenue requirements related to a 200 MW Plant Wansley Purchase Power Agreement beginning June 2002, as well as other operation and maintenance changes. The requested increase is $24.4 million or 7.6% of total revenues. In the filing, SAVANNAH announced that it would file for a simultaneous fuel cost recovery decrease to offset most, if not all, the base rate increase. A public hearing in which SAVANNAH presented direct testimony to the Georgia PSC was held in Savannah on February 6 and February 7, 2002. Intervenors and Adversary Staff presented their case at a public hearing in Atlanta March 27 and March 28, 2002. SAVANNAH filed written rebuttal testimony April 12, 2002 and presented oral rebuttal testimony in a hearing on April 24, 2002. A decision on both the fuel and base rates will be made at the end of May to be effective with the first billing cycle in June 2002. The outcome of this matter and any future impact on SAVANNAH cannot now be determined.

(N) SOUTHERN's reportable business segment is sale of electricity in the Southeast by the operating companies and Southern Power.
      Net income and total assets for discontinued operations are included in the Reconciling Eliminations columns. The All Other category includes parent SOUTHERN, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:




                                                         Electric          All            Reconciling
                                                         Utilities         Other          Eliminations     Consolidated
                                                         ----------------- -------------- ---------------- -----------------
                                                                                   (in millions)
    Three Months Ended March 31, 2002:
      Operating revenues                                  $   2,140         $     77        $     (3)        $   2,214
      Segment net income (loss)                                 232               (8)              -               224
    Total assets at March 31, 2002                           29,090            2,931          (1,824)           30,197
    ---------------------------------------------------- ----------------- -------------- ---------------- -----------------

    Three Months Ended March 31, 2001:
      Operating revenues                                 $   2,221         $     52        $     (3)        $   2,270
      Segment net income (loss)                                199              (25)            146               320
    Total assets at December 31, 2001                       28,724            2,420          (1,236)           29,908
    --------------------------------------------------- ----------------- -------------- ---------------- -----------------

PART II       -  OTHER INFORMATION

Item 1.          Legal Proceedings.

     (1) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.
                        --------

                        Exhibit 24 - (a)  Powers of Attorney and resolutions.
                                          (Designated in the Form 10-K for the
                                          year ended December 31, 2001, File
                                          Nos. 1-3526, 1-3164, 1-6468, 0-2429,
                                          0-6849 and 1-5072 as Exhibits 24(a),
                                          24(b), 24(c), 24(d), 24(e) and 24(f),
                                          respectively, and incorporated
                                          herein by reference.)

                 (b)    Reports on Form 8-K.
                        -------------------

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH filed Current Reports on Form 8-K dated February 13, 2002:
                              Items reported:             Item 7
                              Financial statements filed: Each registrant's
                                                          financial
                                                          statements for the
                                                          year ended
                                                          December 31, 2001.

                        GULF filed a Current Report on Form 8-K dated January 18, 2002:
                              Items reported:             Items 5 and 7
                              Financial statements filed: None

                        SOUTHERN filed Current Reports on Form 8-K dated January 29, 2002 and January 30, 2002:
                              Items reported:             Items 5 and 7
                              Financial statements filed: None

                        MISSISSIPPI filed Current Reports on Form 8-K dated March 12, 2002 and March 15, 2002:
                              Items reported:             Items 5 and 7
                              Financial statements filed: None

                        SOUTHERN filed a Current Report on Form 8-K dated March 28, 2002:
                              Items reported:             Items 4, 7 and 9
                              Financial statements filed: None

                        ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH filed Current Reports on Form 8-K dated March 28, 2002:
                              Items reported:             Items 4 and 7
                              Financial statements filed: None

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

          THE SOUTHERN COMPANY

     By   H. Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Gale E. Klappa
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                             Date:  May 14, 2002

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

          ALABAMA POWER COMPANY

     By   Charles D. McCrary
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                             Date:  May 14, 2002

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


                                                    Date:  May 14, 2002

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


                                                   Date:  May 14, 2002

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

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                       Date:  May 14, 2002

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

                                                      Date:  May 14, 2002