Form 10-Q
period 2002-06-30
SOUTHERN CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2002-08-12
CIK 92122, 86940, 66904, 44545, 41091, 3153

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                  FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2002
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

Commission           Registrant, State of Incorporation,       I.R.S. Employer
File Number          Address and Telephone Number             Identification No.
-----------          -----------------------------------      -----------------

1-3526                The Southern Company                        58-0690070
                      (A Delaware Corporation)
                      270 Peachtree Street, N.W.
                      Atlanta, Georgia 30303
                      (404) 506-5000

1-3164                Alabama Power Company                       63-0004250
                      (An Alabama Corporation)
                      600 North 18th Street
                      Birmingham, Alabama 35291
                      (205) 257-1000

1-6468                Georgia Power Company                       58-0257110
                      (A Georgia Corporation)
                      241 Ralph McGill Boulevard, N.E.
                      Atlanta, Georgia 30308
                      (404) 506-6526

0-2429                Gulf Power Company                          59-0276810
                      (A Maine Corporation)
                      One Energy Place
                      Pensacola, Florida 32520
                      (850) 444-6111

001-11229             Mississippi Power Company                   64-0205820
                      (A Mississippi Corporation)
                      2992 West Beach
                      Gulfport, Mississippi 39501
                      (228) 864-1211

1-5072                Savannah Electric and Power Company         58-0418070
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


                                             Description of             Shares Outstanding
Registrant                                   Common Stock                 at July 31, 2002
----------                                   ------------               ------------------

The Southern Company                         Par Value $5 Per Share         708,661,642
Alabama Power Company                        Par Value $40 Per Share          6,000,000
Georgia Power Company                        No Par Value                     7,761,500
Gulf Power Company                           No Par Value                       992,717
Mississippi Power Company                    Without Par Value                1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share          10,844,635


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



               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 June 30, 2002
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS.........................................................................................................           4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           22
                Condensed Statements of Cash Flows.................................................................           23
                Condensed Balance Sheets...........................................................................           24
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           26
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           27
             Georgia Power Company
                Condensed Statements of Income.....................................................................           34
                Condensed Statements of Cash Flows.................................................................           35
                Condensed Balance Sheets...........................................................................           36
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           38
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           39
             Gulf Power Company
                Condensed Statements of Income.....................................................................           46
                Condensed Statements of Cash Flows.................................................................           47
                Condensed Balance Sheets...........................................................................           48
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           50
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           57
                Condensed Statements of Cash Flows.................................................................           58
                Condensed Balance Sheets...........................................................................           59
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           61
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           69
                Condensed Statements of Cash Flows.................................................................           70
                Condensed Balance Sheets...........................................................................           71
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           73
             Notes to the Condensed Financial Statements...........................................................           79
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           20
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           85
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           85
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           87
         Signatures ...............................................................................................           88





                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act .................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC ......................................      Federal Energy Regulatory Commission
Form 10-K..................................      Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH
                                                 for the year ended December 31, 2001
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
ISA.........................................     Independent System Administrator
Mirant......................................     Mirant Corporation
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy ..............................     Mobile Energy Services Company, L.L.C. and
                                                 Mobile Energy Services Holdings, Inc.
Moody's.....................................     Moody's Investors Service, Inc.
operating companies.........................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
PEP.........................................     Performance Evaluation Plan
PSC ........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
S&P.........................................     Standard and Poor's Ratings Services
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SeTrans ....................................     A proposed regional transmission organization consisting
                                                 of eleven public and private companies, including SOUTHERN, located in eight southeastern states
SOUTHERN....................................     The Southern Company
Southern Gas................................     Southern Company Gas LLC
Southern Power..............................     Southern Power Company
SOUTHERN system.............................     SOUTHERN, the operating companies and other subsidiaries
TVA.........................................     Tennessee Valley Authority


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "would," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. SOUTHERN cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain SOUTHERN subsidiaries and the diversity litigation against certain SOUTHERN subsidiaries; the effect, extent and timing of the entry of additional competition in the markets in which SOUTHERN's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to SOUTHERN or its subsidiaries; the effects of, and changes in, economic conditions in the areas in which SOUTHERN's subsidiaries operate; the direct and indirect effects on SOUTHERN's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                                             THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               For the Three Months               For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                               2002              2001            2002             2001
                                                            -----------     -----------       -----------     -----------
                                                                   (in thousands)                     (in thousands)

Operating Revenues:
Retail sales                                                  $2,185,048        $2,148,173       $4,028,767      $4,033,918
Sales for resale                                                 293,475           286,994          526,154         547,040
Other revenues                                                   152,249           126,637          289,439         250,364
                                                              ----------        ----------       ----------      ----------
Total operating revenues                                       2,630,772         2,561,804        4,844,360       4,831,322
                                                              ----------        ----------       ----------      ----------
Operating Expenses:
Fuel                                                             686,544           654,906        1,260,737       1,262,387
Purchased power                                                  123,644           197,331          191,261         311,357
Other operations                                                 522,704           476,410          967,956         881,841
Maintenance                                                      247,019           229,641          475,809         455,498
Depreciation and amortization                                    254,271           283,387          499,906         587,053
Taxes other than income taxes                                    137,877           134,904          277,724         272,213
                                                              ----------        ----------       ----------      ----------
Total operating expenses                                       1,972,059         1,976,579        3,673,393       3,770,349
                                                              ----------        ----------       ----------      ----------
Operating Income                                                 658,713           585,225        1,170,967       1,060,973
Other Income:
Interest income                                                    4,141             6,665            8,944          12,475
Equity in losses of subsidiaries                                 (25,751)          (16,039)         (41,655)        (18,736)
Other, net                                                        20,434            26,145           22,166          28,749
                                                              ----------        ----------       ----------      ----------
Earnings From Continuing Operations
  Before Interest and Income Taxes                               657,537           601,996        1,160,422       1,083,461
                                                              ----------        ----------       ----------      ----------
Interest and Other:
Interest expense, net                                            123,219           146,137          243,772         291,869
Distributions on capital and preferred
  securities of subsidiaries                                      43,649            42,099           86,176          84,340
Preferred dividends of subsidiaries                                4,396             4,614            8,777           9,419
                                                              ----------        ----------       ----------      ----------
Total interest and other                                         171,264           192,850          338,725         385,628
                                                              ----------        ----------       ----------      ----------
Earnings From Continuing Operations Before
  Income Taxes                                                   486,273           409,146          821,697         697,833

Income taxes                                                     154,881           138,758          266,019         248,702
                                                              ----------        ----------       ----------      ----------
Earnings From Continuing Operations Before
  Cumulative Effect of Accounting Change                         331,392           270,388          555,678         449,131


Cumulative effect of accounting change --
  less income taxes of $477                                            -                 -                -             770
                                                              ----------        ----------       ----------      ----------
Earnings From Continuing Operations                              331,392           270,388          555,678         449,901


Earnings from discontinued operations, net of income
  taxes of $961 for the three months and
  $92,713 for the six months ended 2001                                -             2,185                -         142,217
                                                              ----------        ----------       ----------      ----------
Consolidated Net Income                                       $  331,392        $  272,573       $  555,678      $  592,118
                                                              ==========        ==========       ==========      ==========
Common Stock Data:

Basic earnings per share of common stock --
  Earnings per share from continuing operations                    $0.47             $0.40            $0.79           $0.66
  Earnings per share from discontinued operations                  $0.00            ($0.01)           $0.00           $0.20
                                                              ----------        ----------       ----------      ----------
Consolidated Basic Earnings Per Share                              $0.47             $0.39            $0.79           $0.86
                                                              ==========        ==========       ==========      ==========
Diluted earnings per share of common stock --
Earnings per share from continuing operations                      $0.46             $0.40            $0.78           $0.66
Earnings per share from discontinued operations                    $0.00            ($0.01)           $0.00           $0.20
                                                              ----------        ----------       ----------      ----------
Consolidated Diluted Earnings Per Share                            $0.46             $0.39            $0.78           $0.86
                                                              ==========        ==========       ==========      ==========
Average number of basic shares of common
  stock outstanding (in thousands)                               706,181           686,702          703,596         684,638
Average number of diluted shares of common
  stock outstanding (in thousands)                               712,165           691,404          709,137         690,941


Cash dividends paid per share of common stock                     $0.335            $0.335            $0.67           $0.67

                      The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                              7

                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                               2002              2001
                                                                                           -----------      -----------
                                                                                                   (in thousands)


Operating Activities:
Consolidated net income                                                                       $   555,678       $   592,118
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
    Less income from discontinued operations                                                            -           142,217
    Depreciation and amortization                                                                 551,663           663,396
    Deferred income taxes and investment tax credits                                               22,729           (40,739)
    Equity in losses of subsidiaries                                                               41,655            18,736
    Other, net                                                                                    (48,906)         (124,827)
    Changes in certain current assets and liabilities --
        Receivables, net                                                                          (38,478)           78,216
        Fossil fuel stock                                                                          20,027          (193,386)
        Materials and supplies                                                                     12,806               (84)
        Accounts payable                                                                          (67,922)         (158,122)
        Other                                                                                      (7,858)          127,993
                                                                                              -----------       -----------
Net cash provided from operating activities of continuing operations                            1,041,394           821,084
                                                                                              -----------       -----------
Investing Activities:
Gross property additions                                                                       (1,409,984)       (1,411,839)
Other                                                                                            (171,759)         (124,786)
                                                                                               -----------       -----------
Net cash used for investing activities of continuing operations                                (1,581,743)       (1,536,625)
                                                                                              -----------       -----------
Financing Activities:
Increase (decrease) in notes payable, net                                                        (247,899)          822,266
Proceeds --
  Other long-term debt                                                                          1,477,291           689,877
  Capital and preferred securities                                                                475,000                 -
  Common stock                                                                                    247,830           195,329
Redemptions --
  First mortgage bonds                                                                             (7,444)         (396,166)
  Other long-term debt                                                                           (541,692)         (111,828)
  Capital and preferred securities                                                                (35,000)                -
Payment of common stock dividends                                                                (470,426)         (457,931)
Other                                                                                             (36,618)          (24,969)
                                                                                              -----------          --------
Net cash provided from financing activities of continuing operations                              861,042           716,578
                                                                                              -----------          --------
Net Increase in Cash and Cash Equivalents                                                         320,693             1,037
Cash and Cash Equivalents at Beginning of Period                                                  354,015           199,191
                                                                                              -----------       -----------
Cash and Cash Equivalents at End of Period                                                    $  674,708        $   200,228
                                                                                              ===========       ===========

Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                           $213,496          $313,843
  Income taxes (net of refunds)                                                                  $241,385          $227,632



     The accompanying notes as they relate to SOUTHERN are an integral part of these statements.




                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)






                                                                                      At June 30,           At December 31,
Assets                                                                                    2002                   2001
------                                                                              -----------------        ----------------
                                                                                                (in thousands)


Current Assets:
Cash and cash equivalents                                                                 $   674,708             $   354,015
Receivables, less accumulated provisions for uncollectible accounts of $21,498 at June 30, 2002 and $24,383
  at December 31, 2001                                                                      1,305,382               1,146,263
Under recovered retail fuel clause revenue                                                    165,968                 280,003
Fossil fuel stock, at average cost                                                            374,429                 394,457
Materials and supplies, at average cost                                                       537,366                 550,217
Other                                                                                         286,776                 231,425
                                                                                          -----------             -----------
Total current assets                                                                        3,344,629               2,956,380
                                                                                          -----------             -----------
Property, Plant, and Equipment:
In service                                                                                 37,240,419              35,813,369
Less accumulated depreciation                                                              15,375,873              15,020,415
                                                                                          -----------             -----------
                                                                                           21,864,546              20,792,954
Nuclear fuel, at amortized cost                                                               202,908                 201,548
Construction work in progress                                                               1,887,549               2,089,259
                                                                                          -----------             -----------
Property, plant, and equipment                                                             23,955,003              23,083,761
                                                                                          -----------             -----------
Other Property and Investments:

Nuclear decommissioning trusts, at fair value                                                 680,851                 681,688

Leveraged leases                                                                              684,762                 655,308

Other                                                                                         194,754                 193,055
                                                                                          -----------             -----------
Total other property and investments                                                        1,560,367               1,530,051
                                                                                          -----------             -----------

Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      909,609                 924,139
Prepaid pension costs                                                                         714,021                 641,099
Debt expense, being amortized                                                                 113,187                 102,768
Premium on reacquired debt, being amortized                                                   269,722                 279,800
Other                                                                                         443,934                 389,867
                                                                                          -----------             -----------
Total deferred charges and other assets                                                     2,450,473               2,337,673
                                                                                          -----------             -----------

Total Assets                                                                              $31,310,472             $29,907,865
                                                                                          ===========             ===========





    The accompanying notes as they relate to SOUTHERN are an integral part of these statements.





                                THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      At June 30,           At December 31,
Liabilities and Stockholders' Equity                                                      2002                   2001
------------------------------------                                                --------------         -----------------
                                                                                               (in thousands)


Current Liabilities:
Securities due within one year                                                            $ 1,625,936             $   428,671
Notes payable                                                                               1,669,866               1,902,312
Accounts payable                                                                              683,622                 833,860
Customer deposits                                                                             163,900                 152,579
Taxes accrued --
    Income taxes                                                                              231,010                 159,764
    Other                                                                                     193,410                 193,735
Interest accrued                                                                              199,776                 117,959
Vacation pay accrued                                                                          125,251                 124,608
Other                                                                                         386,765                 473,369
                                                                                          -----------             -----------
Total current liabilities                                                                   5,279,536               4,386,857
                                                                                          -----------             -----------
Long-term debt                                                                              8,026,795               8,296,878
                                                                                          -----------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           4,099,261               4,097,403
Deferred credits related to income taxes                                                      478,428                 500,151
Accumulated deferred investment tax credits                                                   620,311                 634,020
Employee benefits provisions                                                                  554,664                 532,515
Prepaid capacity revenues                                                                      37,422                  40,730
Other                                                                                         842,063                 790,961
                                                                                          -----------             -----------
Total deferred credits and other liabilities                                                6,632,149               6,595,780
                                                                                          -----------             -----------
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                          2,716,250               2,276,250
                                                                                          -----------             -----------
Cumulative preferred stock of subsidiaries                                                    368,126                 368,126
                                                                                          -----------             -----------
Common Stockholders' Equity:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued   -- June 30, 2002: 708,224,282 shares;
           -- December 31, 2001:  700,622,308 shares                                        3,541,121               3,503,112
Paid-in capital                                                                               175,543                  14,380
Treasury, at cost -- June 30, 2002: 118,445 shares;
                  -- December 31, 2001:  2,278,240 shares                                      (2,204)                (57,309)
Retained earnings                                                                           4,595,370               4,516,642
Accumulated other comprehensive income                                                        (22,214)                  7,149
                                                                                          -----------             -----------
Total common stockholders' equity                                                           8,287,616               7,983,974
                                                                                          -----------             -----------

Total Liabilities and Stockholders' Equity                                                $31,310,472             $29,907,865
                                                                                          ===========             ===========





    The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                                   THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                                                                         For the Three Months           For the Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                         ---------------------         ----------------------
                                                                         2002             2001          2002              2001
                                                                         -----           ------         -----             -----
                                                                             (in thousands)                 (in thousands)


Consolidated net income                                                   $331,392      $272,573      $ 555,678       $ 592,118


Other comprehensive income - continuing operations:
   Change in fair value of marketable securities                               431          (113)           291             202
   Cumulative effect of accounting change for qualifying                         -             -              -             286
      hedges, net of tax of $180
Changes in fair value of qualifying hedges, net of tax of                  (35,941)         (479)       (29,692)             27
      $(22,483), $(297), $(18,439), and $(61), respectively
Less:  Reclassification adjustment for amounts included in                      38             -             38               -
      net income, net of tax of $24                                       --------        ------       --------        ---------
Total other comprehensive income - Continuing operations                   (35,472)         (592)       (29,363)            515
                                                                          --------        ------       --------        ---------
Other comprehensive income - discontinued operations:
  Cumulative effect of accounting change for qualifying                          -             -              -        (249,246)
      hedges, net of tax of $(121,326)
  Changes in fair value of qualifying hedges, net of tax of                      -             -              -        (103,962)
      $(50,606)
  Less:  Reclassification adjustment for amounts included in                     -             -              -          59,857
      net income, net of tax of $29,137
  Foreign currency translation adjustments, net of tax of
      $(10,319)                                                                                               -         (21,199)
                                                                          --------        ------      ---------       ----------
      Total other comprehensive income - discontinued operations                 -             -              -        (314,550)
                                                                          --------        ------      ---------       ----------



CONSOLIDATED COMPREHENSIVE INCOME                                         $295,920      $271,981      $ 526,315       $  278,083
                                                                          ========      ========      =========       ==========

                                             SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                           At
                                                                                     At June 30,       December 31,
                                                                                         2002              2001
                                                                                     -------------    --------------
                                                                                            (in thousands)




Balance at beginning of period - continuing operations                                    $7,149           $ 249
Change in current period - continuing operations                                         (29,363)          6,900
                                                                                        --------        --------
BALANCE AT END OF PERIOD - Continuing Operations                                         (22,214)          7,149
                                                                                        ---------       --------
Balance at beginning of period - discontinued operations                                       -         (93,847)
Change in current period - discontinued operations                                             -          93,847
                                                                                        --------        --------
BALANCE AT END OF PERIOD - Discontinued Operations                                             -               -
                                                                                        --------        --------

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                            ($22,214)       $  7,149
                                                                                        ========        ========



                                                                        11


        The accompanying notes as they relate to SOUTHERN are an integral part of these statments.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

RESULTS OF OPERATIONS

SOUTHERN is focusing on three main businesses in the Southeast: its traditional business, represented by its five operating companies providing electric service in four states; a growing competitive generation business in the eight state "Super Southeast" region; and energy-related products and services for its retail customers.

Earnings

SOUTHERN's second quarter 2002 and year-to-date 2002 earnings from continuing operations were $331 million ($0.47 per share) and $555.7 million ($0.79 per share), respectively, compared with $270.4 million ($0.40 per share) and $449.9 million ($0.66 per share) in the second quarter and year-to-date 2001. The increases in earnings for the second quarter and year-to-date 2002 are due to several positive factors, including increased demand for electricity, continued customer growth, lower interest rates and the overall impact of regulatory rate proceedings at each of the operating companies, partially offset by the impact of higher operation and maintenance costs associated with new generation units that have come on line in the past year. Contributing significantly to the increased demand for electricity was the warmer weather experienced in the second quarter 2002 contrasted with the unusually mild temperatures that dampened demand in 2001. In July 2002, SOUTHERN raised its annual dividend by 3 cents to $1.37 per share, or $0.3425 per quarter.

     Significant income statement items appropriate for discussion include the following:


                                                     Increase (Decrease)
                                   -----------------------------------------------------------------
                                            Second Quarter                     Year-To-Date
                                   -----------------------------------------------------------------
                                    (in thousands)          %          (in thousands)          %
Retail sales                        $   36,875             1.7          $    (5,151)         (0.1)
Other revenues                          25,612            20.2               39,075          15.6
Fuel expense                            31,638             4.8               (1,650)         (0.1)
Purchased power expense                (73,687)          (37.3)            (120,096)        (38.6)
Other operations expense                46,294             9.7               86,115           9.8
Maintenance expense                     17,378             7.6               20,311           4.5
Depreciation and amortization          (29,116)          (10.3)             (87,147)        (14.8)
Equity in losses of subsidiaries        (9,712)          (60.6)             (22,919)       (122.3)
Interest expense, net                  (22,918)          (15.7)             (48,097)        (16.5)
                                    ----------------------------------------------------------------

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $63 million, or 4.2%, in the second quarter 2002 and $59 million, or 2.1%, year-to-date 2002 when compared to the same periods in the prior year. Energy sales to residential, commercial and industrial customers for the second quarter 2002 increased by 7.8%, 3.1% and 1.5%, respectively, as compared to the comparable reporting period in 2001. For year-to-date 2002 as compared to 2001, energy sales to residential and commercial customers increased by 5.3% and 2.3%, respectively, while sales to industrial customers declined by 0.3%. As indicated above, energy sales in the residential and commercial sectors for both reporting periods benefited from the warmer weather experienced this year as compared to the milder than normal

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIE
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

temperatures experienced in 2001 and from an approximate 1.5% increase in the number of residential customers served. Energy sales to industrial customers continue to be negatively affected by the sluggish economic conditions.

     Other revenues. The increase in other revenues for the second quarter 2002 compared to 2001 is primarily due to a $10 million increase in revenues from SOUTHERN's wireless communications subsidiary related to increases in subscribers. Additional increases of $5.0 million related to a purchase power contract settlement, $3.5 million in transmission revenues and $2.5 million in customer account fees also contributed. A significant portion of the remaining year-to-date increase is due to revenues from the operations of a subsidiary formed in April 2001 that provides services related to alternative fuel products.

     Fuel expense. As a result of increased energy sales caused by warmer temperatures, fuel expense was higher in the second quarter 2002. A significant portion of this increase relates to a new 574 megawatt generating unit (Plant Smith Unit 3) placed in service by GULF in April 2002 and to increased fuel expenses incurred by Southern Power, SOUTHERN's competitive wholesale generating subsidiary. In June 2002, Southern Power placed in service three new combined-cycle generating units, Plant Franklin Unit No. 1 (previously known as Plant Goat Rock) and Plant Wansley Units No. 6 and No. 7 (aggregating 1,705 megawatts). For year-to-date 2002, fuel expense decreased slightly, primarily due to the lower price of natural gas during the first quarter 2002 compared to 2001.

     Purchased power expense. In the second quarter 2002 and year-to-date 2002, purchased power expense decreased mainly due to lower costs associated with these energy purchases and commercial operation of new units at MISSISSIPPI's Plant Daniel in May 2001, GULF's Plant Smith in April 2002 and Southern Power's units as described above when compared to the corresponding periods in 2001. Since energy expenses are usually offset by energy revenues through the operating companies' cost recovery mechanisms, these expenses do not have a significant impact on earnings.

     Other operations expense. For the second quarter 2002 compared to 2001, the increase in other operations expense is primarily related to a $33 million increase in administrative and general expenses and an $11 million increase in operation expenses due to increased fossil steam production. The increase in administrative and general expenses primarily relates to increases of $8 million in transportation expenses and $10 million in other operating expenses for the alternative fuel products subsidiary formed in April 2001; $8 million for SOUTHERN's wireless communications subsidiary as a result of its customer growth; and $5 million for Southern Power due to the operation of its generating plants beginning in August 2001. Similar increases in administrative and general expenses are reflected in the total year-to-date increase for other operations expense.

     Maintenance expense. These expenses were higher in each reporting period when compared to the same periods in 2001 because of scheduled work performed on power generating, transmission and distribution facilities.

     Depreciation and amortization. While depreciation and amortization expense varied among the individual subsidiaries in the current reporting periods due to changes in utility plant in service, there was an overall decrease primarily as a result of GEORGIA's discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002 in accordance with its new retail rate order. For the second quarter 2002 and year-to-date 2002, the decrease in depreciation and amortization related to GEORGIA amounted to $38.5 million and $107 million, respectively. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Equity in losses of subsidiaries. The increase for the second quarter 2002 and year-to-date 2002, compared to the same periods in 2001, is primarily attributed to SOUTHERN's investments in partnerships producing alternative fuel products. SOUTHERN formed a new subsidiary in April 2001 to hold its investment in a partnership producing alternative fuel products.

     Interest expense, net. During the second quarter 2002 and year-to-date 2002, interest expense, net decreased primarily due to a reduction in interest rates compared to the same periods in 2001. SOUTHERN and its subsidiaries engage in new external financing for refunding purposes and to finance ongoing construction programs. The decrease in average rates was partially offset by a $927 million net increase in outstanding long-term debt (including current portions).

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

     Also, reference is made to Note (B) in the "Notes to the Condensed Financial Statements" herein for information relating to the spin off of Mirant from SOUTHERN, including Mirant's recent announcement related to investigations into potential 2001 accounting issues. If any of these issues require adjustments and relate to periods prior to the spin off, SOUTHERN's earnings from discontinued operations and net assets of discontinued operations for such periods would be affected. Any such issues would have no effect on SOUTHERN's 2002 earnings or its future earnings potential.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SOUTHERN is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K. On July 30, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late October 2002.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" for each of the registrants in the Form 10-K for additional information.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On June 3, 2002, SOUTHERN formed a wholly-owned subsidiary, Southern Company Gas LLC. Southern Gas will operate as a retail gas marketer in the State of Georgia. On July 19, 2002, Southern Gas completed its acquisition out of bankruptcy from The New Power Company ("New Power") of approximately 210,000 retail natural gas customers located in the State of Georgia, representing a 15% market share. Southern Gas also purchased from New Power proprietary risk management software and hardware systems, natural gas inventory and accounts receivable. The total purchase price was approximately $60 million. The results of operations of Southern Gas will be included in the consolidated financial statements from the date of acquisition.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Note 5 to SOUTHERN's financial statements in the Form 10-K, regarding Long-Term Power Sales Agreements. MISSISSIPPI and Southern Power have capacity sale contracts with a customer that is currently experiencing liquidity problems and has had its credit rating reduced below investment grade. Minimum capacity revenues under these contracts average approximately $13 million annually through May 2005 for Southern Power and $21 million annually for MISSISSIPPI through May 2011. The customer has provided letters of credit expiring in February 2003 and totaling $20 million to Southern Power and $26 million to MISSISSIPPI. These letters of credit can be drawn if they are not replaced by acceptable security prior to expiration or if the customer defaults under the contract. In the event of such a default, and if MISSISSIPPI and Southern Power were unable to resell that capacity in the market, future earnings could be affected. The outcome cannot now be determined.

     Reference is made to Notes (B) through (I), (N) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" for information relating to certain lawsuits regarding the installation of fiber optic cable over existing easements of certain SOUTHERN subsidiaries.

Accounting Policies

Critical Policy

SOUTHERN's significant accounting policies are described in Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. SOUTHERN's only critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

                    SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Effective January 1, 2001, SOUTHERN adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below and Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to derivative instruments.

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

FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 2002 included $1.4 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from issuances of other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa Funding, Limited Partnership ("Escatawpa"), a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71% of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 9 to the financial statements in Item 8 of SOUTHERN in the Form 10-K and Note 4 to the financial statements in Item 8 of MISSISSIPPI in the Form 10-K for additional information. In June 2002, the FASB issued an exposure draft for comment on a proposed interpretation on "Consolidation of Certain Special-Purpose Entities," an interpretation of Accounting Research Bulletin No. 51. It is expected that the exposure draft would be finalized by year end, with an effective date for existing transactions subject to the interpretation, including MISSISSIPPI's lease transaction, to be implemented on April 1, 2003. This interpretation is in draft form; the final pronouncement may differ from the draft. However, in its current draft form, MISSISSIPPI would be deemed to be the "primary beneficiary" of its lease arrangement with Escatawpa and would be required to consolidate the leased asset and related debt on its books or to restructure the existing arrangement to comply with the final rules. Until final rules are approved by the FASB, MISSISSIPPI will continue to analyze the impact of the exposure draft. MISSSISSIPPI's current operating lease arrangement with Escatawpa has been

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


reviewed and approved by the Mississippi PSC and is reflected and approved for recovery in both its retail and wholesale rate jurisdictions. Consolidation of the leased asset and related debt could require MISSISSIPPI to seek additional regulatory review.

    In 2001, Southern Power entered into a financial arrangement with Westdeutsche Landesbank Girozentrale ("WestLB") whereby Southern Power could assign up to $125 million in vendor contracts for equipment to WestLB. For accounting purposes, WestLB was the owner of the contracts. Southern Power acted as an agent for WestLB and instructed WestLB when to make payments to the vendors. Southern Power terminated this arrangement and reacquired these assets in March 2002 for their original cost of $61 million.

Credit Rating Risk

SOUTHERN and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity sales, fixed-price physical gas purchases and agreements covering interest rate swaps and currency swaps. At June 30, 2002, the maximum potential collateral requirements under the electricity sale contracts were approximately $404 million. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit or cash. At June 30, 2002, there were no material collateral requirements for the gas purchase contracts or other financial instrument agreements.

Exposure to Market Risks

SOUTHERN's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, SOUTHERN is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, ALABAMA, MISSISSIPPI and SAVANNAH have implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at June 30, 2002 is as follows:

                                       Second Quarter
                                           2002            Year-to-Date
                                         Changes             Changes
-----------------------------------------------------------------------
                                                   Fair Value
    -------------------------------------------------------------------
                                                 (in thousands)
    Contracts beginning of period       $32,314            $   1,290
    Contracts realized or settled        (8,403)              (9,511)
    New contracts at inception                -                    -
    Changes in valuation techniques           -                    -
    Current period changes                5,269               37,401
    -----------------------------------------------------------------
    Contracts at June 30, 2002          $29,180              $29,180
    =================================================================

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                          Source of June 30, 2002
                                              Valuation Prices
    ---------------------------------------------------------------------------

                                                       Maturity
                                     Total        -----------------------------
                                   Fair Value      Year 1         1-3 Years
   ----------------------------------------------------------------------------
                                 (in thousands)
    Actively quoted                 $29,180         $18,747        $10,433
    External sources                      -               -              -
    Models and other methods              -               -              -
    ---------------------------------------------------------------------------
    Contracts at June 30, 2002      $29,180         $18,747        $10,433
    ===========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the PSC-approved fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the operating companies' fuel cost recovery clauses. In addition, unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred.

     At June 30, 2002, SOUTHERN had approximately $25.8 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with fuel hedging programs. For the quarters ended June 30, 2002 and 2001, approximately $3.7 million and $0.1 million, respectively, of gains were recognized in income. For the six months ended June 30, 2002 and 2001, approximately $6.1 million and $4.2 million, respectively, of losses were recognized in income. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of SOUTHERN in the Form 10-K, Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K and Note (N) in the "Notes to the Condensed Financial Statements" herein.

Financing Activities

In January 2002, GULF issued $45 million of Series E 6.00% Senior Notes due January 30, 2012. The proceeds from the sale were used by GULF to finance certain construction costs incurred in connection with Plant Smith Unit 3 and for general corporate purposes.

     Also, in January 2002, Southern Company Capital Funding, Inc. issued $400 million of Series A 5.30% Senior Notes due February 1, 2007 and $25 million of Series B Floating Rate Senior Notes due February 1, 2004, which are guaranteed by SOUTHERN. The proceeds from these sales were loaned to SOUTHERN and applied by SOUTHERN to repay a portion of its outstanding short-term indebtedness. In connection with the $400 million issuance, SOUTHERN entered into an interest rate swap to exchange 5.30% fixed for a floating 6-month LIBOR less 0.103%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% Trust Originated Preferred Securities, which are guaranteed by MISSISSIPPI, for the purpose of redeeming in May 2002 $35 million of Mississippi Power Capital Trust I 7.75% Trust Originated Preferred Securities.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 2002, ALABAMA issued $350 million of Series P Floating Rate Senior Notes due December 29, 2002. The proceeds from the sale were used to redeem, in July 2002, $345.5 million aggregate principal amount of its First Mortgage Bonds, 7.75% Series due February 1, 2023, 7.45% Series due July 1, 2023 and 7.30% Series due November 1, 2023. In connection with the issuance, ALABAMA entered into interest rate swap agreements to fix the floating rate at 3.015%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In June 2002, Georgia Power Capital Trust V, a statutory business trust, sold $440 million of its 7?% Trust Preferred Securities, which are guaranteed by GEORGIA. The net proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In June 2002, Southern Power issued $575 million of 6.25% Senior Notes, Series A due July 15, 2012. The net proceeds were used to reduce outstanding indebtedness under a revolving credit agreement and to reduce loans from SOUTHERN. Southern Power also settled several interest rate swap agreements entered into in anticipation of this issuance for $16.9 million. This amount has been deferred in other comprehensive income and will be amortized to interest expense over the life of the senior notes. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     Also in June 2002, SOUTHERN entered into interest rate swaps related to the LIBOR component of its anticipated issuances of fixed rate commercial paper. The swaps fixed the 1-month LIBOR at an average 3.1975%. The swaps relate to $400 million notional commercial paper issuances through June 2003 and $200 million notional commercial paper issuances through June 2004. Reference is made to Note
(N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In July 2002, GEORGIA issued $300 million of Series J 4.875% Senior Notes due July 15, 2007. The net proceeds from this issuance were used to repay a portion of a $350 million bank loan. In anticipation of this issuance, GEORGIA entered into interest rate swaps related to the 5 year treasury rate. These swaps fixed the 5 year treasury rate at an average 4.018% on a $300 million notional amount. The swaps were settled prior to the actual senior note issuance for $(0.5) million. This amount will be amortized as a credit to interest expense over the life of the senior notes.

     Also in July 2002, Southern Company Capital Trust VI, a statutory business trust, sold $200 million of its 7.125% Trust Preferred Securities, which are guaranteed by SOUTHERN. The net proceeds will be used to redeem, in August 2002, the outstanding $200 million aggregate liquidation amount of Southern Company Capital Trust III 7.75% Cumulative Quarterly Income Preferred Securities.

     The market price of SOUTHERN's common stock at June 30, 2002 was $27.40 per share and the book value was $11.71 per share, representing a market-to-book ratio of 234%, compared to $25.35, $11.43 and 222%, respectively, at the end of 2001. The dividend for the second quarter 2002 was $0.3425 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $1.6 billion will be required by June 30, 2003 for redemptions and maturities of long-term debt. Also, SOUTHERN and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on SOUTHERN's investment opportunities. The operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources and by the issuances of new debt and preferred equity securities, term loans and short-term borrowings. However, the amount, type and timing of any financings -- if needed -- will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 2002 approximately $674.7 million of cash and cash equivalents and approximately $4.7 billion of unused credit arrangements with banks, of which $1.3 billion expire in 2002 and $3.4 billion expire in 2003 and beyond. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. The operating companies may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the operating companies. At June 30, 2002, the SOUTHERN system had extendible commercial notes outstanding of $67 million, short-term notes payable outstanding of $409 million and commercial paper outstanding of $1.194 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Reference is made herein to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K. Reference is also made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to derivative instruments.

                              ALABAMA POWER COMPANY



                                                ALABAMA POWER COMPANY
                                        CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                           For the Three Months               For the Six Months
                                                              Ended June 30,                    Ended June 30,
                                                          2002              2001             2002            2001
                                                         -----------------------             --------------------
                                                               (in thousands)                   (in thousands)


Operating Revenues:
Retail sales                                                $736,174          $712,507       $1,368,071      $1,347,279
Sales for resale --
  Non-affiliates                                             119,540           122,484          214,163         232,946
  Affiliates                                                  42,497            44,990           97,174         120,123
Other revenues                                                26,132            23,886           47,184          53,521
                                                           ---------          --------       ----------      ----------
Total operating revenues                                     924,343           903,867        1,726,592       1,753,869
                                                           ---------          --------       ----------      ----------
Operating Expenses:
Fuel                                                         233,536           233,308          443,833         492,763
Purchased power --
  Non-affiliates                                              20,413            41,691           36,184          76,000
  Affiliates                                                  41,913            51,023           74,643          87,009
Other                                                        141,510           144,000          261,572         255,002
Maintenance                                                   77,701            88,209          154,515         164,569
Depreciation and amortization                                 98,934            97,087          197,209         192,604
Taxes other than income taxes                                 54,103            54,335          111,603         111,681
                                                           ---------          --------       ----------      ----------
Total operating expenses                                     668,110           709,653        1,279,559       1,379,628
                                                           ---------          --------       ----------      ----------
Operating Income                                             256,233           194,214          447,033         374,241
Other Income (Expense):
Interest income                                                3,190             3,116            6,352           6,956
Equity in earnings of subsidiaries                               863               944            1,815           1,999
Other, net                                                    (2,455)             (633)         (11,965)         (3,273)
                                                           ---------          --------       ----------      ----------
Earnings Before Interest and Income Taxes                    257,831           197,641          443,235         379,923
                                                           ---------          --------       ----------      ----------
Interest and Other:
Interest expense, net                                         58,568            62,804          114,217         121,469
Distributions on preferred securities of subsidiary            5,995             6,214           12,014          12,570
                                                           ---------          --------       ----------      ----------
Total interest and other, net                                 64,563            69,018          126,231         134,039
                                                           ---------          --------       ----------      ----------
Earnings Before Income Taxes                                 193,268           128,623          317,004         245,884
Income taxes                                                  73,884            49,305          121,424          92,915
                                                           ---------          --------       ----------      ----------

Net Income Before Cumulative Effect of
  Accounting Change                                          119,384            79,318          195,580         152,969
Cumulative effect of accounting change --
  less income taxes of $215 thousand                               -                 -                -             353

                                                           ---------          --------       ----------      ----------
Net Income                                                   119,384            79,318          195,580         153,322

Dividends on Preferred Stock                                   3,671             3,890            7,327           7,942
                                                           ---------          --------       ----------      ----------
Net Income After Dividends on Preferred Stock              $ 115,713          $ 75,428       $  188,253      $  145,380
                                                           =========          ========       ==========      ==========



    The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                                        ALABAMA POWER COMPANY
                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         For the Six Months
                                                                            Ended June 30,
                                                                        2002              2001
                                                                      ------------    --------------
                                                                            (in thousands)
Operating Activities:
Net income                                                               $ 195,580         $ 153,322
Adjustments to reconcile net income
 to net cash provided from operating activities --
    Depreciation and amortization                                          232,518           215,388
    Deferred income taxes and investment tax credits, net                  (19,574)           25,070
    Other, net                                                              11,163           (59,034)
    Changes in certain current assets and liabilities --
      Receivables, net                                                     (59,055)           56,338
      Fossil fuel stock                                                     13,166           (33,496)
      Materials and supplies                                                 4,950             2,391
      Accounts payable                                                     (60,648)         (145,497)
      Energy cost recovery, retail                                          65,227            39,611
      Other                                                                 12,515            (7,927)
                                                                       -----------         ---------
Net cash provided from operating activities                                395,842           246,166
                                                                       -----------         ---------
Investing Activities:
Gross property additions                                                 (345,823)          (443,294)
Sales of Property                                                               -            102,068
Other                                                                     (24,189)           (22,296)
                                                                        ---------          ---------
Net cash used for investing activities                                   (370,012)          (363,522)
                                                                       ----------           ---------
Financing Activities:
Increase in notes payable, net                                            134,651            224,351
Proceeds --
  Common stock                                                                  -             15,642
  Other long-term debt                                                    350,000             10,000
  Capital contributions from parent company                                 2,396             84,366
Redemptions --
  First mortgage bonds                                                     (4,498)            (7,484)
  Other long-term debt                                                     (1,274)            (2,232)
Payment of preferred stock dividends                                       (7,219)            (7,590)
Payment of common stock dividends                                        (215,500)          (198,800)
Other                                                                       4,959                (11)
                                                                       ----------         ----------
Net cash provided from financing activities                               263,515            118,242
                                                                       ----------         ----------
Net Increase in Cash and Cash Equivalents                                 289,345                886
Cash and Cash Equivalents at Beginning of Period                           35,756             14,247
                                                                       ----------         ----------
Cash and Cash Equivalents at End of Period                             $  325,101         $   15,133
                                                                       ==========         ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                    $86,015           $121,607
  Income taxes (net of refunds)                                          $121,615            $69,526






  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                     At June 30,           At December 31,
Assets                                                                   2002                   2001
------                                                             ----------------       --------------------
                                                                                 (in thousands)
Current Assets:
Cash and cash equivalents                                               $ 325,101                $ 35,756
Receivables --
  Customer accounts receivable                                            353,663                 281,985
  Under recovered retail fuel clause revenue                               18,271                  83,497
  Other accounts and notes receivable                                      49,076                  49,940
  Affiliated companies                                                     60,256                  72,639
Accumulated provision for uncollectible accounts                           (4,614)                 (5,237)
Fossil fuel stock, at average cost                                         86,112                  99,278
Materials and supplies, at average cost                                   186,374                 191,324
Other                                                                     125,011                  74,640
                                                                      ------------            -----------
Total current assets                                                    1,199,250                 883,822
                                                                      -----------             -----------
Property, Plant, and Equipment:
In service                                                             13,431,972              13,159,560
Less accumulated provision for depreciation                             5,477,045               5,309,557
                                                                      -----------             -----------
                                                                        7,954,927               7,850,003
Nuclear fuel, at amortized cost                                            83,330                  88,777
Construction work in progress                                             387,503                 357,906
                                                                      -----------             -----------
Total property, plant, and equipment                                    8,425,760               8,296,686
                                                                      -----------             -----------
Other Property and Investments:
Equity investments in subsidiaries                                         44,395                  44,483
Nuclear decommissioning trusts                                            322,030                 317,508
Other                                                                      17,161                  12,503
                                                                      -----------             -----------
Total other property and investments                                      383,586                 374,494
                                                                      -----------             -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                  330,370                 334,830
Prepaid pension costs                                                     359,559                 329,259
Debt expense, being amortized                                               7,905                   8,150
Premium on reacquired debt, being amortized                                73,157                  77,173
Department of Energy assessments                                           21,015                  21,015
Other                                                                     109,472                 108,031
                                                                      -----------             -----------
Total deferred charges and other assets                                   901,478                 878,458
                                                                      -----------             -----------

Total Assets                                                          $10,910,074             $10,433,460
                                                                      ===========             ===========






  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At June 30,           At December 31,
Liabilities and Stockholder's Equity                                                      2002                   2001
------------------------------------                                               -------------------    --------------------
                                                                                                    (in thousands)
Current Liabilities:
Securities due within one year                                                            $   763,427             $     5,382
Notes payable                                                                                 144,648                   9,996
Accounts payable --
  Affiliated                                                                                  111,202                  98,268
  Other                                                                                        78,636                 151,705
Customer deposits                                                                              44,719                  42,124
Taxes accrued --
  Income taxes                                                                                128,555                 113,003
  Other                                                                                        57,095                  19,023
Interest accrued                                                                               63,186                  35,522
Vacation pay accrued                                                                           32,324                  32,324
Other                                                                                          69,741                  93,589
                                                                                          -----------             -----------
Total current liabilities                                                                   1,493,533                 600,936
                                                                                          -----------             -----------
Long-term debt                                                                              3,329,591               3,742,346
                                                                                          -----------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           1,375,765               1,387,661
Deferred credits related to income taxes                                                      194,262                 202,881
Accumulated deferred investment tax credits                                                   232,751                 238,225
Employee benefits provisions                                                                  126,857                 115,078
Prepaid capacity revenues                                                                      37,422                  40,730
Other                                                                                         169,916                 130,214
                                                                                          -----------             -----------
Total deferred credits and other liabilities                                                2,136,973               2,114,789
                                                                                          -----------             -----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                          347,000                 347,000
                                                                                          -----------             -----------
Cumulative preferred stock                                                                    317,512                 317,512
                                                                                          -----------             -----------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized - 6,000,000 shares
  Outstanding - 6,000,000 shares
Par value                                                                                     240,000                 240,000
Paid-in capital                                                                             1,853,073               1,850,676
Premium on preferred stock                                                                         99                      99
Retained earnings                                                                           1,192,807               1,220,102
Accumulated other comprehensive income                                                           (514)                      -
                                                                                          -----------             -----------
Total common stockholder's equity                                                           3,285,465               3,310,877
                                                                                          -----------             -----------

Total Liabilities and Stockholder's Equity                                                $10,910,074             $10,433,460
                                                                                          ===========             ===========





  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                                                         ALABAMA POWER COMPANY
                                       CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                         For the Three Months                       For the Six Months
                                                          Ended June 30,                              Ended June 30,
                                                      2002              2001                    2002              2001
                                                      -----------------------                  ------------------------
                                                          (in thousands)                            (in thousands)





Net Income After Dividends on Preferred Stock           $115,713             $75,428                $188,253        $145,380
Other comprehensive income:
  Changes in fair value of qualifying hedges,
    net of tax of $312 and $312, respectively              (514)                   -                    (514)              -
                                                        --------             -------                ---------       --------
COMPREHENSIVE INCOME                                    $115,199             $75,428                $187,739        $145,380
                                                        ========             =======                ========        ========



------------------------------------------------------------------------------------------------------------------------------

                                                         ALABAMA POWER COMPANY
                              CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)







                                                                                    At June 30,        At December 31,
                                                                                        2002                2001
                                                                                  -------------       ----------------
                                                                                              (in thousands)


Balance at beginning of period                                                        $    -           $   -
Change in current period                                                                (514)              -
                                                                                      ------           -----
BALANCE AT END OF PERIOD                                                              $ (514)          $   -
                                                                                      ======           ======







   The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter 2002 and year-to-date 2002 was $115.7 million and $188.3 million, respectively, compared to $75.4 million and $145.4 million for the corresponding periods of 2001. The increase in earnings for both periods is primarily attributable to increased territorial sales and retail rates when compared to the corresponding periods in the prior year. More favorable weather conditions in the second quarter 2002 as compared to the unusually mild weather experienced in the comparable period in 2001 contributed to these increases in territorial sales.

     Significant income statement items appropriate for discussion include the following:


                                                            Increase (Decrease)
                                     ----------------------------------------------------------
                                             Second Quarter               Year-To-Date
                                     ----------------------------------------------------------
                                       (in thousands)       %       (in thousands)          %
Retail sales                            $  23,667          3.3         $  20,792           1.5
Sales for resale - non-affiliates          (2,944)        (2.4)          (18,783)         (8.1)
Sales for resale - affiliates              (2,493)        (5.5)          (22,949)        (19.1)
Other revenues                              2,246          9.4            (6,337)        (11.8)
Fuel expense                                  228          0.1           (48,930)         (9.9)
Purchased power - non-affiliates          (21,278)       (51.1)          (39,816)        (52.4)
Purchased power - affiliates               (9,110)       (17.9)          (12,366)        (14.2)
Maintenance expense                       (10,508)       (11.9)          (10,054)         (6.1)
Other, net                                 (1,822)      (287.8)           (8,692)       (265.6)
Interest expense, net                      (4,236)        (6.7)           (7,252)         (6.0)
                                     ----------------------------------------------------------

     Retail sales. Excluding energy cost recovery revenues, which generally do not affect net income, retail sales revenue was higher by $49.3 million, or 9.6%, for the second quarter 2002 and $75.8 million, or 7.9%, year-to-date 2002 when compared to the corresponding periods in 2001. Energy sales to residential and commercial customers increased by 5.5% and 4.6% and by 4.5% and 2.6%, respectively, for the second quarter 2002 and year-to-date 2002 as compared to the corresponding periods of 2001 due primarily to more favorable weather conditions in 2002. Energy sales to industrial customers increased only slightly when compared to the previous reporting periods due to the continuing effect of less than favorable economic conditions.

     Sales for resale - non-affiliates. For both reporting periods above, the demand for energy by non-affiliates was lower when compared to the same periods in 2001. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

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

     Other revenues. During the second quarter 2002, other revenues increased primarily due to an increase in revenue associated with transmission of electricity and an increase in rent from electric property when compared to the same period in 2001. However, for year-to-date 2002, other revenues decreased because revenues from gas-fueled cogeneration steam facilities were lower when compared to the same period in 2001 due primarily to lower gas prices and lower demand. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

     Fuel expense. Fuel expense for the second quarter 2002 remained relatively unchanged as compared to the corresponding quarter in 2001; however, such expense decreased year-to-date 2002 as compared to year-to-date 2001 due mainly to the lower price of natural gas in the first quarter 2002. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. In the second quarter 2002 and year-to-date 2002, purchased power from non-affiliates when compared to the corresponding periods in 2001 decreased due to lower costs associated with these energy purchases. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through ALABAMA's energy cost recovery clause.

     Maintenance expense. Maintenance expense decreased during the second quarter 2002 and year-to-date 2002 primarily as a result of decreased maintenance of overhead lines when compared to the corresponding periods of 2001.

     Other, net. The decrease during the second quarter 2002 when compared to the same period in 2001 was primarily due to a decrease in merchandise net income in 2002 and a gain on disposition of property recognized in 2001. The year-to-date 2002 amount decreased from 2001 primarily due to a reduction in Allowance for Funds Used During Construction reflecting the commercial operation of Plant Barry Unit 7 in May 2001 and an increase in non-utility expenses.

     Interest expense, net. The decreases in this expense for the second quarter 2002 and for year-to-date 2002 as compared to the corresponding periods in 2001 primarily resulted from decreases in interest on long-term debt and notes payable mainly due to lower interest rates.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K. On July 30, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late October 2002.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of ALABAMA in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Notes (C) through (E), (G) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

ALABAMA's significant accounting policies are described in Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K. ALABAMA's only critical accounting policy involves rate regulation. ALABAMA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of ALABAMA's operations is no longer subject to these provisions, ALABAMA would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

New Accounting Standards

Effective January 1, 2001, ALABAMA adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below and Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to derivative instruments.

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

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 2002 included the addition of approximately $346 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

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

     Due to cost-based rate regulations, ALABAMA has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, ALABAMA enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. ALABAMA has also

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


implemented a retail fuel hedging program at the instruction of its PSC. The fair value of derivative energy contracts at June 30, 2002 is as follows:

                                            Second Quarter
                                                2002            Year-to-Date
                                               Changes              Changes
      -------------------------------------------------------------------------
                                                       Fair Value
      -------------------------------------------------------------------------
                                                    (in thousands)
     Contracts beginning of period          $23,311                    $   214
     Contracts realized or settled           (4,646)                    (7,069)
     New contracts at inception                   -                          -
     Changes in valuation techniques              -                          -
     Current period changes                    (110)                    25,410
     -------------------------------------------------------------------------
     Contracts at June 30, 2002             $18,555                    $18,555
     =========================================================================

                                         Source of June 30, 2002
                                           Valuation Prices
     -------------------------------------------------------------------------
                                                             Maturity
                                          Total ------------------------------
                                        Fair Value      Year 1      1-3 Years
     -------------------------------------------------------------------------
                                           (in thousands)
     Actively quoted                    $18,555        $13,716        $4,839
     External sources                         -              -             -
     Models and other methods                 -              -             -
     -------------------------------------------------------------------------
     Contracts at June 30, 2002         $18,555        $13,716        $4,839
     =========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At June 30, 2002, ALABAMA had approximately $18.9 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through ALABAMA's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarters ended June 30, 2002 and 2001, approximately $1.0 million and $(0.2) million, respectively, of gains (losses) were recognized in income. For the six months ended June 30, 2002 and 2001, approximately $2.4 million and $2.7 million, respectively, of losses were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of ALABAMA in the Form 10-K and Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K and to Note (N) in the "Notes to the Condensed Financial Statements" herein.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In June 2002, ALABAMA issued $350 million of Series P Floating Rate Senior Notes due December 29, 2003. The proceeds from the sale were used to redeem, in July 2002, $345.5 million aggregate principal amount of its First Mortgage Bonds, 7.75% Series due February 1, 2023, 7.45% Series due July 1, 2023 and 7.30% Series due November 1, 2023. At the time of the issuance of these Senior Notes, ALABAMA entered into interest rate swap agreements to fix the floating rate at 3.015%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     ALABAMA plans to continue, when economically feasible, a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 2002 approximately $325 million of cash and cash equivalents, unused committed lines of credit of approximately $916 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. Of these lines of credit, unless extended, $75 million expire at various times during 2002, $451 million expire in 2003 and $390 million expire in 2004. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of ALABAMA and other SOUTHERN subsidiaries. ALABAMA has regulatory authority for up to $1.0 billion of short-term borrowings. At June 30, 2002, ALABAMA had outstanding $130 million of commercial paper and $15 million in notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              GEORGIA POWER COMPANY





                                                           GEORGIA POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                                  For the Three Months                 For the Six Months
                                                                    Ended June 30,                        Ended June 30,
                                                                2002              2001                2002              2001
                                                                ------------------------             ------------------------
                                                                     (in thousands)                          (in thousands)


Operating Revenues:
Retail sales                                                    $1,062,070        $1,093,733          $1,966,984        $2,042,878
Sales for resale --
  Non-affiliates                                                    72,322            92,760             122,372           180,351
  Affiliates                                                        25,282            35,281              41,789            71,058
Other revenues                                                      44,811            37,509              80,103            73,025
                                                                ----------        ----------          ----------        ----------
Total operating revenues                                         1,204,485         1,259,283           2,211,248         2,367,312
                                                                ----------        ----------          ----------        ----------
Operating Expenses:
Fuel                                                               255,792           252,438             483,169           481,130
Purchased power --
  Non-affiliates                                                    65,280           118,991             103,070           173,096
  Affiliates                                                        98,716            73,285             157,496           152,580
Other                                                              204,694           196,528             378,514           372,102
Maintenance                                                        108,461           104,941             212,315           211,606
Depreciation and amortization                                      101,206           139,679             197,003           303,928
Taxes other than income taxes                                       49,857            51,747              99,432           101,848
                                                                ----------        ----------          ----------        ----------
Total operating expenses                                           884,006           937,609           1,630,999         1,796,290
                                                                ----------        ----------          ----------        ----------
Operating Income                                                   320,479           321,674             580,249           571,022
Other Income (Expense):
Interest income                                                        378             1,206                 879             1,808
Equity in earnings of subsidiaries                                     917               947               1,888             1,956
Other, net                                                           7,224             8,210               3,391              (156)
                                                                ----------        ----------          ----------        ----------
Earnings Before Interest and Income Taxes                          328,998           332,037             586,407           574,630
                                                                ----------        ----------          ----------        ----------
Interest Charges and Other:
Interest expense, net                                               41,453            50,290              82,048           101,189
Distributions on preferred securities of subsidiaries               15,647            14,776              30,423            29,552
                                                                ----------        ----------          ----------        ----------
Total interest charges and other, net                               57,100            65,066             112,471           130,741
                                                                 ----------        ----------          ----------       ----------
Earnings Before Income Taxes                                       271,898           266,971             473,936           443,889
Income taxes                                                       100,933           103,698             176,058           173,031
                                                                ----------        ----------          ----------        ----------
Net Income Before Cumulative Effect of
  Accounting Change                                                170,965           163,273             297,878           270,858

Cumulative effect of accounting change --
  less income taxes of $162 thousand                                     -                 -                   -               257
                                                                ----------        ----------          ----------        ----------
Net Income                                                         170,965           163,273             297,878           271,115
Dividends on Preferred Stock                                           167               167                 335               335
                                                                ----------        ----------          ----------        ----------
Net Income After Dividends on Preferred Stock                   $  170,798        $  163,106           $ 297,543        $  270,780
                                                                ==========        ==========          ===========       ==========

    The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                           GEORGIA POWER COMPANY
                                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Six Months
                                                                                                       Ended June 30,
                                                                                                   2002             2001
                                                                                              -------------      -----------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                                          $ 297,878        $ 271,115
Adjustments to reconcile net income
  to net cash provided from operating activities --
     Depreciation and amortization                                                                    195,235          341,607
     Deferred income taxes and investment tax credits, net                                             22,448          (68,186)
     Other, net                                                                                       (11,423)            (492)
     Changes in certain current assets and liabilities --
       Receivables, net                                                                                19,444           43,215
       Fossil fuel stock                                                                               19,988         (101,637)
       Materials and supplies                                                                           7,625              385
       Accounts payable                                                                               (75,937)        (110,312)
       Energy cost recovery, retail                                                                    36,873           12,386
       Other                                                                                           43,250           92,336
                                                                                                    ---------        ---------
Net cash provided from operating activities                                                           555,381          480,417
                                                                                                    ---------        ---------
Investing Activities:
Gross property additions                                                                             (434,403)        (740,218)
Sales of property                                                                                     387,212                -
Other                                                                                                 (54,351)         (43,712)
                                                                                                    ---------        ---------
Net cash used for investing activities                                                               (101,542)        (783,930)
                                                                                                    ----------       ---------
Financing Activities:
Increase in notes payable, net                                                                         85,407           93,568
Proceeds --
  Senior notes                                                                                              -          600,000
  Preferred securities                                                                                440,000                -
  Capital contributions from parent company                                                             5,397          200,433
Retirements --
  First mortgage bonds                                                                                 (1,860)        (332,040)
  Pollution control bonds                                                                              (7,800)               -
  Senior notes                                                                                       (300,000)               -
Capital distributions to parent company                                                              (200,000)               -
Payment of preferred stock dividends                                                                     (344)            (240)
Payment of common stock dividends                                                                    (271,450)        (265,400)
Other                                                                                                 (15,276)          (7,111)
                                                                                                    ---------        ---------
Net cash provided from (used for) financing activities                                               (265,926)         289,210
                                                                                                    ---------        ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                                  187,913          (14,303)
Cash and Cash Equivalents at Beginning of Period                                                       23,260           29,370
                                                                                                    ---------        ---------
Cash and Cash Equivalents at End of Period                                                          $ 211,173         $ 15,067
                                                                                                    =========        =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                                $79,084         $100,945
  Income taxes (net of refunds)                                                                       $95,482         $140,690



   The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                           GEORGIA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At June 30,           At December 31,
Assets                                                                                    2002                   2001
------                                                                            -------------------    --------------------
                                                                                                     (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 211,173                $ 23,260
Receivables --
  Customer accounts receivable                                                                425,764                 376,322
  Under recovered retail fuel clause revenue                                                  124,589                 161,462
  Other accounts and notes receivable                                                          91,783                 129,073
  Affiliated companies                                                                         29,809                  69,355
  Accumulated provision for uncollectible accounts                                             (6,442)                 (8,895)
Fossil fuel stock, at average cost                                                            182,770                 202,759
Materials and supplies, at average cost                                                       271,613                 279,237
Other                                                                                          89,843                 125,246
                                                                                          -----------             -----------
Total current assets                                                                        1,420,902               1,357,819
                                                                                          -----------             -----------
Property, Plant, and Equipment:
In service                                                                                 17,108,341              16,886,399
Less accumulated provision for depreciation                                                 7,348,515               7,243,209
                                                                                          -----------             -----------
                                                                                            9,759,826               9,643,190
Nuclear fuel, at amortized cost                                                               119,578                 112,771
Construction work in progress                                                                 590,576                 883,285
                                                                                          -----------             -----------
Property, plant, and equipment                                                             10,469,980              10,639,246
                                                                                          -----------             -----------
Other Property and Investments:
Equity investments in subsidiaries                                                             35,016                  35,209
Nuclear decommissioning trusts                                                                358,821                 364,180
Other                                                                                          30,904                  29,618
                                                                                          -----------             -----------
Total other property and investments                                                          424,741                 429,007
                                                                                          -----------             -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      533,871                 543,584
Prepaid pension costs                                                                         307,755                 273,405
Debt expense, being amortized                                                                  71,367                  58,165
Premium on reacquired debt, being amortized                                                   167,971                 173,724
Other                                                                                         161,931                 136,137
                                                                                          -----------             -----------
Total deferred charges and other assets                                                     1,242,895               1,185,015
                                                                                          -----------             -----------
Total Assets                                                                              $13,558,518             $13,611,087
                                                                                          ===========             ===========









  The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                                                           GEORGIA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At June 30,           At December 31,
Liabilities and Stockholder's Equity                                                      2002                   2001
------------------------------------                                               -------------------    --------------------
                                                                                                   (in thousands)
Current Liabilities:
Securities due within one year                                                            $   766,293             $   311,620
Notes payable                                                                                 832,944                 747,537
Accounts payable --
  Affiliated                                                                                  117,089                 109,591
  Other                                                                                       295,580                 409,253
Customer deposits                                                                              89,193                  83,172
Taxes accrued --
  Income taxes                                                                                 93,375                  35,247
  Other                                                                                        94,231                 125,807
Interest accrued                                                                               73,836                  46,942
Vacation pay accrued                                                                           41,391                  41,830
Other                                                                                          96,149                 120,980
                                                                                          -----------             -----------
Total current liabilities                                                                   2,500,081               2,031,979
                                                                                          -----------             -----------
Long-term debt                                                                              2,196,422               2,961,726
                                                                                          -----------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           2,162,674               2,163,959
Deferred credits related to income taxes                                                      221,014                 229,216
Accumulated deferred investment tax credits                                                   331,238                 337,482
Employee benefits provisions                                                                  251,758                 244,648
Other                                                                                         422,346                 440,773
                                                                                          -----------             -----------
Total deferred credits and other liabilities                                                3,389,030               3,416,078
                                                                                          -----------             -----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                        1,229,250                 789,250
                                                                                          -----------             -----------
Preferred stock                                                                                14,569                  14,569
                                                                                          -----------             -----------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  -  15,000,000 shares
  Outstanding  -  7,761,500 shares                                                            344,250                 344,250
Paid-in capital                                                                             1,987,954               2,182,557
Premium on preferred stock                                                                         40                      40
Retained earnings                                                                           1,896,885               1,870,791
Accumulated other comprehensive income                                                             37                    (153)
                                                                                          -----------             -----------
Total common stockholder's equity                                                           4,229,166               4,397,485
                                                                                          -----------             -----------

Total Liabilities and Stockholder's Equity                                                $13,558,518             $13,611,087
                                                                                          ===========             ===========








   The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                          GEORGIA POWER COMPANY
                                         CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                       For the Three Months             For the Six Months
                                                                          Ended June 30,                  Ended June 30,
                                                                     ----------------------            ----------------------
                                                                     2002              2001            2002               2001
                                                                    ------           ------           ------             -----
                                                                         (in thousands)                     (in thousands)


Net Income After Dividends on Preferred Stock                         $170,798      $163,106         $297,543         $270,780
Other comprehensive income:
  Cumulative effect of accounting change for
    qualifying hedges, net of tax of $180                                    -             -                -              286
  Changes in fair value of qualifying hedges,
    net of tax of $(37), $(297), $120, $(61),respectively                  (58)         (479)             190               27
                                                                      --------       --------         --------        --------
COMPREHENSIVE INCOME                                                  $170,740       $162,627         $297,733        $271,093
                                                                      ========       ========         ========        ========


_________________________________________________________________________________________________________________________________




                                                          GEORGIA POWER COMPANY
                                CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                                                         At June 30,          At December 31,
                                                                                             2002                 2001
                                                                                         -------------       ----------------
                                                                                                 (in thousands)

Balance at beginning of period                                                              $(153)              $   -
Change in current period                                                                      190                (153)
                                                                                            -----               ------
BALANCE AT END OF PERIOD                                                                    $  37               $ (153)
                                                                                            =====               ======




________________________________________________________________________________________________________________________________









 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 2002 was $170.8 million and $297.5 million, respectively, compared to $163.1 million and $270.8 million for the corresponding periods in 2001. Earnings increased by $7.7 million, or 4.7%, for the second quarter 2002 and $26.8 million, or 9.9%, year-to-date 2002 when compared to the same periods in 2001 primarily due to elimination of accelerated depreciation under the 2001 retail rate order and, to a lesser extent, reductions in interest expense. (Reference is made to Note (H) in the "Notes to Condensed Financial Statements" herein for additional information.)

     Significant income statement items appropriate for discussion include the following:


                                                                 Increase (Decrease)
                                        -----------------------------------------------------------------
                                                   Second Quarter                    Year-To-Date
                                        -----------------------------------------------------------------
                                        (in thousands)         %             (in thousands)       %
Retail sales                               $ (31,663)           (2.9)        $  (75,894)          (3.7)
Sales for resale - non-affiliates            (20,438)          (22.0)           (57,979)         (32.1)
Sales for resale - affiliates                 (9,999)          (28.3)           (29,269)         (41.2)
Purchased power - non-affiliates             (53,711)          (45.1)           (70,026)         (40.5)
Purchased power - affiliates                  25,431            34.7              4,916            3.2
Depreciation and amortization                (38,473)          (27.5)          (106,925)         (35.2)
Interest expense, net                         (8,837)          (17.6)           (19,141)         (18.9)
                                        -----------------------------------------------------------------


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased in the second quarter 2002 by $15.1 million, or 1.9%, and year-to-date 2002 by $59.8, or 4.1%, when compared to the corresponding periods in 2001. The decreases for both periods are primarily due to a rate decrease pursuant to the new retail rate order effective January 1, 2002. (Reference is made to Note (H) in the "Notes to Condensed Financial Statements" herein for additional information.) The effect of the rate decrease in the second quarter 2002 and year-to-date 2002 was approximately $25.5 million and $55.1 million, respectively. While total retail revenues for the two periods resulted in decreases as compared to the corresponding periods in 2001, residential revenues increased 5.8% for the second quarter 2002 and 3.9% year-to-date 2002 due to increased usage because of warmer weather and an increase in the number of customers. For the second quarter and year-to-date 2002, revenues from commercial customers were down by 5.6% and 3.4%, and revenues from industrial customers were down by 9.7% and 13.6%, respectively. The sluggish economy continues to be a major factor affecting sales to commercial and industrial customers.

     Sales for resale - non-affiliates. In the second quarter 2002 and year-to-date 2002, sales for resale to non-affiliates decreased in part as a direct result of reduced energy sales to these customers. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost. The transfer of Plant Dahlberg to Southern Power on July 31, 2001 also resulted in lower sales in 2002.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Purchased power - non-affiliates. During the second quarter 2002 and year-to-date 2002, these purchases were lower when compared to the same periods in 2001 primarily due to reduced demand for energy from non-affiliates. In 2001, these expenses were also higher due to decreased hydro generation and higher natural gas and oil prices. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause.

     Purchased power - affiliates. Expenses for purchased power from affiliated companies within the SOUTHERN system will also vary depending on demand and the availability and cost of generating resources at each company. In addition, GEORGIA also entered into power purchase agreements with Southern Power beginning in June 2002. The energy component of these transactions will have no significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause. The capacity component of these transactions, however, will result in higher expenses in future periods.

     Depreciation and amortization. Depreciation and amortization decreased in the second quarter 2002 and year-to-date 2002 primarily as a result of discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002 in accordance with the new retail rate order. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein.

     Interest expense, net. The decrease in this item during the second quarter 2002 and year-to-date 2002 from the comparable periods in 2001 is primarily due to a reduction in interest rates and the accrual of interest on accelerated amortization in 2001 under the prior retail rate order, which ceased effective January 1, 2002.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     GEORGIA has entered into power purchase agreements which will result in higher capacity and operating and maintenance payments beginning in June 2002. Under the new retail rate order effective January 1, 2002, these costs will be reflected in rates evenly over the next three years.

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

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GEORGIA in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information, including information on the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND Analysis - "Environmental Issues" of GEORGIA and
Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K.

     Reference is made to Notes (C) through (E) and (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" for information relating to certain lawsuits regarding the installation of fiber optic cable over GEORGIA's existing easements.

Accounting Policies

Critical Policy

GEORGIA's significant accounting policies are described in Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K. GEORGIA's only critical accounting policy involves rate regulation. GEORGIA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of GEORGIA's operations is no longer subject to these provisions, GEORGIA would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Effective January 1, 2001, GEORGIA adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below for information relating to derivative instruments.

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

FINANCIAL CONDITION

Overview

The major changes in GEORGIA's financial condition during the first six months of 2002 were the sale of two units at Plant Wansley to Southern Power and the addition of approximately $434.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Credit Rating Risk

GEORGIA does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit or cash. At June 30, 2002, the maximum potential collateral requirements were approximately $230 million.

Exposure to Market Risks

GEORGIA's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, GEORGIA is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, GEORGIA has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GEORGIA enters into fixed price contracts for the purchase and sale of electricity through the wholesale

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


electricity market and, to a lesser extent, similar contracts for gas purchases. The fair value of derivative energy contracts at June 30, 2002 is as follows:

                                            Second Quarter
                                                2002               Year-to-Date
                                               Changes                Changes
   ----------------------------------------------------------------------------
                                                         Fair Value
   -----------------------------------------------------------------------------
                                                       (in thousands)
   Contracts beginning of period              $(1,660)                  $   362
   Contracts realized or settled                  150                       275
   New contracts at inception                       -                         -
   Changes in valuation techniques                  -                         -
   Current period changes                       1,113                    (1,034)
   ----------------------------------------------------------------------------
      Contracts at June 30, 2002              $  (397)                  $  (397)
   ============================================================================



                                         Source of June 30, 2002
                                           Valuation Prices
     --------------------------------------------------------------------------
                                                             Maturity
                                          Total -------------------------------
                                        Fair Value      Year 1      1-3 Years
     --------------------------------------------------------------------------
                                                        (in thousands)
    Actively quoted                      $(397)      $(407)               $10
    External sources                        -            -
    Models and other methods                -            -                  -
    ---------------------------------------------------------------------------
    Contracts at June 30, 2002           $(397)      $(407)               $10
    ===========================================================================

     Realized gains and losses are recognized in the Statements of Income as incurred. For the quarters ended June 30, 2002 and 2001, approximately $1.3 million and $0.3 million, respectively, of gains were recognized in income. For the six months ended June 30, 2002 and 2001, approximately $1.2 million and $0.2 million, respectively, of losses were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of GEORGIA in the Form 10-K and Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K.

Financing Activities

In June 2002, Georgia Power Capital Trust V, a statutory business trust, sold $440 million of its 7?% Trust Preferred Securities, which are guaranteed by GEORGIA. The net proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In July 2002, GEORGIA issued $300 million of Series J 4.875% Senior Notes due July 15, 2007. The net proceeds from this issuance were used to prepay a portion of a $350 million bank loan. In anticipation of this issuance, GEORGIA entered into interest rate swaps related to the 5 year treasury rate. These swaps fixed the 5 year treasury rate at an average 4.018% on a $300 million notional amount. The swaps were settled prior to the actual senior note issuance for $(0.5) million. This amount will be amortized as a credit to interest expense over the life of the senior notes.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     GEORGIA plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements," "Other Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 2002 approximately $211.2 million of cash and cash equivalents and approximately $1.765 billion of unused credit arrangements with banks, of which $90 million expire in 2002 and $1.675 billion expire in 2003. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of GEORGIA and other SOUTHERN subsidiaries. At June 30, 2002, GEORGIA had outstanding $832.9 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY



                                                           GULF POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                        For the Three Months              For the Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                        2002            2001             2002            2001
                                                                       ---------   ------------         --------     -----------

                                                                            (in thousands)                    (in thousands)


Operating Revenues:
Retail sales                                                             $172,781        $143,415         $306,275        $272,245
Sales for resale --
  Non-affiliates                                                           18,684          20,297           36,118          40,444
  Affiliates                                                                7,514           9,056           10,095          17,666
Other revenues                                                             11,008           7,662           18,432          15,104
                                                                         --------        --------         --------        --------
Total operating revenues                                                  209,987         180,430          370,920         345,459
                                                                         --------        --------         --------        --------
Operating Expenses:
Fuel                                                                       70,142          53,138          106,897         102,470
Purchased power --
  Non-affiliates                                                            6,848          16,537           12,652          25,038
  Affiliates                                                               13,130           6,014           30,191          17,580
Other                                                                      30,985          29,009           57,910          56,235
Maintenance                                                                23,749          14,376           41,938          27,835
Depreciation and amortization                                              19,083          16,932           36,374          33,607
Taxes other than income taxes                                              14,876          13,722           29,291          27,207
                                                                         --------        --------         --------        --------
Total operating expenses                                                  178,813         149,728          315,253         289,972
                                                                         --------        --------         --------        --------
Operating Income                                                           31,174          30,702           55,667          55,487
Other Income (Expense):
Interest income                                                                 6             337              155             507
Other, net                                                                    179             222            1,806            (577)
                                                                         --------        --------         --------        --------
Earnings Before Interest and Income Taxes                                  31,359          31,261           57,628          55,417
                                                                         --------        --------         --------        --------
Interest and Other:
Interest expense, net                                                       8,146           6,423           15,132          12,696
Distributions on preferred securities of subsidiary                         2,103           1,550            4,206           3,100
                                                                         --------        --------         --------        --------
Total interest charges and other, net                                      10,249           7,973           19,338          15,796
                                                                         --------        --------         --------        --------
Earnings Before Income Taxes                                               21,110          23,288           38,290          39,621
Income taxes                                                                7,569           8,464           12,978          14,615
                                                                         --------        --------         --------        --------
Net Income Before Cumulative Effect of
  Accounting Change                                                        13,541          14,824           25,312          25,006
Cumulative effect of accounting change --
  less income taxes of $42 thousand                                             -               -                -              68
                                                                         --------        --------         --------        --------
Net Income                                                                 13,541          14,824           25,312          25,074
Dividends on Preferred Stock                                                   54              54              108             108
                                                                         --------        --------         --------        --------

Net Income After Dividends on Preferred Stock                            $ 13,487        $ 14,770         $ 25,204        $ 24,966
                                                                         ========        ========         ========        ========



   The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                           GULF POWER COMPANY
                                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2002             2001
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                          $ 25,312         $ 25,074
Adjustments to reconcile net income
  to net cash provided from operating activities --
        Depreciation and amortization                                                                 38,700           35,554
        Deferred income taxes and investment tax credits, net                                         (4,049)          (1,737)
        Other, net                                                                                       (25)             547
        Changes in certain current assets and liabilities --
           Receivables, net                                                                          (25,427)           5,791
           Fossil fuel stock                                                                         (12,757)         (24,143)
           Materials and supplies                                                                       (465)            (279)
           Accounts payable                                                                             2,200         (36,430)
           Regulatory clauses under/over recovery                                                      (2,581)         (5,307)
           Other                                                                                       19,354          23,037
                                                                                                    ---------        --------
Net cash provided from operating activities                                                            40,262          22,107
                                                                                                    ---------        --------
Investing Activities:
Gross property additions                                                                             (67,948)        (163,048)
Other                                                                                                (17,977)          22,471
                                                                                                    --------         --------
Net cash used for investing activities                                                               (85,925)        (140,577)
                                                                                                    --------         --------
Financing Activities:
Increase (decrease) in notes payable, net                                                             (3,187)          73,225
Proceeds --
  Other long-term debt                                                                                44,803                -
  Capital contributions from parent company                                                           37,782           70,000
Retirements --
  Other long-term debt                                                                                     -              (71)
Payment of preferred stock dividends                                                                    (108)            (108)
Payment of common stock dividends                                                                    (32,750)         (26,800)
Other                                                                                                   (594)               -
                                                                                                    --------         --------
Net cash provided from financing activities                                                           45,946          116,246
                                                                                                    --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                                                     283           (2,224)
Cash and Cash Equivalents at Beginning of Period                                                       2,244            4,381
                                                                                                    --------         --------
Cash and Cash Equivalents at End of Period                                                           $ 2,527           $2,157
                                                                                                    ========         ========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                               $19,999          $14,734
  Income taxes (net of refunds)                                                                       $2,503           $7,748







    The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At June 30,           At December 31,
Assets                                                                                    2002                   2001
------                                                                           -------------------    --------------------
                                                                                                   (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $    2,527              $    2,244
Receivables --
  Customer accounts receivable                                                                 86,050                  64,113
  Under recovered regulatory clauses                                                           25,789                  24,912
  Other accounts and notes receivable                                                           8,208                   4,316
  Affiliated companies                                                                          4,721                   2,689
  Accumulated provision for uncollectible accounts                                             (1,147)                 (1,342)
Fossil fuel stock, at average cost                                                             60,412                  47,655
Materials and supplies, at average cost                                                        29,322                  28,857
Other                                                                                           7,379                  12,662
                                                                                           ----------              ----------
Total current assets                                                                          223,261                 186,106
                                                                                           ----------              ----------
Property, Plant, and Equipment:
In service                                                                                  2,205,796               1,951,512
Less accumulated provision for depreciation                                                   930,945                 912,581
                                                                                           ----------              ----------
                                                                                            1,274,851               1,038,931
Construction work in progress                                                                  61,381                 264,525
                                                                                           ----------              ----------
Property, plant, and equipment                                                              1,336,232               1,303,456
                                                                                           ----------              ----------
Other Property and Investments                                                                 10,096                   7,049
                                                                                           ----------              ----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       17,098                  16,766
Prepaid pension costs                                                                          33,180                  29,980
Debt expense, being amortized                                                                   2,582                   3,036
Premium on reacquired debt, being amortized                                                    13,780                  14,518
Other                                                                                          12,896                  12,222
                                                                                           ----------              ----------
Total deferred charges and other assets                                                        79,536                  76,522
                                                                                           ----------              ----------
Total Assets                                                                               $1,649,125              $1,573,133
                                                                                           ==========              ==========




   The accompanying notes as they relate to GULF are an integral part of these condensed statements.




                                      GULF POWER COMPANY
                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                     At June 30,           At December 31,
Liabilities and Stockholder's Equity                                     2002                   2001
------------------------------------                                -----------------    --------------------
                                                                                 (in thousands)
Current Liabilities:
Notes payable                                                               $ 84,124                $ 87,311
Accounts payable --
  Affiliated                                                                  23,340                  18,202
  Other                                                                       26,314                  38,308
Customer deposits                                                             16,325                  14,506
Taxes accrued --
  Income taxes                                                                17,331                   8,162
  Other                                                                       13,337                   8,053
Interest accrued                                                               8,643                   8,305
Provision for rate refund                                                          -                   1,530
Vacation pay accrued                                                           4,725                   4,725
Regulatory clauses over recovery                                               2,015                   3,719
Other                                                                          5,003                   6,528
                                                                          ----------              ----------
Total current liabilities                                                    201,157                 199,349
                                                                          ----------              ----------
Long-term debt                                                               511,938                 467,784
                                                                          ----------              ----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                            159,232                 161,968
Deferred credits related to income taxes                                      26,404                  28,293
Accumulated deferred investment tax credits                                   23,096                  24,056
Employee benefits provisions                                                  38,421                  41,508
Other                                                                         34,512                  26,045
                                                                          ----------              ----------
Total deferred credits and other liabilities                                 281,665                 281,870
                                                                          ----------              ----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                         115,000                 115,000
                                                                          ----------              ----------
Preferred stock                                                                4,236                   4,236
                                                                          ----------              ----------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 992,717 shares
  Outstanding - 992,717 shares                                                38,060                  38,060
Paid-in capital                                                              343,741                 305,960
Premium on preferred stock                                                        12                      12
Retained earnings                                                            153,316                 160,862
                                                                          ----------              ----------
Total common stockholder's equity                                            535,129                 504,894
                                                                          ----------              ----------

Total Liabilities and Stockholder's Equity                                $1,649,125              $1,573,133
                                                                          ==========              ==========








      The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter 2002 and year-to-date 2002 was $13.5 million and $25.2 million, respectively, compared to $14.8 million and $25.0 million for the corresponding periods in 2001. Earnings for the second quarter 2002 decreased by $1.3 million, or 8.7%, primarily due to increases in certain expenses, including maintenance expense and interest expense. While earnings for year-to-date 2002 remained relatively unchanged, there were several significant variations in individual categories which are addressed below.

     Significant income statement items appropriate for discussion include the following:

                                                                   Increase (Decrease)
                                          -----------------------------------------------------------
                                                  Second Quarter                 Year-To-Date
                                          -----------------------------------------------------------
                                          (in thousands)         %         (in thousands)        %
Retail sales                                  $29,366            20.5      $   34,030         12.5
Sales for resale - non-affiliates              (1,613)           (7.9)         (4,326)       (10.7)
Sales for resale - affiliates                  (1,542)          (17.0)         (7,571)       (42.9)
Other revenues                                  3,346            43.7           3,328         22.0
Fuel expense                                   17,004            32.0           4,427          4.3
Purchased power - non-affiliates               (9,689)          (58.6)        (12,386)       (49.5)
Purchased power - affiliates                    7,116           118.3          12,611         71.7
Maintenance expense                             9,373            65.2          14,103         50.7
Depreciation and amortization                   2,151            12.7           2,767          8.2
Other, net                                        (43)          (19.4)          2,383        413.0
Interest expense, net                           1,723            26.8           2,436         19.2
Distributions on preferred securities
   of subsidiary                                  553            35.7           1,106         35.7
                                          -----------------------------------------------------------

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $13.2 million, or 15.5%, for the second quarter 2002 and by $18.3 million, or 11.3%, year-to-date 2002. For both of the above reporting periods, retail sales revenues were higher than the corresponding periods in 2001 primarily due to warmer weather, growth in the number of customers and the retail rate increase which went into effect in June 2002. (Reference is made to Note (J) in the "Notes to Condensed Financial Statements" herein for additional information.) During the second quarter 2002, retail energy sales to residential, commercial and industrial customers increased by 7.7%, 7.3% and 1.0%, respectively, as compared to the same period in 2001. For year-to-date 2002 as compared to 2001, retail energy sales to residential and commercial customers increased by 6.9% and 5.3%, respectively, while energy sales to industrial customers decreased by 2.4%. Sales to industrial customers continue to be affected by the sluggish economy.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. During each of the above reporting periods, sales for resale to non-affiliates decreased when compared to the corresponding periods in 2001 mainly due to reduced demand for energy by these customers. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other revenues. The increases in other revenues for both reporting periods shown above as compared to the comparable periods in 2001 are primarily due to a $1.7 million settlement related to a power purchase agreement, a $1 million gain on sale of gas and an increase of $0.5 million in franchise fees over the previous periods.

     Fuel expense. The increase in fuel expense during the second quarter 2002 and year-to-date 2002 is mainly attributed to the commercial operation of Plant Smith Unit 3 beginning in April 2002. Since energy expenses are generally offset by energy revenues through GULF's fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. During the second quarter 2002 and year-to-date 2002, purchased power from non-affiliates decreased primarily due to lower costs for energy compared to the same periods in 2001. Since energy expenses are generally offset by energy revenues through GULF's fuel clause recovery mechanism, these expenses do not have a significant impact on net income.

     Maintenance expense. The increases in maintenance expense for the two reporting periods as compared to the comparable periods in 2001 primarily resulted from planned turbine and boiler inspections and repairs for GULF's generating facilities.

     Depreciation and amortization. The increase in this expense for the second quarter 2002 and year-to-date 2002 resulted primarily from an increase in plant in service, including the addition of Plant Smith Unit 3, as compared to the previous reporting periods in 2001.

     Other, net. The increase in this item for the year-to-date 2002 period when compared to the same period in 2001 is primarily due to higher allowance for equity funds used during construction related to Plant Smith Unit 3, which went into commercial operation in April 2002.

     Interest expense, net. The primary reason for the increase in this expense for both reporting periods relates to additional sales of an aggregate amount of $180 million of senior notes.

     Distributions on preferred securities of subsidiary. As a result of the sale in November 2001 of $30 million of 7.375% Trust Preferred Securities, these distributions increased in both reporting periods as compared to the comparable periods in 2001.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K.

     In 1999, the Florida PSC approved GULF's plan to reduce its authorized rate of return, reduce retail base rates and share revenues with its customers. The revenue sharing plan expired on April 22, 2002 at the commercial in-service date of Plant Smith Unit 3. Based upon the actual revenues for January through April 2002, there will be no refund to customers for this period. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     In April 2002, the Florida PSC approved an annual base rate increase for GULF of $53.2 million which became effective in June 2002. Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" herein and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for additional information.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GULF in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal will depend on the form in which final rules may be ultimately adopted.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (C) through (E) and (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" for information relating to certain lawsuits regarding the installation of fiber optic cable over GULF's existing easements.

Accounting Policies

Critical Policy

GULF's significant accounting policies are described in Note 1 to the financial statements of GULF in Item 8 of the Form 10-K. GULF's only critical accounting policy involves rate regulation. GULF is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of GULF's operations is no longer subject to these provisions, GULF would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, GULF adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below for information relating to derivative instruments.

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

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 2002 included the addition of approximately $67.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, other long-term debt and capital contributions from SOUTHERN. See GULF's Condensed Statements of Cash Flows for further details.

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

     Due to cost-based rate regulations, GULF has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GULF enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. The fair value of derivative energy contracts at June 30, 2002 is as follows:

                                            Second Quarter
                                                2002               Year-to-Date
                                               Changes                Changes
   ----------------------------------------------------------------------------
                                                         Fair Value
   ----------------------------------------------------------------------------
                                                       (in thousands)
    Contracts beginning of period               $(268)               $(110)
    Contracts realized or settled                  24                   45
    New contracts at inception                      -                    -
    Changes in valuation techniques                 -                    -
    Current period changes                        180                    1
    ---------------------------------------------------------------------------
    Contracts at June 30, 2002                 $  (64)              $  (64)
    ===========================================================================


                                         Source of June 30, 2002
                                           Valuation Prices
     --------------------------------------------------------------------------
                                                             Maturity
                                          Total -------------------------------
                                        Fair Value      Year 1      1-3 Years
     --------------------------------------------------------------------------
                                                    (in thousands)


    Actively quoted                       $(64)           $(66)          $2
    External sources                         -               -            -
    Models and other methods                 -               -            -
    ---------------------------------------------------------------------------
    Contracts at June 30, 2002            $(64)           $(66)          $2
    ===========================================================================

     Realized gains and losses are recognized in the Statements of Income as incurred. These amounts were not material for the quarter and year-to-date periods ended June 30, 2002 and 2001.

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

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS
- "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at June 30, 2002 approximately $2.5 million of cash and cash equivalents and $61.9 million of unused committed lines of credit with banks that expire in 2002 and $61.5 million that expire in 2003. The credit arrangements provide liquidity support to GULF's obligations with respect to variable rate pollution control bonds and commercial paper. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of GULF and other SOUTHERN subsidiaries. At June 30, 2002, GULF had outstanding $84.1 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY



                                                     MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                                 For the Three Months              For the Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                               2002             2001            2002             2001
                                                              ------          --------         -------          ------
                                                                   (in thousands)                   (in thousands)


Operating Revenues:
Retail sales                                                    $138,601         $127,802        $257,068         $242,381
Sales for resale --
  Non-affiliates                                                  52,182           49,437         104,334           89,725
  Affiliates                                                      10,456           23,604          20,069           35,592
Other revenues                                                     4,139            3,106           6,965            7,563
                                                                --------         --------        --------         --------
Total operating revenues                                         205,378          203,949         388,436          375,261
                                                                --------         --------        --------         --------
Operating Expenses:
Fuel                                                              66,772           73,064         126,974          110,548
Purchased power --
  Non-affiliates                                                   4,416           14,183           7,257           28,806
  Affiliates                                                      10,387           13,167          17,793           44,703
Other                                                             37,103           32,764          72,464           59,133
Maintenance                                                       20,606           13,441          41,277           27,289
Depreciation and amortization                                     13,918           13,962          28,430           25,878
Taxes other than income taxes                                     13,719           10,728          26,911           22,649
                                                                --------         --------        --------         --------
Total operating expenses                                         166,921          171,309         321,106          319,006
                                                                --------         --------        --------         --------
Operating Income                                                  38,457           32,640          67,330           56,255
Other Income:
Interest income                                                       82               79             168              223
Other, net                                                         1,070            1,856           1,177            2,063
                                                                --------         --------        --------         --------
Earnings Before Interest and Income Taxes                         39,609           34,575          68,675           58,541
Interest Expense and Other:                                     --------         --------        --------         --------
Interest expense, net                                              4,279            6,218           9,325           13,164

Distributions on preferred securities of subsidiary                1,022              678           1,770            1,356
                                                                --------         --------        --------         --------
Total interest charges and other, net                              5,301            6,896          11,095           14,520
                                                                --------         --------        --------         --------
Earnings Before Income Taxes                                      34,308           27,679          57,580           44,021
Income taxes                                                      13,016           10,605          21,803           16,729
                                                                --------         --------        --------         --------
Net Income Before Cumulative Effect of
  Accounting Change                                               21,292           17,074          35,777           27,292
  Cumulative effect of accounting change --
  less income taxes of $43 thousand                                    -                -               -               70
                                                                --------         --------        --------         --------
Net Income                                                        21,292           17,074          35,777           27,362
Dividends on Preferred Stock                                         504              503           1,007            1,034
                                                                --------         --------        --------         --------
Net Income After Dividends on Preferred Stock                    $20,788         $ 16,571        $ 34,770         $ 26,328
                                                                ========        =========        ========         ========




   The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                          MISSISSIPPI POWER COMPANY
                                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                         2002            2001
                                                                                     -------------- ---------------
                                                                                            (in thousands)
Operating Activities:
Net income                                                                                $ 35,777        $ 27,362
Adjustments to reconcile net income
  to net cash provided from operating activities --
        Depreciation and amortization                                                       30,486          27,836
         Deferred income taxes and investment tax credits, net                              (6,021)           (239)
         Other, net                                                                          5,953           2,086
         Changes in certain current assets and liabilities --
            Receivables, net                                                                 3,463         (10,692)
            Fossil fuel stock                                                               (1,768)        (30,500)
            Materials and supplies                                                          (1,092)         (1,153)
            Accounts payable                                                               (13,723)          6,861
            Other                                                                           10,679             231
                                                                                          --------        --------
Net cash provided from operating activities                                                 63,754          21,792
                                                                                          --------        --------
Investing Activities:
Gross property additions                                                                   (36,813)        (23,032)
Other                                                                                      (10,713)         (5,358)
                                                                                          --------        --------
Net cash used for investing activities                                                     (47,526)        (28,390)
                                                                                          --------        --------
Financing Activities:
Increase in notes payable, net                                                               9,922          22,724
Proceeds --
  Senior notes                                                                              80,000               -
  Preferred securities                                                                      35,000               -
  Capital contributions from parent company                                                    682          70,000
Retirements --
  First mortgage bonds                                                                        (650)        (36,000)
  Senior notes                                                                             (80,190)        (20,547)
  Preferred securities                                                                     (35,000)              -
Payment of preferred stock dividends                                                        (1,007)         (1,034)
Payment of common stock dividends                                                          (31,750)        (25,300)
Other                                                                                          106             (78)
                                                                                          --------        --------
Net cash provided from (used for) financing activities                                     (22,887)          9,765
                                                                                          --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                                        (6,659)          3,167
Cash and Cash Equivalents at Beginning of Period                                            18,950           7,531
                                                                                          --------        --------
Cash and Cash Equivalents at End of Period                                                $ 12,291        $ 10,698
                                                                                          ========        ========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                      $7,490         $14,616
  Income taxes (net of refunds)                                                             $7,231          $1,472





 The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                     At June 30,          At December 31,
Assets                                                                                  2002                   2001
------                                                                          --------------------   --------------------
                                                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                                            $ 12,291               $ 18,950
Receivables --
  Customer accounts receivable                                                         61,946                 48,200
  Under recovered regulatory clauses                                                   21,341                 15,086
  Other accounts and notes receivable                                                   7,091                 26,068
  Affiliated companies                                                                 18,164                 22,569
  Accumulated provision for uncollectible accounts                                       (897)                  (856)
Fossil fuel stock, at average cost                                                     33,257                 31,489
Materials and supplies, at average cost                                                24,314                 23,223
Other                                                                                  24,081                 16,002
                                                                                   ----------             ----------
Total current assets                                                                  201,588                200,731
                                                                                   ----------             ----------
Property, Plant, and Equipment:
In service                                                                          1,780,529              1,741,499
Less accumulated provision for depreciation                                           718,436                698,681
                                                                                   ----------             ----------
                                                                                    1,062,093              1,042,818
Construction work in progress                                                          32,247                 38,253
                                                                                   ----------             ----------
Property, plant, and equipment                                                      1,094,340              1,081,071
                                                                                   ----------             ----------
Other Property and Investments                                                          5,090                  1,900
                                                                                   ----------             ----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               13,006                 13,394
Prepaid pension costs                                                                  13,071                 11,171
Debt expense, being amortized                                                           3,046                  4,396
Premium on reacquired debt, being amortized                                             7,501                  6,719
Other                                                                                  18,270                 20,821
                                                                                   ----------             ----------
Total deferred charges and other assets                                                54,894                 56,501
                                                                                   ----------             ----------
Total Assets                                                                       $1,355,912             $1,340,203
                                                                                   ==========             ==========


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                          MISSISSIPPI POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                   At June 30,          At December 31,
Liabilities and Stockholder's Equity                                                    2002                   2001
------------------------------------                                             --------------------   --------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                      $   35,020             $   80,020
Notes payable                                                                           25,894                 15,973
Accounts payable --
  Affiliated                                                                            17,293                  6,175
  Other                                                                                 66,720                 92,538
Customer deposits                                                                        6,992                  6,540
Taxes accrued --
  Income taxes                                                                          35,573                 14,981
  Other                                                                                 22,356                 35,282
Interest accrued                                                                         6,951                  5,079
Vacation pay accrued                                                                     5,810                  5,810
Regulatory clauses over recovery                                                        22,692                 13,296
Other                                                                                    8,821                 12,041
                                                                                    ----------             ----------
Total current liabilities                                                              254,122                287,735
                                                                                    ----------             ----------
Long-term debt                                                                         277,935                233,753
                                                                                    ----------             ----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                      136,508                138,913
Deferred credits related to income taxes                                                22,212                 23,626
Accumulated deferred investment tax credits                                             21,661                 22,268
Employee benefits provisions                                                            48,849                 45,827
Other                                                                                   32,434                 29,592
                                                                                    ----------             ----------
Total deferred credits and other liabilities                                           261,664                260,226
                                                                                    ----------             ----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding company junior
  subordinated notes                                                                    35,000                 35,000
                                                                                    ----------             ----------
Preferred stock                                                                         31,809                 31,809
                                                                                    ----------             ----------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
Par value                                                                               37,691                 37,691
Paid-in capital                                                                        267,937                267,256
Premium on preferred stock                                                                 326                    326
Retained earnings                                                                      189,428                186,407
                                                                                    ----------             ----------
Total common stockholder's equity                                                      495,382                491,680
                                                                                    ----------             ----------

Total Liabilities and Stockholder's Equity                                          $1,355,912             $1,340,203
                                                                                    ==========             ==========





The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter 2002 and year-to date 2002 was $20.8 million and $34.8 million, respectively, compared to $16.6 million and $26.3 million for the corresponding periods of 2001. Earnings were up $4.2 million, or 25.4%, for the second quarter 2002 and up $8.4 million, or 32.1%, year-to-date 2002 primarily due to higher operating revenues and lower interest expense.

     Significant income statement items appropriate for discussion include the following:


                                                                        Increase (Decrease)
                                        ----------------------------------------------------------------
                                                  Second Quarter                      Year-To-Date
                                        ----------------------------------------------------------------
                                          (in thousands)           %          (in thousands)          %
Retail sales                             $   10,799               8.4         $   14,687            6.1
Sales for resale - non-affiliates             2,745               5.6             14,609           16.3
Sale for resale - affiliates                (13,148)            (55.7)           (15,523)         (43.6)
Fuel expense                                 (6,292)             (8.6)            16,426           14.9
Purchased power - non-affiliates             (9,767)            (68.9)           (21,549)         (74.8)
Purchased power - affiliates                 (2,780)            (21.1)           (26,910)         (60.2)
Other operation expense                       4,339              13.2             13,331           22.5
Maintenance expense                           7,165              53.3             13,988           51.3
Depreciation and amortization                   (44)             (0.3)             2,552            9.9
Taxes other than income taxes                 2,991              27.9              4,262           18.8
Interest expense, net                        (1,939)            (31.2)            (3,839)         (29.2)
                                        ----------------------------------------------------------------

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $12.0 million, or 16.2%, in the second quarter 2002 and by $22.6 million, or 16.6%, year-to-date 2002 when compared to the corresponding periods in 2001 primarily due to the retail rate increase which took effect in January 2002 and, to a lesser extent, higher retail energy sales. (Reference is made to Note (K) in the "Notes to Condensed Financial Statements" herein for additional information.) Retail energy sales in the second quarter 2002 compared to the same period in 2001 increased for residential and commercial customers by 3.2% and 3.8%, respectively, while sales to industrial customers decreased by 3.2%. For year-to-date 2002 as compared to the comparable period in 2001, total retail sales increased 4.3% and 2.6% for residential and commercial customers, respectively, and decreased 0.9% for industrial customers. Sales to industrial customers continue to be affected by the sluggish economy.

     Sales for resale - non-affiliates. During the second quarter 2002 and year-to-date 2002, sales for resale to non-affiliates increased mainly due to demand for energy by non-affiliates and additional power sales as a result of the commercial operation in May 2001 of Plant Daniel Units 3 and 4 when compared to the corresponding periods in 2001.

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

     Fuel expense. Lower fuel expenses in the second quarter 2002 when compared to the same period in the prior year are primarily attributed to lower unit fuel prices. For year-to-date 2002, higher fuel expenses as compared to 2001 resulted from increased generation and the commercial operation in May 2001 of Plant Daniel Units 3 and 4. Since energy expenses are generally offset by energy revenues through MISSISSIPPI's fuel cost recovery clause, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. In the second quarter 2002 and year-to-date 2002, purchased power from non-affiliates decreased primarily due to commercial operation of the new units at Plant Daniel in May 2001. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through MISSISSIPPI's fuel cost recovery clause.

     Other operation expense. In the second quarter 2002 and year-to-date 2002, other operation expense increased over the same periods in 2001 primarily as a result of lease payments related to the commercial operation of Plant Daniel Units 3 and 4, which began in May 2001.

     Maintenance expense. During the second quarter 2002 and year-to-date 2002, maintenance expense increased when compared to the corresponding periods in 2001 primarily as a result of scheduled maintenance performed at Plant Watson and Plant Daniel in 2002.

     Depreciation and amortization. The year-to-date 2002 increase over the corresponding period in 2001 is primarily due to amortization of MISSISSIPPI's regulatory asset related to the ECO Plan. For additional information about the ECO Plan, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     Taxes other than income taxes. This expense for the second quarter 2002 and year-to-date 2002 increased primarily as a result of the additional property taxes related to the commercial operation of Plant Daniel Units 3 and 4.

     Interest expense, net. The decreases in this expense for the second quarter 2002 and for year-to-date 2002 as compared to the corresponding periods in 2001 primarily result from decreases in interest on long-term debt and notes payable as a result of lower interest rates on debt outstanding.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     In December 2001, the Mississippi PSC approved MISSISSIPPI's annual retail rate increase of approximately $39 million, which became effective in January 2002. For additional information, see Note (K) in the "Notes to the Condensed Financial Statements" herein.

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

     MISSISSIPPI's 2002 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 5, 2002 and resulted in a slight increase in rates. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot continue to be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of MISSISSIPPI in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Note 6 to MISSISSIPPI's financial statements in the Form 10-K, regarding Long-Term Capacity Sales Agreements. MISSISSIPPI has entered into a capacity sale contract under which minimum capacity revenues to MISSISSIPPI would average approximately $21 million annually through May 2011. The customer for that capacity is currently experiencing liquidity problems and has had its credit rating reduced below investment grade. The customer has provided MISSISSIPPI with a $26 million letter of credit expiring in February 2003. This letter of credit can be drawn if it is not replaced by acceptable security prior to expiration or if the customer defaults under the contract. In the event of such a default, and if MISSISSIPPI were unable to resell that capacity in the market, future earnings could be affected. The outcome cannot now be determined.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (C) through (E), (K) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" for information relating to certain lawsuits regarding the installation of fiber optic cable over MISSISSIPPI's existing easements.

Accounting Policies

Critical Policy

MISSISSIPPI's significant accounting policies are described in Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K. MISSISSIPPI's critical accounting policy involves rate regulation. MISSISSIPPI is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of MISSISSIPPI's operations is no longer subject to these provisions, MISSISSIPPI would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

    Additionally, MISSISSIPPI accounts for its lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa") as an operating lease. Under this agreement, Escatawpa, a special purpose entity, is owner-lessor of the combined-cycle generating units at MISSISSIPPI's Plant Daniel. MISSISSIPPI does not consolidate this entity since parties unrelated to MISSISSIPPI have made substantive residual equity capital investments in excess of 3 percent. In June 2002, the FASB issued an exposure draft for comment of a proposed interpretation on "Consolidation of Certain Special-Purpose Entities," an interpretation of Accounting Research Bulletin No. 51. It is expected that the exposure draft would be finalized by year end, with an effective date for existing transactions subject to the interpretation, including MISSISSIPPI's lease transaction, to be implemented on April 1, 2003. This interpretation is in draft form; the final pronouncement may differ from the draft. However, in its current draft form, MISSISSIPPI would be deemed to be the "primary beneficiary" of its lease arrangement with Escatawpa and would be required to consolidate the leased asset and related debt on its books or to restructure the existing arrangement to comply with the final rules. Until final rules are approved by the FASB, MISSISSIPPI will continue to analyze the impact of the exposure draft. MISSSISSIPPI's current operating lease arrangement with Escatawpa has been reviewed and approved by the Mississippi PSC and is reflected and approved for recovery in both its retail and wholesale rate jurisdictions. Consolidation of the leased asset and related debt could require MISSISSIPPI to seek additional regulatory review.

New Accounting Standards

Effective January 1, 2001, MISSISSIPPI adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below for information relating to derivative instruments.

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

FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 2002 included the addition of approximately $36.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 4 to the financial statements in Item 8 of MISSISSIPPI in the Form 10-K and to "Critical Policy" above for additional information.

Credit Rating Risk

MISSISSIPPI does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade; however, at June 30, 2002, this exposure was immaterial.

Exposure to Market Risks

MISSISSIPPI's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period, December 31, 2001. In addition, MISSISSIPPI is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, MISSISSIPPI has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, MISSISSIPPI enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. MISSISSIPPI has also implemented retail and

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


wholesale fuel hedging programs at the instruction of its PSC. The fair value of derivative energy contracts is as follows:

                                            Second Quarter
                                                2002               Year-to-Date
                                               Changes                Changes
   ----------------------------------------------------------------------------
                                                         Fair Value
   ----------------------------------------------------------------------------
                                                       (in thousands)


   Contracts beginning of period             $5,180                   $(3,830)
   Contracts realized or settled               (210)                     (190)
   New contracts at inception                     -                         -
   Changes in valuation techniques                -                         -
   Current period changes                     1,874                    10,864
   ----------------------------------------------------------------------------
   Contracts at June 30, 2002                $6,844                   $ 6,844
   ============================================================================



                                         Source of June 30, 2002
                                             Valuation Prices
     --------------------------------------------------------------------------
                                                             Maturity
                                          Total -------------------------------
                                        Fair Value      Year 1      1-3 Years
     --------------------------------------------------------------------------
                                                    (in thousands)

    Actively quoted                       $6,844        $3,495          $3,349
    External sources                           -             -               -
    Models and other methods                   -             -               -
    --------------------------------------------------------------------------
    Contracts at June 30, 2002            $6,844        $3,495          $3,349
    ===========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail and wholesale fuel hedging programs are recorded as regulatory assets and liabilities. At June 30, 2002, MISSISSIPPI had approximately $6.9 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through MISSISSIPPI's energy cost management clauses. Reference is made to Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K and Note (L) in the "Notes to the Condensed Financial Statements" herein regarding the respective approvals of the retail and wholesale energy cost management clauses. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarter and year-to-date periods ended June 30, 2002 and 2001, these amounts were not material.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% Trust Originated Preferred Securities, which are guaranteed by MISSISSIPPI, for the purpose of redeeming in May 2002 $35 million of Mississippi Power Capital Trust I 7.75% Trust Originated Preferred Securities.

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 2002 approximately $12.3 million of cash and cash equivalents and $74.5 million of committed credit arrangements with banks that expire in 2002 and $50 million that expire in 2003. The credit arrangements provide liquidity support to MISSISSIPPI's obligations with respect to variable rate pollution control bonds and commercial paper. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of MISSISSIPPI and other SOUTHERN subsidiaries. At June 30, 2002, MISSISSIPPI had outstanding $25.9 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                                                          SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                                        For the Three Months             For the Six Months
                                                                           Ended June 30,                  Ended June 30,
                                                                         2002           2001            2002            2001
                                                                        ---------------------           ---------------------
                                                                             (in thousands)                  (in thousands)


Operating Revenues:
Retail sales                                                               $74,293        $70,716         $129,240       $129,135
Sales for resale --
  Non-affiliates                                                             2,097          2,016            3,030          3,574
  Affiliates                                                                 1,264            651            2,162          1,878
Other revenues                                                                 706            587            1,306          1,074
                                                                            ------        -------         --------       --------
Total operating revenues                                                    78,360         73,970          135,738        135,661
                                                                            ------        -------         --------       --------
Operating Expenses:
Fuel                                                                        14,148         13,119           23,076         22,513
Purchased power --
  Non-affiliates                                                             2,067          5,756            3,134          8,082
  Affiliates                                                                17,396         12,957           29,523         28,705
Other                                                                       12,926         12,599           25,998         24,280
Maintenance                                                                  7,447          4,949           12,772         10,997
Depreciation and amortization                                                6,079          6,460           12,588         12,920
Taxes other than income taxes                                                3,703          3,510            7,188          6,745
                                                                            ------        -------         --------       --------
Total operating expenses                                                    63,766         59,350          114,279        114,242
                                                                            ------        -------         --------       --------
Operating Income                                                            14,594         14,620           21,459         21,419
Other Income (Expense):
Interest income                                                                 14             84               27            117
Other, net                                                                      79           (574)            (560)        (1,185)
                                                                            ------        -------         --------       --------
Earnings Before Interest and Income Taxes                                   14,687         14,130           20,926         20,351
                                                                            ------        -------         --------       --------
Interest Charges and Other:
Interest expense, net                                                        2,705          3,264            5,474          6,540
Distributions on preferred securities of subsidiary                            685            685            1,370          1,370
                                                                            ------        -------         --------       --------
Total interest charges and other, net                                        3,390          3,949            6,844          7,910
                                                                            ------        -------         --------       --------
Earnings Before Income Taxes                                                11,297         10,181           14,082         12,441
Income taxes                                                                 4,262          3,935            5,245          4,741
                                                                            ------        -------         --------       --------
Net Income Before Cumulative Effect of
 Accounting Change                                                           7,035          6,246            8,837          7,700
Cumulative effect of accounting change --
 less income taxes of $14 thousand                                               -              -                -             22
                                                                           -------        -------         --------       --------
Net Income                                                                 $ 7,035        $ 6,246         $  8,837       $  7,722
                                                                           =======        =======         ========       ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                                  2002            2001
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                          $ 8,837         $ 7,722
Adjustments to reconcile net income
  to net cash provided from operating activities --
        Depreciation and amortization                                                                12,968          13,945
        Deferred income taxes and investment tax credits, net                                        (6,056)         (5,097)
        Other, net                                                                                      (34)          1,955
        Changes in certain current assets and liabilities --
           Receivables, net                                                                           2,207          (5,096)
           Fossil fuel stock                                                                          1,056          (3,610)
           Materials and supplies                                                                     3,712            (261)
           Accounts payable                                                                           4,120          (8,431)
           Other                                                                                     (1,645)         13,559
                                                                                                   --------        --------
Net cash provided from operating activities                                                          25,165          14,686
                                                                                                   --------        --------
Investing Activities:
Gross property additions                                                                            (20,432)        (18,546)
Other, net                                                                                              510             229
                                                                                                   --------        --------
Net cash used for investing activities                                                              (19,922)        (18,317)
                                                                                                   --------        --------
Financing Activities:
Increase in notes payable, net                                                                        4,351           5,540
Proceeds --
   Other long-term debt                                                                                 159          65,000
   Capital contributions from parent company                                                          1,267               -
Retirements --
   First mortgage bonds                                                                                (436)        (20,642)
   Other long-term debt                                                                                   -         (30,441)
Payment of common stock dividends                                                                   (11,350)        (10,900)
Other                                                                                                   (25)           (355)
                                                                                                   --------        --------
Net cash provided from (used for) financing activities                                               (6,034)          8,202
                                                                                                   ---------       --------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   (791)          4,571
Cash and Cash Equivalents at Beginning of Period                                                      2,391               -
                                                                                                   -------- -      --------
Cash and Cash Equivalents at End of Period                                                         $  1,600        $  4,571
                                                                                                   ========        ========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                               $5,536          $7,354
  Income taxes (net of refunds)                                                                     $15,148         ($2,915)







 The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                               SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                      At June 30,           At December 31,
Assets                                                                                    2002                   2001
------                                                                           -------------------    -------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                             $ 1,600                 $ 2,391
Receivables --
  Customer accounts receivable                                                         39,384                  29,959
  Under recovered retail fuel clause revenue                                                -                  11,974
  Other accounts and notes receivable                                                   2,612                   2,882
  Affiliated companies                                                                  1,875                   1,170
  Accumulated provision for uncollectible accounts                                       (593)                   (500)
Fossil fuel stock, at average cost                                                      8,795                   9,851
Materials and supplies, at average cost                                                 9,257                  12,969
Prepaid Taxes                                                                          19,073                  12,511
Other                                                                                   3,736                     586
                                                                                     --------                --------
Total current assets                                                                   85,739                  83,793
                                                                                     --------                --------
Property, Plant, and Equipment:
In service                                                                            866,142                 855,290
Less accumulated provision for depreciation                                           414,468                 402,492
                                                                                     --------                --------
                                                                                      451,674                 452,798
Construction work in progress                                                          18,208                   8,540
                                                                                     --------                --------
Property, plant, and equipment                                                        469,882                 461,338
                                                                                     --------                --------
Other Property and Investments                                                          3,093                   2,742
                                                                                     --------                --------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               11,988                  12,283
Cash surrender value of life insurance for deferred compensation plans                 20,358                  20,002
Debt expense, being amortized                                                           3,087                   3,197
Premium on reacquired debt, being amortized                                             6,567                   6,890
Other                                                                                   8,389                   4,498
                                                                                     --------                --------
Total deferred charges and other assets                                                50,389                  46,870
                                                                                     --------                --------
Total Assets                                                                         $609,103                $594,743
                                                                                     ========                ========






The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.




                                SAVANNAH ELECTRIC AND POWER COMPANY
                                 CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At June 30,           At December 31,
Liabilities and Stockholder's Equity                                                      2002                   2001
------------------------------------                                              -------------------    ------------------
                                                                                                    (in thousands)
Current Liabilities:
Securities due within one year                                                        $ 20,803                $  1,178
Notes payable                                                                           36,510                  32,159
Accounts payable --
  Affiliated                                                                            11,219                   5,087
  Other                                                                                 10,061                  10,160
Customer deposits                                                                        6,671                   6,237
Taxes accrued --
  Income taxes                                                                             214                   2,587
  Other                                                                                  2,661                   1,668
Interest accrued                                                                         4,794                   4,014
Vacation pay accrued                                                                     2,419                   2,361
Other                                                                                    9,891                   9,097
                                                                                      --------                --------
Total current liabilities                                                              105,243                  74,548
                                                                                      --------                --------
Long-term debt                                                                         140,807                160,709
                                                                                      --------                --------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                       78,207                  77,331
Deferred credits related to income taxes                                                13,110                  13,776
Accumulated deferred investment tax credits                                              9,620                   9,952
Employee benefits provisions                                                            30,639                  27,486
Other                                                                                   15,805                  14,023
                                                                                      --------                --------
Total deferred credits and other liabilities                                           147,381                 142,568
                                                                                      --------                --------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                    40,000                  40,000
                                                                                      --------                --------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
  Par value                                                                             54,223                  54,223
Paid-in capital                                                                         14,094                  12,826
Retained earnings                                                                      107,355                 109,869
                                                                                      --------                --------
Total common stockholder's equity                                                      175,672                 176,918
                                                                                      --------                --------

Total Liabilities and Stockholder's Equity                                            $609,103                $594,743
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


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the second quarter 2002 and year-to-date 2002 was $7.0 million and $8.8 million, respectively, as compared to $6.2 million and $7.7 million for the corresponding periods of 2001. Earnings increased by $0.8 million, or 12.6%, in the second quarter 2002 and increased by $1.1 million, or 14.4%, year-to-date 2002. The increases in earnings for both periods were primarily due to higher operating revenues and lower interest charges offset somewhat by higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                        Increase (Decrease)
                                        ---------------------------------------------------------------
                                          Second Quarter                            Year-To-Date
                                        ---------------------------------------------------------------
                                         (in thousands)           %          (in thousands)          %
Retail sales                             $  3,577                5.1           $    105            0.1
Sales for resale - non-affiliates              81                4.0               (544)         (15.2)
Sale for resale - affiliates                  613               94.2                284           15.1
Fuel expense                                1,029                7.8                563            2.5
Purchased power - non-affiliates           (3,689)             (64.1)            (4,948)         (61.2)
Purchased power - affiliates                4,439               34.3                818            2.8
Maintenance expense                         2,498               50.5              1,775           16.1
Interest expense, net                        (559)             (17.1)            (1,066)         (16.3)
                                        ---------------------------------------------------------------

     Retail sales. Excluding fuel revenues which do not affect net income, retail sales revenue increased by $3.4 million, or 8.2%, for the second quarter 2002 and by $4.9 million, or 6.5%, for year-to-date 2002 when compared to the corresponding periods in 2001 mainly due to increased usage reflecting hotter weather and to an increase in the number of customers served. For the second quarter 2002, energy sales to residential and commercial customers increased by 7.9% and 7.7%, respectively, while sales to industrial customers decreased by 1.5%. For year-to-date 2002, energy sales to residential and commercial customers increased by 1.7% and 6.5%, respectively, while sales to industrial customers decreased by 5.7%. Industrial sales continue to be negatively affected by the sluggish economy.

     Sales for resale - non-affiliates. While sales for resale to non-affiliates did not change significantly during the second quarter 2002, there was a decrease year-to-date 2002 when compared to the corresponding period in 2001 as a result of lower demand from these customers outside SAVANNAH's service area. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Fuel expense increased in the second quarter 2002 and year-to-date 2002 compared to the same periods in 2001 primarily due to increased coal prices.

     Purchased power - affiliates. Purchases of energy within the SOUTHERN system will vary depending on demand and cost of generation resources at each company. Effective June 2002, SAVANNAH began purchasing energy and capacity from Southern Power's Plant Wansley Units No. 6 and No. 7 under a 7 1/2 year power purchase agreement.

     Purchased power - non-affiliates. During the second quarter 2002 and year-to-date 2002, these purchases were lower when compared to the same periods in 2001 primarily due to reduced demand for energy from non-affiliates. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through SAVANNAH's fuel cost recovery clause.

     Maintenance expense. The increases in this item for the second quarter 2002 and year-to-date 2002 compared to the corresponding periods in 2001 are primarily attributed to scheduled maintenance outages at one of SAVANNAH's steam plants and expenses for major maintenance on the combustion turbines at Plant McIntosh.

     Interest expense, net. This expense decreased in each reporting period as a result of a lower amount of debt outstanding and lower interest rates.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales. For information regarding the results of a recent rate filing, reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for additional information.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SAVANNAH is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's guidance on various issues. The petition asks for a response from the FERC by October 2002. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of SAVANNAH in the Form 10-K for additional information.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. Comments on the proposal are due 75 days after its issuance. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Notes (C) through (E) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" for information relating to certain lawsuits regarding the installation of fiber optic cable over SAVANNAH's existing easements.

Accounting Policies

Critical Policy

SAVANNAH's significant accounting policies are described in Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K. SAVANNAH's only critical accounting policy involves rate regulation. SAVANNAH is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of SAVANNAH's operations is no longer subject to these provisions, SAVANNAH would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Effective January 1, 2001, SAVANNAH adopted FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities," as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Balance Sheet as either an asset or liability measured at fair market value, and the changes in the fair value are currently recognized in earnings unless specific hedge accounting criteria are met. Reference is made to "Exposure to Market Risks" below for information relating to derivative instruments.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 2002 included the addition of approximately $20.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

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

     Due to cost-based rate regulations, SAVANNAH has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, SAVANNAH enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. SAVANNAH has also implemented a retail fuel hedging program at the instruction of its PSC. The fair value of derivative energy contracts at June 30, 2002 is as follows:

                                            Second Quarter
                                                2002               Year-to-Date
                                               Changes                Changes
   ----------------------------------------------------------------------------
                                                         Fair Value
   ---------------------------------------------------------------------------
                                                (in thousands)
     Contracts beginning of period            $   6                  $(1,053)
     Contracts realized or settled              (43)                     (36)
     New contracts at inception                   -                        -
     Changes in valuation techniques              -                        -
     Current period changes                     (10)                   1,042
    -------------------------------------------------------------------------
     Contracts at June 30, 2002                $(47)                 $   (47)
     ========================================================================

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                         Source of June 30, 2002
                                             Valuation Prices
     --------------------------------------------------------------------------
                                                             Maturity
                                          Total -------------------------------
                                        Fair Value      Year 1      1-3 Years
     --------------------------------------------------------------------------
                                                    (in thousands)


     Actively quoted                      $(47)        $(245)             $198
     External sources                       -              -                 -
     Models and other methods               -              -                 -
    ---------------------------------------------------------------------------
     Contracts at June 30, 2002           $(47)       $(245)              $198
     ==========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At June 30, 2002, SAVANNAH had approximately $47 thousand in regulatory assets related to unrealized losses on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through SAVANNAH's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarter and year-to-date periods ended June 30, 2002 and 2001, these amounts were not material.

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

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SAVANNAH under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of SAVANNAH's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


earnings,regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 2002 approximately $1.6 million of cash and cash equivalents and $65.5 million of committed credit arrangements with banks, of which $25.5 million expire in 2002, $30 million expire in 2003 and $10 million expire in 2005. The credit arrangements provide liquidity support to SAVANNAH's obligations with respect to variable rate pollution control bonds and commercial paper. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of SAVANNAH and other SOUTHERN subsidiaries. At June 30, 2002, SAVANNAH had outstanding $36.5 million of notes payable. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant             Applicable Notes

                  SOUTHERN               A, B, C, D, E, F, G, H, I, N, O

                  ALABAMA                A, C, D, E, G, N

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


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significally in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, it is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)      Reference is made to Note 11 to the financial statements of SOUTHERN in
         Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings and Dividends" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant from SOUTHERN.

         On April 2, 2001, SOUTHERN completed the spin off of Mirant with a tax free distribution to SOUTHERN's shareholders of its remaining ownership of 272 million Mirant shares. Shares from the spin off were distributed at a ratio of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. The distribution resulted in charges of approximately $3.2 billion and $0.4 billion to SOUTHERN's paid-in capital and retained earnings, respectively. The distribution was treated as a non-cash transaction for purposes of the cash flow.

         As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation.

         Mirant recently announced that it is reviewing several accounting issues pertaining to its 2001 financial statements. These issues include potential overstatements of $85 million of gas inventory, $100 million of accounts payable and $68 million of accounts receivable. Mirant also has announced that the SEC has initiated a related informal inquiry. If any issues require adjustments to Mirant's financial statements and relate to periods prior to April 2, 2001, SOUTHERN's earnings from discontinued operations and net assets of discontinued operations for such periods would be affected. Mirant's internal investigation and the SEC's inquiry into these issues have not yet been completed and the ultimate outcome cannot now be determined.

(C) The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

(D) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation. On July 30, 2002, the U. S. District Court in Alabama extended the stay of the proceeding in Alabama through late October 2002.

(E) Reference is made to Note 3 to the financial statements of each registrant in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to various lawsuits.

         In recent months, affiliates of SOUTHERN, including GEORGIA, GULF, MISSISSIPPI, SAVANNAH and Southern Telecom, Inc. (collectively, "Defendants"), have been named as defendants in numerous lawsuits brought by landowners regarding the installation and use of fiber optic cable over Defendants' rights of way located on the landowners' property. The plaintiffs' lawsuits claim that Defendants may not use or sublease to third parties some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs' properties, and that such actions by Defendants exceed the easements or other property rights held by Defendants. The plaintiffs assert claims for, among other things, trespass and unjust enrichment, and the plaintiffs seek compensatory and punitive damages and injunctive relief. Defendants believe that the plaintiffs' claims are without merit and are vigorously defending these cases. An adverse outcome in these matters could result in substantial judgments; however, at this time, the ultimate outcome of these cases cannot be determined.

(F) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At June 30, 2002, the total notional amount of guarantees was $52.0 million, all of which will expire by 2007. The estimated fair value of net contractual commitments outstanding was approximately $22.8 million. SOUTHERN's potential exposure under these contractual commitments is not expected to materially differ from the estimated fair value. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1% on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred.

         Reference is made to Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(G) Reference is made to Item 1 - Business - "Rate Proceedings" and Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures. On March 5, 2002, the Alabama PSC approved a revision to ALABAMA's rates that provide for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity. This revision provides for an annual, rather than quarterly, adjustment and imposes a 3 percent limit on any such annual adjustment. The return on common equity range of 13.0 to 14.5 percent remains unchanged. In April 2002, retail rates were increased by 2 percent in accordance with the Rate Stabilization and Equalization Plan. The Alabama PSC also accepted

         ALABAMA's proposal to lower the energy cost recovery factor for the billing months April 2002 through December 2002.

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

(J) On September 10, 2001, GULF filed a request with the Florida PSC for a base rate increase of $69.9 million. This increase is necessary to cover costs related to GULF's new combined cycle facility, Smith Unit 3, increases in operation and maintenance expenses and capital additions. In its brief filed with the Florida PSC, GULF reduced its request to $64.9 million, primarily to reflect lower financing costs related to Smith Unit 3 and a 25-year depreciable life for Smith Unit 3 (rather than the 20-year life as originally filed). On April 26, 2002, the Florida PSC voted to grant GULF a $53.2 million, or 8.9 percent, annual increase, which reflects an authorized return on equity of 12.00 percent. The new rates resulting from the revenue increase were approved by the Florida PSC on May 8, 2002 and became effective on June 7, 2002.

(K) In August 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million. In order to consider MISSISSIPPI's request, the Mississippi PSC suspended the semi-annual evaluations under PEP. In December 2001, the Mississippi PSC approved an increase of approximately $39 million, which took effect in January 2002. Additionally, the Mississippi PSC ordered MISSISSIPPI to reactivate the semi-annual evaluations under PEP, beginning with the 12-month period ending December 31, 2002. PEP will remain in effect until the Mississippi PSC modifies, suspends or terminates the plan. On April 30, 2002, the Mississippi PSC held and concluded hearings on a review of the return on equity models used in PEP in setting MISSISSIPPI's authorized return on equity. In May 2002, the Mississippi PSC issued an order adopting new return on equity models to be used in the PEP process. The new models are very similar to those that established the $39 million rate increase authorized in December 2001 and will be incorporated into the PEP evaluation filing for the period ending December 31, 2002.

(L) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K regarding the settlement agreement between MISSISSIPPI and certain wholesale customers to increase its wholesale tariff rates effective June 1, 2002. In March 2002, that agreement was filed with the FERC for approval. On April 19, 2002, the FERC accepted for filing the settlement agreement and placed the new tariff rates in effect June 1, 2002 without modifying the agreement reached between MISSISSIPPI and its customers. The settlement agreement results in an annual increase of approximately $10.5 million and the adoption of an Energy Cost Management clause similar to the one approved by MISSISSIPPI's retail jurisdiction. Reference is made to Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K for further information on the Energy Cost Management clause. MISSISSIPPI's order from the FERC constitutes final agency action on this matter.

(M) SAVANNAH filed a base rate case on November 30, 2001. The primary reason for this base rate case was to recover significant new revenue requirements related to a 200 MW Plant Wansley Power Purchase Agreement which began in June 2002, as well as other operation and maintenance changes. The requested increase was $24.4 million or 7.6 percent of total revenues. SAVANNAH also filed for a simultaneous fuel cost recovery decrease to offset most, if not all, of the base rate increase. On May 30, 2002, the Georgia PSC approved a $7.8 million base rate increase and an authorized return on equity of 12.0 percent rather than the $24.4 million and 13.5 percent return on equity which were requested. At the same time, the Georgia PSC also approved a $44.3 million fuel cost allowance reduction. SAVANNAH had requested a $41.3 million fuel cost reduction. All customers saw a net rate decrease effective June 2002. On June 10, 2002, SAVANNAH filed for reconsideration of the Georgia PSC base rate case order, seeking additional revenues. On August 6, 2002, the Georgia PSC voted to deny SAVANNAH's request for reconsideration in this matter. SAVANNAH is currently evaluating its options as a result of this decision.

(N) In addition to the fixed price electric and gas contracts used to mitigate exposure to volatile energy prices (see "Exposure to Market Risks" in MANAGEMENT'S DISCUSSION AND ANALYSIS), SOUTHERN and certain of its subsidiaries enter into interest rate swaps to hedge exposure to interest rate changes. Swaps related to fixed rate securities are accounted for as fair value hedges; swaps related to variable rate securities or forecasted transactions are accounted for as cash flow hedges. The swaps are generally structured to mirror the terms of the hedged debt instruments; therefore, no ineffectiveness has been recorded in earnings. As of June 30, 2002, the following swaps were outstanding:

         Fair Value Hedges

         -----------------------------------------------------------------------------------------------------------------
                                Notional       Fixed Rate       Variable           Maturity                Fair Value
                                 Amount         Received        Rate Paid            Date                 June 30, 2002
         -----------------------------------------------------------------------------------------------------------------
          SOUTHERN            $400 million         5.3%        6-month LIBOR      February 2007             $13,387,000
                                                               less 0.103%


                                                        83


         Cash Flow Hedges

         ----------------------------------------------------------------------------------------------------------------------
                                                                Weighted
                                                                 Average                                    Fair Value
                                Notional      Variable Rate    Fixed Rate           Maturity          June 30, 2002 (Included
                                 Amount         Received          Paid                Date                    in OCI)
         ----------------------------------------------------------------------------------------------------------------------
         SOUTHERN            $400 million;   1-month LIBOR                       June 2003;                   $(2,016,000)
                             $200 million                     3.1975%            June 2004

         ALABAMA             $350 million    3-month LIBOR    3.015%             December 2003                $  (826,000)
                                             plus 0.12%

         Southern Power      $350 million    1-month LIBOR    6.2348%            June 2013                    $(9,755,000)

         Southern Power      $100 million    1-month LIBOR    6.1863%            June 2008                    $(3,557,000)

         For the quarter and year-to-date periods ended June 30, 2002, approximately $0.1 million was reclassified from other comprehensive income to interest expense. For the 12-month period ended June 2003, approximately $1.7 million is expected to be reclassified.

(O) SOUTHERN's reportable business segment is sale of electricity in the Southeast by the operating companies and Southern Power. Net income and total assets for discontinued operations are included in the Reconciling Eliminations columns. The All Other category includes parent SOUTHERN, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:


                                                         Electric          All            Reconciling
                                                         Utilities         Other          Eliminations     Consolidated
         ---------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
         Three Months Ended June 30, 2002:
           Operating revenues                             $   2,564          $    73           $  (7)        $   2,630
           Segment net income (loss)                            341              (11)              2               332
         Six Months Ended June 30, 2002
           Operating revenues                             $   4,704          $   150           $ (10)        $   4,844
           Segment net income (loss)                            573              (19)              2               556
         Total assets at June 30, 2002                      $30,147          $   874            $289           $31,310
         ---------------------------------------------------------------------------------------------------------------

         Three Months Ended June 30, 2001:
           Operating revenues                            $   2,503         $     65        $     (7)          $  2,561
           Segment net income (loss)                           276                1              (5)               272
         Six Months Ended June 30, 2001
           Operating revenue                             $   4,724         $    117        $    (10)          $  4,831
           Segment net income (loss)                           475              (24)            141                592
         Total assets at December 31, 2001                 $28,724           $2,420         $(1,236)           $29,908
         ---------------------------------------------------------------------------------------------------------------


PART II       -   OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  SOUTHERN

                  SOUTHERN held its annual meeting of shareholders on May 22, 2002. Each nominee for director of SOUTHERN received the requisite plurality of votes for election. The vote tabulation was as follows:


                      Nominees                    Shares For      Shares Withhold Vote
                      Daniel P. Amos              481,196,602                7,727,880
                      Dorrit J. Bern              478,611,773               10,312,709
                      Thomas F. Chapman           480,932,152                7,992,330
                      Allen Franklin              480,176,304                7,748,178
                      Bruce S. Gordon             481,056,715                7,867,767
                      L. G. Hardman III           478,709,123               10,215,359
                      Donald M. James             481,213,365                7,711,117
                      Zack T. Pate                478,861,711               10,062,771
                      Gerald J. St. Pe            478,672,567               10,251,915


                  In addition, at the annual meeting, shareholders were entitled to vote on a stockholder recommendation that SOUTHERN invest in renewable energy sources. The vote tabulation was 35,651,610 shares for 350,728,358 shares against and 17,806,735 shares abstaining. As a result of this vote, the stockholder proposal was rejected.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  (Continued)

                  ALABAMA

                  ALABAMA held its annual meeting of common shareholders and preferred shareholders on April 26, 2002, and the following persons were elected to serve as directors of ALABAMA:

                        Whit Armstrong                Charles D. McCrary
                        David J. Cooper, Sr.          Mayer Mitchell
                        Allen Franklin                Robert D. Powers
                        R. Kent Henslee               Andreas Renschler
                        Carl E. Jones, Jr.            C. Dowd Ritter
                        Patricia M. King              James H. Sanford
                        James K. Lowder               John Cox Webb, IV
                        Wallace D. Malone, Jr.        James W. Wright

                  All 6,000,000 of the then outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted.

                  GEORGIA

                  GEORGIA held its annual meeting of common shareholders and preferred shareholders on May 15, 2002, and the following persons were elected to serve as directors of GEORGIA:

                        Juanita P. Baranco            G. Joseph Prendergast
                        Anna R. Cablik                David M. Ratcliffe
                        William A. Fickling, Jr.      Richard W. Ussery
                        Allen Franklin                William Jerry Vereen
                        L. G. Hardman III             Carl Ware
                        James R. Lientz, Jr.          E. Jenner Wood, III

                  All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

                  GULF

                  GULF held its annual meeting of common shareholders and preferred shareholders on May 15, 2002, and the following persons were elected to serve as directors of GULF:

                         C. LeDon Anchors             Allen Franklin
                         Travis J. Bowden             William A. Pullum
                         Fred C. Donovan, Sr.         Joseph K. Tannehill

                  All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Item 4.           Submission of Matters to a Vote of Security Holders.
                 (Continued)

                  MISSISSIPPI

                  MISSISSIPPI held its annual meeting of common shareholders and preferred shareholders on May 15, 2002, and the following persons were elected to serve as directors of MISSISSIPPI:

                          Tommy E. Dulaney            George A. Schloegel
                          Michael D. Garrett          Philip J. Terrell
                          Linda T. Howard             N. Eugene Warr
                          Aubrey K. Lucas

                  All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

                  SAVANNAH

                  By written consent, in lieu of the annual meeting of stockholders of SAVANNAH, effective May 2, 2002, the following persons were elected to serve as directors of SAVANNAH:

                           Gus H. Bell, III               Anthony R. James
                           Archie H. Davis                Robert B. Miller, III
                           Walter D. Gnann                Arnold M. Tenenbaum

                  All of the 10,844,635 outstanding shares of SOUTHERN's common stock are owned by SOUTHERN and were voted in favor of the nominees for directors.

Item 6.           Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.
                        --------

                        Exhibit 24 - (a)    Powers of Attorney and resolutions.
                                           (Designated in the Form 10-K for the
                                            year ended December 31, 2001, File
                                            Nos. 1-3526, 1-3164, 1-6468, 0-2429,
                                            0-6849 and 1-5072 as Exhibits 24(a),
                                            24(b), 24(c), 24(d), 24(e) and
                                            24(f), respectively, and
                                            incorporated herein by reference.)
                                     (b)    Power of Attorney for GEORGIA.
                                     (c)    Power of Attorney for GULF.

                 (b)    Reports on Form 8-K.
                        -------------------

                        SOUTHERN filed a Current Report on Form 8-K dated July 24, 2002:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                        ALABAMA filed a Current Report on Form 8-K dated June 21, 2002:
                              Items reported:                 Items 5 and 7
                              Financial statements filed      None

                        GEORGIA filed Current Reports on Form 8-K dated June 13, 2002 and June 27, 2002:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Gale E. Klappa
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  August 12, 2002

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

                                                       Date:  August 12, 2002

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

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Allen L. Leverett
          Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                       Date:  August 12, 2002

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

          GULF POWER COMPANY

     By   Thomas A. Fanning
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                       Date:  August 12, 2002

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


                                                       Date:  August 12, 2002

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

                                                       Date:  August 12, 2002