Form 10-Q
period 2005-03-31
SOUTHERN CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO; SOUTHERN POWER CO
filed 2005-05-04
CIK 92122, 86940, 66904, 44545, 41091, 3153, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(A Georgia Corporation)
600 East Bay Street
Savannah, Georgia 31401
(912) 644-7171
333-98553	Southern Power Company
	(A Delaware Corporation)	58-2598670
270 Peachtree Street, N.W.
Atlanta, Georgia 30303
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Registrant	Yes	No
The Southern Company	✓
Alabama Power Company		✓
Georgia Power Company		✓
Gulf Power Company		✓
Mississippi Power Company		✓
Savannah Electric and Power Company		✓
Southern Power Company		✓

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2005
The Southern Company	Par Value $5 Per Share	744,318,776
Alabama Power Company	Par Value $40 Per Share	8,250,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2005

		Page
		Number
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	106
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	106
	Signatures	110

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Southern Power for the year ended December 31, 2004
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia, and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, and Virginia

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, retail sales growth, storm damage cost recovery, environmental regulations and expenditures, financing activities, completion of construction projects, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, IRS audits, and Mirant related matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity and gas, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.

The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Retail revenues	$2,268,809	$2,144,089
Sales for resale	347,065	350,737
Other electric revenues	101,095	93,571
Other revenues	147,491	143,918

Total operating revenues	2,864,460	2,732,315

Operating Expenses:
Fuel	921,384	838,772
Purchased power	98,216	119,758
Other operations	526,099	514,015
Maintenance	294,092	237,497
Depreciation and amortization	292,609	240,654
Taxes other than income taxes	162,998	158,484

Total operating expenses	2,295,398	2,109,180

Operating Income	569,062	623,135
Other Income and (Expense):
Allowance for equity funds used during construction	16,859	8,184
Interest income	5,272	7,654
Equity in losses of unconsolidated subsidiaries	(23,104)	(25,316)
Leveraged lease income	18,248	15,927
Interest expense, net of amounts capitalized	(138,986)	(130,585)
Interest expense to affiliate trusts	(31,930)	—
Distributions on mandatorily redeemable preferred securities	—	(31,168)
Preferred dividends of subsidiaries	(7,402)	(5,472)
Other income (expense), net	(5,736)	(8,162)

Total other income and (expense)	(166,779)	(168,938)

Earnings Before Income Taxes	402,283	454,197
Income taxes	79,323	123,055

Consolidated Net Income	$322,960	$331,142

Common Stock Data:
Consolidated basic earnings per share	$0.43	$0.45
Consolidated diluted earnings per share	$0.43	$0.45
Average number of basic shares of common stock outstanding (in thousands)	744,025	736,638
Average number of diluted shares of common stock outstanding (in thousands)	748,672	741,603
Cash dividends paid per share of common stock	$0.3575	$0.350

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Consolidated net income	$322,960	$331,142
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	343,071	301,461
Deferred income taxes and investment tax credits	111,385	130,231
Allowance for equity funds used during construction	(16,859)	(7,996)
Equity in losses of unconsolidated subsidiaries	23,104	25,316
Leveraged lease income	(18,248)	(15,927)
Pension, postretirement, and other employee benefits	16,695	15,915
Tax benefit of stock options	15,049	11,731
Hedge settlements	(18,357)	(1,966)
Natural disaster reserve accounting order	45,000	—
Other, net	(19,586)	(53,324)
Changes in certain current assets and liabilities —
Receivables, net	(16,670)	101,118
Fossil fuel stock	(36,951)	23,978
Materials and supplies	(3,885)	(2,932)
Other current assets	5,260	(96,052)
Accounts payable	(88,579)	(7,736)
Accrued taxes	(231,334)	(134,227)
Accrued compensation	(275,701)	(248,051)
Other current liabilities	14,458	(65,345)

Net cash provided from operating activities	170,812	307,336

Investing Activities:
Gross property additions	(479,518)	(515,233)
Investment in unconsolidated subsidiaries	(23,913)	(8,215)
Cost of removal net of salvage	(16,040)	(9,767)
Construction receivables/payables, net	(45,399)	(20,632)
Other	13,658	1,465

Net cash used for investing activities	(551,212)	(552,382)

Financing Activities:
Increase in notes payable, net	363,710	107,398
Proceeds —
Long-term debt	500,000	597,717
Mandatorily redeemable preferred securities	—	200,000
Preferred stock	—	100,000
Common stock	56,031	48,702
Redemptions —
Long-term debt	(252,423)	(282,524)
Mandatorily redeemable preferred securities	—	(240,000)
Payment of common stock dividends	(265,958)	(257,506)
Other	(12,370)	(14,524)

Net cash provided from financing activities	388,990	259,263

Net Change in Cash and Cash Equivalents	8,590	14,217
Cash and Cash Equivalents at Beginning of Period	373,199	311,274

Cash and Cash Equivalents at End of Period	$381,789	$325,491

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6,708 and $11,962 capitalized for 2005 and 2004, respectively)	$170,760	$142,750
Income taxes (net of refunds)	$31,855	$25,884

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$381,789	$373,199
Receivables —
Customer accounts receivable	718,831	755,436
Unbilled revenues	252,412	304,479
Under recovered regulatory clause revenues	609,742	530,898
Other accounts and notes receivable	278,479	310,971
Accumulated provision for uncollectible accounts	(38,722)	(46,100)
Fossil fuel stock, at average cost	362,321	325,370
Vacation pay	105,007	105,437
Materials and supplies, at average cost	605,705	601,820
Prepaid expenses	171,533	126,059
Other	153,051	75,134

Total current assets	3,600,148	3,462,703

Property, Plant, and Equipment:
In service	41,722,002	41,437,517
Less accumulated depreciation	15,127,836	14,950,939

	26,594,166	26,486,578
Nuclear fuel, at amortized cost	214,975	218,133
Construction work in progress	1,730,097	1,656,772

Total property, plant, and equipment	28,539,238	28,361,483

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	899,569	904,828
Leveraged leases	994,248	976,000
Other	362,446	380,904

Total other property and investments	2,256,263	2,261,732

Deferred Charges and Other Assets:
Deferred charges related to income taxes	878,715	864,477
Prepaid pension costs	995,292	985,633
Unamortized debt issuance expense	161,470	153,351
Unamortized loss on reacquired debt	317,797	323,394
Other regulatory assets	212,378	248,953
Other	328,652	300,360

Total deferred charges and other assets	2,894,304	2,876,168

Total Assets	$37,289,953	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders’ Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$1,053,609	$983,282
Notes payable	789,097	426,394
Accounts payable	728,169	884,240
Customer deposits	206,135	200,454
Accrued taxes —
Income taxes	41,024	47,237
Other	154,432	243,200
Accrued interest	182,017	179,301
Accrued vacation pay	136,363	137,452
Accrued compensation	154,384	431,023
Other	275,468	258,308

Total current liabilities	3,720,698	3,790,891

Long-term Debt	10,655,460	10,488,076

Long-term Debt Payable to Affiliated Trusts	1,960,644	1,960,644

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,299,736	5,237,162
Deferred credits related to income taxes	334,530	372,528
Accumulated deferred investment tax credits	545,322	552,108
Employee benefit obligations	890,888	864,216
Asset retirement obligations	918,514	903,385
Other cost of removal obligations	1,311,351	1,295,871
Miscellaneous regulatory liabilities	396,381	350,166
Other	287,919	308,880

Total deferred credits and other liabilities	9,984,641	9,884,316

Total Liabilities	26,321,443	26,123,927

Preferred Stock of Subsidiaries	560,450	560,472

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2005: 744,574,000 Shares; — December 31, 2004: 741,734,998 Shares
Treasury — March 31, 2005: 255,224 Shares; — December 31, 2004: 240,425 Shares
Par value	3,722,870	3,708,675
Paid-in capital	925,696	868,747
Treasury, at cost	(5,895)	(5,557)
Retained earnings	5,895,565	5,838,986
Accumulated other comprehensive loss	(130,176)	(133,164)

Total Common Stockholders’ Equity	10,408,060	10,277,687

Total Liabilities and Stockholders’ Equity	$37,289,953	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Consolidated Net Income	$322,960	$331,142
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(1,729) and $4,061, respectively	(3,326)	7,623
Changes in fair value of qualifying hedges, net of tax of $2,025 and $(7,711), respectively	3,163	(12,704)
Reclassification adjustment for amounts included in net income, net of tax of $2,010 and $2,171, respectively	3,151	3,490

COMPREHENSIVE INCOME	$325,948	$329,551

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies – Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services, and natural gas marketing. For additional information on these businesses, see BUSINESS – The SOUTHERN System – “Retail Operating Companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K.

     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, return on equity, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Southern Company’s first quarter 2005 earnings were $323 million ($0.43 per share) compared with $331 million ($0.45 per share) in the first quarter 2004. Earnings in the first quarter 2005 decreased due to milder than normal weather, the expiration of certain provisions of Georgia Power’s three-year retail rate plan ending December 31, 2004 (2001 Retail Rate Plan), and higher non-fuel operation and maintenance costs as compared to the first quarter of 2004. These decreases were partially offset by a base rate increase at Georgia Power and customer growth in the Southern Company service area.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)	%
Retail revenues	$124,720	5.8
Other electric revenues	7,524	8.0
Fuel expense	82,612	9.8
Purchased power expense	(21,542)	(18.0)
Other operations and maintenance expense	68,679	9.1
Depreciation and amortization expense	51,955	21.6
Allowance for equity funds used during construction	8,675	106.0
Interest expense, net of amounts capitalized	8,401	6.4
Income taxes	(43,732)	(35.5)

     Retail revenues. The chart below reflects the primary drivers of the 5.8% increase in retail revenues in the first quarter 2005 compared to the prior year. Changes in revenue related to cost recovery mechanisms such as fuel and environmental have no effect on net income. In the first quarter 2005, retail kilowatt-hour energy sales decreased by 0.8% from the same period a year ago, primarily due to milder weather. The decrease was partially offset by continued customer and demand growth due to sustained economic growth in the Southeast. The number of retail customers increased by 1.6% and weather-adjusted average consumption by retail customers increased by 1.1% in the first quarter 2005 when compared with the first quarter 2004.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Details of retail revenues are as follows:

	First Quarter
	(in millions)%

Retail – prior year	$2,144
Change in —
Base rates	47	2.2
Sales growth	23	1.1
Weather	(27)	(1.3)
Fuel cost recovery	77	3.6
Other cost recovery	5	0.2

Retail – current year	$2,269	5.8%

     Other electric revenues. In the first quarter 2005, when compared to the same period in 2004, other electric revenues increased $7.5 million, or 8.0%, primarily due to higher transmission and outdoor lighting revenues of $2.4 million and $1.5 million, respectively.

     Fuel expense. During the first quarter 2005, fuel expense was higher due to a 10.7% increase in the average unit cost of fuel per net kilowatt-hour generated when compared to the same period in the prior year. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income.

     Purchased power expense. The decrease in the first quarter 2005 for purchased power compared with the same period last year is primarily a result of lower kilowatt-hour purchases and a decrease in the cost of purchased power per kilowatt-hour. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Other operations and maintenance expense. The $68.7 million increase in other operations and maintenance in the first quarter 2005 is mainly attributable to $45 million of expenses recorded by Alabama Power in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Gulf Power and Alabama Power Storm Damage Recovery” in Item 8 of the Form 10-K and “Income taxes” below for additional information. In addition, fossil and hydro expenses increased $13.3 million as compared to the prior year primarily due to lower than normal operation and maintenance spending in the first quarter 2004.

     Depreciation and amortization expense. The $52 million increase in depreciation and amortization in the first quarter of 2005 is due to the expiration in 2004 of certain provisions in Georgia Power’s 2001 Retail Rate Plan. In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability equally as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million during the first quarter of 2004. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K for additional information.

     Allowance for equity funds used during construction. The first quarter 2005 increase in AFUDC compared to the same period in the prior year relates primarily to construction of the McIntosh combined cycle units 10 and 11 by Georgia Power and Savannah Electric. See Note 3 to the financial statements of Southern Company under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense, net of amounts capitalized. The increase in interest expense, net of amounts capitalized in the first quarter 2005 when compared to the same period in 2004 is mainly attributed to an increase in the amount of senior notes outstanding and lower amounts of interest capitalized as projects have reached completion, partially offset by refinancing long-term debt with lower interest-rate debt. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.

     Income taxes. The decrease in income taxes in the first quarter 2005 compared to the prior year is primarily due to the impact of the Alabama PSC accounting order discussed under “Other operations and maintenance expense” above and is expected to maintain Southern Company’s annual effective income tax rate at approximately 27% for 2005. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (N) to the Condensed Financial Statements herein for additional information.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K.

Plant Wansley Environmental Litigation

On March 11, 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument on that appeal has not been scheduled. See Note 3 to the financial statements of Southern Company under “Environmental Matters – Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of this matter cannot now be determined.

Other Environmental Matters

The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including each of the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

states within Southern Company’s service area, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Southern Company facilities or through the purchase of allowances. The impact of this final rule on Southern Company will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Southern Company will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

     The EPA published a proposed rule on April 20, 2005 to approve redesignation of the Atlanta metro area to “attainment” under the one-hour ozone standard.

FERC and State PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. The retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Southern Company’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Generation Interconnection Agreements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Generation Interconnection Agreements” of Southern Company in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to three previously executed interconnection agreements with subsidiaries of Southern Company, have filed complaints at the FERC requesting that the FERC modify the agreements and that Southern Company refund a total of $19 million previously paid for interconnection facilities, with interest. Southern Company has also received similar requests from other entities totaling approximately $14 million. Southern Company has

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Southern Company and the final results of these matters cannot be determined at this time.

Retail Fuel Cost Recovery

The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent quarters, the retail operating companies have experienced higher than expected fuel costs for coal and gas. These higher fuel costs have increased the under recovered fuel costs included in the balance sheets. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs.

     Alabama Power fuel costs are recovered under Rate ECR (Energy Cost Recovery), which provides for the addition of a fuel and energy cost factor to base rates. Alabama Power’s under recovered fuel costs as of March 31, 2005 totaled $96.4 million as compared to $101.6 million at December 31, 2004. Alabama Power increased its fuel billing factor in April 2005. See Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.

     On February 18, 2005, Georgia Power filed a request with the Georgia PSC for a fuel cost recovery rate increase. The requested increase, representing an average annual increase in revenues of approximately 11.8%, will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel costs. The Georgia PSC may require that this existing under recovery be collected over a period greater than twelve months. Georgia Power’s under recovered fuel costs as of March 31, 2005 totaled $455.2 million. Hearings before the Georgia PSC were held in April 2005. A final decision from the Georgia PSC is expected in May 2005 with the new fuel rate effective June 1. The final outcome of the filing cannot be determined at this time. For additional information on Georgia Power’s current fuel cost recovery rate, see Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein.

Storm Damage Cost Recovery

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters — Storm Damage Cost Recovery” of Southern Company in Item 7 and Notes 1 and 3 to the financial statements of Southern Company under “Storm Damage Reserves” and “Gulf Power and Alabama Power Storm Damage Recovery,” respectively, in Item 8 of the Form 10-K. Each retail operating company maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property.

     Hurricane Ivan hit Gulf Power’s service territory in September 2004. In March 2005, the Florida PSC approved a Stipulation and Settlement between Gulf Power, the Office of Public Counsel for the State of Florida, and the Florida Industrial Power Users Group which allows Gulf Power to recover the retail portion of $51.7 million, the projected reserve deficiency, plus interest and revenue taxes, from customers over a 24-month period beginning in April 2005. In connection with the Stipulation, Gulf Power has agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007.

Mirant Related Matters

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Mirant Related Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Mirant Related Matters.” In July 2003, Mirant filed for voluntary reorganization under Chapter

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11 of the U.S. Bankruptcy Code. In June 2004, Mirant’s bankruptcy counsel notified Southern Company that it was investigating, on behalf of a committee of independent Mirant directors, potential claims against Southern Company. On March 25, 2005, Mirant filed with the U.S. Bankruptcy Court for the Northern District of Texas a First Amended Disclosure Statement relating to Mirant’s plan of reorganization. In the First Amended Disclosure Statement, Mirant disclosed that its board of directors has authorized litigation against Southern Company to recover certain transfers made by Mirant to Southern Company from 1999 through 2001. Other than identifying these transfers, the First Amended Disclosure Statement provided no factual or legal basis for any claim against Southern Company. Southern Company believes there is no meritorious basis for a claim and intends to vigorously defend itself in the event that Mirant brings an action to recover any amounts in connection with these transfers. The ultimate outcome of any potential action by Mirant cannot be determined at this time. Southern Company has various other contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return. The ultimate outcome of such contingent liabilities cannot now be determined.

Income Tax Matters

Leveraged Lease Transactions

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. The ultimate outcome of these matters cannot now be determined.

Synthetic Fuel Tax Credits

As discussed in Note 3 to the financial statements of Southern Company under “Income Tax Matters - Synthetic Fuel Tax Credits” in Item 8 of the Form 10-K, Southern Company has investments in two entities that produce synthetic fuel and receive tax credits under Section 29 of the IRC. In accordance with Section 29 of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, will continue to monitor oil prices. Any indicated potential limitation on these credits could affect either the timing or the amount of the credit recognition and could also require an impairment analysis of these investments by Southern Company. Subsequent to March 31, 2005, Southern Company entered into a derivative transaction designed to reduce its exposure to the potential phase-out of these credits in 2005. The purchased option, which had an initial fair value of approximately $7 million, will be marked to market over the remainder of the year through other income (expense), net.

Other Matters

On April 8, 2005, Southern Power entered into an agreement with Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. to acquire all of the outstanding general and limited partnership interests of Oleander Power Project, L.P. (Oleander), for an aggregate purchase price of approximately $206 million. The purchase price is subject to certain working capital and timing of closing adjustments. Oleander owns a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively. The acquisition is subject to certain regulatory approvals, including the approval of the FERC, as well as review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES - “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Southern Company, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Southern Company’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Southern Company under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.

     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Southern Company, FIN 47 is effective no later than December 31, 2005. Southern Company is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Southern Company’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Southern Company adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Overview

Southern Company’s financial condition continued to be strong at March 31, 2005. Net cash flow from operating activities totaled $170 million for the first quarter 2005, compared to $307 million for the first quarter 2004. The $137 million decrease in 2005 resulted primarily from higher fuel costs at the retail operating companies. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Gross property additions to utility plant were $480 million in the first quarter 2005. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.

     Significant balance sheet changes include a $237 million increase in long-term debt for the first quarter 2005 due to the replacement of short-term financing with long-term debt, consistent with Southern Company’s finance policy, and an increase of $178 million in property, plant, and equipment.

     The market price of Southern Company’s common stock at March 31, 2005 was $31.83 per share and the book value was $13.98 per share, representing a market-to-book ratio of 228%, compared to $33.52, $13.86, and 242%, respectively, at the end of 2004. The dividend for the first quarter 2005 was $0.3575 per share compared to $0.35 per share in the first quarter 2004. In April 2005, the dividend was increased to $0.3725 per share for the dividend payable in June 2005.

     The retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY –“Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $745 million will be required by March 31, 2006 for redemptions and maturities of long-term debt.

Sources of Capital

Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, and term loan and short-term borrowings. However, the a mount, type, and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.

     To meet short term cash needs and contingencies, the Southern Company system had at March 31, 2005 approximately $382 million of cash and cash equivalents and approximately $3.2 billion of unused credit arrangements with banks, of which $1.8 billion expire in 2005 and $1.4 billion expire in 2006 and beyond. Of the facilities maturing in 2005 and 2006, $1.2 billion contain provisions allowing two-year term loans executable at the expiration date and $275 million contain provisions allowing one-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities, as needed, prior to expiration. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At March 31, 2005, the Southern Company system had outstanding commercial paper of $714.5 million and extendible commercial notes of $24.6 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $43 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $326 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Southern Company is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At March 31, 2005, Southern Company and its subsidiaries had no exposure under these contracts.

Market Price Risk

Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into similar contracts for gas purchases. The retail operating companies have implemented fuel hedging programs at the instruction of their respective state PSCs. Southern Company GAS also has in place a risk management program to substantially mitigate its exposure to price volatility for its natural gas purchases.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fair value of derivative energy contracts at March 31, 2005 was as follows:

First Quarter
2005
Changes
Fair Value
(in millions)
Contracts beginning of period	$10.5
Contracts realized or settled	10.0
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	99.0

Contracts at March 31, 2005	$119.5

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$120.6	$92.3	$28.3
External sources	(1.1)	(1.1)	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$119.5	$91.2	$28.3

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In the first three months of 2005, Southern Company and its subsidiaries issued $500 million of senior notes and $55 million of common stock through employee and director stock plans. The proceeds were primarily used to refund senior notes and other long-term debt and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first three months of 2005.

     Subsequent to March 31, 2005, Georgia Power issued $125 million of Series Y 5.80% Senior Notes. Additionally, Georgia Power refinanced $85 million of obligations incurred in connection with pollution control bonds. Also, subsequent to March 31, 2005, Georgia Power entered into an interest rate swap related to the Series Y 5.80% Senior Notes issued in April 2005. The interest rate swap had a fixed rate of 4.984%, a final maturity of 2015, and was terminated at a cost of $0.3 million. This cost will be amortized over a 10-year period.

     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of each registrant under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power

     As of the end of the period covered by this quarterly report, Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.

Savannah Electric

     As of the end of the period covered by this quarterly report, Savannah Electric conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, which took into consideration the revisions made in February 2005 to Savannah Electric’s process and controls related to unbilled revenues which are described below, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to Savannah Electric required to be included in periodic filings with the SEC.

     As disclosed in the Form 10-K, in connection with the review and preparation of the financial statements of Savannah Electric for the year ended December 31, 2004, errors in Savannah Electric’s estimates of unbilled revenues for the years ended December 31, 2003 and 2002 and periods prior to 2002 were identified. The errors also affected Savannah Electric’s previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2004 and 2003. Savannah Electric’s financial statements were restated to reflect adjustments to the financial information previously reported. See Note 9 to the financial statements of Savannah Electric in Item 8 of the Form 10-K.

     In February 2005, management revised its process and controls related to estimating unbilled revenues to utilize a gross change methodology that reverses each period’s estimate in total in the following period.

     (b) Changes in internal controls.

Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power

     There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

Savannah Electric

     As described above under “Disclosure Controls and Procedures,” Savannah Electric made changes to its process and controls related to estimating unbilled revenues in February 2005. Otherwise, there have been no changes in Savannah Electric’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect Savannah Electric’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Retail revenues	$709,086	$744,633
Sales for resale —
Non-affiliates	114,414	111,945
Affiliates	107,286	65,788
Other revenues	38,950	37,328

Total operating revenues	969,736	959,694

Operating Expenses:
Fuel	299,820	271,979
Purchased power —
Non-affiliates	23,866	28,642
Affiliates	48,298	59,932
Other operations	146,290	146,386
Maintenance	123,554	80,387
Depreciation and amortization	108,491	105,353
Taxes other than income taxes	62,549	64,447

Total operating expenses	812,868	757,126

Operating Income	156,868	202,568
Other Income and (Expense):
Allowance for equity funds used during construction	5,654	4,110
Interest income	3,568	4,439
Interest expense, net of amounts capitalized	(46,307)	(50,079)
Interest expense to affiliate trusts	(4,059)	—
Distributions on mandatorily redeemable preferred securities	—	(3,938)
Other income (expense), net	(2,805)	(4,338)

Total other income and (expense)	(43,949)	(49,806)

Earnings Before Income Taxes	112,919	152,762
Income taxes	13,445	57,268

Net Income	99,474	95,494
Dividends on Preferred Stock	6,072	4,747

Net Income After Dividends on Preferred Stock	$93,402	$90,747

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net Income After Dividends on Preferred Stock	$93,402	$90,747
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax of $(713) and $(6,162), respectively	(1,172)	(10,136)
Reclassification adjustment for amounts included in net income, net of tax of $66 and $854, respectively	108	1,405

COMPREHENSIVE INCOME	$92,338	$82,016

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$99,474	$95,494
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	127,300	124,220
Deferred income taxes and investment tax credits, net	64	35,416
Deferred revenues	(3,555)	(3,080)
Allowance for equity funds used during construction	(5,654)	(4,110)
Pension, postretirement, and other employee benefits	(1,227)	(12,907)
Tax benefit of stock options	5,302	4,091
Hedge settlements	(19,942)	(1,706)
Natural disaster reserve accounting order	45,000	—
Other, net	(4,881)	3,110
Changes in certain current assets and liabilities —
Receivables, net	31,219	3,258
Fossil fuel stock	(26,299)	9,043
Materials and supplies	(9,039)	(3,448)
Other current assets	(11,661)	(70,705)
Accounts payable	(88,387)	(63,611)
Accrued taxes	(27,128)	49,427
Accrued compensation	(45,701)	(47,924)
Other current liabilities	36,423	6,368

Net cash provided from operating activities	101,308	122,936

Investing Activities:
Gross property additions	(197,648)	(204,249)
Cost of removal net of salvage	(8,824)	(9,272)
Other	(189)	14,048

Net cash used for investing activities	(206,661)	(199,473)

Financing Activities:
Proceeds —
Senior notes	250,000	200,000
Preferred stock	—	100,000
Common stock	—	20,000
Redemptions — Other long-term debt	(3)	(1,438)
Payment of preferred stock dividends	(4,742)	(4,636)
Payment of common stock dividends	(102,475)	(109,325)
Other	(2,344)	(4,807)

Net cash provided from financing activities	140,436	199,794

Net Change in Cash and Cash Equivalents	35,083	123,257
Cash and Cash Equivalents at Beginning of Period	84,461	42,752

Cash and Cash Equivalents at End of Period	$119,544	$166,009

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,078 and $1,648 capitalized for 2005 and 2004, respectively)	$26,375	$36,445
Income taxes (net of refunds)	$23,154	$2,140

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$119,544	$84,461
Receivables —
Customer accounts receivable	220,704	235,221
Unbilled revenues	76,807	96,486
Under recovered regulatory clause revenues	101,340	119,773
Other accounts and notes receivable	49,918	52,145
Affiliated companies	71,553	61,149
Accumulated provision for uncollectible accounts	(6,882)	(5,404)
Fossil fuel stock, at average cost	84,087	57,787
Vacation pay	36,494	36,494
Materials and supplies, at average cost	246,958	237,919
Prepaid expenses	75,063	61,897
Other	36,348	11,268

Total current assets	1,111,934	1,049,196

Property, Plant, and Equipment:
In service	14,780,404	14,636,168
Less accumulated provision for depreciation	5,154,335	5,097,930

	9,626,069	9,538,238
Nuclear fuel, at amortized cost	90,208	93,388
Construction work in progress	478,806	470,844

Total property, plant, and equipment	10,195,083	10,102,470

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	45,457	45,455
Nuclear decommissioning trusts, at fair value	443,900	445,634
Other	36,553	36,192

Total other property and investments	525,910	527,281

Deferred Charges and Other Assets:
Deferred charges related to income taxes	330,395	316,528
Prepaid pension costs	493,455	489,193
Unamortized debt issuance expense	29,650	28,392
Unamortized loss on reacquired debt	107,347	109,403
Other regulatory assets	8,916	46,603
Other	108,982	114,393

Total deferred charges and other assets	1,078,745	1,104,512

Total Assets	$12,911,672	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$395,005	$225,005
Accounts payable —
Affiliated	101,028	141,096
Other	137,392	198,834
Customer deposits	51,460	49,598
Accrued taxes —
Income taxes	44,203	28,498
Other	48,409	29,688
Accrued interest	60,114	40,029
Accrued vacation pay	36,494	36,494
Accrued compensation	31,157	76,858
Other	35,174	26,365

Total current liabilities	940,436	852,465

Long-term Debt	3,935,527	3,855,257

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,870,314	1,885,120
Deferred credits related to income taxes	114,932	148,395
Accumulated deferred investment tax credits	202,614	205,353
Employee benefit obligations	197,872	194,837
Deferred capacity revenues	21,501	25,056
Asset retirement obligations	390,051	383,621
Asset retirement obligation regulatory liability	155,059	159,230
Other cost of removal obligations	603,703	597,147
Miscellaneous regulatory liabilities	77,912	55,459
Other	21,963	36,989

Total deferred credits and other liabilities	3,655,921	3,691,207

Total Liabilities	8,841,163	8,708,208

Preferred Stock	465,046	465,047

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 15,000,000 shares
Outstanding - 8,250,000 shares	330,000	330,000
Paid-in capital	1,960,483	1,955,183
Retained earnings	1,332,072	1,341,049
Accumulated other comprehensive loss	(17,092)	(16,028)

Total common stockholder’s equity	3,605,463	3,610,204

Total Liabilities and Stockholder’s Equity	$12,911,672	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Discussion of the results of operations is focused on Alabama Power’s business of electricity sales to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.

     Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Alabama Power’s net income after dividends on preferred stock for the first quarter 2005 was $93.4 million compared to $90.7 million for the corresponding period of 2004. Earnings in the first quarter of 2005 increased by $2.7 million, or 2.9%, primarily due to an increase in industrial revenues reflecting sustained economic strength and a decrease in interest expense. In addition, retail rates increased 1% in January 2005 resulting from an environmental rate order of the Alabama PSC.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$(35,547)	(4.8)
Sales for resale – affiliates	41,498	63.1
Fuel expense	27,841	10.2
Purchased power expense – non-affiliates	(4,776)	(16.7)
Purchased power expense – affiliates	(11,634)	(19.4)
Maintenance expense	43,167	53.7
Income tax expense	(43,823)	(76.5)
Interest expense, net of amounts capitalized	(3,772)	(7.5)

     Retail revenues. The chart below reflects the primary drivers of the 4.8% decrease in retail revenues in the first quarter 2005 compared to the same period in the prior year. Energy cost recovery revenues and revenues associated with the recovery of costs associated with the PPAs certificated by the Alabama PSC (Rate CNP-PPA) generally do not affect net income. Excluding these revenues, retail revenues decreased by $1.2 million, or 0.2%, for the first quarter 2005 when compared to the corresponding period in 2004. Kilowatt-hour energy sales to residential and commercial customers decreased 3.7% and 1.6%, respectively, for the first quarter 2005 when compared to the corresponding period of 2004 primarily due to less favorable weather conditions in 2005. Kilowatt-hour energy sales to industrial customers increased 3.2% for the first quarter 2005 when compared to the corresponding period of 2004 primarily due to improved sales mainly in the pulp and paper, mining, and automotive sectors.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Details of retail revenues are as follows:

	First Quarter
	(in millions)%
Retail – prior year	$745
Change in —
Base rates	3	0.4
Sales growth	7	1.0
Weather	(12)	(1.6)
Energy cost recovery	(35)	(4.7)
Rate CNP-PPA cost recovery	1	0.1

Retail – current year	$709	(4.8)%

     Sales for resale – affiliates and Purchased power expense – affiliates. Energy sales to and purchases from affiliated companies within the Southern Company electric system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the affiliated company interchange agreement, as approved by the FERC. Sales for resale to affiliates increased in the first quarter 2005 when compared to the corresponding period in 2004 primarily due to a 21% increase in kilowatt-hour sales to affiliates from Alabama Power’s more economical available capacity and price increases related to the recovery of increased fuel-related expenses. Purchased power from affiliates decreased in the first quarter 2005 compared to the same period in 2004 due to a 20.1% reduction in energy purchased due to increased self-generation, which was more economical. Excluding the increase in capacity revenues of $1.3 million received under the interchange agreement, these transactions did not have a significant impact on earnings since the related energy is sold at marginal cost, and energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

     Purchased power expense – non-affiliates. Purchased power from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2005, purchased power from non-affiliates decreased when compared to the same period in 2004 primarily due to a 13.3% decrease in the amount of energy purchased due to increased self-generation and a 22.1% decrease in the average price of non-affiliate purchased power. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

     Fuel expense. Fuel expense was higher in the first quarter 2005 when compared to the corresponding period in 2004 mainly due to a 13.9% increase in coal prices and a 14.3% increase in generation from coal-fired generating facilities. The increase in generation from coal-fired facilities in the first quarter 2005 when compared to the first quarter 2004 is mainly due to a 42.6% decrease in generation from Alabama Power’s gas-fired generating facilities because of increased gas prices. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Maintenance expense. The increase in maintenance expense for the first quarter 2005 when compared to the same period in 2004 is attributed to a $10.8 million increase to transmission expense and a $34.2 million increase in distribution expense. This increase is due to the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. See Notes 1 and 3 to the financial statements of Alabama Power under “Natural Disaster Reserve” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information. Also, see “Income tax expense” below for additional offsetting impacts of the Alabama PSC’s order.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income tax expense. In accordance with the Alabama PSC accounting order described above, Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers. The remainder of the decrease in income tax expense in the first quarter 2005 primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order. For additional information, see “Maintenance expense” above and Note 3 to the financial statements of Alabama Power under “Natural Disaster Cost Recovery” in Item 8 of the Form 10-K. The impact of this accounting order is expected to reduce Alabama Power’s annual effective income tax rate to approximately 34% for 2005. See Note 5 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (N) to the Condensed Financial Statements herein for additional information.

     Interest expense, net of amounts capitalized. The decrease in interest expense, net of amounts capitalized during the first quarter 2005 when compared to the same period in 2004 is the result of refinancing higher cost debt. For additional information, see FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein and in Item 7 of Alabama Power of the Form 10-K.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K.

     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Alabama, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Alabama Power’s facilities or through the purchase of allowances. The impact of this final rule on Alabama Power will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Alabama Power will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

FERC and Alabama PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Alabama Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Alabama Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Generation Interconnection Agreements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Generation Interconnection Agreements” of Alabama Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to two previously executed interconnection agreements with Alabama Power, have filed complaints at the FERC requesting that the FERC modify the agreements and that Alabama Power refund a total of $11 million previously paid for interconnection facilities, with interest. Alabama Power has also received similar requests from other entities totaling $7 million. Alabama Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Alabama Power and the final results of these matters cannot be determined at this time.

Environmental Rate Filing

On October 5, 2004, the Alabama PSC approved a specific rate mechanism for the recovery of Alabama Power’s retail costs associated with environmental laws, regulations, or other such mandates. The rate mechanism began operation in January 2005 and provides for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered include operation and maintenance expenses, depreciation, and a return on invested capital. Retail rates have increased 1 percent in 2005, which should yield an annual recovery of approximately $33 million, and are expected to increase an additional 1 percent in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until March 2007 on any retail rate increase under the previously approved Rate Stabilization and Equalization plan (RSE). Any increase in March 2007 would be based upon the earned return on retail common equity at December 31, 2006. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for further information on the RSE plan.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Fuel Cost Recovery

Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of March 31, 2005 totaled $96.4 million as compared to $101.6 million at December 31, 2004. Alabama Power increased its fuel billing factor in April 2005. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS – “Revenues” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.

Other Matters

Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Alabama Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Alabama Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on the financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Alabama Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.

     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Alabama Power, FIN 47 is effective no later than December 31, 2005. Alabama Power is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Alabama Power’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Alabama Power adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Alabama Power’s financial condition continued to be strong at March 31, 2005. Net cash flows from operating activities totaled $101.3 million for the first quarter 2005, compared to $122.9 million for the first quarter 2004. The $21.6 million decrease in 2005 resulted primarily from an increase in cost and inventory of fuel. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Gross property additions to utility plant were $197.6 million in the first quarter 2005 and are included in the balance sheets herein. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $395 million will be required by March 31, 2006 for redemptions and maturities of long-term debt.

Sources of Capital

In addition to the financing activities described below, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type, and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, at March 31, 2005 Alabama Power had $120 million of cash and cash equivalents, unused committed lines of credit of approximately $868 million (including $504

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds), of which $643 million will expire at various times during 2005, and an extendible commercial note program. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At March 31, 2005, Alabama Power had no commercial paper or extendible notes payable outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral – but not accelerated payment – in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases, and agreements covering interest rate swaps. At March 31, 2005, Alabama Power had no exposure under these types of contracts.

Market Price Risk

Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at March 31, 2005 was as follows:

First Quarter
2005
Changes
Fair Value
(in thousands)
Contracts beginning of period	$4,017
Contracts realized or settled	3,820
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	30,325

Contracts at March 31, 2005	$38,162

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of March 31, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$38,164	$29,944	$8,220
External sources	(2)	(2)	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$38,162	$29,942	$8,220

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In March 2005, Alabama Power issued $250 million of Series DD 5.65% Senior Notes due March 15, 2035. The proceeds from the sale were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Alabama Power settled an interest rate swap related to the transaction at a cost of $21 million, which was recorded in other comprehensive income. This cost will be amortized over a 30-year period.

     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Retail revenues	$1,185,236	$1,037,795
Sales for resale —
Non-affiliates	112,852	65,456
Affiliates	25,631	54,142
Other revenues	46,711	41,996

Total operating revenues	1,370,430	1,199,389

Operating Expenses:
Fuel	309,266	285,214
Purchased power —
Non-affiliates	52,974	62,689
Affiliates	220,004	135,142
Other operations	202,079	198,393
Maintenance	116,650	108,468
Depreciation and amortization	123,100	67,737
Taxes other than income taxes	60,759	56,432

Total operating expenses	1,084,832	914,075

Operating Income	285,598	285,314
Other Income and (Expense):
Allowance for equity funds used during construction	9,257	3,347
Interest income	471	2,352
Interest expense, net of amounts capitalized	(50,420)	(45,650)
Interest expense to affiliate trusts	(14,878)	—
Distributions on mandatorily redeemable preferred securities	—	(15,839)
Other income (expense), net	(2,842)	(4,395)

Total other income and (expense)	(58,412)	(60,185)

Earnings Before Income Taxes	227,186	225,129
Income taxes	84,654	81,120

Net Income	142,532	144,009
Dividends on Preferred Stock	168	168

Net Income After Dividends on Preferred Stock	$142,364	$143,841

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net Income After Dividends on Preferred Stock	$142,364	$143,841
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $75	118	—
Changes in fair value of qualifying hedges, net of tax of $1,370 and $(880), respectively	2,172	(1,395)
Reclassification adjustment for amounts included in net income, net of tax of $176 and $679, respectively	280	1,077

COMPREHENSIVE INCOME	$144,934	$143,523

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$142,532	$144,009
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	142,765	99,095
Deferred income taxes and investment tax credits	59,414	49,190
Deferred expenses – affiliates	19,974	12,860
Allowance for equity funds used during construction	(9,257)	(3,347)
Pension, postretirement, and other employee benefits	3,755	5,614
Tax benefit of stock options	4,907	4,523
Other, net	(16,384)	(24,802)
Changes in certain current assets and liabilities —
Receivables, net	(82,623)	42,798
Fossil fuel stock	(5,334)	(3,808)
Materials and supplies	1,430	773
Other current assets	6,828	24,430
Accounts payable	(106,494)	(7,380)
Accrued taxes	(65,104)	(131,794)
Accrued compensation	(86,041)	(93,468)
Other current liabilities	3,880	(261)

Net cash provided from operating activities	14,248	118,432

Investing Activities:
Gross property additions	(202,405)	(158,743)
Cost of removal net of salvage	(4,696)	2,059
Change in construction payables, net of joint owner portion	(34,441)	(20,809)
Other	11,622	5,210

Net cash used for investing activities	(229,920)	(172,283)

Financing Activities:
Increase in notes payable, net	339,693	55,044
Proceeds —
Senior notes	250,000	350,000
Mandatorily redeemable preferred securities	—	200,000
Redemptions —
Senior notes	(250,000)	(200,000)
Mandatorily redeemable preferred securities	—	(200,000)
Payment of preferred stock dividends	(48)	(16)
Payment of common stock dividends	(139,025)	(141,375)
Other	(9,725)	(11,551)

Net cash provided from financing activities	190,895	52,102

Net Change in Cash and Cash Equivalents	(24,777)	(1,749)
Cash and Cash Equivalents at Beginning of Period	33,497	8,699

Cash and Cash Equivalents at End of Period	$8,720	$6,950

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3,709 and $1,180 capitalized for 2005 and 2004, respectively)	$58,350	$62,923
Income taxes (net of refunds)	$(492)	$16,494

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$8,720	$33,497
Receivables —
Customer accounts receivable	306,838	317,937
Unbilled revenues	124,239	140,027
Under recovered regulatory clause revenues	455,408	345,542
Other accounts and notes receivable	77,818	94,377
Affiliated companies	26,229	17,042
Accumulated provision for uncollectible accounts	(6,500)	(7,100)
Fossil fuel stock, at average cost	189,601	184,267
Vacation pay	56,942	57,372
Materials and supplies, at average cost	268,992	270,422
Prepaid expenses	18,544	32,696
Other	39,152	25,260

Total current assets	1,565,983	1,511,339

Property, Plant, and Equipment:
In service	18,803,605	18,681,533
Less accumulated provision for depreciation	7,306,929	7,217,607

	11,496,676	11,463,926
Nuclear fuel, at amortized cost	124,767	124,745
Construction work in progress	808,933	766,140

Total property, plant, and equipment	12,430,376	12,354,811

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66,159	66,192
Nuclear decommissioning trusts, at fair value	455,668	459,194
Other	64,418	64,571

Total other property and investments	586,245	589,957

Deferred Charges and Other Assets:
Deferred charges related to income taxes	506,358	505,664
Prepaid pension costs	452,545	450,270
Unamortized debt issuance expense	86,379	77,925
Unamortized loss on reacquired debt	174,101	176,825
Other regulatory assets	97,273	72,639
Other	70,048	82,908

Total deferred charges and other assets	1,386,704	1,366,231

Total Assets	$15,969,308	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$352,550	$452,498
Notes payable	547,926	208,233
Accounts payable —
Affiliated	121,045	194,253
Other	236,617	310,763
Customer deposits	120,393	115,661
Accrued taxes —
Income taxes	119,245	78,269
Other	61,484	129,520
Accrued interest	77,485	74,529
Accrued vacation pay	44,179	44,894
Accrued compensation	41,299	127,340
Other	77,124	75,699

Total current liabilities	1,799,347	1,811,659

Long-term Debt	3,809,180	3,709,852

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,582,917	2,556,040
Deferred credits related to income taxes	167,781	170,973
Accumulated deferred investment tax credits	296,945	300,018
Employee benefit obligations	336,935	331,002
Asset retirement obligations	512,537	504,515
Other cost of removal obligations	414,122	411,692
Miscellaneous regulatory liabilities	110,622	92,611
Other	53,862	59,733

Total deferred credits and other liabilities	4,475,721	4,426,584

Total Liabilities	11,053,321	10,917,168

Preferred Stock	14,609	14,609

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 15,000,000 shares
Outstanding — 7,761,500 shares	344,250	344,250
Paid-in capital	2,483,175	2,478,268
Retained earnings	2,106,138	2,102,798
Accumulated other comprehensive loss	(32,185)	(34,755)

Total common stockholder’s equity	4,901,378	4,890,561

Total Liabilities and Stockholder’s Equity	$15,969,308	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.

     Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Georgia Power’s net income after dividends on preferred stock for the first quarter 2005 was $142.4 million compared to $143.8 million for the corresponding period in 2004. The slight decrease was due to higher non-fuel operating expenses, partially offset by higher retail base revenues resulting from the retail rate increase effective January 1, 2005. For additional information on the rate increase, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Rate Case” of Georgia Power in Item 7 of the Form 10-K.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$147,441	14.2
Sales for resale – non-affiliates	47,396	72.4
Sales for resale – affiliates	(28,511)	(52.7)
Fuel expense	24,052	8.4
Purchased power expense – non-affiliates	(9,715)	(15.5)
Purchased power expense – affiliates	84,862	62.8
Maintenance expense	8,182	7.5
Depreciation and amortization expense	55,363	81.7
Allowance for equity funds used during construction	5,910	176.6

     Retail revenues. The chart below reflects the primary drivers of the 14.2% increase in retail revenues in the first quarter 2005 compared to the same period in the prior year. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $59.8 million, or 8.5%, in the first quarter 2005 compared to the corresponding period in 2004, primarily due to the retail rate increase effective January 1, 2005. During the first quarter 2005, kilowatt-hour energy sales to residential, commercial, and industrial customers were down by 2.3%, up by 2.8%, and down by 2.5%, respectively, when compared to the same period in 2004. Despite customer growth of 1.9% in the residential sector, the decrease in kilowatt-hour

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

energy sales in the first quarter 2005 was due to milder winter weather in 2005. The increase in commercial kilowatt-hour energy sales in the first quarter 2005 can be attributed to sustained economic strength and customer growth of 2.4% when compared to the same period in 2004. Industrial kilowatt-hour energy sales were down primarily due to a 2.7% decrease in customers resulting primarily from a reclassification of customers from industrial to commercial when compared to the same period in 2004.

     Details of retail revenues are as follows:

	Increase (Decrease)

	First Quarter

	(in millions)%
Retail – prior year	$1,038
Change in —
Base Rates	44	4.3
Sales Growth	22	2.1
Weather	(7)	(0.7)
Fuel Cost Recovery	88	8.5

Retail – current year	$1,185	14.2%

     Sales for resale – non-affiliates. During the first quarter 2005, sales for resale to non-affiliates increased due to higher demand for energy by these customers as a result of new contracts effective in January 2005 when compared to the corresponding period in 2004.

     Sales for resale – affiliates and Purchased power expense – affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the affiliated company interchange agreement, as approved by the FERC. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. Sales to affiliated companies decreased due to an increase in Georgia Power’s fuel costs relative to other Southern Company system generating plants. Therefore, Georgia Power’s generating plants were not called upon as often in the first quarter 2005 to supply energy to affiliates. Purchased power from affiliates increased during the first quarter 2005 when compared to the first quarter 2004 due to a 46.4% increase in the average cost of fuel per kilowatt-hour and $17.6 million of additional capacity expenses under PPAs with Southern Power that went into effect in June 2004.

     Fuel expense. Fuel expense increased in the first quarter 2005 as a result of an increase in the average cost of fuel per net kilowatt-hour generated of 12.7% when compared to the same period in the prior year. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

     Purchased power – non-affiliates. The decrease in purchased power from non-affiliates in the first quarter 2005 when compared to the first quarter 2004 resulted from lower demand which caused self-generation to be more economical. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Maintenance expense. In the first quarter 2005, maintenance expense increased primarily due to an increase of $6.1 million in scheduled fossil power production maintenance expense at Plants Yates and Branch and an increase of $1.5 million in scheduled distribution line maintenance when compared to the same period in 2004.

     Depreciation and amortization expense. Depreciation and amortization expense in the first quarter 2005 compared to the same period in the prior year increased primarily due to the expiration in 2004 of certain provisions in Georgia Power’s three-year retail rate plan ending December 31, 2001 (2001 Retail Rate Plan). In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability equally as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million during the first quarter 2004. See Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information.

     Allowance for equity funds used during construction. The first quarter 2005 increase in AFUDC compared to the same period in the prior year relates primarily to construction of the McIntosh combined cycle units 10 and 11. See Note 3 to the financial statements of Georgia Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information.

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “New Source Review Actions” in Item 8 of the Form 10-K.

Plant Wansley Environmental Litigation

On March 11, 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument on that appeal has not been scheduled. See Note 3 to the financial statements of Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of this matter cannot now be determined.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Environmental Matters

The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Georgia Power’s facilities or through the purchase of allowances. The impact of this final rule on Georgia Power will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Georgia Power will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

     The EPA published a proposed rule on April 20, 2005 to approve redesignation of the Atlanta metro area to “attainment” under the one-hour ozone standard.

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Market-Based Rate Authority,” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Georgia Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Georgia Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Generation Interconnection Agreements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Generation Interconnection Agreements” of Georgia Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to previously executed interconnection agreements with Georgia Power and another Southern Company subsidiary, have filed complaints at the FERC requesting that the FERC modify the agreements and that Georgia Power refund a total of $7.9 million previously paid for interconnection facilities, with interest. Georgia Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Georgia Power and the final results of these matters cannot be determined at this time.

Retail Fuel Cost Recovery

On February 18, 2005, Georgia Power filed a request with the Georgia PSC for a fuel cost recovery rate increase. The requested increase, representing an average annual increase in revenues of approximately 11.8%, will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel costs. The Georgia PSC may require that this existing under recovery be collected over a period greater than twelve months. Georgia Power’s under recovered fuel costs as of March 31, 2005 totaled $455.4 million. Hearings before the Georgia PSC were held in April 2005. A final decision from the Georgia PSC is expected in May 2005 with the new fuel rate effective June 1. The final outcome of the filing cannot be determined at this time. For additional information on Georgia Power’s current fuel cost recovery rate, see Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein.

Other Matters

Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Georgia Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Georgia Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Georgia Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Georgia Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.

     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Georgia Power, FIN 47 is effective no later than December 31, 2005. Georgia Power is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Georgia Power’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Georgia Power adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Over the last several years, Georgia Power’s financial condition has remained stable. Net cash flow from operating activities totaled $14.2 million for the first quarter 2005, compared to $118.4 million for the first quarter 2004. The decrease of $104.2 million in 2005 is primarily the result of higher fuel costs, which are recoverable in future periods and are reflected in the balance sheets as under recovered regulatory clause revenues. During the first quarter 2005, gross property additions were $202.4 million. These additions were primarily related to the construction of Plant McIntosh Units 10 and 11, transmission and distribution facilities, and purchases of nuclear fuel and equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating activities and financing activities. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $353 million will be required by March 31, 2006 for redemptions and maturities of long-term debt.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type, and

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

timing of additional security issuances, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.

     At March 31, 2005, Georgia Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2005 approximately $9 million of cash and cash equivalents and $773 million of unused credit arrangements with banks. Of these facilities, $423 million expire in 2005 and contain provisions allowing two-year term loans executable at expiration; and the remaining $350 million expire in 2007. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2005, Georgia Power had $531.4 million of commercial paper and $16.6 million of extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Credit Rating Risk

Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $247 million. Georgia Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At March 31, 2005, Georgia Power had no material exposure related to these agreements.

Market Price Risk

Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a fuel hedging program at the instruction of the Georgia PSC.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fair value of derivative energy contracts at March 31, 2005 was as follows:

First Quarter 2005
Changes

Fair Value

(in thousands)
Contracts beginning of period	$5,777
Contracts realized or settled	1,249
New contracts at inception	—
Changes in valuation techniques	—
Current period changes(a)	30,106

Contracts at March 31, 2005	$37,132

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$36,932	$29,034	$7,898
External sources	200	200	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$37,132	$29,234	$7,898

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

In January 2005, Georgia Power issued $250 million of Series X 5.70% Senior Notes due January 15, 2045. Proceeds from the sale were used to repay at maturity $250 million principal amount of Series L Floating Rate Senior Notes in February 2005.

     In April 2005, Georgia Power incurred obligations in connection with the issuance of $85 million 4.75% pollution control revenue bonds. Proceeds from the sale will be used to repay obligations in connection with $85 million of 5.40% pollution control revenue bonds in May 2005. Also in April, Georgia Power issued $125 million of Series Y 5.80% Senior Notes due April 15, 2035. Proceeds were used to repay a portion of Georgia Power’s short-term indebtedness and for other corporate purposes.

     In April 2005, Georgia Power entered into an interest rate swap designed to mitigate its exposure to adverse interest rate movements with respect to the anticipated Series Y Senior Note issuance. In connection with the issuance of such senior notes, Georgia Power terminated the swap at a fair value loss of $0.3 million, which will be amortized over a 10-year period.

     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Retail revenues	$162,282	$165,084
Sales for resale —
Non-affiliates	19,712	19,488
Affiliates	32,600	20,695
Other revenues	10,003	9,652

Total operating revenues	224,597	214,919

Operating Expenses:
Fuel	92,630	78,416
Purchased power —
Non-affiliates	5,108	6,433
Affiliates	6,012	7,428
Other operations	33,769	33,018
Maintenance	17,599	16,206
Depreciation and amortization	20,749	20,552
Taxes other than income taxes	17,501	17,063

Total operating expenses	193,368	179,116

Operating Income	31,229	35,803
Other Income and (Expense):
Allowance for equity funds used during construction	719	527
Interest income	255	135
Interest expense, net of amounts capitalized	(8,260)	(7,894)
Interest expense to affiliate trusts	(1,148)	—
Distributions on mandatorily redeemable preferred securities	—	(1,113)
Other income (expense), net	(527)	(644)

Total other income and (expense)	(8,961)	(8,989)

Earnings Before Income Taxes	22,268	26,814
Income taxes	7,568	9,921

Net Income	14,700	16,893
Dividends on Preferred Stock	54	54

Net Income After Dividends on Preferred Stock	$14,646	$16,839

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net Income After Dividends on Preferred Stock	$14,646	$16,839
Other comprehensive income:
Reclassification adjustment for amounts included in net income, net of tax of $31 and $31, respectively	51	50

COMPREHENSIVE INCOME	$14,697	$16,889

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$14,700	$16,893
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,209	22,084
Deferred income taxes	(2,230)	5
Pension, postretirement, and other employee benefits	1,219	1,427
Tax benefit of stock options	534	932
Other, net	(2,972)	1,940
Changes in certain current assets and liabilities —
Receivables, net	27,861	16,812
Fossil fuel stock	(11,650)	2,303
Materials and supplies	464	624
Other current assets	5,630	(2,248)
Accounts payable	(8,853)	(4,899)
Accrued taxes	(150)	7,199
Accrued compensation	(11,504)	(8,591)
Other current liabilities	5,878	1,998

Net cash provided from operating activities	41,136	56,479

Investing Activities:
Gross property additions	(34,060)	(33,145)
Cost of removal net of salvage	(1,731)	(3,067)
Investment in property damage fund	—	(6,700)
Other	(15,424)	(1,327)

Net cash used for investing activities	(51,215)	(44,239)

Financing Activities:
Decrease in notes payable, net	—	(19,682)
Proceeds — Capital contributions from parent company	—	25,000
Payment of preferred stock dividends	(54)	(54)
Payment of common stock dividends	(17,100)	(17,500)
Other	(171)	(203)

Net cash used for financing activities	(17,325)	(12,439)

Net Change in Cash and Cash Equivalents	(27,404)	(199)
Cash and Cash Equivalents at Beginning of Period	64,829	2,548

Cash and Cash Equivalents at End of Period	$37,425	$2,349

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $317 and $233 capitalized for 2005 and 2004, respectively)	$28,562	$8,915
Income taxes (net of refunds)	$6,720	$1,849

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$37,425	$64,829
Receivables —
Customer accounts receivable	41,195	44,255
Unbilled revenues	28,572	35,889
Under recovered regulatory clause revenues	1,361	9,283
Other accounts and notes receivable	8,608	7,177
Affiliated companies	4,256	16,218
Accumulated provision for uncollectible accounts	(1,166)	(2,144)
Fossil fuel stock, at average cost	44,649	32,999
Vacation pay	5,446	5,446
Materials and supplies, at average cost	36,297	36,761
Prepaid income taxes	35,902	34,812
Other regulatory assets — current	26,897	7,097
Other	11,093	5,198

Total current assets	280,535	297,820

Property, Plant, and Equipment:
In service	2,374,400	2,367,189
Less accumulated provision for depreciation	858,867	844,617

	1,515,533	1,522,572
Construction work in progress	94,845	74,004

Total property, plant, and equipment	1,610,378	1,596,576

Other Property and Investments	6,486	6,425

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,382	17,566
Prepaid pension costs	44,911	45,384
Unamortized debt issuance expense	6,608	6,615
Unamortized loss on reacquired debt	18,763	19,197
Other regulatory assets	88,363	107,994
Other	17,183	13,086

Total deferred charges and other assets	193,210	209,842

Total Assets	$2,090,609	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$100,000	$100,000
Notes payable	50,000	50,000
Accounts payable —
Affiliated	34,632	35,359
Other	51,039	77,452
Customer deposits	18,122	18,470
Accrued taxes —
Income taxes	—	1,927
Other	9,100	9,250
Accrued interest	8,486	7,665
Accrued vacation pay	5,446	5,446
Accrued compensation	6,200	16,989
Other regulatory liabilities — current	21,331	7,821
Other	3,183	5,167

Total current liabilities	307,539	335,546

Long-term Debt	551,116	550,989

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	233,767	229,909
Deferred credits related to income taxes	22,673	23,354
Accumulated deferred investment tax credits	18,009	18,489
Employee benefit obligations	55,616	54,869
Other cost of removal obligations	158,241	155,831
Miscellaneous regulatory liabilities	6,353	2,048
Other	70,728	71,192

Total deferred credits and other liabilities	565,387	555,692

Total Liabilities	1,496,208	1,514,393

Preferred Stock	4,098	4,098

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 992,717 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	397,929	397,396
Retained earnings	157,128	159,581
Accumulated other comprehensive loss	(2,814)	(2,865)

Total common stockholder’s equity	590,303	592,172

Total Liabilities and Stockholder’s Equity	$2,090,609	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Gulf Power operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Prices for electricity provided by Gulf Power to retail customers are set by the Florida PSC. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.

     Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW - “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Gulf Power’s net income after dividends on preferred stock for the first quarter 2005 was $14.6 million compared to $16.8 million for the corresponding period in 2004. First quarter 2005 net income decreased by $2.2 million, or 13.0%, primarily due to a reduction in retail revenue caused by milder winter weather, as compared to the same period in 2004.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$(2,802)	(1.7)
Sales for resale – affiliates	11,905	57.5
Fuel expense	14,214	18.1
Purchased power expense – non-affiliates	(1,325)	(20.6)
Purchased power expense – affiliates	(1,416)	(19.1)
Other operations and maintenance expense	2,144	4.4
Income tax expense	(2,353)	(23.7)

     Retail revenues. The chart below reflects the primary drivers of the 1.7% decrease in retail revenues in the first quarter 2005 compared to the same period in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues decreased by $4.3 million, or 4.5%, for the first quarter 2005 as compared to the corresponding period in 2004. Energy sales to residential, commercial, and industrial customers were lower by 8.6%, 2.7%, and 2.8%, respectively, in the first quarter 2005 as compared to the same period in 2004 primarily due to milder winter weather conditions.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Details of retail revenues are as follows:

	First Quarter

	(in thousands)%
Retail – prior year	$165,084
Change in —
Sales growth	1,504	0.9
Weather	(5,812)	(3.5)
Fuel cost recovery	(380)	(0.2)
Other cost recovery	1,886	1.1

Retail – current year	$162,282	(1.7)%

     Sales for resale – affiliates and Purchased power expense – affiliates. Revenues from sales for resale to affiliates and purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the affiliate company interchange agreement as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism. The increase in sales for resale to affiliates is due to increased sales of available generation to affiliate companies at a higher unit cost resulting from higher fuel prices. The decrease in purchased power from affiliates is the result of a decrease in the demand for purchased power due to increased self-generation, which was more economical.

     Fuel expense. In the first quarter 2005, fuel expense was higher than the same period in 2004 primarily due to a greater percentage of generation needs supplied by higher priced natural gas units as well as a 10.7% increase in coal prices and a 12.8% increase in natural gas prices. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income.

     Purchased power expense – non-affiliates. The decrease in the first quarter 2005, as compared to the corresponding period in 2004, is primarily the result of an increase in available Southern Company system generation. Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Other operations and maintenance expense. The increase in other operations expense during the first quarter 2005 is primarily due to increased employee benefit expenses as compared to the same period in 2004. The first quarter 2005 increase in maintenance expense from the same period in the prior year reflects an increase in scheduled maintenance performed on power generation and distribution facilities in 2005.

     Income tax expense. The decrease in income taxes of $2.4 million, or 23.7%, in the first quarter 2005 is primarily due to the $4.5 million reduction in pretax net income as compared to the same period in 2004.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability of Gulf Power to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K.

     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Georgia, Florida, and Mississippi, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Gulf Power’s facilities or through the purchase of allowances. The impact of this final rule on Gulf Power will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Gulf Power will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

FERC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Gulf Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Gulf Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Generation Interconnection Agreements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Generation Interconnection Agreements” of Gulf Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to three previously executed interconnection agreements with other Southern Company subsidiaries, have filed complaints at the FERC requesting that the FERC modify the agreements and that Southern Company refund amounts previously paid for interconnection facilities, with interest. Gulf Power has also received similar requests from other entities totaling $6.6 million. Gulf Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Gulf Power and the final results of these matters cannot be determined at this time.

Storm Damage Cost Recovery

Hurricane Ivan hit Gulf Power’s service territory in September 2004. In March 2005, the Florida PSC approved a Stipulation and Settlement between Gulf Power, the Office of Public Counsel for the State of Florida, and the Florida Industrial Power Users Group which allows Gulf Power to recover the retail portion of $51.7 million, the projected reserve deficiency, plus interest and revenue taxes, from customers over a 24-month period beginning in April 2005. In connection with the Stipulation, Gulf Power has agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007. See “Storm Damage Cost Recovery” of Gulf Power in Item 7 of the Form 10-K for additional information.

Other Matters

Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Gulf Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Gulf Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Gulf Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Gulf Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.

     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Gulf Power, FIN 47 is effective no later than December 31, 2005. Gulf Power is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Gulf Power’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Gulf Power adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Gulf Power’s financial condition continued to be strong at March 31, 2005. Net cash flow from operating activities totaled $41.1 million for the first quarter 2005, compared to $56.5 million for the first quarter 2004. The $15.4 million decrease in 2005 resulted primarily from payments related to storm damage from Hurricane Ivan. Gross property additions to utility plant were $34.1 million in the first quarter 2005. Funds for Gulf Power’s property additions were provided by operating activities, capital contributions, and other financing activities. See the Condensed Statements of Cash Flows for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY - “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements.

Sources of Capital

Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. These sources include cash flows from operating activities and issuances of unsecured debt, preferred securities or stock, and pollution control bonds issued for Gulf Power’s benefit by public authorities. The amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.

     At March 31, 2005, Gulf Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At March 31, 2005, Gulf Power had approximately $37.4 million of cash and cash equivalents and $56.3 million of unused committed lines of credit with banks that expire in 2005. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. In addition, Gulf Power has substantial cash flow from operating activities. The credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2005, Gulf Power had no commercial paper or extendible commercial notes outstanding.

Credit Rating Risk

Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for the sale of electric capacity. At March 31, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At March 31, 2005, Gulf Power had no exposure under these agreements.

Market Price Risk

Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed-price contracts for purchase of coal supplies, the purchase and sale of electricity through the wholesale electricity market, and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at March 31, 2005 was as follows:

First Quarter
2005
Changes

Fair Value

(in thousands)
Contracts beginning of period	$317
Contracts realized or settled	1,435
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	10,164

Contracts at March 31, 2005	$11,916

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$11,917	$9,159	$2,758
External sources	(1)	(1)	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$11,916	$9,158	$2,758

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for further information.

Financing Activities

Gulf Power did not issue or redeem any long-term securities in the first quarter of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

     Subsequent to March 31, 2005, Gulf Power repaid $30 million of a $50 million short-term borrowing incurred in the fourth quarter 2004.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Retail revenues	$131,794	$128,555
Sales for resale —
Non-affiliates	59,586	65,800
Affiliates	18,925	11,809
Other revenues	4,905	3,564

Total operating revenues	215,210	209,728

Operating Expenses:
Fuel	91,039	76,547
Purchased power —
Non-affiliates	5,434	6,955
Affiliates	9,582	17,316
Other operations	39,512	34,956
Maintenance	15,538	15,072
Depreciation and amortization	8,057	14,143
Taxes other than income taxes	14,146	13,139

Total operating expenses	183,308	178,128

Operating Income	31,902	31,600
Other Income and (Expense):
Interest income	35	119
Interest expense	(3,526)	(2,803)
Interest expense to affiliate trusts	(649)	—
Distributions on mandatorily redeemable preferred securities	—	(630)
Other income (expense), net	431	452

Total other income and (expense)	(3,709)	(2,862)

Earnings Before Income Taxes	28,193	28,738
Income taxes	10,813	10,916

Net Income	17,380	17,822
Dividends on Preferred Stock	433	503

Net Income After Dividends on Preferred Stock	$16,947	$17,319

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net Income After Dividends on Preferred Stock	$16,947	$17,319
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax net of tax of $(172) and $(474), respectively	(277)	(765)

COMPREHENSIVE INCOME	$16,670	$16,554

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$17,380	$17,822
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	15,467	15,247
Deferred income taxes and investment tax credits, net	6,956	5,872
Plant Daniel capacity	(6,281)	—
Pension, postretirement, and other employee benefits	1,473	(272)
Tax benefit of stock options	1,067	293
Other, net	474	869
Changes in certain current assets and liabilities —
Receivables, net	22,138	6,776
Fossil fuel stock	(4,789)	4,732
Materials and supplies	1,104	571
Other current assets	(1,378)	(244)
Accounts payable	(4,327)	(7,781)
Accrued taxes	(20,795)	(28,379)
Accrued compensation	(15,302)	(14,552)
Over recovered regulatory clause revenues	(3,373)	(8,844)
Other current liabilities	(2,328)	(3,039)

Net cash provided from (used for) operating activities	7,486	(10,929)

Investing Activities:
Gross property additions	(14,197)	(15,611)
Cost of removal net of salvage	265	2,463
Other	(581)	(1,651)

Net cash used for investing activities	(14,513)	(14,799)

Financing Activities:
Increase in notes payable, net	19,940	34,939
Proceeds — Senior notes	—	40,000
Redemptions — Senior notes	—	(80,000)
Payment of preferred stock dividends	(434)	(503)
Payment of common stock dividends	(15,500)	(16,550)

Net cash provided from (used for) financing activities	4,006	(22,114)

Net Change in Cash and Cash Equivalents	(3,021)	(47,842)
Cash and Cash Equivalents at Beginning of Period	6,945	69,120

Cash and Cash Equivalents at End of Period	$3,924	$21,278

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$2,765	$2,468
Income taxes (net of refunds)	$(11,281)	$1,615

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,924	$6,945
Receivables —
Customer accounts receivable	30,091	32,978
Unbilled revenues	17,853	20,803
Under recovered regulatory clause revenues	19,171	32,499
Other accounts and notes receivable	3,046	8,881
Affiliated companies	18,484	15,769
Accumulated provision for uncollectible accounts	(628)	(774)
Fossil fuel stock, at average cost	24,493	19,704
Vacation pay	6,125	6,125
Materials and supplies, at average cost	26,335	27,438
Assets from risk management activities	17,629	4,471
Prepaid income taxes	7,457	5,814
Prepaid expenses	5,504	3,423
Other	920	3,193

Total current assets	180,404	187,269

Property, Plant, and Equipment:
In service	1,885,378	1,882,542
Less accumulated provision for depreciation	705,113	697,862

	1,180,265	1,184,680
Construction work in progress	32,290	27,961

Total property, plant, and equipment	1,212,555	1,212,641

Other Property and Investments	6,439	6,402

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,492	10,668
Prepaid pension costs	17,754	19,158
Unamortized debt issuance expense	6,882	6,955
Unamortized loss on reacquired debt	9,249	9,437
Prepaid rent	12,403	12,874
Other	22,720	13,709

Total deferred charges and other assets	79,500	72,801

Total Assets	$1,478,898	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Notes payable	$19,940	$—
Accounts payable —
Affiliated	28,662	19,568
Other	39,969	52,688
Customer deposits	8,350	9,053
Accrued taxes —
Income taxes	9,329	396
Other	14,246	44,285
Accrued interest	2,403	1,731
Accrued vacation pay	6,125	6,125
Accrued compensation	8,611	23,913
Regulatory clauses over recovery	1,984	5,356
Plant Daniel capacity	22,096	25,125
Other regulatory liabilities - current	19,625	4,806
Other	9,111	13,390

Total current liabilities	190,451	206,436

Long-term Debt	242,500	242,498

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	177,443	167,345
Deferred credits related to income taxes	19,881	20,261
Accumulated deferred investment tax credits	18,357	18,654
Employee benefit obligations	56,934	57,275
Plant Daniel lease guarantee obligation, at fair value	10,519	10,990
Plant Daniel capacity	15,415	18,667
Other cost of removal obligations	77,849	76,228
Miscellaneous regulatory liabilities	12,746	9,522
Other	39,867	36,538

Total deferred credits and other liabilities	429,011	415,480

Total Liabilities	898,044	900,496

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	296,904	295,837
Retained earnings	217,340	215,893
Accumulated other comprehensive loss	(3,861)	(3,584)

Total common stockholder’s equity	548,074	545,837

Total Liabilities and Stockholder’s Equity	$1,478,898	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.

     Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, return on equity, and peak season equivalent forced outage rate. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW — “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2005 of $16.9 million decreased $372,000, or 2.1%, from $17.3 million for the same period of 2004.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$3,239	2.5
Sales for resale – non-affiliates	(6,214)	(9.4)
Sales for resale – affiliates	7,116	60.3
Fuel expense	14,492	18.9
Purchased power expense – non-affiliates	(1,521)	(21.9)
Purchased power expense – affiliates	(7,734)	(44.7)
Other operations expense	4,556	13.0
Depreciation and amortization expense	(6,086)	(43.0)
Taxes other than income taxes	1,007	7.7

     Retail revenues. The chart below reflects the primary drivers of the 2.5% increase in retail revenues in the first quarter 2005 compared to the same period in the prior year. Retail revenues for the first quarter 2005 increased when compared to the same period in 2004 primarily as a result of a $5.6 million increase in fuel and other cost recovery revenues, which generally do not have an effect on income. Retail revenues, excluding fuel revenues, for the first quarter 2005 from residential and commercial customers decreased 3.2% and 6.0%, respectively, primarily as a result of milder weather. Retail revenues, excluding fuel revenues, for the first quarter 2005 from industrial customers remained consistent compared to the same period in 2004.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Details of retail revenues are as follows:

	First Quarter

	(in thousands)%
Retail – prior year	$128,555
Change in —
Base rates	(94)	(0.1)
Sales growth	(103)	(0.1)
Weather	(2,181)	(1.7)
Fuel cost recovery	3,538	2.8
Other cost recovery	2,079	1.6

Retail – current year	$131,794	2.5%

     Sales for resale – non-affiliates. The decrease in sales for resale to non-affiliates in the first quarter 2005 as compared to the same period in 2004 is primarily due to fewer opportunities in the wholesale market as a result of higher fuel prices.

     Sales for resale – affiliates and Purchased power expense – affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the affiliate company interchange agreement approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The increase in sales for resale to affiliates and the decrease in purchased power from affiliates are a result of Mississippi Power’s more economical generating costs when compared to others.

     Fuel expense. In the first quarter 2005, fuel expense increased when compared to the same period in 2004 as a result of a 2.6% increase in generation and a 18.0% increase in the cost of coal, oil, gas, and emission allowances. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Purchased power expense – non-affiliates. In the first quarter 2005, purchased power from non-affiliates decreased due to increased self-generation that resulted from higher generating unit availability during the first quarter 2005 as compared to the same period in 2004, when more scheduled maintenance outages occurred.

     Other operations expense. In the first quarter 2005, other operations expense increased primarily due to a $1.6 million increase in employee and retiree benefit expense as a result of higher employee medical expenses and updated actuarial studies for pension and postretirement benefits for 2005, an increase in lease expense of approximately $0.6 million due to higher interest rates on the embedded variable rate debt, a $0.4 million increase in expenses related to customer accounts, and a $0.4 million increase in legal and accounting expenses.

     Depreciation and amortization. The first quarter 2005 decrease in depreciation and amortization expense when compared to the same period in 2004 is primarily the result of $6.3 million in amortization of the regulatory liability related to Plant Daniel capacity recorded in 2005 as approved by the Mississippi PSC. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

     Taxes other than income taxes. The increase in taxes other than income taxes for the first quarter 2005 as compared to the same period in 2004 is a result of higher property taxes.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability of Mississippi Power to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System - “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K.

     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Alabama and Mississippi, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Mississippi Power’s facilities or through the purchase of allowances. The impact of this final rule on Mississippi Power will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Mississippi Power will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

FERC and Mississippi PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the FERC to sell power to non-affiliates at market-based prices. Mississippi Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Mississippi Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

     See Note 3 to the financial statements of Mississippi Power under “Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for additional information on the ECO Plan. Mississippi Power’s ECO Plan annual filing for 2005 was approved by the Mississippi PSC at the conclusion of the ECO Plan hearings on April 5, 2005. An order is forthcoming. The result will be a slight increase in rates effective May 2005. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered.

Other Matters

Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Mississippi Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Mississippi Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Mississippi Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Mississippi Power under “Stock Options” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein.

     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Mississippi Power, FIN 47 is effective no later than December 31, 2005. Mississippi Power is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Mississippi Power’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Mississippi Power adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Mississippi Power’s financial condition continued to be strong at March 31, 2005. Net cash flow provided from operating activities totaled $7.5 million for the first quarter 2005, compared to net cash flow used for operating activities of $10.9 million for the first quarter 2004. The $18.4 million increase in 2005 resulted primarily from fuel and Energy Cost Management clause collections. Gross property additions to utility plant were $14.2 million in the first quarter 2005. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At March 31, 2005, Mississippi Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2005 approximately $3.9 million of cash and cash equivalents and $100.5 million of unused committed credit arrangements with banks that expire in 2005. Approximately $38 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2005, Mississippi Power had $19.9 million in outstanding notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Mississippi Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At March 31, 2005, Mississippi Power had no exposure under these agreements.

Market Price Risk

Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of the Mississippi PSC and wholesale fuel hedging programs under agreements with wholesale customers.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fair value of derivative, fuel, and energy contracts at March 31, 2005 was as follows:

First Quarter
2005
Changes

Fair Value

(in thousands)
Contracts beginning of period	$889
Contracts realized or settled	2,005
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	20,286

Contracts at March 31, 2005	$23,180

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$24,499	$17,563	$6,936
External sources	(1,319)	(1,319)	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$23,180	$16,244	$6,936

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements under “Financial Instruments” of Mississippi Power in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

Financing Activities

Mississippi Power did not issue or redeem any long-term securities during the first quarter of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
		2004
		As Restated
	2005	(Note L)
	(in thousands)
Operating Revenues:
Retail revenues	$85,004	$67,509
Sales for resale —
Non-affiliates	458	1,410
Affiliates	2,061	2,437
Other revenues	1,065	965

Total operating revenues	88,588	72,321

Operating Expenses:
Fuel	13,122	10,484
Purchased power —
Non-affiliates	1,886	2,342
Affiliates	36,279	22,130
Other operations	14,324	14,101
Maintenance	9,886	6,431
Depreciation and amortization	5,348	5,204
Taxes other than income taxes	3,799	3,597

Total operating expenses	84,644	64,289

Operating Income	3,944	8,032
Other Income and (Expense):
Interest income	17	71
Interest expense, net of amounts capitalized	(3,223)	(3,143)
Distributions on mandatorily redeemable preferred securities	—	(109)
Other income (expense), net	1,106	(418)

Total other income and (expense)	(2,100)	(3,599)

Earnings Before Income Taxes	1,844	4,433
Income taxes	149	1,600

Net Income	1,695	2,833
Dividends on Preferred Stock	675	—

Net Income After Dividends on Preferred Stock	$1,020	$2,833

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
		2004
		As Restated
	2005	(Note L)
	(in thousands)
Net Income After Dividends on Preferred Stock	$1,020	$2,833
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $450 and $(20), respectively	713	(33)
Reclassification adjustment for amounts included in net income, net of tax of $3 and $15, respectively	4	24

COMPREHENSIVE INCOME	$1,737	$2,824

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
		2004
		As Restated
	2005	(Note L)
	(in thousands)
Operating Activities:
Net income	$1,695	$2,833
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	5,804	5,739
Deferred income taxes and investment tax credits, net	6,606	1,516
Allowance for equity funds used during construction	(1,194)	(106)
Pension, postretirement, and other employee benefits	2,077	1,713
Tax benefit of stock options	574	263
Other, net	3,272	2,586
Changes in certain current assets and liabilities —
Receivables, net	(6,156)	5,934
Fossil fuel stock	(1,587)	122
Materials and supplies	981	(967)
Other current assets	(7,365)	(2,526)
Accounts payable	(2,850)	(2,275)
Accrued taxes	(2,476)	923
Accrued compensation	(3,537)	(3,129)
Other current liabilities	2,041	1,017

Net cash provided from (used for) operating activities	(2,115)	13,643

Investing Activities:
Gross property additions	(15,945)	(11,743)
Other	(357)	(515)

Net cash used for investing activities	(16,302)	(12,258)

Financing Activities:
Increase in notes payable, net	19,546	6,695
Redemptions — Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(675)	—
Payment of common stock dividends	(6,675)	(5,800)
Other	(6)	1,105

Net cash provided from (used for) financing activities	12,190	(38,000)

Net Change in Cash and Cash Equivalents	(6,227)	(36,615)
Cash and Cash Equivalents at Beginning of Period	8,862	37,943

Cash and Cash Equivalents at End of Period	$2,635	$1,328

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $595 and $95 capitalized for 2005 and 2004, respectively)	$1,338	$1,392
Income taxes (net of refunds)	$(384)	$774

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,635	$8,862
Receivables —
Customer accounts receivable	22,936	22,875
Unbilled revenues	4,941	6,681
Under recovered regulatory clause revenues	32,462	23,800
Other accounts and notes receivable	1,303	1,608
Affiliated companies	2,868	3,392
Accumulated provision for uncollectible accounts	(876)	(878)
Fossil fuel stock, at average cost	12,177	10,590
Materials and supplies, at average cost	8,931	9,913
Prepaid income taxes	24,715	21,615
Prepaid expenses	2,147	1,415
Assets from risk management activities	5,541	1,772

Total current assets	119,780	111,645

Property, Plant, and Equipment:
In service	951,534	945,359
Less accumulated provision for depreciation	411,128	408,415

	540,406	536,944
Construction work in progress	99,521	91,275

Total property, plant, and equipment	639,927	628,219

Other Property and Investments	3,981	3,925

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,590	10,588
Cash surrender value of life insurance for deferred compensation plans	25,653	25,335
Unamortized debt issuance expense	5,183	5,303
Unamortized loss on reacquired debt	7,753	7,935
Other regulatory assets	14,868	16,107
Other	4,443	3,534

Total deferred charges and other assets	68,490	68,802

Total Assets	$832,178	$812,591

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$1,041	$1,010
Notes payable	40,114	20,567
Accounts payable —
Affiliated	15,651	17,379
Other	14,155	16,166
Customer deposits	7,058	6,973
Accrued taxes —
Income taxes	—	148
Other	3,062	5,390
Accrued interest	4,549	3,050
Accrued vacation pay	2,683	2,661
Accrued compensation	2,075	5,612
Other	5,084	5,200

Total current liabilities	95,472	84,156

Long-term Debt	237,611	237,769

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	93,996	90,079
Deferred credits related to income taxes	8,483	8,738
Accumulated deferred investment tax credits	7,795	7,961
Employee benefit obligations	48,657	46,580
Other cost of removal obligations	43,124	41,890
Miscellaneous regulatory liabilities	18,273	12,631
Other	7,037	6,693

Total deferred credits and other liabilities	227,365	214,572

Total Liabilities	560,448	536,497

Preferred Stock	43,917	43,938

Common Stockholder’s Equity:
Common stock, par value $5 per share —
Authorized - 16,000,000 shares Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	73,107	72,533
Retained earnings	102,051	107,685
Accumulated other comprehensive loss	(1,568)	(2,285)

Total common stockholder’s equity	227,813	232,156

Total Liabilities and Stockholder’s Equity	$832,178	$812,591

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Savannah Electric operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia. Many factors affect the opportunities, challenges, and risks of Savannah Electric’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.

     Savannah Electric continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Savannah Electric in Item 7 of the Form 10-K.

     See Note 9 to the financial statements of Savannah Electric in Item 8 of the Form 10-K for information regarding Savannah Electric’s restatement of its financial statements for the quarter ended March 31, 2004 as the result of errors in the estimate of unbilled revenues for the period.

RESULTS OF OPERATIONS

Earnings

Savannah Electric’s net income after dividends on preferred stock for the first quarter 2005 was $1.0 million compared to $2.8 million for the corresponding period of 2004. Earnings decreased by $1.8 million, or 64.0%, in the first quarter 2005, primarily due to higher operating expenses, partially offset by higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail revenues	$17,495	25.9
Sales for resale – non-affiliates	(952)	(67.5)
Sales for resale – affiliates	(376)	(15.4)
Fuel expense	2,638	25.2
Purchased power expense – non-affiliates	(456)	(19.5)
Purchased power expense – affiliates	14,149	63.9
Maintenance expense	3,455	53.7
Other income (expense), net	1,524	N/M
Income taxes	(1,451)	N/M
Dividends on preferred stock	675	N/M

N/M Not meaningful

     Retail revenues. The chart below reflects the primary drivers of the 25.9% increase in retail revenues in the first quarter 2005 compared to the same period in the prior year. Excluding fuel cost recovery revenues, which do not affect net income, retail revenue increased by $0.2 million, or 0.4%, in the first quarter 2005 when compared to the corresponding period in 2004. The first quarter 2005 increase in retail revenue is mainly attributed to a slight increase in residential and commercial customer growth.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Details of retail revenues are as follows:

Retail Revenues	First Quarter
	(in thousands)%
Retail – prior year	$67,509
Change in —
Sales growth	378	0.6
Weather	(205)	(0.3)
Fuel cost recovery	17,322	25.6

Retail – current year	$85,004	25.9%

     Sales for resale – non-affiliates. In the first quarter 2005, revenues from sales for resale to non-affiliates were lower primarily due to less opportunity in the market as a result of higher fuel prices. These transactions had no significant effect on net income.

     Sales for resale – affiliates and Purchased power expense – affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the affiliated company interchange agreement, as approved by the FERC. Sales for resale to affiliates decreased in the first quarter 2005 when compared to the corresponding period in 2004 due to higher fuel prices. Purchased power from affiliates increased during the first quarter 2005 due to a 20.5% increase in energy purchases as a result of scheduled maintenance on Savannah Electric’s largest coal units and an increase in the average cost of fuel per net kilowatt-hour. These transactions do not have a significant impact on earnings since energy is sold at marginal cost and energy purchases are generally offset by energy revenues through Savannah Electric’s fuel cost recovery clause.

     Fuel expense. Fuel expense increased in the first quarter 2005 primarily as a result of higher energy prices and an adjustment in 2004 as a result of billing credits relating to the Plant McIntosh combustion turbines, which reduced 2004 fuel expense. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income.

     Purchased power expense – non-affiliates. The slight decrease in the amount of purchased power from non-affiliates in the first quarter 2005 when compared to the first quarter 2004 resulted from the increase in more economical purchased power from affiliates discussed above. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.

     Maintenance expense. The increase in the first quarter 2005 as compared to the same period in the prior year is mainly due to scheduled maintenance outages at Plant Kraft and Plant McIntosh and an increase in distribution expenses primarily related to tree trimming.

     Other income (expense), net and income taxes. In the first quarter 2005, other income increased and income taxes decreased primarily due to an increase in non-taxable AFUDC equity of $1.1 million associated with the Plant McIntosh combined cycle construction project. See Note 3 to the financial statements under “Retail Regulatory Matters – Plant McIntosh Construction Project” of Savannah Electric in Item 8 of the Form 10-K for additional information. AFUDC equity is expected to substantially decrease following commercial operation of the project in June 2005; thus Savannah Electric’s annual effective income tax rate is expected to be approximately 35% for 2005. See Note 5 to the financial statements of Savannah Electric in Item 8 of the Form 10-K and Note (N) to the Condensed Financial Statements herein for additional information.

     Dividends on preferred stock. Dividends on preferred stock increased for the first quarter 2005 due to the issuance of 1.8 million shares of 6.00% Series Preferred Stock in June 2004.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL

The results of operations discussed above are not necessarily indicative of Savannah Electric’s future earnings potential. The level of Savannah Electric’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Savannah Electric’s business of selling electricity. These factors include Savannah Electric’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Savannah Electric’s service area. For additional information relating to these issues, see BUSINESS - The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Savannah Electric in Item 7 of the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Environmental Matters” in Item 8 of the Form 10-K.

     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Savannah Electric’s facilities or through the purchase of allowances. The impact of this final rule on Savannah Electric will, however, depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Savannah Electric will depend on resolution of legal challenges and the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 15, 2005, the EPA announced plans to extend the deadline for issuance of final rules addressing Best Available Retrofit Technology standards under its Regional Haze program until June 15, 2005.

FERC and Georgia PSC Matters

Market-Based Rate Authority

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Market-Based Rate Authority” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Savannah Electric has authorization from the FERC

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to sell power to non-affiliates at market-based prices. Savannah Electric, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied Savannah Electric may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Savannah Electric’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

Retail Rate Case Filing

On November 30, 2004, Savannah Electric filed a traditional one-year rate case with the Georgia PSC requesting a $23.2 million, or 6.7%, increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending December 31, 2005 and a proposed retail return on common equity of 12.5%. As an alternative, Savannah Electric has also included in its request a three-year rate plan that is based on the same test year and proposed retail return on common equity.

     The increase in retail revenues is being requested to cover Savannah Electric’s investment in the new Plant McIntosh Combined Cycle Units 10 and 11; increasing operating and maintenance expenses; and continued investment in generation, transmission, and distribution facilities to support growth and ensure reliability. Hearings were held in March and April 2005 and the Georgia PSC is expected to issue a final order in May 2005, following which the new rates will become effective in June 2005. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Rate Case Filing” in Item 7 and Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters – 2004 Retail Rate Case Filing” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.

Other Matters

Effective September 30, 2004, Savannah Electric retired Units 4 and 5 at Plant Riverside. The remaining units at the plant are expected to be retired on May 31, 2005. These retirements will have no material impact on Savannah Electric’s financial statements.

     Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Savannah Electric cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Savannah Electric’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Savannah Electric in Item 7 of the Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

New Accounting Standards

FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Savannah Electric, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Savannah Electric’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Savannah Electric under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.

          FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Savannah Electric, FIN 47 is effective no later than December 31, 2005. Savannah Electric is currently assessing the impact of FIN 47 on its balance sheet; however, adoption is not currently expected to have a material impact on Savannah Electric’s income statement.

     In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction for utilities be accounted for as a special tax deduction rather than as a tax rate reduction. Savannah Electric adopted FSP 109-1 in the first quarter of 2005 with no material impact on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Net cash flow provided from operating activities totaled $(2.1) million for the first quarter 2005, compared to $13.6 million for the first quarter 2004. The $15.7 million decrease in 2005 resulted primarily from higher fuel costs. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Major changes in Savannah Electric’s financial condition during the first three months of 2005 included the addition of approximately $15.9 million to utility plant, which includes the Plant McIntosh combined cycle construction project. The funds for these additions and other capital requirements

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were derived primarily from short-term debt. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements.

Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including both internal and external funds. The amount, type, and timing of any future financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Savannah Electric in Item 7 of the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Savannah Electric had at March 31, 2005 approximately $2.6 million of cash and cash equivalents and $80 million of unused committed credit arrangements with banks, of which $70 million expires in 2005, and $10 million expires in 2007. Of the unused credit arrangements expiring in 2005, $40 million include two-year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to its variable rate debt and its commercial paper. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At March 31, 2005, Savannah Electric had $32.1 million of outstanding commercial paper and $8.0 million of outstanding extendible commercial notes.

Credit Rating Risk

Savannah Electric does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Savannah Electric is party to certain derivatives agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At March 31, 2005, Savannah Electric had no exposure under these contracts.

Market Price Risk

Savannah Electric’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas and oil purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fair value of derivative energy contracts at March 31, 2005 was as follows:

First Quarter
2005
Changes
Fair Value
(in thousands)
Contracts beginning of period	$1,474
Contracts realized or settled	(20)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	6,580

Contracts at March 31, 2005	$8,034

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of March 31, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$7,995	$5,467	$2,528
External sources	39	39	—
Models and other methods	—	—	—

Contracts at March 31, 2005	$8,034	$5,506	$2,528

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K, and Note (F) to the Condensed Financial Statements herein.

Financing Activities

Savannah Electric did not issue or redeem any long-term securities during the first quarter of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

     In the first quarter of 2005, Savannah Electric entered into a forward starting interest rate swap in order to mitigate its exposure to unfavorable changes in interest rates related to a series of senior notes Savannah Electric anticipates to issue in 2006. See Note (F) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$40,104	$86,699
Affiliates	112,337	86,795
Other revenues	380	2,111

Total operating revenues	152,821	175,605

Operating Expenses:
Fuel	34,544	30,335
Purchased power —
Non-affiliates	8,862	13,605
Affiliates	20,954	42,056
Other operations	12,719	14,725
Maintenance	3,259	3,012
Depreciation and amortization	12,783	12,778
Taxes other than income taxes	2,955	2,679

Total operating expenses	96,076	119,190

Operating Income	56,745	56,415
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,244)	(12,586)
Other income (expense), net	92	493

Total other income and (expense)	(19,152)	(12,093)

Earnings Before Income Taxes	37,593	44,322
Income taxes	14,520	17,137

Net Income	$23,073	$27,185

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net Income	$23,073	$27,185
Other comprehensive income:
Changes in fair value of qualifying hedges, net of tax of $(522)	—	(928)
Reclassification adjustment for amounts included in net income, net of tax of $1,041 and $987, respectively	1,612	1,569

COMPREHENSIVE INCOME	$24,685	$27,826

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$23,073	$27,185
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	16,448	15,267
Deferred income taxes and investment tax credits, net	15,598	16,525
Deferred revenues	(26,194)	(19,235)
Tax benefit of stock options	188	109
Other, net	(538)	(4,957)
Changes in certain current assets and liabilities —
Receivables, net	964	(9,435)
Fossil fuel stock	593	2,867
Materials and supplies	(232)	(508)
Other current assets	(3,894)	(161)
Accounts payable	(6,148)	(9,961)
Accrued taxes	3,014	2,884
Accrued interest	(15,598)	(16,166)

Net cash provided from operating activities	7,274	4,414

Investing Activities:
Gross property additions	(2,075)	(68,779)
Change in construction payables, net	(121)	(6,589)
Other	(2,292)	185

Net cash used for investing activities	(4,488)	(75,183)

Financing Activities:
Increase in notes payable, net — affiliated	—	67,411
Increase in notes payable, net	—	94
Other	—	933

Net cash provided from financing activities	—	68,438

Net Change in Cash and Cash Equivalents	2,786	(2,331)
Cash and Cash Equivalents at Beginning of Period	25,241	2,798

Cash and Cash Equivalents at End of Period	$28,027	$467

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $0 and $8,739 capitalized for 2005 and 2004, respectively)	$31,073	$25,114
Income taxes (net of refunds)	$3,593	$1,684

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$28,027	$25,241
Receivables —
Customer accounts receivable	9,851	12,865
Other accounts receivable	52	893
Accumulated provision for uncollectible accounts	(350)	(350)
Affiliated companies	28,313	25,423
Fossil fuel stock, at average cost	2,311	2,904
Materials and supplies, at average cost	10,070	9,839
Prepaid income taxes	10,655	4,619
Prepaid expenses	6,781	8,085
Other	17	112

Total current assets	95,727	89,631

Property, Plant, and Equipment:
In service	1,822,316	1,821,434
Less accumulated provision for depreciation	123,973	111,200

	1,698,343	1,710,234
Construction work in progress	202,095	200,903

Total property, plant, and equipment	1,900,438	1,911,137

Deferred Charges and Other Assets:
Unamortized debt issuance expense	13,105	14,078
Prepaid long-term service agreements	36,946	34,800
Other—
Affiliated	6,455	6,455
Other	10,638	10,912

Total deferred charges and other assets	67,144	66,245

Total Assets	$2,063,309	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Accounts payable —
Affiliated	20,297	19,265
Other	3,827	11,024
Accrued taxes — Other	7,118	4,104
Accrued interest	13,028	28,626
Other	15	83

Total current liabilities	44,485	63,302

Long-term Debt	1,099,484	1,099,435

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	56,852	40,212
Deferred capacity revenues — Affiliated	12,923	39,118
Other—
Affiliated	13,076	13,333
Other	5	2

Total deferred credits and other liabilities	82,856	92,665

Total Liabilities	1,226,825	1,255,402

Common Stockholder’s Equity:
Common stock, par value $.01 per share —	—	—
Authorized - 1,000,000 shares
Outstanding - 1,000 shares
Paid-in capital	740,723	740,535
Retained earnings	145,207	122,134
Accumulated other comprehensive loss	(49,446)	(51,058)

Total common stockholder’s equity	836,484	811,611

Total Liabilities and Stockholder’s Equity	$2,063,309	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 vs. FIRST QUARTER 2004

OVERVIEW

Southern Power constructs, owns, and manages Southern Company’s competitive generation assets and sells electricity at market-based rates in the Super Southeast wholesale market. Southern Power continues to focus on executing its regional strategy in the Super Southeast in 2005. However, Southern Power continues to face challenges related to market power issues at the federal regulatory level, specifically the ability to charge market-based rates.

     To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on two key performance indicators. These indicators consist of plant availability and peak season equivalent forced outage rate (EFOR). Plant availability shows the percentage of time during the year that Southern Power’s generating units are available to be called upon to generate (the higher the better), whereas the EFOR more narrowly defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.

RESULTS OF OPERATIONS

Earnings

Southern Power’s net income for first quarter 2005 was $23.1 million compared to $27.2 million for the corresponding period of 2004. The decrease in first quarter 2005 earnings of $4.1 million, or 15.1%, was primarily the result of ceasing the capitalization of interest on construction. Capitalization of construction interest ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. Reductions in operating revenues at Plant Harris Unit 2 and Plant Franklin 2 caused by the shift from market sales of this capacity to sales to affiliates under PPAs in June 2004 were largely offset by reductions in purchased power expense.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Sales for resale – non-affiliates	$(46,595)	(53.7)
Sales for resale – affiliates	25,542	29.4
Fuel expense	4,209	13.9
Purchased power expense – non-affiliates	(4,743)	(34.9)
Purchased power expense – affiliates	(21,102)	(50.2)
Other operations expense	(2,006)	(13.6)
Interest expense, net of amounts capitalized	(6,658)	(52.9)

     Sales for resale – affiliates and non-affiliates. In the first quarter 2005, revenues from sales for resale to non-affiliates were lower when compared to the corresponding period in 2004. This decrease was due primarily

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the inception of a PPA with Georgia Power at Plant Harris Unit 2 and a scheduled increase in the PPA with Georgia Power at Plant Franklin Unit 2 in June 2004; these units were initially placed into service in June 2003 and were previously available for market sales to non-affiliates until the commencement of the PPAs.

     Fuel expense. Fuel expense in the first quarter 2005 increased when compared to the same period in 2004 primarily from increased generation at Plant Wansley under PPAs with Georgia Power and Savannah Electric and also due to an average increase in gas prices over the same period in 2004 of 20.2%. The PPAs for Plant Wansley call for Southern Power to purchase the gas and to bill the cost to Georgia Power and Savannah Electric. Therefore, these expenses have no impact on net income. Under Southern Power’s other PPAs, the responsibility for fuel purchases lies directly with the counterparty.

     Purchased power expense – affiliates and non-affiliates. The decrease in purchased power from affiliates and non-affiliates during the first quarter 2005 when compared to the first quarter 2004 is primarily due to the commitment of Plant Harris Unit 2 and an additional portion of Plant Franklin Unit 2 to Georgia Power beginning in June 2004; prior to that time the capacity from these units was sold into short-term markets and related energy sales were sometimes served with short-term power purchases from both affiliates and non-affiliates when market costs were lower than the cost of self-generation.

     Other operations expense. During the first quarter 2005, other operations expense decreased when compared to the same period in the prior year due primarily to transmission costs incurred with Plant Harris Unit 2 prior to its commitment to Georgia Power in June 2004. Under the PPA, Georgia Power is now responsible for providing transmission service for Plant Harris Unit 2.

     Interest expense, net of amounts capitalized. In the first quarter 2005, interest expense, net of amounts capitalized when compared to the same period in 2004 increased primarily as the result of ceasing the capitalization of interest on construction. Capitalized interest on construction ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. In addition Southern Power repurchased $50 million of its 4.875% senior notes in December 2004.

FUTURE EARNINGS POTENTIAL

The results of operations are not necessarily indicative of future earnings. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “General” and “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody’s downgrades the credit ratings of such counterparty to below investment grade, or, if

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the counterparty is not rated, such counterparty fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

     On April 8, 2005, Southern Power entered into an agreement with Constellation Power Inc. and certain other subsidiaries of Constellation Energy Group, Inc. to acquire all of the outstanding general and limited partnership interests of Oleander Power Project, L.P. (Oleander), for an aggregate purchase price of approximately $206 million. The purchase price is subject to certain working capital and timing of closing adjustments. Oleander owns a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively. The acquisition is subject to certain regulatory approvals, including the approval of the FERC, as well as review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Southern Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to Southern Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. No such litigation is currently pending against Southern Power.

     See also the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition and Asset Impairments.

New Accounting Standards

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Southern Power, FIN 47 is effective no later than December 31, 2005. Southern Power is currently assessing the impact of FIN 47 on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

There have been no major changes in Southern Power’s financial condition during the first quarter 2005. With respect to the impending purchase of Oleander, it is anticipated this purchase will be financed with a combination of commercial paper, loans or capital contributions from Southern Company, and funds generated from operations. Pending regulatory approvals, this purchase is expected to close in the second quarter of 2005.

Capital Requirements and Contractual Obligations

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY –“Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements.

Sources of Capital

Southern Power may use external funds, equity capital from Southern Company, or internally generated cash from operations to finance any new projects and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.

     To meet liquidity and capital resource requirements, Southern Power had at March 31, 2005 approximately $325 million of an unused committed credit arrangement with banks expiring in 2006. This arrangement also provides liquidity support for Southern Power’s commercial paper program. Amounts drawn under the

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

arrangements may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Southern Power expects to renew its credit facility, as needed, prior to expiration.

Credit Rating Risk

Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $35 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $79 million. Southern Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At March 31, 2005, Southern Power had no material exposure related to these agreements.

Market Price Risk

Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity. Unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income.

     The fair values of derivative energy contracts outstanding at March 31, 2005 were not material. At March 31, 2005, all of these contracts mature within one year and are based on actively quoted market prices. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, N, O

Alabama Power	A, B, C, D, F, G, H, N

Georgia Power	A, B, C, D, F, G, I

Gulf Power	A, B, C, D, F, G, J

Mississippi Power	A, B, C, D, F, G

Savannah Electric	A, B, C, D, F, G, K, L, N

Southern Power	A, B, F, M

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

PLANT WANSLEY ENVIRONMENTAL LITIGATION

See Note 3 to the financial statements of Southern Company under “Environmental Matters - Plant Wansley Environmental Litigation” and Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. On March 11, 2005, the U.S. Circuit Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument on that appeal has not been scheduled. The final outcome of this matter cannot now be determined.

MIRANT RELATED MATTERS

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters – Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.

          In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2004, Mirant’s bankruptcy counsel notified Southern Company that it was investigating, on behalf of a committee of independent Mirant directors, potential claims against Southern Company. On March 25, 2005, Mirant filed with the U.S. Bankruptcy Court for the Northern District of Texas a First Amended Disclosure Statement relating to Mirant’s plan of reorganization. In the First Amended Disclosure Statement, Mirant disclosed that its board of directors has authorized litigation against

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Southern Company to recover certain transfers made by Mirant to Southern Company from 1999 through 2001. The transfers disclosed by Mirant include (1) certain dividends in an aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest thereon in an aggregate amount of $1.035 billion, and (3) the dividend distribution that Mirant asserts is valued at $242 million of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in Southern Company Holdings, which owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc. Other than identifying these transfers, the First Amended Disclosure Statement provided no factual or legal basis for any claim against Southern Company. Southern Company believes there is no meritorious basis for a claim and intends to vigorously defend itself in the event that Mirant brings an action to recover any amounts in connection with these transfers. The ultimate outcome of any potential action by Mirant cannot be determined at this time.

RACE DISCRIMINATION LITIGATION

See Note 3 to the financial statements of Southern Company and Georgia Power under “Race Discrimination Litigation” in Item 8 of the Form 10-K. On April 15, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiffs’ petition for rehearing by the entire Eleventh Circuit panel of judges. The plaintiffs have 90 days from April 15, 2005 to file a petition for writ of certiorari to the U.S. Supreme Court. The final outcome of this matter cannot now be determined.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Through SCS, as agent, the retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. As directed by this order, on February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through March 31, 2005 is not material to the net income of Southern Company, any of the retail operating companies, or Southern Power. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

INCOME TAX MATTERS

See Note 3 to the financial statements of Southern Company under “Income Tax Matters - Leveraged Lease Transactions” in Item 8 of the Form 10-K for information related to Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), which the IRS challenged in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $23 million. Furthermore, although management does not believe a penalty is appropriate, the IRS is currently evaluating whether one may be assessed. Additionally, although the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

payment of the tax liability, exclusive of interest and any penalties, would not affect Southern Company’s results of operations under current accounting standards, it could have a material impact on cash flow. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. The ultimate outcome of these matters cannot now be determined.

(C)	See Note 1 to the financial statements of Southern Company and the retail operating companies under “Stock Options” and Note 8 to the financial statements of Southern Company and the retail operating companies under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month periods ending March 31, 2005 and 2004 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Interest rate	3.9%	3.1%
Average expected life of stock options (in years)	5.0	5.0
Expected volatility of common stock	17.9%	19.7%
Expected annual dividends on common stock	$1.43	$1.40
Weighted average fair value of stock
options Granted	$3.90	$3.29

The pro forma impact of fair-value accounting for options granted on Southern Company’s consolidated earnings per share is as follows:

	As Reported	Pro Forma
Three Months Ended March 31, 2005 Earnings per share (dollars):
Basic	$0.43	$0.42
Diluted	$0.43	$0.42
Three Months Ended March 31, 2004 Earnings per share (dollars):
Basic	$0.45	$0.44
Diluted	$0.45	$0.44

The pro forma impact of fair-value accounting for options granted on net income after dividends on preferred stock is as follows:

	As Reported	Pro Forma
	(in millions)	(in millions)
Three Months Ended March 31, 2005
Net income after dividends on preferred stock
Alabama Power	$93	$91
Georgia Power	142	140
Gulf Power	15	14
Mississippi Power	17	16
Savannah Electric	1	1
Southern Power	23	23

Southern Company	$323	$311

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	As Reported	Pro Forma
	(in millions)	(in millions)
Three Months Ended March 31, 2004
Net income after dividends on preferred stock
Alabama Power	$91	$89
Georgia Power	144	142
Gulf Power	17	17
Mississippi Power	17	17
Savannah Electric	3	3
Southern Power	27	27

Southern Company	$331	$321

(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets.

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/04	Incurred	Settled	Accretion	Revisions	3/31/05
	(in millions)
Alabama Power	$383.6	$—	$—	$6.4	$—	$390.0
Georgia Power	504.5	—	—	8.0	—	512.5
Gulf Power	5.8	—	—	0.1	—	5.9
Mississippi Power	5.5	—	—	0.1	—	5.6
Savannah Electric	3.9	0.5	(0.1)	0.1	—	4.4

Southern Company	$903.3	$0.5	$(0.1)	$14.7	$—	$918.4

(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands)
As reported shares	744,025	736,638
Effect of options	4,647	4,965
Diluted shares	748,672	741,603

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K. At March 31, 2005, the fair value of derivative energy contracts was reflected in the financial statements as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric
	Amounts
	(in millions)
Regulatory liabilities, net	$119.3	$38.2	$37.1	$11.9	$24.1	$8.0
Other comprehensive income (loss)	0.2	—	—	—	(0.9)	—

Total fair value	$119.5	$38.2	$37.1	$11.9	$23.2	$8.0

     For the three months ended March 31, 2005 and 2004, the amounts recognized in income for derivative energy contracts that are not hedges, as well as the amounts expected to be reclassified from other comprehensive income to fuel expense for the twelve month period ending March 31, 2006 were immaterial for each company. Additionally, no material ineffectiveness has been recorded in net income for the three months ended March 31, 2005 and 2004.

     At March 31, 2005, Southern Company had $1.9 billion notional amount of interest rate derivatives outstanding with net fair value gains of $23.8 million as follows:

     Fair Value Hedges

					Fair Value Gain
					(Loss)
	Notional	Fixed Rate	Variable Rate	Maturity	March 31, 2005
	Amount	Received	Paid	Date	(in millions)
Southern Company	$400 million	5.30%	6-month LIBOR	February 2007	$7.4
			(in arrears)
			less 0.103%

Southern Company	$40 million	7.625%	6-month LIBOR	December 2009	$(0.1)
			(in arrears) plus
			2.9225%

     Cash Flow Hedges

			Weighted		Fair Value
			Average		Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Maturity	March 31, 2005
	Amount	Received	Paid	Date	(in millions)
Alabama Power	$536 million	BMA Index	2.007%	January 2007	$8.4
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	$4.2
Georgia Power	$100 million	3-month LIBOR	5.029%	December 2015	$0.5
Georgia Power*	$150 million	3-month LIBOR	4.133 – 6.00%	February 2006	$0.3
Georgia Power**	$400 million	Floating	2.35 – 3.85%	December 2007	$1.9
Savannah Electric	$14 million	BMA Index	2.502%	December 2007	$0.2
Savannah Electric	$30 million	3-month LIBOR	4.686%	May 2016	$1.0

*	Interest rate collar

**	Series of interest rate caps and collars with variable rate based on one-month LIBOR

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the twelve month period ended March 31, 2006, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense.

(in millions)
Alabama Power	$4.4
Georgia Power	(1.4)
Gulf Power	(0.3)
Savannah Electric	—
Southern Power	(11.3)
Southern Company	$(8.6)

(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ending March 31, 2005 and 2004 are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS (in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended March 31, 2005

Service cost	$36	$8	$11	$2	$2	$1
Interest cost	72	19	27	3	3	1
Expected return on plan assets	(116)	(35)	(46)	(5)	(5)	(1)
Recognized net (gain)/loss	3	1	1	—	—	—
Net amortization	5	2	2	—	—	—
Net cost (income)	$—	$(5)	$(5)	$—	$—	$1

Three Months Ended March 31, 2004

Service cost	$32	$8	$10	$1	$2	$1
Interest cost	68	18	26	3	3	1
Expected return on plan assets	(113)	(35)	(45)	(5)	(5)	(1)
Recognized net (gain)/loss	(1)	(1)	(1)	—	—	—
Net amortization	4	1	2	—	—	—
Net cost (income)	$(10)	$(9)	$(8)	$(1)	$—	$1

POSTRETIREMENT PLANS	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
(in millions)	Company	Power	Power	Power	Power	Electric
Three Months Ended March 31, 2005

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	24	7	10	1	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—	—
Net amortization	9	2	5	—	—	—
Net cost (income)	$29	$7	$12	$1	$1	$1

Three Months Ended March 31, 2004

Service cost	$7	$2	$2	$—	$—	$—
Interest cost	24	6	11	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	9	2	5	—	—	—
Net cost (income)	$28	$6	$12	$1	$1	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(H)	Alabama Power fuel costs are recovered under Rate ECR (Energy Cost Recovery), which provides for the addition of a fuel and energy cost factor to base rates. In April 2005, this factor was increased from 1.518 cents per kilowatt-hour to 1.788 cents per kilowatt-hour, which should result in a 4.5% increase in annual retail revenues, or approximately $148 million. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. Alabama Power’s under recovered fuel costs as of March 31, 2005 totaled $96.4 million. See Note 3 to the financial statements of Southern Company and Alabama Power under “Alabama Power Retail Regulatory Matters” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for additional information.

(I)	On February 18, 2005, Georgia Power filed a request with the Georgia PSC for a fuel cost recovery rate increase. The requested increase, representing an annual increase in revenues of approximately 11.8%, will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel costs. The Georgia PSC may require that this existing under recovery be collected over a period greater than twelve months. Georgia Power’s under recovered fuel costs as of March 31, 2005 totaled $455.4 million. Hearings were held in April 2005 and a final decision from the Georgia PSC is expected in May 2005, following which the new rates will become effective June 1, 2005. The final outcome of this matter cannot be determined at this time. For additional information on Georgia Power’s fuel cost recovery, see Note 3 to the financial statements of Southern Company and Georgia Power under “Georgia Power Retail Rate Activity” and “Fuel Cost Recovery,” respectively, in Item 8 of the Form 10-K.

(J)	See Note 3 to the financial statements of Southern Company and Gulf Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for information on a Stipulation and Settlement filed with the Florida PSC to resolve all matters regarding the effects of Hurricane Ivan on Gulf Power’s reserve for property damage. The Florida PSC approved the Stipulation and Settlement as filed in March 2005 and Gulf Power began billing customers accordingly in April 2005.

(K)	On November 30, 2004, Savannah Electric filed a traditional one-year rate case with the Georgia PSC requesting a $23.2 million, or 6.7%, increase in retail revenues, effective January 1, 2005. The requested increase is based on a future test year ending December 31, 2005 and a proposed retail return on common equity of 12.5%. As an alternative, Savannah Electric also included in its request a three-year rate plan that is based on the same test year and proposed retail return on common equity. The increase in retail revenues was requested to cover Savannah Electric’s investment in the Plant McIntosh Combined Cycle Units 10 and 11; increasing operating and maintenance expenses; and continued investment in generation, transmission, and distribution facilities to support growth and ensure reliability. The increase also includes recognition on an annual basis of the $3.8 million of Plant Wansley PPA expenses which were excluded by the Georgia PSC from Savannah Electric’s last rate case and subsequently were subject to deferral through a Georgia PSC accounting order issued in December 2002. The Georgia PSC suspended implementation of the rates until the completion of the hearing process. Hearings were held in March and April 2005 and the Georgia PSC is expected to issue a final order in May 2005, following which the new rates will become effective in June 2005. The final outcome of this matter cannot now be determined.

(L)	See Notes 9 and 10 to the financial statements of Savannah Electric in Item 8 of the Form 10-K for information regarding Savannah Electric’s restatement of its financial statements for the quarter ended March 31, 2004 as the result of errors in the estimate of unbilled revenues for the period. A summary of the effects of those restatement adjustments for the quarter ended March 31, 2004 is as follows (in thousands of dollars):

	March 31, 2004
	As Originally Reported	As Restated

Retail sales revenues	$68,023	$67,509
Total operating revenues	72,835	72,321
Operating income	8,546	8,032
Earnings before income taxes	4,946	4,433
Income taxes	1,798	1,600
Net income	3,148	2,833
Net income after dividends on preferred stock	3,148	2,833
Comprehensive income	3,139	2,824

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(M)	On April 8, 2005, Southern Power and two of its wholly-owned subsidiaries entered into an agreement with Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. to acquire all of the outstanding general and limited partnership interests of Oleander Power Project, L.P. (Oleander), for an aggregate purchase price of approximately $206 million. The purchase price is subject to certain working capital and timing of closing adjustments. Oleander owns a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively. The acquisition is subject to certain regulatory approvals, including the approval of the FERC, as well as review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

(N)	See Note 5 to the financial statements of Southern Company, Alabama Power, and Savannah Electric in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC approved accounting order to restore the natural disaster reserve, Alabama Power recorded a reduction in its income tax expense of approximately $27.7 million for the quarter ended March 31, 2005. In addition, in connection with construction on the Plant McIntosh combined cycle units, Savannah Electric recorded an increase of approximately $1.1 million in AFUDC equity, which is not taxable, for the quarter ended March 31, 2005. The impact of these entries caused a significant reduction in the effective income tax rate for the quarter ended March 31, 2005, for each of Southern Company, Alabama Power, and Savannah Electric. On a annual basis, the effective income tax rate for 2005 is expected to be approximately 27% for Southern Company, 34% for Alabama Power, and 35% for Savannah Electric. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K. For additional information on the Plant McIntosh construction, see Note 3 to the financial statements of Southern Company and Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K.

(O)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the five retail operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services, and natural gas marketing. Southern Power’s revenues from sales to the retail operating companies were $112 million and $87 million for the three months ended March 31, 2005 and 2004, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Retail
	Operating				All	Reconciling
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2005:
Operating revenues	$2,697	$153	$(133)	$2,717	$173	$(26)	$2,864
Segment net income (loss)	266	23	—	289	35	(1)	323
Total assets at March 31, 2005	$33,839	$2,063	$(81)	$35,821	$1,926	$(457)	$37,290

Three Months Ended March 31, 2004:
Operating revenues	$2,542	$176	$(130)	$2,588	$173	$(29)	$2,732
Segment net income (loss)	272	27	—	299	33	(1)	331
Total assets at December 31, 2004	$33,524	$2,067	$(103)	$35,488	$1,996	$(522)	$36,962

Products and Services
	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2005	$2,269	$347	$101	$2,717
Three Months Ended March 31, 2004	2,144	351	93	2,588

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 6.  Exhibits.

(24)	Power of Attorney and Resolutions

Southern Company

	(a) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

	(b) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

	(c) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

	(c) 2 -	Power of Attorney for Cliff S. Thrasher.

Gulf Power

	(d) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

	(e) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Savannah Electric

	(f)1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Item 6. Exhibits.

(24)	Power of Attorney and Resolutions (continued)

Southern Power

	(g) 1 -	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

	(g)2 -	Power of Attorney for Ronnie L. Bates.

	(g)3 -	Power of Attorney for Michael W. Southern.

(31)	Section 302 Certifications

Southern Company

	(a) 1 -	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(a) 2 -	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b) 1 -	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(b) 2 -	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c) 1 -	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(c) 2 -	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d)1 -	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(d)2 -	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

(31)	Section 302 Certifications (continued)

Mississippi Power

	(e) 1 -	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(e) 2 -	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f) 1 -	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(f) 2 -	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g) 1 -	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	(g) 2 -	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

Southern Company

	(a) -	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	(b) -	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

	(c) -	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

	(d) -	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

(32)	Section 906 Certifications (continued)

Mississippi Power

	(e) -	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

	(f) -	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

	(g) -	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Thomas A. Fanning
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

ALABAMA POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ALABAMA POWER COMPANY

By	Charles D. McCrary
President and Chief Executive Officer
(Principal Executive Officer)

By	Art P. Beattie
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

GEORGIA POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GEORGIA POWER COMPANY

By	Michael D. Garrett
President and Chief Executive Officer
(Principal Executive Officer)

By	Cliff S. Thrasher
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

GULF POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY
By	Susan N. Story
President and Chief Executive Officer
(Principal Executive Officer)

By	Ronnie R. Labrato
Vice President, Chief Financial Officer and Comptroller
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

MISSISSIPPI POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Frances V. Turnage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

SAVANNAH ELECTRIC AND POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SAVANNAH ELECTRIC AND POWER COMPANY

By	A. R. James
President and Chief Executive Officer
(Principal Executive Officer)

By	Kirby R. Willis
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005

SOUTHERN POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SOUTHERN POWER COMPANY

By	Ronnie L. Bates
President and Chief Executive Officer
(Principal Executive Officer)

By	Michael W. Southern
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 4, 2005