Form 10-Q
period 2005-06-30
SOUTHERN CO; SOUTHERN POWER CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2005-08-03
CIK 92122, 1160661, 86940, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
(A Georgia Corporation)
600 East Bay Street
Savannah, Georgia 31401
(912) 644-7171

333-98553	Southern Power Company	58-2598670
(A Delaware Corporation)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Registrant	Yes	No
The Southern Company	x
Alabama Power Company		x
Georgia Power Company		x
Gulf Power Company		x
Mississippi Power Company		x
Savannah Electric and Power Company		x
Southern Power Company		x

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2005
The Southern Company	Par Value $5 Per Share	746,811,645
Alabama Power Company	Par Value $40 Per Share	9,250,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

DEFINITIONS

TERM	MEANING

Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company,
Alabama Power, Georgia Power, Gulf Power, Mississippi Power,
Savannah Electric, and Southern Power for the year ended
December 31, 2004
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
PUHCA	Public Utility Holding Company Act of 1935, as amended
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia, and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, and Virginia

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, retail sales growth, storm damage cost recovery, environmental regulations and expenditures, financing activities, completion of construction projects, impacts of adoption of new accounting rules, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant related matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity and gas, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,555,091	$2,477,856	$4,823,900	$4,621,945
Sales for resale	384,909	343,793	731,974	694,530
Other electric revenues	109,347	94,220	210,442	187,791
Other revenues	95,088	93,026	242,579	236,944

Total operating revenues	3,144,435	3,008,895	6,008,895	5,741,210

Operating Expenses:
Fuel	1,012,474	869,978	1,933,858	1,708,750
Purchased power	123,677	218,066	221,893	337,824
Other operations	579,452	569,443	1,105,551	1,083,458
Maintenance	259,975	268,459	554,067	505,956
Depreciation and amortization	287,879	233,449	580,488	474,103
Taxes other than income taxes	162,863	154,583	325,861	313,067

Total operating expenses	2,426,320	2,313,978	4,721,718	4,423,158

Operating Income	718,115	694,917	1,287,177	1,318,052
Other Income and (Expense):
Allowance for equity funds used during construction	14,011	9,467	30,870	17,651
Interest income	6,223	6,455	11,495	14,109
Equity in losses of unconsolidated subsidiaries	(29,574)	(21,253)	(52,678)	(46,569)
Leveraged lease income	18,677	17,005	36,925	32,932
Interest expense, net of amounts capitalized	(154,216)	(138,613)	(293,202)	(269,198)
Interest expense to affiliate trusts	(31,931)	(31,985)	(63,861)	(31,985)
Distributions on mandatorily redeemable preferred securities	—	—	—	(31,168)
Preferred dividends of subsidiaries	(7,402)	(9,539)	(14,804)	(15,011)
Other income (expense), net	(1,895)	(15,302)	(7,631)	(23,464)

Total other income and (expense)	(186,107)	(183,765)	(352,886)	(352,703)

Earnings Before Income Taxes	532,008	511,152	934,291	965,349
Income taxes	145,187	159,020	224,510	282,075

Consolidated Net Income	$386,821	$352,132	$709,781	$683,274

Common Stock Data:
Consolidated basic earnings per share	$0.52	$0.48	$0.95	$0.93
Consolidated diluted earnings per share	$0.52	$0.47	$0.95	$0.92
Average number of basic shares of common stock outstanding (in thousands)	746,823	738,185	745,424	737,412
Average number of diluted shares of common stock outstanding (in thousands)	751,016	742,453	749,360	741,920
Cash dividends paid per share of common stock	$0.3725	$0.350	$0.7300	$0.700
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Consolidated net income	$709,781	$683,274
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	687,205	569,766
Deferred income taxes and investment tax credits	175,751	325,804
Allowance for equity funds used during construction	(30,870)	(17,651)
Equity in losses of unconsolidated subsidiaries	52,678	46,569
Leveraged lease income	(36,925)	(32,932)
Pension, postretirement, and other employee benefits	25,860	8,794
Tax benefit of stock options	36,963	15,110
Hedge settlements	(19,860)	5,548
Natural disaster reserve accounting order	45,000	—
Other, net	(48,388)	(53,537)
Changes in certain current assets and liabilities —
Receivables, net	(361,124)	(282,363)
Fossil fuel stock	(112,968)	(7,501)
Materials and supplies	(21,615)	(9,699)
Other current assets	43,757	(5,916)
Accounts payable	(109,448)	(24,771)
Accrued taxes	(80,978)	(138,495)
Accrued compensation	(210,061)	(199,683)
Other current liabilities	47,384	19,158
Net cash provided from operating activities	792,142	901,475
Investing Activities:
Gross property additions	(1,183,777)	(1,039,120)
Investment in unconsolidated subsidiaries	(51,870)	(49,276)
Cost of removal net of salvage	(41,485)	(42,078)
Construction receivables/payables, net	(59,860)	(20,768)
Other	44,808	(12,566)
Net cash used for investing activities	(1,292,184)	(1,163,808)
Financing Activities:
Increase in notes payable, net	510,947	170,439
Proceeds —
Long-term debt	870,695	840,122
Mandatorily redeemable preferred securities	—	200,000
Preferred stock	—	175,000
Common stock	148,609	62,059
Redemptions —
Long-term debt	(436,474)	(493,836)
Mandatorily redeemable preferred securities	—	(240,000)
Preferred stock	—	(28,388)
Common stock repurchased	(62,321)	—
Special deposits — redemption funds	(102,481)	—
Payment of common stock dividends	(543,637)	(515,824)
Other	(21,737)	(27,348)
Net cash provided from financing activities	363,601	142,224
Net Change in Cash and Cash Equivalents	(136,441)	(120,109)
Cash and Cash Equivalents at Beginning of Period	373,199	311,274
Cash and Cash Equivalents at End of Period	$236,758	$191,165
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12,589 and $22,613 capitalized for 2005 and 2004, respectively)	$312,975	$277,681
Income taxes (net of refunds)	$45,896	$30,810
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$236,758	$373,199
Receivables —
Customer accounts receivable	827,910	755,436
Unbilled revenues	357,901	304,479
Under recovered regulatory clause revenues	372,617	530,898
Special deposits — redemption funds	100,005	5
Other accounts and notes receivable	306,626	310,966
Accumulated provision for uncollectible accounts	(37,316)	(46,100)
Fossil fuel stock, at average cost	438,338	325,370
Vacation pay	105,292	105,437
Materials and supplies, at average cost	623,434	601,820
Prepaid expenses	140,770	126,059
Other	113,662	83,665

Total current assets	3,585,997	3,471,234

Property, Plant, and Equipment:
In service	42,905,926	41,437,517
Less accumulated depreciation	15,289,111	14,950,939

	27,616,815	26,486,578
Nuclear fuel, at amortized cost	212,535	218,133
Construction work in progress	1,065,888	1,656,772

Total property, plant, and equipment	28,895,238	28,361,483

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	920,020	904,828
Leveraged leases	1,041,834	976,000
Other	359,765	380,904

Total other property and investments	2,321,619	2,261,732

Deferred Charges and Other Assets:
Deferred charges related to income taxes	877,424	864,477
Prepaid pension costs	1,004,737	985,633
Unamortized debt issuance expense	164,459	153,351
Unamortized loss on reacquired debt	316,101	323,394
Deferred under recovered regulatory clause revenues	362,692	—
Other regulatory assets	199,314	246,644
Other	342,561	294,138

Total deferred charges and other assets	3,267,288	2,867,637

Total Assets	$38,070,142	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders' Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$1,168,641	$983,282
Notes payable	937,341	426,394
Accounts payable	719,928	884,240
Customer deposits	209,858	200,454
Accrued taxes —
Income taxes	113,103	47,237
Other	255,224	243,200
Accrued interest	189,946	179,301
Accrued vacation pay	137,186	137,452
Accrued compensation	221,863	431,023
Other	337,844	278,477

Total current liabilities	4,290,934	3,811,060

Long-term Debt	10,727,802	10,488,076

Long-term Debt Payable to Affiliated Trusts	1,960,644	1,960,644

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,331,754	5,237,162
Deferred credits related to income taxes	327,646	372,528
Accumulated deferred investment tax credits	539,266	552,108
Employee benefit obligations	908,060	864,216
Asset retirement obligations	932,397	903,385
Other cost of removal obligations	1,317,722	1,295,871
Miscellaneous regulatory liabilities	331,926	327,710
Other	292,111	311,167

Total deferred credits and other liabilities	9,980,882	9,864,147

Total Liabilities	26,960,262	26,123,927

Preferred Stock of Subsidiaries	560,442	560,472

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — June 30, 2005: 748,895,394 Shares;
— December 31, 2004: 741,734,998 Shares
Treasury — June 30, 2005: 2,083,749 Shares;
— December 31, 2004: 240,425 Shares
Par value	3,744,477	3,708,675
Paid-in capital	1,018,964	868,747
Treasury, at cost	(68,691)	(5,557)
Retained earnings	6,004,775	5,838,986
Accumulated other comprehensive loss	(150,087)	(133,164)

Total Common Stockholders’ Equity	10,549,438	10,277,687

Total Liabilities and Stockholders’ Equity	$38,070,142	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Consolidated Net Income	$386,821	$352,132	$709,781	$683,274
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(346), $(754), $(2,075) and $3,307, respectively	(598)	(1,721)	(3,924)	5,902
Changes in fair value of qualifying hedges, net of tax of $(12,769), $15,514, $(10,744) and $7,803, respectively	(20,515)	25,274	(17,352)	12,570
Reclassification adjustment for amounts included in net income, net of tax of $988, $2,214, $2,998 and $4,385, respectively	1,202	3,570	4,353	7,060

COMPREHENSIVE INCOME	$366,910	$379,255	$692,858	$708,806

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies — Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric — and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services, and natural gas marketing. For additional information on these businesses, see BUSINESS — The SOUTHERN System — “Retail Operating Companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K. Also see Note (P) to the Condensed Financial Statements herein for information on a letter of intent signed in July 2005 to sell the assets of Southern Company GAS, the natural gas marketing business.
     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, return on equity, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Company’s second quarter and year-to-date 2005 earnings were $387 million ($0.52 per share) and $710 million ($0.95 per share) compared with $352 million ($0.48 per share) and $683 million ($0.93 per share), respectively, for the corresponding periods in 2004. Increases in earnings in the second quarter and year-to-date 2005 primarily resulted from sustained economic strength and customer growth in the Southern Company service area, as well as a base rate increase at Georgia Power. These increases were partially offset by mild weather, the expiration of certain provisions of Georgia Power’s three-year retail rate plan ending December 31, 2004 (2001 Retail Rate Plan), and higher maintenance costs as compared to the corresponding periods in 2004.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$77,235	3.1	$201,955	4.4
Sales for resale	41,116	12.0	37,444	5.4
Other electric revenues	15,127	16.1	22,651	12.1
Fuel expense	142,496	16.4	225,108	13.2
Purchased power expense	(94,389)	(43.3)	(115,931)	(34.3)
Maintenance expense	(8,484)	(3.2)	48,111	9.5
Depreciation and amortization expense	54,430	23.3	106,385	22.4
Allowance for equity funds used during construction	4,544	48.0	13,219	74.9
Interest expense, net of amounts capitalized	15,603	11.3	24,004	8.9
Other income (expense), net	13,407	87.6	15,833	67.5
Income taxes	(13,833)	(8.7)	(57,565)	(20.4)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 3.1% and 4.4% increases in retail revenues in the second quarter and year-to-date 2005 when compared to the prior year. Changes in revenue related to cost recovery mechanisms such as fuel and environmental have no effect on net income. In the second quarter and year-to-date 2005, retail kilowatt-hour energy sales decreased by 1.8% and 1.3%, respectively, from the same periods a year ago, primarily due to milder weather. The decrease was partially offset by continued customer and demand growth due to sustained economic growth in the Southeast. The number of retail customers increased by 1.5% and weather-adjusted average consumption by retail customers increased by 0.5% and 0.7%, respectively, in the second quarter and year-to-date 2005 when compared with the second quarter and year-to-date 2004.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005
	(in millions)	% change	(in millions)	% change
Retail — prior year	$2,478		$4,622
Change in —
Base rates	53	2.1	101	2.2
Sales growth	28	1.1	64	1.4
Weather	(47)	(1.9)	(73)	(1.6)
Fuel cost recovery	31	1.3	95	2.1
Other cost recovery	12	0.5	15	0.3

Retail — current year	$2,555	3.1%	$4,824	4.4%

     Sales for resale. In the second quarter and year-to-date 2005, sales for resale increased $41.1 million, or 12.0%, and $37.4 million, or 5.4%, respectively, over the same periods in 2004. The increases reflect a rise in fuel revenues due to the higher cost of fuel and new wholesale contracts between Georgia Power and 30 electric membership cooperatives (EMCs) and Flint EMC, both beginning in January 2005. In addition, Southern Power entered into new wholesale contracts with Flint EMC in January 2005 and added additional wholesale revenues through its acquisition of Oleander Power Project, L.P. (Oleander) and assumption of associated PPAs in June 2005. See FUTURE EARNINGS POTENTIAL — “Other Matters” herein for additional information on the Oleander acquisition.
     Other electric revenues. In the second quarter and year-to-date 2005, when compared to the same periods in 2004, other electric revenues increased $15.1 million, or 16.1%, and $22.7 million, or 12.1%, respectively. These increases were primarily due to higher transmission revenues of $6.1 million and $8.5 million, and increased outdoor lighting revenues of $1.7 million and $3.2 million in the second quarter and year-to-date 2005, respectively, as compared to the same periods in 2004. In addition, customer fees increased $1.3 million and $2.4 million in the second quarter and year-to-date 2005, respectively, over the corresponding periods in 2004. Other electric revenues also increased by $1.5 million in the second quarter and year-to-date 2005 when compared to the same periods in 2004 as the result of an Alabama Power customer’s early termination of a contract.
     Fuel expense. Fuel expense was higher in the second quarter and year-to-date 2005 due to increases of 19.0% and 15.0%, respectively, in the average unit cost of fuel per net kilowatt-hour generated when compared to the same periods in the prior year. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties, and do not significantly affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Purchased power expense. The 43.3% and 34.3% decreases in purchased power expense in the second quarter and year-to-date 2005, respectively, compared with the same periods in the prior year are primarily a result of lower kilowatt-hour purchases resulting from milder weather reducing demand and a decrease in the cost of purchased power per kilowatt-hour. Since these expenses are offset by energy revenues, they generally do not have a significant impact on earnings.
     Maintenance expense. The $48.1 million increase in maintenance expense year-to-date 2005 is mainly attributable to $45 million of expenses recorded by Alabama Power in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Gulf Power and Alabama Power Storm Damage Recovery” in Item 8 of the Form 10-K and “Income taxes” below for additional information.
     Depreciation and amortization expense. The $54.4 million and $106.4 million increases in depreciation and amortization in the second quarter and year-to-date 2005, respectively, when compared to the prior year are due to the expiration in 2004 of certain provisions in Georgia Power’s 2001 Retail Rate Plan. In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability equally as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million and $94 million during the second quarter and year-to-date 2004, respectively. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K for additional information.
     Allowance for equity funds used during construction. The $13.2 million increase in AFUDC equity year-to-date 2005 compared to the same period in the prior year relates primarily to construction of the McIntosh combined cycle units 10 and 11 by Georgia Power and Savannah Electric. See Note 3 to the financial statements of Southern Company under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information. AFUDC equity is non-taxable. See Note (H) to the Condensed Financial Statements herein for information on the impact on Southern Company’s 2005 annual effective tax rate.
     Interest expense, net of amounts capitalized. The $15.6 million and $24.0 million increases in interest expense, net of amounts capitalized, in the second quarter and year-to-date 2005, respectively, when compared to the same periods in 2004 are mainly attributed to an increase in the amount of senior notes outstanding and lower amounts of interest capitalized as projects have reached completion, partially offset by refinancing with lower interest-rate long-term debt. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
     Other income (expense), net. The increases in other income (expense), net, of $13.4 million and $15.8 million in the second quarter and year-to-date 2005, respectively, when compared to the same periods in the prior year, are a result of $5.5 million and $6.2 million increases in flat bill revenues for the second quarter and year-to-date 2005, respectively, and a $4.9 million increase for the second quarter and year-to-date 2005, related to the timing of the employee stock ownership plan contribution when compared to the prior year periods.
     Income taxes. The $13.8 million decrease in income taxes in the second quarter 2005 compared to the prior year is primarily due to a $8.8 million increase in tax benefits received related to higher production at synfuel production facilities. The $57.6 million decrease in year-to-date 2005 income taxes over the prior year is primarily the result of the impact of the Alabama PSC accounting order discussed under “Maintenance expense” above and, along with other items, is expected to result in an annual effective income tax rate of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately 27% for Southern Company in 2005. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K.
New Source Review Actions
On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the other claims, stayed the entire case, and referred the parties to mediation to be completed by September 9, 2005. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. The Georgia Power and Savannah Electric case, which is pending in federal district court in Georgia, remains administratively closed. The ultimate outcome of these matters cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “New Source Review Actions” for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plant Wansley Environmental Litigation
In March 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument on that appeal has not been scheduled. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Plant Wansley Environmental Litigation” for additional information.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including each of the states within Southern Company’s service area, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Southern Company facilities or through the purchase of allowances. The impact of this final rule on Southern Company will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Southern Company will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Southern Company will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.
     On June 14 and 15, 2005, the EPA published final rules approving the redesignation of the Atlanta metro area to “attainment” under the one-hour ground-level ozone standard.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and State PSC Matters — Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. The retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Southern Company’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. See Note 3 to the financial statements of Southern Company under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Generation Interconnection Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and State PSC Matters — Generation Interconnection Agreements” of Southern Company in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to three previously executed interconnection agreements with subsidiaries of Southern Company, have filed complaints at the FERC requesting that the FERC modify the agreements and that Southern Company refund a total of $19 million previously paid for interconnection facilities, with interest. Southern Company has also received similar requests from other entities totaling approximately $14 million. Southern Company has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Southern Company and the final results of these matters cannot be determined at this time.
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
     Alabama Power fuel costs are recovered under Rate ECR (Energy Cost Recovery), which provides for the addition of a fuel and energy cost factor to base rates. Alabama Power’s under-recovered fuel costs as of June 30, 2005 totaled $127.4 million as compared to $101.6 million at December 31, 2004. Alabama Power increased its fuel billing factor in April 2005. Alabama Power will continue to monitor the under-recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.
     On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under-recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an average annual increase in revenues of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under-recovered regulatory clause revenues was reclassified from current to long-term on the balance sheet. At June 30, 2005, Georgia Power’s under-recovered fuel costs totaled $516 million, of which $363 million is classified as long-term. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
Storm Damage Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and State PSC Matters - Storm Damage Cost Recovery” of Southern Company in Item 7 and Notes 1 and 3 to the financial statements of Southern Company under “Storm Damage Reserves” and “Gulf Power and Alabama Power Storm Damage Recovery,” respectively, in Item 8 of the Form 10-K. Each retail operating company maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property.

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
     On July 10, 2005, Hurricane Dennis hit Gulf Power’s service territory. Approximately 242,000, or 60%, of Gulf Power’s customers were without electrical service immediately after the hurricane struck. More than 98% of those without power had service restored in six days. Based on current projections, retail sales revenues lost as a result of power outages from Hurricane Dennis are not expected to have a material impact on the net income of Gulf Power. Gulf Power maintains an accumulated provision for property damage to cover the cost of damages from major storms and other uninsured damages to its property. Due to the damages incurred in 2004 related to Hurricane Ivan (Ivan), the accumulated reserve had a deficit balance of $42 million at June 30, 2005, including the Ivan deficit. The Ivan deficit at June 30, 2005 was $44.4 million, which is currently being recovered from retail customers through a surcharge on the customer’s bill over a two-year recovery period. The current preliminary estimate of Hurricane Dennis restoration costs are approximately $60 million. The established policy of the Florida PSC, as recently reaffirmed by its decisions following the 2004 hurricane experience of Florida’s investor owned electric utilities, provides for recovery of these costs through the mechanism of the property insurance reserve and, where necessary, through a special recovery surcharge. In 2005, the Florida legislature authorized securitized financing as an additional mechanism available to the Florida PSC and electric utilities in Florida for addressing the extraordinary costs associated with hurricanes. Based upon the additional costs related to Hurricane Dennis, this option, along with other alternatives, is being evaluated to allow a more rapid recovery of these costs. See Note (K) to the Condensed Financial Statements herein for additional information.
     Hurricane Dennis also impacted the Gulf Coast of Alabama and continued north through the state of Alabama, causing significant damage in parts of the service territory of Alabama Power. Approximately 241,000 of Alabama Power’s 1,390,000 customer accounts were without electrical service immediately after the hurricane. The total operation and maintenance costs associated with repairing the damage to facilities and restoring service to customers are preliminarily estimated to be approximately $30 million. The June 30, 2005 balance of $4.2 million in the natural disaster reserve is not sufficient to cover these costs. Alabama Power has requested clarification from the Alabama PSC concerning an October 2004 order that allows the natural disaster reserve to carry a negative balance and to defer such costs for recovery in future periods to be determined by the Alabama PSC. If this request is not approved, Alabama Power would be required to expense the costs in excess of the reserve balance in the third quarter of 2005. See Note (I) to the Condensed Financial Statements herein for additional information.
Mirant Related Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Other Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Mirant Related Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Mirant Related Matters.” In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2004, Mirant’s bankruptcy counsel notified Southern Company that it was investigating, on behalf of a committee of independent Mirant directors, potential claims against Southern Company.
     In June 2005, Mirant, as a debtor in possession, and The Official Committee of Unsecured Creditors of Mirant Corporation filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas and filed an amended complaint on July 6, 2005. The complaint alleges that Southern

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company in 1999 and 2000 with actual intent to hinder, delay or defraud creditors or, alternatively, when Southern Company knew or should have known that Mirant was allegedly insolvent, undercapitalized or unable to pay its debts. The alleged fraudulent transfers and/or illegal dividends include: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company which owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer Mirant asserts is valued at $247.9 million. The complaint also seeks to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of liability and that Southern Company caused Mirant to breach its fiduciary duty of loyalty to its creditors. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys fees, and costs. Finally, Mirant objects to Southern Company’s claims against Mirant in the Bankruptcy Court (which, in the aggregate, currently total approximately $70 million) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company believes there is no meritorious basis for Mirant’s claims and intends to vigorously defend itself in this action.
     On July 13, 2005, The Official Committee of Unsecured Creditors of Mirant Corporation, on behalf of Mirant, as a debtor in possession, and its creditors, filed a complaint in the Bankruptcy Court against certain former officers and directors of Mirant and/or Southern Company. The complaint alleges that the defendants breached their fiduciary duties of loyalty and care owed to Mirant and its creditors by allowing Mirant to overpay for certain acquisitions of utility assets in 1997, 1998, and 1999, and by authorizing or participating in certain transfers from Mirant to Southern Company in 1999 and 2000 as described above when Mirant was allegedly insolvent, undercapitalized, or unable to pay its debts. Specifically, the complaint alleges that the defendants lacked independence in judgment and failed to act in the best interest of Mirant and its creditors when they authorized or participated in these acquisitions and transfers. The complaint seeks to recover damages in excess of $1.9 billion for such transfers. Under certain circumstances, Southern Company may be obligated under its Bylaws to indemnify the individuals named as defendants in the complaint.
     The ultimate outcome of these matters cannot be determined at this time.
     Southern Company has various other contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return. The ultimate outcome of such contingent liabilities cannot now be determined.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Income Tax Matters” for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. The ultimate outcome of these matters cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Synthetic Fuel Tax Credits
As discussed in Note 3 to the financial statements of Southern Company under “Income Tax Matters — Synthetic Fuel Tax Credits” in Item 8 of the Form 10-K, Southern Company has investments in two entities that produce synthetic fuel and receive tax credits under Section 29 of the IRC. In accordance with Section 29 of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, will continue to monitor oil prices. Any indicated potential limitation on these credits could affect either the timing or the amount of the credit recognition and could also require an impairment analysis of these investments by Southern Company. In April 2005, Southern Company entered into a derivative transaction designed to reduce its exposure to the potential phase-out of these credits in 2005. The purchased option, which had an initial fair value of approximately $7 million, is being marked to market over the remainder of the year through other income (expense), net. See Note (F) to the Condensed Financial Statements herein for additional information.
Other Matters
On June 7, 2005, Southern Power, through certain of its wholly-owned subsidiaries, acquired all of the outstanding general and limited partnership interests of Oleander from Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. Southern Power’s acquisition of the general and limited partnership interests in Oleander was pursuant to a Purchase and Sale Agreement dated April 8, 2005, for an aggregate purchase price of approximately $206 million, plus approximately $12 million of working capital and other adjustments. The purchase was for a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively.
     In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Southern Company is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies,

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Southern Company, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Southern Company’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Southern Company under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition continued to be strong at June 30, 2005. Net cash flow from operating activities totaled $792 million for first six months of 2005, compared to $901 million for the corresponding period in 2004. The $109 million decrease in 2005 resulted primarily from higher fuel costs at the retail operating companies. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Gross property additions to utility plant were $1.2 billion in the first six months of 2005. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.
     Significant balance sheet changes include a $240 million increase in long-term debt for the first half of 2005 due to the replacement of short-term financing with long-term debt, consistent with Southern Company’s finance policy, and an increase of $534 million in property, plant, and equipment.
     The market price of Southern Company’s common stock at June 30, 2005 was $34.67 per share and the book value was $14.13 per share, representing a market-to-book ratio of 245%, compared to $33.52, $13.86, and 242%, respectively, at the end of 2004. The dividend for the second quarter 2005 was $0.3725 per share compared to $0.35 per share in the second quarter 2004.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY —“Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $1.2 billion will be required by June 30, 2006 for redemptions and maturities of long-term debt.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, and term loan and short-term borrowings. However, the amount, type, and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
     To meet short term cash needs and contingencies, the Southern Company system had at June 30, 2005 approximately $237 million of cash and cash equivalents and approximately $3.1 billion of unused credit arrangements with banks, of which $238 million expire in 2005 and $2.8 billion expire in 2006 and beyond. Of the facilities maturing in 2005 and 2006, $168 million contain provisions allowing two-year term loans executable at the expiration date and $275 million contain provisions allowing one-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At June 30, 2005, the Southern Company system had outstanding commercial paper of $893.1 million and extendible commercial notes of $24.3 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Southern Company in Item 7 and Note 7 to the financial statements of Southern Company under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2005, the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $51.8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $353.8 million. In addition, through the acquisition of Oleander, Southern Power assumed a PPA with Seminole Electric Cooperative, Inc. that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. The amount of this collateral cannot be determined at this time. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Southern Company is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At June 30, 2005, Southern Company and its subsidiaries had no material exposure under these contracts.
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
     The fair value of derivative energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in millions)
Contracts beginning of period	$119.5	$10.5
Contracts realized or settled	(45.1)	(35.1)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(10.4)	88.6

Contracts at June 30, 2005	$64.0	$64.0

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of June 30, 2005
		Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1—3 Years
		(in millions)
Actively quoted	$64.9	$40.1	$24.8
External sources	(0.9)	(0.9)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$64.0	$39.2	$24.8

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first six months of 2005, Southern Company and its subsidiaries issued $655 million of senior notes and $149 million of common stock through employee and director stock plans and incurred obligations in connection with the issuance of $185 million of pollution control revenue bonds. The proceeds were primarily used to refund senior notes, obligations incurred in connection with pollution control revenue bonds, and other long-term debt and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first six months of 2005.
     In June 2005, Southern Company started repurchasing shares of stock to offset issuances under the Southern Company’s stock compensation plans. The total number of shares repurchased during the first six months of 2005 was 1.8 million at a cost of $62.3 million.
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

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of each registrant under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this quarterly report, Southern Company, the retail operating companies, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
     There have been no changes in Southern Company’s, the retail operating companies’, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2005 that have materially affected or are reasonably likely to materially affect Southern Company’s, the retail operating companies’, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$863,155	$847,148	$1,572,241	$1,591,781
Sales for resale —
Non-affiliates	130,598	120,491	245,012	232,436
Affiliates	47,934	53,945	155,220	119,733
Other revenues	44,152	37,233	83,102	74,561
Total operating revenues	1,085,839	1,058,817	2,055,575	2,018,511
Operating Expenses:
Fuel	323,328	277,110	623,148	549,089
Purchased power —
Non-affiliates	34,316	65,508	58,182	94,150
Affiliates	61,487	60,400	109,785	120,332
Other operations	168,987	160,889	315,277	307,275
Maintenance	80,858	90,718	204,412	171,105
Depreciation and amortization	101,019	106,146	209,510	211,499
Taxes other than income taxes	62,985	59,328	125,534	123,775
Total operating expenses	832,980	820,099	1,645,848	1,577,225
Operating Income	252,859	238,718	409,727	441,286
Other Income and (Expense):
Allowance for equity funds used during construction	4,785	3,914	10,439	8,024
Interest income	4,001	3,890	7,569	8,329
Interest expense, net of amounts capitalized	(50,415)	(52,367)	(96,722)	(102,446)
Interest expense to affiliate trusts	(4,060)	(4,181)	(8,119)	(4,181)
Distributions on mandatorily redeemable preferred securities	—	—	—	(3,938)
Other income (expense), net	(1,032)	(6,415)	(3,837)	(10,753)
Total other income and (expense)	(46,721)	(55,159)	(90,670)	(104,965)
Earnings Before Income Taxes	206,138	183,559	319,057	336,321
Income taxes	78,573	72,567	92,018	129,835
Net Income	127,565	110,992	227,039	206,486
Dividends on Preferred Stock	6,072	6,705	12,144	11,452
Net Income After Dividends on Preferred Stock	$121,493	$104,287	$214,895	$195,034
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$121,493	$104,287	$214,895	$195,034
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $285 and $285, respectively	—	470	—	470
Changes in fair value of qualifying hedges, net of tax of $(4,490), $11,847, $(5,203) and $5,685, respectively	(7,386)	19,486	(8,558)	9,350
Reclassification adjustment for amounts included in net income, net of tax of $(347), $718, $(281) and $1,572, respectively	(569)	1,180	(461)	2,585

COMPREHENSIVE INCOME	$113,538	$125,423	$205,876	$207,439

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$227,039	$206,486
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	247,403	239,039
Deferred income taxes and investment tax credits, net	17,335	85,355
Deferred revenues	(6,689)	(5,552)
Allowance for equity funds used during construction	(10,439)	(8,024)
Pension, postretirement, and other employee benefits	(1,769)	(19,862)
Tax benefit of stock options	13,373	5,419
Hedge settlements	(21,445)	5,548
Natural disaster reserve accounting order	45,000	—
Other, net	(22,001)	(28,587)
Changes in certain current assets and liabilities —
Receivables, net	(58,981)	(105,447)
Fossil fuel stock	(59,524)	(1,631)
Materials and supplies	(8,228)	(3,800)
Other current assets	7,598	11,088
Accounts payable	(73,305)	(105,485)
Accrued taxes	(11,344)	33,647
Accrued compensation	(29,589)	(32,216)
Other current liabilities	26,527	15,875

Net cash provided from operating activities	280,961	291,853

Investing Activities:
Gross property additions	(379,655)	(376,205)
Cost of removal net of salvage	(25,453)	(18,743)
Other	9,041	14,567

Net cash used for investing activities	(396,067)	(380,381)

Financing Activities:
Increase in notes payable, net	—	45,978
Proceeds —
Senior notes	250,000	350,000
Preferred stock	—	100,000
Common stock	40,000	20,000
Redemptions —
Senior notes	—	(200,000)
Other long-term debt	(4)	(1,443)
Payment of preferred stock dividends	(10,815)	(9,274)
Payment of common stock dividends	(204,950)	(218,650)
Other	(2,438)	(13,035)

Net cash provided from financing activities	71,793	73,576

Net Change in Cash and Cash Equivalents	(43,313)	(14,952)
Cash and Cash Equivalents at Beginning of Period	84,461	42,752

Cash and Cash Equivalents at End of Period	$41,148	$27,800

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4,133 and $3,343 capitalized for 2005 and 2004, respectively)	$81,932	$81,471
Income taxes (net of refunds)	$84,604	$9,554
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$41,148	$84,461
Receivables —
Customer accounts receivable	267,864	235,221
Unbilled revenues	109,008	96,486
Under recovered regulatory clause revenues	134,705	119,773
Other accounts and notes receivable	45,479	52,145
Affiliated companies	49,064	61,149
Accumulated provision for uncollectible accounts	(6,975)	(5,404)
Fossil fuel stock, at average cost	117,312	57,787
Vacation pay	36,494	36,494
Materials and supplies, at average cost	246,147	237,919
Prepaid expenses	56,400	61,897
Other	25,424	16,283

Total current assets	1,122,070	1,054,211

Property, Plant, and Equipment:
In service	15,054,722	14,636,168
Less accumulated provision for depreciation	5,218,991	5,097,930

	9,835,731	9,538,238
Nuclear fuel, at amortized cost	82,968	93,388
Construction work in progress	347,683	470,844

Total property, plant, and equipment	10,266,382	10,102,470

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	45,278	45,455
Nuclear decommissioning trusts, at fair value	453,365	445,634
Other	35,451	36,192

Total other property and investments	534,094	527,281

Deferred Charges and Other Assets:
Deferred charges related to income taxes	329,514	316,528
Prepaid pension costs	501,005	489,193
Unamortized debt issuance expense	28,797	28,392
Unamortized loss on reacquired debt	105,300	109,403
Other regulatory assets	9,045	47,811
Other	112,402	108,170

Total deferred charges and other assets	1,086,063	1,099,497

Total Assets	$13,008,609	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$421,505	$225,005
Accounts payable —
Affiliated	122,269	141,096
Other	123,095	198,834
Customer deposits	52,671	49,598
Accrued taxes —
Income taxes	39,313	28,498
Other	72,876	29,688
Accrued interest	46,744	40,029
Accrued vacation pay	36,494	36,494
Accrued compensation	47,269	76,858
Other	63,254	34,290

Total current liabilities	1,025,490	860,390

Long-term Debt	3,909,298	3,855,257

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,881,285	1,885,120
Deferred credits related to income taxes	111,720	148,395
Accumulated deferred investment tax credits	200,604	205,353
Employee benefit obligations	204,881	194,837
Deferred capacity revenues	18,367	25,056
Asset retirement obligations	396,172	383,621
Asset retirement obligation regulatory liability	152,915	159,230
Other cost of removal obligations	602,752	597,147
Miscellaneous regulatory liabilities	50,032	47,535
Other	16,166	36,988

Total deferred credits and other liabilities	3,634,894	3,683,282

Total Liabilities	8,878,961	8,708,208

Preferred Stock	465,046	465,047

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 15,000,000 shares
Outstanding - 9,250,000 shares	370,000	330,000
Paid-in capital	1,968,556	1,955,183
Retained earnings	1,351,093	1,341,049
Accumulated other comprehensive loss	(25,047)	(16,028)

Total common stockholder’s equity	3,664,602	3,610,204

Total Liabilities and Stockholder’s Equity	$13,008,609	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
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
     Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Alabama Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2005 was $121.5 million and $214.9 million, respectively, compared to $104.3 million and $195.0 million, respectively, for the corresponding periods of 2004. Earnings in the second quarter 2005 increased by $17.2 million, or 16.5%, and earnings year-to-date 2005 increased by $19.9 million, or 10.2%, respectively. Though these amounts were partially offset by mild weather, these increases were primarily due to the continued strength of industrial revenues, additional transmission revenues, and a 1% increase in retail rates that took effect January 1, 2005 under Alabama Power’s new environmental rate order approved by the Alabama PSC. Additionally, Alabama Power experienced lower maintenance costs (exclusive of storm provision made in the first quarter 2005; see “Maintenance expense” below) and ceased its nuclear decommissioning expense accrual in accordance with an Alabama PSC order in June 2005. See “Nuclear Relicensing” herein and Note 3 to the financials statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on nuclear decommissioning expense and Alabama Power’s rates, respectively.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$16,007	1.9	$(19,540)	(1.2)
Sales for resale-non-affiliates	10,107	8.4	12,576	5.4
Sales for resale-affiliates	(6,011)	(11.1)	35,487	29.6
Other revenues	6,919	18.6	8,541	11.5
Fuel expense	46,218	16.7	74,059	13.5
Purchased power -non-affiliates	(31,192)	(47.6)	(35,968)	(38.2)
Purchased power -affiliates	1,087	1.8	(10,547)	(8.8)
Maintenance expense	(9,860)	(10.9)	33,307	19.5
Income taxes	6,006	8.3	(37,817)	(29.1)
     Retail revenues. The chart below reflects the primary drivers of the 1.9% increase in retail revenues in the second quarter 2005 compared to the same period in the prior year and the 1.2% decrease in retail revenues year-to-date compared to the corresponding period in 2004. Energy cost recovery revenues and revenues associated with the recovery of costs associated with PPAs certificated by the Alabama PSC (Rate CNP-PPA) generally do not affect net income. Excluding these revenues, retail revenues increased by $7.5 million, or 1.3%, for the second quarter 2005 and $5.9 million, or 0.5%, year-to-date 2005 when compared to the corresponding periods in 2004 due to the retail rate increase implemented in January 2005 to recover environmental costs. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. Kilowatt-hour energy sales to residential and commercial customers decreased 4.3% and 0.5%, respectively, for the second quarter 2005 and decreased 4.0% and 1.0%, respectively, year-to-date 2005 when compared to the corresponding periods of 2004 primarily due to less favorable weather conditions in 2005. Kilowatt-hour energy sales to industrial customers increased 2.0% for the second quarter 2005 and increased 2.6% year-to-date 2005 when compared to the corresponding periods of 2004 primarily from increased sales demand in the pulp and paper, chemical, and automotive sectors.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005
	(in millions)	% change	(in millions)	% change
Retail – prior year	$847		$1,592
Change in —
Base rates	11	1.3	15	0.9
Sales growth	13	1.5	20	1.3
Weather	(17)	(2.0)	(29)	(1.8)
Energy cost recovery	7	0.8	(28)	(1.8)
Rate CNP-PPA cost recovery	2	0.3	2	0.2

Retail – current year	$863	1.9%	$1,572	(1.2)%

     Sales for resale – non-affiliates. Energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation,

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the second quarter 2005, sales for resale to non-affiliates increased when compared to the same period in 2004 primarily due to a 7.7% increase in price while kilowatt-hour sales to non-affiliates remained relatively flat. Year-to-date 2005, sales for resale to non-affiliates increased $12.6 million primarily due to a 3.5% increase in kilowatt-hour sales while price remained relatively flat. These transactions did not have a significant impact on earnings since energy is usually sold at variable cost.
     Sales for resale – affiliates. Energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. In the second quarter 2005, sales for resale to affiliates decreased $6 million when compared to the same period in 2004 primarily due to a 16.1% decrease in kilowatt-hour sales to affiliates, primarily as a result of milder weather conditions in the Southern Company service territory. Year-to-date 2005, sales for resale to affiliates increased $35.5 million due to a 6.3% increase in kilowatt-hour sales to affiliates from Alabama Power’s more economical available capacity and price increases related to the recovery of increased fuel-related expenses. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.
     Other revenues. The increases in other revenues for the second quarter and year-to-date 2005 when compared to the same periods in 2004 are attributed to a $4.3 million increase in transmission revenues, a $1.3 million increase in rent from electric property, and a $1.5 million increase in miscellaneous electric revenues due to a customer’s early termination of an electric service contract.
     Fuel expense. Fuel expense was higher in the second quarter 2005 when compared to the corresponding period in 2004 due to a 23.6% increase in the average cost of coal and a 12.1% increase in natural gas prices. The year-to-date 2005 increase in fuel expense when compared to the same period in 2004 is mainly due to an 18.6% increase in the average cost of coal and a 5.7% increase in generation from coal-fired facilities. The increase in generation from coal-fired facilities for year-to-date 2005 is mainly due to a 20.3% decrease in generation from Alabama Power’s gas-fired generating facilities because of a 19.4% increase in gas prices. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.
     Purchased power – non-affiliates. Purchased power from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system generated energy, demand for energy within the service territory, and availability of Southern Company system generation. In the second quarter 2005, purchased power from non-affiliates decreased when compared to the same period in 2004 primarily due to a 44.4% decrease in the amount of energy purchased resulting from a 4% increase in self-generation and a 5.9% decrease in the average price of non-affiliate purchased power. Year-to-date 2005, purchased power from non-affiliates decreased $36.0 million when compared to the same period in 2004 mainly due to a 31.1% decrease in energy purchased as a result of a 6% increase in self-generation. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Purchased power – affiliates. Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. Purchased power from affiliates increased in the second quarter 2005 compared to the same period in 2004 due to a 21.3% increase in price primarily resulting from increased fuel costs offset by a 16.1% reduction in the amount of energy purchased resulting from a 4% increase in self-generation. Year-to-date 2005 purchased power from affiliates decreased $10.5 million when compared to the same period in 2004 mainly due to a 25.6% decrease in energy purchased

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
as a result of a 6% increase in self-generation as purchased power prices increased by 22.6% during 2005. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Maintenance expense. The decrease in maintenance expense for the second quarter 2005 when compared to the same period in 2004 is attributed to a $5.4 million decrease to other power generation expense primarily related to a customer’s reimbursement of expenses for damage at the Washington County combined cycle facility that occurred in 2004, a $2.2 million decrease to transmission expense, and a $1.9 million decrease in distribution expense. These decreases in transmission and distribution expenses for the second quarter 2005 are mainly related to the timing of scheduled overhead line maintenance. The year-to-date 2005 increase in maintenance expense is mainly due to a $10.8 million increase in transmission expense and a $34.2 million increase in distribution expense. These increases are a result of the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. See Notes 1 and 3 to the financial statements of Alabama Power under “Natural Disaster Reserve” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information. Also, see “Income tax expense” below for additional offsetting impacts of the Alabama PSC’s order.
     Income tax expense. Year-to-date 2005, in accordance with the Alabama PSC accounting order described above, Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers. The remainder of the decrease in income tax expense primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order. For additional information, see “Maintenance expense” above and Note 3 to the financial statements of Alabama Power under “Natural Disaster Cost Recovery” in Item 8 of the Form 10-K. The impact of this accounting order is expected to reduce Alabama Power’s annual effective income tax rate to approximately 35% for 2005. See Note 5 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Actions
On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the other claims, stayed the entire case, and referred the parties to mediation to be completed by September 9, 2005. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “New Source Review Actions” in Item 8 of the Form 10-K.
Environmental Statutes and Regulations
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Alabama, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Alabama Power’s facilities or through the purchase of allowances. The impact of this final rule on Alabama Power will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Alabama Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Alabama Power will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sell power to non-affiliates at market-based prices. Alabama Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Alabama Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.

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
Hydro Relicensing
On July 28, 2005, Alabama Power filed two applications with the FERC for a new 50-year license for Alabama Power’s seven hydroelectric developments on the Coosa River (Weiss, Henry, Logan Martin, Lay, Mitchell, Jordan, and Bouldin) and a new 50-year license for the Lewis Smith and Bankhead developments on the Warrior River. The FERC licenses for all of these nine projects expire in 2007. Upon or after the expiration of each license, the United States Government, by act of Congress, may take over the project or the FERC may relicense the project either to the original licensee or to a new licensee. The FERC may grant relicenses subject to certain requirements that could result in additional costs to Alabama Power. The final outcome of this matter cannot be determined at this time. See Note (I) to the Condensed Financial Statements herein for additional information.
Nuclear Relicensing
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Nuclear Relicensing” of Alabama Power in Item 7 and Note 1 to the financial statements of Alabama Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on Alabama Power’s application to extend the operating license for Plant Farley for an additional 20 years and Alabama Power’s nuclear decommissioning trust funds (NDT). On May 12, 2005, the NRC approved the license extension. Consequently, amounts previously contributed to the NDT are currently projected to be adequate to meet the decommissioning obligations. Therefore, on June 23, 2005, the Alabama PSC approved a request by Alabama Power to suspend, effective January 1, 2005, the inclusion in its annual cost of service of $18 million in decommissioning costs and to suspend also the associated obligation to make semi-annual contributions to the NDT. Should projections of balances in the external trusts prove to be inadequate to meet future estimates for decommissioning costs, Alabama Power would seek Alabama PSC approval to address that issue in a manner consistent with NRC and other applicable requirements. See Note (I) to the Condensed Financial Statements herein for additional information.
Environmental Rate Filing
On October 5, 2004, the Alabama PSC approved a specific rate mechanism for the recovery of Alabama Power’s retail costs associated with environmental laws, regulations, or other such mandates. The rate mechanism began operation in January 2005 and provides for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered include operation and maintenance expenses, depreciation, and a return on invested capital. Retail rates increased 1 percent in January 2005, which should yield an annual recovery of approximately $33 million, and are expected to increase an

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
additional 1% in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until March 2007 on any retail rate increase under the previously approved Rate Stabilization and Equalization plan (RSE). Any increase in March 2007 would be based upon the earned return on retail common equity at December 31, 2006. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for further information on the RSE plan.
Retail Fuel Cost Recovery
Alabama Power fuel costs are recovered under Rate ECR (Energy Cost Recovery), which provides for the addition of a fuel and energy cost factor to base rates. Alabama Power’s under-recovered fuel costs as of June 30, 2005 totaled $127.4 million as compared to $101.6 million at December 31, 2004. Alabama Power increased its fuel billing factor in April 2005. Alabama Power will continue to monitor the under-recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS – “Revenues” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.
Natural Disaster Cost Recovery
On July 10, 2005, Hurricane Dennis impacted the Gulf Coast of Alabama and continued north through the state of Alabama, causing significant damage in parts of the service territory of Alabama Power. Approximately 241,000 of Alabama Power’s 1,390,000 customer accounts were without electrical service immediately after the hurricane. See Note 1 to the financial statements of Alabama Power under “Natural Disaster Reserve” in Item 8 of the Form 10-K for information on how Alabama Power maintains a reserve to cover uninsured expenses resulting from storms. The total operation and maintenance costs associated with repairing the damage to facilities and restoring service to customers are preliminarily estimated to be approximately $30 million. The June 30, 2005 balance of $4.2 million in the natural disaster reserve is not sufficient to cover these costs. Alabama Power has requested clarification from the Alabama PSC concerning an October 2004 order that allows the natural disaster reserve to carry a negative balance and to defer such costs for recovery in future periods to be determined by the Alabama PSC. If this request is not approved, Alabama Power would be required to expense the costs in excess of the reserve balance in the third quarter of 2005. See Note (I) to the Condensed Financial Statements herein for additional information.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Alabama Power is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Alabama Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Alabama Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Alabama Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition continued to be strong at June 30, 2005. Net cash flows from operating activities totaled $281 million for the first six months of 2005, compared to $291.9 million for the first six months of 2004. The $10.9 million decrease in the first six months resulted primarily from an increase in cost

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and inventory of fuel. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Gross property additions to utility plant were $379.7 million in the first six months of 2005 and are included in the balance sheets herein. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. See Note (I) to the Condensed Financial Statements herein for information concerning the suspension of the funding of the Nuclear Decommissioning Trust. Approximately $422 million will be required by June 30, 2006 for redemptions and maturities of long-term debt.
Sources of Capital
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
     To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2005 approximately $41 million of cash and cash equivalents, unused committed lines of credit of approximately $872 million (including $504 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds), of which $136 million will expire at various times during 2005, and an extendible commercial note program. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At June 30, 2005, Alabama Power had no commercial paper or extendible notes payable outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At June 30, 2005, Alabama Power had no material exposure under these contracts.

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
     The fair value of derivative energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$38,162	$4,017
Contracts realized or settled	(15,190)	(11,370)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(3,717)	26,608

Contracts at June 30, 2005	$19,255	$19,255

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$19,300	$12,569	$6,731
External sources	(45)	(45)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$19,255	$12,524	$6,731

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2005, Alabama Power issued $250 million of Series DD 5.65% Senior Notes due March 15, 2035. The proceeds from the sale were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
activities. Alabama Power settled interest rate swaps related to the transaction at a cost of $21 million, which was recorded in other comprehensive income. This cost will be amortized over a 30-year period.
     In the second quarter 2005, Alabama Power entered into two interest rate hedges related to the anticipated issuance of senior notes totaling $600 million. The notes are expected to be issued in 2005 and 2006.
     In June 2005, Alabama Power issued 1,000,000 shares of common stock to Southern Company at $40.00 a share ($40 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,227,087	$1,199,220	$2,412,323	$2,237,015
Sales for resale —
Non-affiliates	126,000	61,597	238,852	127,053
Affiliates	54,743	48,950	80,374	103,092
Other revenues	51,358	43,395	98,069	85,391

Total operating revenues	1,459,188	1,353,162	2,829,618	2,552,551

Operating Expenses:
Fuel	412,050	324,220	721,316	609,434
Purchased power —
Non-affiliates	64,523	97,392	117,497	160,081
Affiliates	140,800	139,319	360,804	274,461
Other operations	223,471	220,799	425,550	419,192
Maintenance	123,575	124,675	240,225	233,143
Depreciation and amortization	124,999	68,542	248,099	136,279
Taxes other than income taxes	58,648	56,488	119,407	112,920

Total operating expenses	1,148,066	1,031,435	2,232,898	1,945,510

Operating Income	311,122	321,727	596,720	607,041
Other Income and (Expense):
Allowance for equity funds used during construction	7,935	4,700	17,192	8,047
Interest income	31	1,768	502	4,120
Interest expense, net of amounts capitalized	(55,174)	(48,293)	(105,594)	(93,943)
Interest expense to affiliate trusts	(14,877)	(14,810)	(29,755)	(14,810)
Distributions on mandatorily redeemable preferred securities	—	—	—	(15,839)
Other income (expense), net	2,821	(5,613)	(21)	(10,008)

Total other income and (expense)	(59,264)	(62,248)	(117,676)	(122,433)

Earnings Before Income Taxes	251,858	259,479	479,044	484,608
Income taxes	94,140	103,597	178,794	184,717

Net Income	157,718	155,882	300,250	299,891
Dividends on Preferred Stock	167	167	335	335

Net Income After Dividends on Preferred Stock	$157,551	$155,715	$299,915	$299,556

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$157,551	$155,715	$299,915	$299,556
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $28 and $103, respectively	46	—	164	—
Changes in fair value of qualifying hedges, net of tax of $(7,260), $4,590, $(5,890) and $3,710, respectively	(11,510)	7,277	(9,338)	5,882
Reclassification adjustment for amounts included in net income, net of tax of $345, $558, $521 and $1,237, respectively	246	884	526	1,961

COMPREHENSIVE INCOME	$146,333	$163,876	$291,267	$307,399

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$300,250	$299,891
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	292,447	177,927
Deferred income taxes and investment tax credits	89,724	127,958
Deferred expenses — affiliates	20,302	8,454
Allowance for equity funds used during construction	(17,192)	(8,047)
Pension, postretirement, and other employee benefits	5,318	1,616
Tax benefit of stock options	10,854	5,570
Other, net	(11,912)	(19,266)
Changes in certain current assets and liabilities —
Receivables, net	(247,991)	(146,027)
Fossil fuel stock	(23,692)	(6,309)
Materials and supplies	(16,024)	(2,680)
Other current assets	14,055	29,779
Accounts payable	(59,236)	50,399
Accrued taxes	43,098	(78,952)
Accrued compensation	(64,952)	(67,828)
Other current liabilities	22,357	25,648

Net cash provided from operating activities	357,406	398,133

Investing Activities:
Gross property additions	(408,120)	(339,171)
Purchase of property from affiliates	—	(333,253)
Cost of removal net of salvage	(10,359)	(14,236)
Change in construction payables, net of joint owner portion	(39,400)	(23,743)
Other	24,356	10,899

Net cash used for investing activities	(433,523)	(699,504)

Financing Activities:
Increase in notes payable, net	171,669	234,749
Proceeds —
Senior notes	375,000	350,000
Pollution control bonds	185,000	—
Mandatorily redeemable preferred securities	—	200,000
Capital contributions from parent company	100,000	223,000
Redemptions —
Senior notes	(300,000)	(200,000)
Pollution control redemptions	(85,000)	—
Mandatorily redeemable preferred securities	—	(200,000)
Special deposits — redemption funds	(100,000)	—
Payment of preferred stock dividends	(211)	(209)
Payment of common stock dividends	(278,050)	(282,750)
Other	(16,494)	(11,860)

Net cash provided from financing activities	51,914	312,930

Net Change in Cash and Cash Equivalents	(24,203)	11,559
Cash and Cash Equivalents at Beginning of Period	33,497	8,699

Cash and Cash Equivalents at End of Period	$9,294	$20,258

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6,996 and $2,804 capitalized for 2005 and 2004, respectively)	$123,323	$120,449
Income taxes (net of refunds)	$3,310	$35,078
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$9,294	$33,497
Receivables —
Customer accounts receivable	361,605	317,937
Unbilled revenues	168,392	140,027
Under recovered regulatory clause revenues	153,301	345,542
Special deposits — redemption funds	100,000	—
Other accounts and notes receivable	85,223	94,377
Affiliated companies	31,350	17,042
Accumulated provision for uncollectible accounts	(6,575)	(7,100)
Fossil fuel stock, at average cost	207,959	184,267
Vacation pay	57,227	57,372
Materials and supplies, at average cost	286,446	270,422
Prepaid expenses	10,862	32,695
Other	23,730	28,262

Total current assets	1,488,814	1,514,340

Property, Plant, and Equipment:
In service	19,327,416	18,681,533
Less accumulated provision for depreciation	7,392,744	7,217,607

	11,934,672	11,463,926
Nuclear fuel, at amortized cost	129,567	124,745
Construction work in progress	443,904	766,140

Total property, plant, and equipment	12,508,143	12,354,811

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	65,949	66,192
Nuclear decommissioning trusts, at fair value	466,656	459,194
Other	64,472	64,571

Total other property and investments	597,077	589,957

Deferred Charges and Other Assets:
Deferred charges related to income taxes	506,259	505,664
Prepaid pension costs	460,865	450,270
Unamortized debt issuance expense	88,638	77,925
Unamortized loss on reacquired debt	172,961	176,825
Deferred under recovered regulatory clause revenues	362,692	—
Other regulatory assets	94,288	69,637
Other	76,410	82,909

Total deferred charges and other assets	1,762,113	1,363,230

Total Assets	$16,356,147	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$402,603	$452,498
Notes payable	379,902	208,233
Accounts payable —
Affiliated	157,765	194,253
Other	248,786	310,763
Customer deposits	122,446	115,661
Accrued taxes —
Income taxes	183,985	78,269
Other	115,596	129,520
Accrued interest	78,595	74,529
Accrued vacation pay	44,179	44,894
Accrued compensation	62,388	127,340
Other	124,252	83,632

Total current liabilities	1,920,497	1,819,592

Long-term Debt	3,931,825	3,709,852

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,598,783	2,556,040
Deferred credits related to income taxes	164,588	170,973
Accumulated deferred investment tax credits	293,872	300,018
Employee benefit obligations	346,916	331,002
Asset retirement obligations	520,298	504,515
Other cost of removal obligations	416,431	411,692
Miscellaneous regulatory liabilities	90,672	84,678
Other	73,974	59,733

Total deferred credits and other liabilities	4,505,534	4,418,651

Total Liabilities	11,326,929	10,917,168

Preferred Stock	14,609	14,609

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 15,000,000 shares
Outstanding — 7,761,500 shares	344,250	344,250
Paid-in capital	2,589,121	2,478,268
Retained earnings	2,124,641	2,102,798
Accumulated other comprehensive loss	(43,403)	(34,755)

Total common stockholder’s equity	5,014,609	4,890,561

Total Liabilities and Stockholder’s Equity	$16,356,147	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
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
RESULTS OF OPERATIONS
Earnings
Georgia Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2005 was $157.6 million and $299.9 million, respectively, compared to $155.7 million and $299.6 million, respectively, for the corresponding periods in 2004. The $1.9 million and $0.3 million increases in the second quarter and year-to-date 2005, respectively, over the corresponding periods in 2004 were primarily due to higher retail base revenues resulting from the retail rate increase effective January 1, 2005, offset by increased non-fuel operating expenses. For additional information on the rate increase, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Rate Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)	%	(in thousands)	%
Retail revenues	$27,867	2.3	$175,308	7.8
Sales for resale — non-affiliates	64,403	104.6	111,799	88.0
Sales for resale — affiliates	5,793	11.8	(22,718)	(22.0)
Other revenues	7,963	18.4	12,678	14.8
Fuel expense	87,830	27.1	111,882	18.4
Purchased power expense — non-affiliates	(32,869)	(33.7)	(42,584)	(26.6)
Purchased power expense — affiliates	1,481	1.1	86,343	31.5
Depreciation and amortization expense	56,457	82.4	111,820	82.1
Allowance for equity funds used during construction	3,235	68.8	9,145	113.6
Interest expense, net of amounts capitalized	6,881	14.2	11,651	12.4
Other income (expense), net	8,434	150.3	9,987	99.8
     Retail revenues. The chart below reflects the primary drivers of the 2.3% and 7.8% increases in retail revenues in the second quarter and year-to-date 2005, respectively, compared to the same periods in the prior year. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $29.6 million, or 3.7%, and $89.4 million, or 5.9%, in the second quarter and year-to-date 2005 compared to the corresponding periods in 2004, primarily due to the retail rate increase effective January 1, 2005. See Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information. During the second quarter 2005, kilowatt-hour energy sales to residential, commercial, and industrial customers were down by 7.4%, up by 2.8%, and down by 5.6%, respectively, when compared to the same period in 2004, which resulted in total kilowatt-hour energy sales decreasing 3% in the second quarter of 2005. Year-to-date kilowatt-hour energy sales to residential, commercial, and industrial customers were down by 4.8%, up by 2.8%, and down by 4.1%, resulting in a total kilowatt-hour energy sales decrease of 1.8%. The decreases in kilowatt-hour energy sales in the second quarter and year-to-date 2005 were due to milder weather in 2005, despite customer growth of 1.8% in the residential sector. The increase in commercial kilowatt-hour energy sales in the second quarter and year-to-date 2005 can be attributed to sustained economic strength, customer growth of 2.4%, and a reclassification of customers from industrial to commercial to be consistent with the rate structure approved by the Georgia PSC when compared to the same periods in 2004. Industrial kilowatt-hour energy sales were down primarily as a result of this reclassification of customers.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005
	(in millions)	% change	(in millions)	% change
Retail – prior year	$1,199		$2,237
Change in —
Base rates	41	3.4	85	3.8
Sales growth	12	1.0	34	1.5
Weather	(23)	(1.9)	(30)	(1.3)
Fuel cost recovery	(2)	(0.2)	86	3.8

Retail — current year	$1,227	2.3%	$2,412	7.8%

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale – non-affiliates and Purchased power expense – non-affiliates. During the second quarter and year-to-date 2005, sales for resale to non-affiliates increased primarily as a result of new contracts with these customers effective in January 2005 when compared to the corresponding periods in 2004 which increased demand for energy by 88.2% and 73.6%, respectively. The capacity component of these transactions increased $18.3 million and $36.6 million in the second quarter and year-to-date 2005, respectively, over the same periods in 2004. Purchased power expense – non-affiliates decreased during the second quarter and year-to-date 2005 due to lower demand resulting from the milder weather and Georgia Power’s ability to utilize more economical self-generation from base load resources. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
     Sales for resale – affiliates and Purchased power expense – affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. Purchased power from affiliates during the second quarter and year-to-date 2005 when compared to the same periods in 2004 reflects $12.8 million and $30.4 million, respectively, of additional capacity expenses under PPAs with Southern Power that went into effect in June 2004. See Note 7 to the financial statements of Georgia Power under “Purchased Power Commitments” in Item 8 of the Form 10-K for additional information.
     Other revenues. Other revenues increased in the second quarter and year-to-date 2005 as compared with the same periods in 2004 as a result of $1.7 million and $3.2 million, respectively, of higher outdoor lighting revenues, $1.3 million and $2.4 million, respectively, of higher customer fees that went into effect January 2005, and $1.3 million and $2.3 million, respectively, of higher transmission revenues.
     Fuel expense. Fuel expense increased in the second quarter and year-to-date 2005 primarily as a result of an increase in the average cost of fuel per net kilowatt-hour generated of 16.3% and 15.2%, respectively, when compared to the same periods in the prior year. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” and Note (J) to the Condensed Financial Statements herein for additional information.
     Depreciation and amortization expense. Depreciation and amortization expense in the second quarter and year-to-date 2005 compared to the same periods in the prior year increased primarily due to the expiration in 2004 of certain provisions in Georgia Power’s three-year retail rate plan ending December 31, 2004 (2001 Retail Rate Plan). In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million and $94 million, respectively, during the second quarter and year-to-date 2004. See Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information.
     Allowance for equity funds used during construction. The second quarter and year-to-date 2005 increases in AFUDC equity compared to the same periods in the prior year relate primarily to construction of the McIntosh combined cycle units 10 and 11. See Note 3 to the financial statements of Georgia Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information. AFUDC equity is non-taxable;

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
however, these increases are not expected to have a significant impact on Georgia Power’s effective tax rate for 2005.
     Interest expense, net of amounts capitalized. The second quarter and year-to-date 2005 increases in interest expense, net of amounts capitalized relate primarily to the issuance of additional senior notes since June 2004.
     Other income (expense), net. The second quarter and year-to-date 2005 increases in other income (expense), net compared to the same periods in the prior year relate primarily to $4.5 million and $5.2 million of revenue, respectively, from the flat bill pricing program and the timing of the employee stock ownership plan contribution made in June 2004 of $3.4 million. The 2005 contribution is expected to occur in the third quarter.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “New Source Review Actions” in Item 8 of the Form 10-K.
Plant Wansley Environmental Litigation
In March 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument on that appeal has not been scheduled. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Plant Wansley Environmental Litigation” for additional information. The ultimate outcome of this matter cannot now be determined.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Georgia Power’s facilities or through the purchase of allowances. The impact of this final rule on Georgia Power will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Georgia Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Georgia Power will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.
     On June 14 and 15, 2005, the EPA published final rules approving the redesignation of the Atlanta metro area to “attainment” under the one-hour ground-level ozone standard.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Georgia Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Georgia Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. See Note 3 to the financial statements of Georgia Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
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
Retail Fuel Cost Recovery
On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under-recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an average annual increase in

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenues of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under-recovered regulatory clause revenues was reclassified from current assets to deferred charges and other assets on the balance sheet. At June 30, 2005, Georgia Power’s under-recovered fuel costs totaled $516 million, of which $363 million is classified as deferred charges and other assets. See Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Georgia Power is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Georgia Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Georgia Power’s financial statements are expected to be similar to the

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pro forma disclosures included in Note 1 to the financial statements of Georgia Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at June 30, 2005. Net cash flow from operating activities totaled $357 million for the year-to-date 2005, compared to $398 million for the same period in 2004. The decrease of $41 million in 2005 is primarily the result of higher fuel costs, which are recoverable in future periods and are reflected in the balance sheets as under recovered regulatory clause revenues. During year-to-date 2005, gross property additions were $408.1 million. These additions were primarily related to the construction of Plant McIntosh Units 10 and 11, transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating activities and financing activities. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $403 million will be required by June 30, 2006 for redemptions and maturities of long-term debt.
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
     At June 30, 2005, Georgia Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2005 approximately $9 million of cash and cash equivalents and $780 million of unused credit arrangements with banks. Of these facilities, $70.4 million expire in 2006, $350 million expire in 2007, and $360 million expire in 2010. The facilities that expire in 2006 contain provisions allowing two year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2005, Georgia Power had approximately $380 million of commercial paper and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At June 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $246 million. Georgia Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At June 30, 2005, Georgia Power had no material exposure related to these agreements.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$37,132	$5,777
Contracts realized or settled	(14,212)	(12,962)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(4,053)	26,052

Contracts at June 30, 2005	$18,867	$18,867

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)

Actively quoted	$18,921	$12,391	$6,530
External sources	(54)	(54)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$18,867	$12,337	$6,530

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
     In April 2005, Georgia Power incurred obligations in connection with the issuance of $85 million 4.75% pollution control revenue bonds. Proceeds from the sale were used to repay obligations in connection with $85 million of 5.40% pollution control revenue bonds in May 2005. Also in April, Georgia Power issued $125 million of Series Y 5.80% Senior Notes due April 15, 2035. Proceeds were used to repay a portion of Georgia Power’s short-term indebtedness and for other corporate purposes.
     Also, in April 2005, Georgia Power entered into an interest rate swap designed to mitigate its exposure to adverse interest rate movements with respect to the anticipated Series Y Senior Note issuance. In connection with the issuance of such senior notes, Georgia Power terminated the swap at a fair value loss of $0.3 million, which will be amortized over a 10-year period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Further, in April 2005, Georgia Power converted the interest rate on $14 million in pollution control revenue bonds from one long-term interest rate to another long-term interest rate. The conversion reduced the interest rate from 5.0% to 4.35%.
     In June 2005, Georgia Power incurred obligations in connection with the issuance of $100 million 4.625% pollution control revenue bonds. Proceeds were held by the trustee and were used to repay obligations in connection with $100 million 5.25% pollution control revenue bonds in July 2005.
     In the first six months of 2005, Georgia Power entered into two derivative transactions to reduce its exposure to interest rate risk. The transactions consisted of a $300 million hedge of an anticipated senior note issuance in 2007 and an interest rate swap on $300 million of tax-exempt pollution control bonds.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$207,110	$191,189	$369,392	$356,273
Sales for resale —
Non-affiliates	19,614	18,470	39,326	37,958
Affiliates	14,443	21,964	47,043	42,659
Other revenues	10,130	9,547	20,133	19,199

Total operating revenues	251,297	241,170	475,894	456,089

Operating Expenses:
Fuel	94,814	90,778	187,444	169,194
Purchased power —
Non-affiliates	4,958	11,724	10,066	18,157
Affiliates	10,829	7,843	16,841	15,271
Other operations	41,148	36,430	74,917	69,448
Maintenance	16,286	16,773	33,885	32,979
Depreciation and amortization	21,333	20,722	42,082	41,274
Taxes other than income taxes	17,776	17,076	35,277	34,139

Total operating expenses	207,144	201,346	400,512	380,462

Operating Income	44,153	39,824	75,382	75,627
Other Income and (Expense):
Allowance for equity funds used during construction	310	345	1,029	872
Interest income	444	152	699	287
Interest expense, net of amounts capitalized	(8,991)	(8,138)	(17,251)	(16,032)
Interest expense to affiliate trusts	(1,147)	(1,147)	(2,295)	(1,147)
Distributions on mandatorily redeemable preferred securities	—	—	—	(1,113)
Other income (expense), net	(470)	(588)	(997)	(1,232)

Total other income and (expense)	(9,854)	(9,376)	(18,815)	(18,365)

Earnings Before Income Taxes	34,299	30,448	56,567	57,262
Income taxes	12,787	11,392	20,355	21,313

Net Income	21,512	19,056	36,212	35,949
Dividends on Preferred Stock	54	54	108	108

Net Income After Dividends on Preferred Stock	$21,458	$19,002	$36,104	$35,841

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$21,458	$19,002	$36,104	$35,841
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $40 and $40, respectively	—	63	—	63
Reclassification adjustment for amounts included in net income, net of tax of $32, $31, $63 and $62, respectively	49	51	100	101

COMPREHENSIVE INCOME	$21,507	$19,116	$36,204	$36,005

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$36,212	$35,949
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	45,007	44,278
Deferred income taxes	(2,553)	4,097
Pension, postretirement, and other employee benefits	1,123	425
Tax benefit of stock options	2,659	988
Other, net	5,571	(1,880)
Changes in certain current assets and liabilities —
Receivables, net	(3,394)	(7,591)
Fossil fuel stock	(17,991)	(6,235)
Materials and supplies	1,270	781
Other current assets	10,301	338
Accounts payable	(38,761)	6,155
Accrued taxes	6,256	17,684
Accrued compensation	(7,837)	(3,457)
Other current liabilities	7,987	6,602

Net cash provided from operating activities	45,850	98,134

Investing Activities:
Gross property additions	(66,024)	(66,828)
Cost of removal net of salvage	(2,668)	(3,935)
Other	(19,009)	(7,803)

Net cash used for investing activities	(87,701)	(78,566)

Financing Activities:
Increase (decrease) in notes payable, net	13,710	(32,671)
Proceeds —
Senior notes	—	35,000
Capital contributions from parent company	—	25,000
Payment of preferred stock dividends	(108)	(108)
Payment of common stock dividends	(34,200)	(35,000)
Other	(270)	(1,509)

Net cash used for financing activities	(20,868)	(9,288)

Net Change in Cash and Cash Equivalents	(62,719)	10,280
Cash and Cash Equivalents at Beginning of Period	64,829	2,548

Cash and Cash Equivalents at End of Period	$2,110	$12,828

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $454 and $385 capitalized for 2005 and 2004, respectively)	$17,814	$15,652
Income taxes (net of refunds)	$14,419	$5,008
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,110	$64,829
Receivables —
Customer accounts receivable	53,073	44,255
Unbilled revenues	45,203	35,889
Under recovered regulatory clause revenues	1,361	9,283
Other accounts and notes receivable	12,095	7,177
Affiliated companies	3,227	16,218
Accumulated provision for uncollectible accounts	(885)	(2,144)
Fossil fuel stock, at average cost	50,990	32,999
Vacation pay	5,446	5,446
Materials and supplies, at average cost	35,491	36,761
Prepaid income taxes	33,540	34,812
Hurricane Ivan cost recovery	28,152	—
Other regulatory assets — current	2,571	7,097
Other	10,680	5,198

Total current assets	283,054	297,820

Property, Plant, and Equipment:
In service	2,455,105	2,367,189
Less accumulated provision for depreciation	847,215	844,617

	1,607,890	1,522,572
Construction work in progress	15,894	74,004

Total property, plant, and equipment	1,623,784	1,596,576

Other Property and Investments	6,577	6,425

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,198	17,566
Prepaid pension costs	45,431	45,384
Unamortized debt issuance expense	6,528	6,615
Unamortized loss on reacquired debt	18,330	19,197
Other regulatory assets	78,558	107,994
Other	13,503	13,086

Total deferred charges and other assets	179,548	209,842

Total Assets	$2,092,963	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$112,075	$100,000
Notes payable	63,710	50,000
Accounts payable —
Affiliated	30,113	35,359
Other	25,211	77,452
Customer deposits	18,450	18,470
Accrued taxes —
Income taxes	—	1,927
Other	15,506	9,250
Accrued interest	7,111	7,665
Accrued vacation pay	5,446	5,446
Accrued compensation	9,861	16,989
Other regulatory liabilities — current	20,423	7,821
Other	4,433	5,167

Total current liabilities	312,339	335,546

Long-term Debt	539,168	550,989

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	234,897	229,909
Deferred credits related to income taxes	21,991	23,354
Accumulated deferred investment tax credits	17,529	18,489
Employee benefit obligations	56,040	54,869
Other cost of removal obligations	161,263	155,831
Miscellaneous regulatory liabilities	6,615	2,048
Other	70,022	71,192

Total deferred credits and other liabilities	568,357	555,692

Total Liabilities	1,492,030	1,514,393

Preferred Stock	4,098	4,098

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 992,717 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	400,054	397,396
Retained earnings	161,486	159,581
Accumulated other comprehensive loss	(2,765)	(2,865)

Total common stockholder’s equity	596,835	592,172

Total Liabilities and Stockholder’s Equity	$2,092,963	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
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
RESULTS OF OPERATIONS
Earnings
Gulf Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2005 was $21.5 million and $36.1 million, respectively, compared to $19.0 million and $35.8 million, respectively, for the corresponding periods in 2004. Earnings in the second quarter and year-to-date 2005 increased by $2.5 million, or 12.9%, and $0.3 million, or 0.7%, respectively, primarily due to lower non-fuel operating expenses, excluding expenses related to Hurricane Ivan, which are offset by revenues and do not affect earnings.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)	% change	(in thousands)	% change
Retail revenues	$15,921	8.3	$13,119	3.7
Sales for resale – affiliates	(7,521)	(34.2)	4,384	10.3
Fuel expense	4,036	4.4	18,250	10.8
Purchased power expense – non-affiliates	(6,766)	(57.7)	(8,091)	(44.6)
Purchased power expense – affiliates	2,986	38.1	1,570	10.3
Other operations expense	4,718	13.0	5,469	7.9
     Retail revenues. The chart below reflects the primary drivers of the 8.3% increase in retail revenues in the second quarter and 3.7% increase year-to-date 2005 when compared to the corresponding periods in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues were relatively flat for the second quarter 2005 and decreased by $4.4 million, or 1.2%, year-to-date 2005 as compared to the corresponding periods in 2004. Retail energy sales for second quarter and year-to-date 2005 from residential, commercial, and industrial customers remained mostly constant as compared to the same periods in 2004. Other cost recovery for 2005 includes $6.5 million of revenues related to the recovery of

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expenses for Hurricane Ivan as approved by the Florida PSC. See Note (K) to the Condensed Financial Statements herein and Note 3 to the financial statement of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005

	(in thousands)%		(in thousands)%
Retail — prior year	$191,189		$356,273
Change in —
Sales growth	1,893	1.0	3,396	1.0
Weather	(1,943)	(1.0)	(7,755)	(2.2)
Fuel cost recovery	6,088	3.2	5,708	1.6
Other cost recovery	9,883	5.1	11,770	3.3

Retail — current year	$207,110	8.3	$369,392	3.7

     Sales for resale — affiliates and Purchased power expense — affiliates. Revenues from sales for resale to affiliates and purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism. The decrease in sales for resale to affiliates and increased purchased power from affiliates in the second quarter 2005 is due to outages for Gulf Power generating units which reduced availability. In addition, milder weather in the Southern Company service territory reduced demand. The increase in sales for resale to affiliates for year-to-date 2005 is primarily due to increased sales of available generation in the first quarter 2005 at a higher unit cost resulting from higher fuel prices.
     Fuel expense. In the second quarter and year-to-date 2005, fuel expense was higher than the same period in 2004 primarily due to an 11.6% increase in coal prices and a 14.0% increase in natural gas prices year-to-date. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income.
     Purchased power expense — non-affiliates. The decreases in the second quarter and year-to-date 2005, as compared to the corresponding periods in 2004, are primarily the result of an increase in available Southern Company system generation. Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.
     Other operations expense. The increases in other operations expense during the second quarter and year-to-date 2005, as compared to the same periods in 2004, are primarily due to expenses related to Hurricane Ivan as approved by the Florida PSC. In April 2005, Gulf Power began billing retail customers approximately $2 million monthly to recover these expenses. See Note (K) to the Condensed Financial Statements herein and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “New Source Review Actions” and “Environmental Remediation” in Item 8 of the Form 10-K.
     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Georgia, Florida, and Mississippi, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Gulf Power’s facilities or through the purchase of allowances. The impact of this final rule on Gulf Power will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Gulf Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Gulf Power will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Gulf Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Gulf Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Generation Interconnection Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Generation Interconnection Agreements” of Gulf Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to previously executed interconnection agreements with any other Southern Company subsidiary, have filed complaints at the FERC requesting that the FERC modify the agreements and that the applicable Southern Company subsidiary refund amounts previously paid for interconnection facilities, with interest. Gulf Power has also received similar requests from other entities totaling $6.6 million. Gulf Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Gulf Power and the final results of these matters cannot be determined at this time.
Storm Damage Cost Recovery
Hurricane Ivan (Ivan) hit Gulf Power’s service territory in September 2004. In March 2005, the Florida PSC approved a Stipulation and Settlement (Stipulation) between Gulf Power, the Office of Public Counsel for the State of Florida, and the Florida Industrial Power Users Group which allows Gulf Power to recover the retail portion of $51.7 million, the projected reserve deficiency, plus interest and revenue taxes from customers over a 24-month period beginning in April 2005. In connection with the Stipulation, Gulf Power has agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.
     On July 10, 2005, Hurricane Dennis hit Gulf Power’s service territory. Approximately 242,000, or 60%, of Gulf Power’s customers were without electrical service immediately after the hurricane struck. More than 98% of those without power had service restored within six days. Based on current projections, retail sales revenues lost as a result of power outages from Hurricane Dennis are not expected to have a material impact on the net income of Gulf Power. Gulf Power maintains an accumulated provision for property damage to cover the cost of damages from major storms and other uninsured damages to its property. Due to the damages incurred in 2004 related to Ivan, the accumulated reserve had a deficit balance of $42 million at June 30, 2005. The current preliminary estimate of Hurricane Dennis restoration costs are approximately $60 million. The established policy of the Florida PSC, as recently reaffirmed by its decisions following the 2004 hurricane experience of Florida’s investor owned electric utilities, provides for recovery of these costs through the mechanism of the property insurance reserve and, where necessary, through a special recovery surcharge. In 2005, the Florida legislature authorized securitized financing as an additional mechanism available to the Florida PSC and electric utilities in Florida for addressing the extraordinary costs associated with hurricanes. Based upon the additional costs related to Hurricane Dennis, this option, along with other alternatives, is being evaluated. See Note (K) to the Condensed Financial Statements herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Gulf Power is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Gulf Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Gulf Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Gulf Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at June 30, 2005. Net cash flow from operating activities totaled $45.9 million for year-to-date 2005, compared to $98.1 million for the corresponding period in 2004. The $52.2 million decrease in 2005 resulted primarily from payments related to storm damage from Hurricane Ivan. Gross property additions to utility plant were $66 million for year-to-date 2005. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See the Condensed Statements of Cash Flows for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY - “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $112.1 million will be required by June 30, 2006 for maturities of long-term debt.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including funds from operations and new security issuances. The amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
     At June 30, 2005, Gulf Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At June 30, 2005, Gulf Power had approximately $2.1 million of cash and cash equivalents and $55.5 million of unused committed lines of credit with banks of which $10 million expire in 2005 and $45.5 million expire in 2006. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. In addition, Gulf Power has substantial cash flow from operating activities. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2005, Gulf Power had $33.4 million of commercial paper and $10.3 million of extendible commercial notes outstanding.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for the sale of electric capacity. At June 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At June 30, 2005, Gulf Power had no exposure under these agreements.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed-price contracts for purchase of coal supplies and the purchase and sale of electricity through the wholesale electricity market. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$11,916	$317
Contracts realized or settled	(4,539)	(3,104)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(724)	9,440

Contracts at June 30, 2005	$6,653	$6,653

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$6,663	$4,284	$2,379
External sources	(10)	(10)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$6,653	$4,274	$2,379

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for further information.
Financing Activities
Gulf Power did not issue or redeem any long-term securities in the first and second quarters of 2005. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$166,597	$151,861	$298,391	$280,416
Sales for resale —
Non-affiliates	67,726	68,935	127,312	134,735
Affiliates	9,988	8,558	28,920	20,367
Other revenues	4,265	3,431	9,169	6,995

Total operating revenues	$248,576	232,785	463,792	442,513

Operating Expenses:
Fuel	90,639	76,343	181,678	152,890
Purchased power —
Non-affiliates	5,210	13,093	10,629	20,048
Affiliates	24,919	22,837	34,523	40,153
Other operations	39,723	39,154	79,234	74,110
Maintenance	21,683	18,144	37,221	33,216
Depreciation and amortization	8,195	5,874	16,252	20,017
Taxes other than income taxes	15,146	14,050	29,292	27,189

Total operating expenses	205,515	189,495	388,829	367,623

Operating Income	43,061	43,290	74,963	74,890
Other Income and (Expense):
Interest income	31	43	66	162
Interest expense	(597)	(3,048)	(4,123)	(5,851)
Interest expense to affiliate trusts	(650)	(649)	(1,299)	(649)
Distributions on mandatorily redeemable preferred securities	—	—	—	(630)
Other income (expense), net	215	(231)	646	221

Total other income and (expense)	(1,001)	(3,885)	(4,710)	(6,747)

Earnings Before Income Taxes	42,060	39,405	70,253	68,143
Income taxes	15,995	15,051	26,808	25,967

Net Income	26,065	24,354	43,445	42,176
Dividends on Preferred Stock	433	2,463	866	2,966

Net Income After Dividends on Preferred Stock	$25,632	$21,891	$42,579	$39,210

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$25,632	$21,891	$42,579	$39,210
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $49 and $49, respectively	—	80	—	80
Changes in fair value of qualifying hedges, net of tax of $47, $(926), $(125) and $(1,400), respectively	74	(1,495)	(203)	(2,260)

COMPREHENSIVE INCOME	$25,706	$20,476	$42,376	$37,030

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$43,445	$42,176
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	31,097	30,481
Deferred income taxes and investment tax credits, net	27,486	19,142
Plant Daniel capacity	(12,563)	(8,254)
Pension, postretirement, and other employee benefits	1,259	447
Tax benefit of stock options	2,676	474
Other, net	(3,034)	(1,324)
Changes in certain current assets and liabilities —
Receivables, net	(16,991)	(18,606)
Fossil fuel stock	(15,097)	(1,567)
Materials and supplies	2,491	(864)
Other current assets	1,683	(3,157)
Accounts payable	(10,540)	(18,507)
Accrued taxes	(14,855)	(14,649)
Accrued compensation	(11,305)	(9,546)
Over recovered regulatory clause revenues	(1,851)	(16,914)
Other current liabilities	551	1,217

Net cash provided from operating activities	24,452	549

Investing Activities:
Gross property additions	(32,385)	(32,023)
Cost of removal net of salvage	(1,366)	(3,606)
Other	(1,167)	(1,547)

Net cash used for investing activities	(34,918)	(37,176)

Financing Activities:
Increase in notes payable, net	37,887	44,830
Proceeds —
Senior notes	30,000	40,000
Preferred stock	—	30,000
Redemptions —
First mortgage bonds	(30,000)	—
Senior notes	—	(80,000)
Preferred stock	—	(28,388)
Payment of preferred stock dividends	(866)	(962)
Payment of common stock dividends	(31,000)	(33,100)
Other	(2,482)	(931)

Net cash provided from (used for) financing activities	3,539	(28,551)

Net Change in Cash and Cash Equivalents	(6,927)	(65,178)
Cash and Cash Equivalents at Beginning of Period	6,945	69,120

Cash and Cash Equivalents at End of Period	$18	$3,942

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$6,783	$5,836
Income taxes (net of refunds)	$(11,811)	$1,615
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$18	$6,945
Receivables —
Customer accounts receivable	37,614	32,978
Unbilled revenues	26,754	20,803
Under recovered regulatory clause revenues	42,626	32,499
Other accounts and notes receivable	3,505	8,881
Affiliated companies	17,190	15,769
Accumulated provision for uncollectible accounts	(542)	(774)
Fossil fuel stock, at average cost	34,801	19,704
Vacation pay	6,125	6,125
Materials and supplies, at average cost	24,947	27,438
Assets from risk management activities	8,789	4,471
Prepaid income taxes	—	5,814
Prepaid expenses	3,953	3,423
Other	1,472	3,193

Total current assets	$207,252	$187,269

Property, Plant, and Equipment:
In service	1,900,834	1,882,542
Less accumulated provision for depreciation	715,146	697,862

	1,185,688	1,184,680
Construction work in progress	32,013	27,961

Total property, plant, and equipment	1,217,701	1,212,641

Other Property and Investments	6,461	6,402

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,326	10,668
Prepaid pension costs	17,612	19,158
Unamortized debt issuance expense	7,028	6,955
Unamortized loss on reacquired debt	11,369	9,437
Prepaid rent	11,932	12,874
Other	20,941	13,709

Total deferred charges and other assets	79,208	72,801

Total Assets	$1,510,622	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2005	2004
	(in thousands)
Current Liabilities:
Notes payable	$37,887	$—
Accounts payable —
Affiliated	24,372	19,568
Other	37,930	52,688
Customer deposits	8,467	9,053
Accrued taxes —
Income taxes	3,979	396
Other	25,800	44,285
Accrued interest	1,820	1,731
Accrued vacation pay	6,125	6,125
Accrued compensation	12,608	23,913
Regulatory clauses over recovery	3,505	5,356
Plant Daniel capacity	19,067	25,125
Other regulatory liabilities — current	16,901	9,841
Other	7,461	11,101

Total current liabilities	205,922	209,182

Long-term Debt	242,545	242,498

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	190,501	167,345
Deferred credits related to income taxes	20,281	20,261
Accumulated deferred investment tax credits	18,060	18,654
Employee benefit obligations	56,987	57,275
Plant Daniel lease guarantee obligation, at fair value	10,048	10,990
Plant Daniel capacity	12,163	18,667
Other cost of removal obligations	79,167	76,228
Miscellaneous regulatory liabilities	7,361	4,487
Other	38,834	38,827

Total deferred credits and other liabilities	433,402	412,734

Total Liabilities	917,951	900,496

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	37,691	37,691
Paid-in capital	298,515	295,837
Retained earnings	227,472	215,893
Accumulated other comprehensive loss	(3,787)	(3,584)

Total common stockholder’s equity	559,891	545,837

Total Liabilities and Stockholder’s Equity	$1,510,622	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
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
     Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, return on equity, and peak season equivalent forced outage rate. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Mississippi Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2005 was $25.6 million and $42.6 million, respectively, compared to $21.9 million and $39.2 million, respectively, for the corresponding periods of 2004. Earnings in the second quarter and year-to-date 2005 increased by $3.7 million, or 17.1%, and $3.4 million, or 8.6%, respectively, compared to the same periods of 2004 as a result of higher operating revenues, lower amortization expenses associated with the regulatory liability for Plant Daniel capacity, and lower interest expense and dividends, partially offset by increased operation and maintenance expenses. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on the Plant Daniel capacity regulatory liability.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date

	(in thousands)%		(in thousands)%
Retail revenues	$14,736	9.7	$17,975	6.4
Sales for resale – non-affiliates	(1,209)	(1.8)	(7,423)	(5.5)
Sales for resale – affiliates	1,430	16.7	8,553	42.0
Fuel expense	14,296	18.7	28,788	18.8
Purchased power expense – non-affiliates	(7,883)	(60.2)	(9,419)	(47.0)
Purchased power expense – affiliates	2,082	9.1	(5,630)	(14.0)
Other operations expense	569	1.5	5,124	6.9
Maintenance expense	3,539	19.5	4,005	12.1
Depreciation and amortization	2,321	39.5	(3,765)	(18.8)
Taxes other than income taxes	1,096	7.8	2,103	7.7
Interest expense	(2,451)	(80.4)	(1,728)	(29.5)
Dividends on preferred stock	(2,030)	(82.4)	(2,100)	(70.8)
     Retail revenues. The chart below reflects the primary drivers of the 9.7% increase and 6.4% increase in retail revenues in the second quarter and year-to-date 2005, respectively, compared to the same periods in the prior year. Retail revenues for the second quarter and year-to-date 2005 increased when compared to the same periods in 2004 primarily as a result of increases in fuel revenues. During the second quarter 2005, kilowatt-hour energy sales to residential, commercial, and industrial customers were up 3.6%, up 4.0%, and down 0.6%, respectively, when compared to the same period in 2004. Year-to-date 2005 kilowatt-hour energy sales to residential, commercial, and industrial customers were down 0.9%, up 1.4%, and up 0.4%, respectively, when compared to the corresponding period in 2004. The increase in kilowatt-hour energy sales for the residential sector in the second quarter 2005 was due to customer growth and warmer June weather. The year-to-date 2005 decrease in kilowatt-hour energy sales for the residential sector was due to milder winter weather in the first quarter 2005. Commercial kilowatt-hour energy sales were up in the second quarter and year-to-date 2005 primarily as a result of growth in the number of customers. The decrease in kilowatt-hour energy sales for the industrial sector in the second quarter 2005 was due to an extended maintenance outage at a major industrial customer’s plant. The year-to-date 2005 increase in kilowatt-hour energy sales for the industrial sector was due to growth in the number of customers.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005

	(in thousands)	% change	(in thousands)	% change
Retail – prior year	$151,861		$280,416
Change in —
Base rates	—	—	—	—
Sales growth	4,749	3.1	5,653	2.0
Weather	(1,746)	(1.1)	(3,514)	(1.3)
Fuel cost recovery	11,198	7.4	14,360	5.1
Other cost recovery	535	0.3	1,476	0.6

Retail – current year	$166,597	9.7%	$298,391	6.4%

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — non-affiliates and Purchased power expense — non-affiliates. The decreases in sales for resale to non-affiliates and purchased power expense from non-affiliates in the second quarter and year-to-date 2005 as compared to the same periods in 2004 are primarily the result of fewer opportunities in the wholesale market due to milder weather and higher fuel costs when compared to the same period last year.
     Sales for resale — affiliates and Purchased power expense — affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The second quarter and year-to-date 2005 increases in sales for resale to affiliates are a result of Mississippi Power’s more economical generating cost when compared to its affiliates. The second quarter 2005 increase in purchased power from affiliates is associated with more economical generating costs for affiliates as compared to non-affiliates. The year-to-date 2005 decrease in purchased power from affiliates is due to lower wholesale opportunity sales due to the milder weather and higher fuel costs when compared to the same period last year.
     Fuel expense. The increases in fuel expense for the second quarter and year-to-date 2005 as compared to the same periods in 2004 are a result of a 31.6% increase in the price of coal, a 5.1% increase in the price of gas, and a 9.4% increase in coal generation. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.
     Other operations expense. The increases in other operations expense for the second quarter and year-to-date 2005 as compared to the same periods in 2004 result from increases in expenses associated with the Plant Daniel combined cycle lease of $0.2 million and $0.8 million, respectively. Also impacting other operations expense were increases of $0.9 million and $1.8 million, respectively, in employee medical benefit costs and $0.5 million and $1.2 million, respectively, in pension and post-retirement benefit costs.
     Maintenance expense. The second quarter and year-to-date 2005 increases in maintenance expense when compared to the same periods in 2004 are primarily the result of scheduled maintenance at Plants Watson, Daniel, and Greene County and scheduled maintenance on overhead lines.
     Depreciation and amortization. The second quarter 2005 increase in depreciation and amortization expense when compared to the same period in 2004 is primarily the result of lower credit amortization related to the Plant Daniel capacity regulatory liability in 2005. An order approved in May 2004 by the Mississippi PSC allowed Mississippi Power to credit expense in the amount of $8.3 million to amortize the regulatory liability retroactive to January 1, 2004 in the second quarter of 2004. The year-to-date 2005 decrease in depreciation and amortization expense when compared to the same period in 2004 is primarily the result of the increase in the credit amortization of the regulatory liability in 2005. The Mississippi PSC’s final order of May 2004 established $25.1 million to be credited to earnings in 2005. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     Taxes other than income taxes. The increases in taxes other than income taxes for the second quarter and year-to-date 2005 as compared to the same periods in 2004 are a result of higher property taxes due to the increase in property investment. Since the retail portion is recoverable through Mississippi Power’s ad valorem tax adjustment clause, this increase does not have a significant impact on earnings.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest expense. The decreases in interest expense for the second quarter and year-to-date 2005 as compared to the same periods in 2004 are due to the reversal in June 2005, as a result of changes in the legal and regulatory environment, of a $2.5 million liability originally recorded for the potential assessment of interest associated with a customer advance.
     Dividends on preferred stock. The decreases in dividends on preferred stock for the second quarter and year-to-date 2005 as compared to the same periods in 2004 are a result of a one-time loss in 2004 associated with the redemption of preferred stock.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of Mississippi Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K.
     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Alabama and Mississippi, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Mississippi Power’s facilities or through the purchase of allowances. The impact of this final rule on Mississippi Power will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Mississippi Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Mississippi Power will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Mississippi PSC Matters — Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Mississippi Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Mississippi Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for additional information on the ECO Plan. Mississippi Power’s ECO Plan annual filing for 2005 was approved by the Mississippi PSC at the conclusion of the ECO Plan hearings on April 5, 2005. An order was issued on July 7, 2005, resulting in a slight increase in rates effective May 2005. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Mississippi Power is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Mississippi Power, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Mississippi Power’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Mississippi Power under “Stock Options” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at June 30, 2005. Net cash flow provided from operating activities totaled $24.5 million for year-to-date 2005, compared to net cash flow provided from operating activities of $549 thousand for the same period in 2004. The $23.9 million increase in 2005 resulted primarily from the collection of higher regulatory clause rates and income tax refunds.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by June 30, 2006.
Sources of Capital
In addition to the financing activities described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including funds from operations

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and new security issuances. The amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
     Mississippi Power continues to use short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2005 approximately $18 thousand of cash and cash equivalents and $100.5 million of unused committed credit arrangements with banks; $50.5 million of which expire in 2005, and $50 million of which expire in 2006. Approximately $38 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2005, Mississippi Power had $37.9 million in outstanding notes payable. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Mississippi Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At June 30, 2005, Mississippi Power had no exposure under these agreements.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative, fuel, and energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes

	Fair Value

	(in thousands)
Contracts beginning of period	$23,180	$889
Contracts realized or settled	(8,149)	(6,144)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(1,048)	19,238

Contracts at June 30, 2005	$13,983	$13,983

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$14,718	$7,732	$6,986
External sources	(735)	(735)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$13,983	$6,997	$6,986

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Mississippi Power did not issue or redeem any long-term securities during the first quarter of 2005. However, in June 2005, Mississippi Power issued $30 million of Series G 5.40% Senior Notes due July 1, 2035. The proceeds from this sale were used for the legal defeasance of $30 million principal amount of its First Mortgage Bonds, 6 7/8% Series due December 1, 2025 and the related first mortgage bond indenture. An irrevocable trust agreement was executed by Mississippi Power and the trustee for the bondholders under which the bonds will be redeemed in December 2005. As a result of the defeasance, there are no longer any first mortgage bond liens on Mississippi Power’s property. Mississippi Power has extinguished the liability related to the first mortgage bonds since Mississippi Power has been legally released from being the primary obligor by the bondholders. See Note (L) to the Condensed Financial Statements herein for additional information.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
		2004		2004
		As Restated		As Restated
	2005	(Note N)	2005	(Note N)
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$91,143	$87,516	$176,147	$155,025
Sales for resale —
Non-affiliates	1,355	1,294	1,813	2,704
Affiliates	1,254	1,653	3,315	4,090
Other revenues	2,836	686	3,901	1,651

Total operating revenues	96,588	91,149	185,176	163,470

Operating Expenses:
Fuel	18,901	14,123	32,023	24,607
Purchased power —
Non-affiliates	2,345	4,387	4,231	6,729
Affiliates	28,783	27,145	65,062	49,275
Other operations	15,612	15,577	29,936	29,678
Maintenance	6,190	6,905	16,076	13,336
Depreciation and amortization	5,528	5,246	10,876	10,450
Taxes other than income taxes	3,898	3,795	7,697	7,392

Total operating expenses	81,257	77,178	165,901	141,467

Operating Income	15,331	13,971	19,275	22,003
Other Income and (Expense):
Interest income	18	27	35	98
Interest expense, net of amounts capitalized	(3,606)	(2,989)	(6,829)	(6,132)
Distributions on mandatorily redeemable preferred securities	—	—	—	(109)
Other income (expense), net	1,047	(101)	2,153	(519)

Total other income and (expense)	(2,541)	(3,063)	(4,641)	(6,662)

Earnings Before Income Taxes	12,790	10,908	14,634	15,341
Income taxes	4,387	3,974	4,536	5,574

Net Income	8,403	6,934	10,098	9,767
Dividends on Preferred Stock	675	150	1,350	150

Net Income After Dividends on Preferred Stock	$7,728	$6,784	$8,748	$9,617

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
		2004		2004
		As Restated		As Restated
	2005	(Note N)	2005	(Note N)
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$7,728	$6,784	$8,748	$9,617
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(667), $10, $(217) and $(10), respectively	(1,058)	18	(345)	(15)
Reclassification adjustment for amounts included in net income, net of tax of $2, $15, $5 and $30, respectively	5	23	9	47

COMPREHENSIVE INCOME	$6,675	$6,825	$8,412	$9,649

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
		2004
		As Restated
	2005	(Note N)
	(in thousands)
Operating Activities:
Net income	$10,098	$9,767
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	12,045	11,550
Deferred income taxes and investment tax credits, net	10,311	5,716
Allowance for equity funds used during construction	(2,143)	(553)
Pension, postretirement, and other employee benefits	3,938	3,538
Tax benefit of stock options	1,087	611
Other, net	5,307	(5,783)
Changes in certain current assets and liabilities —
Receivables, net	(26,469)	(12,243)
Fossil fuel stock	90	(486)
Materials and supplies	(409)	(750)
Other current assets	(6,739)	(2,645)
Accounts payable	(8,081)	2,604
Accrued taxes	(709)	2,847
Accrued compensation	(2,538)	(2,588)
Other current liabilities	(682)	(1,631)

Net cash provided from (used for) operating activities	(4,894)	9,954

Investing Activities:
Gross property additions	(26,225)	(28,761)
Purchase of property from affiliates	—	(67,093)
Other	(507)	(1,211)

Net cash used for investing activities	(26,732)	(97,065)

Financing Activities:
Increase in notes payable, net	41,803	17,586
Proceeds —
Other long-term debt	—	10,000
Preferred stock	—	45,000
Capital contributions from parent company	—	31,000
Redemptions —
Other long-term debt	(500)	(500)
Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(1,350)	—
Payment of common stock dividends	(13,350)	(11,600)
Other	(80)	109

Net cash provided from financing activities	26,523	51,595

Net Change in Cash and Cash Equivalents	(5,103)	(35,516)
Cash and Cash Equivalents at Beginning of Period	8,862	37,943

Cash and Cash Equivalents at End of Period	$3,759	$2,427

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $989 and $409 capitalized for 2005 and 2004, respectively)	$5,932	$5,295
Income taxes (net of refunds)	$(384)	$774
The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,759	$8,862
Receivables —
Customer accounts receivable	29,268	22,875
Unbilled revenues	8,544	6,681
Under recovered regulatory clause revenues	40,624	23,800
Other accounts and notes receivable	1,539	1,608
Affiliated companies	4,826	3,392
Accumulated provision for uncollectible accounts	(854)	(878)
Fossil fuel stock, at average cost	10,500	10,590
Materials and supplies, at average cost	10,322	9,913
Prepaid income taxes	23,684	21,615
Prepaid expenses	1,690	1,415
Assets from risk management activities	3,474	2,287

Total current assets	137,376	112,160

Property, Plant, and Equipment:
In service	1,025,924	945,359
Less accumulated provision for depreciation	391,096	408,415

	634,828	536,944
Construction work in progress	9,871	91,275

Total property, plant, and equipment	644,699	628,219

Other Property and Investments	3,993	3,925

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,592	10,588
Cash surrender value of life insurance for deferred compensation plans	25,970	25,335
Unamortized debt issuance expense	5,142	5,303
Unamortized loss on reacquired debt	7,572	7,935
Other regulatory assets	14,226	15,592
Other	3,418	3,534

Total deferred charges and other assets	66,920	68,287

Total Assets	$852,988	$812,591

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$21,031	$1,010
Notes payable	62,370	20,567
Accounts payable —
Affiliated	13,928	17,379
Other	9,868	16,166
Customer deposits	7,114	6,973
Accrued taxes —
Income taxes	—	148
Other	4,829	5,390
Accrued interest	3,201	3,050
Accrued vacation pay	2,705	2,661
Accrued compensation	3,074	5,612
Other	7,690	6,765

Total current liabilities	135,810	85,721

Long-term Debt	217,539	237,769

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	96,432	90,079
Deferred credits related to income taxes	8,228	8,738
Accumulated deferred investment tax credits	7,629	7,961
Employee benefit obligations	50,518	46,580
Other cost of removal obligations	43,798	41,890
Miscellaneous regulatory liabilities	12,168	11,066
Other	8,630	6,693

Total deferred credits and other liabilities	227,403	213,007

Total Liabilities	580,752	536,497

Preferred Stock	43,909	43,938

Common Stockholder’s Equity:
Common stock, par value $5 per share —
Authorized - 16,000,000 shares
Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	73,621	72,533
Retained earnings	103,104	107,685
Accumulated other comprehensive loss	(2,621)	(2,285)

Total common stockholder’s equity	228,327	232,156

Total Liabilities and Stockholder’s Equity	$852,988	$812,591

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
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
     Savannah Electric continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Savannah Electric in Item 7 of the Form 10-K.
     See Note 9 to the financial statements of Savannah Electric in Item 8 of the Form 10-K and Note (N) to the Condensed Financial Statements herein for information regarding Savannah Electric’s restatement of its financial statements for the second quarter and year-to-date June 30, 2004 as the result of errors in the estimate of unbilled revenues for these periods.
RESULTS OF OPERATIONS
Earnings
Savannah Electric’s net income after dividends on preferred stock for the second quarter and year-to-date 2005 was $7.7 million and $8.7 million, respectively, compared to $6.8 million and $9.6 million, respectively, for the corresponding periods of 2004. Earnings increased by $0.9 million, or 13.9%, in the second quarter 2005, primarily due to increases in transmission revenues and AFUDC equity related to the Plant McIntosh combined cycle units, partially off-set by higher interest expense. Year-to-date 2005 earnings were down by $0.9 million, or 9.0%, as a result of higher maintenance and interest expenses partially off-set by the increases in AFUDC equity and transmission revenues in the second quarter of 2005.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date

	(in thousands)%		(in thousands)%
Retail revenues	$3,627	4.1	$21,122	13.6
Sales for resale — affiliates	(399)	(24.1)	(775)	(18.9)
Other revenues	2,150	313.4	2,250	136.3
Fuel expense	4,778	33.8	7,416	30.1
Purchased power expense — non-affiliates	(2,042)	(46.5)	(2,498)	(37.1)
Purchased power expense — affiliates	1,638	6.0	15,787	32.0
Maintenance expense	(715)	(10.4)	2,740	20.5
Interest expense, net of amounts capitalized	617	20.6	697	11.4
Other income (expense), net	1,148	N/M	2,672	N/M
Income taxes	413	10.4	(1,038)	(18.6)
Dividends on preferred stock	525	N/M	1,200	N/M

N/M	Not meaningful

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 4.1% second quarter and 13.6% year-to-date 2005 increases in retail revenues, compared to the same periods in the prior year. Excluding fuel cost recovery revenues, which do not affect net income, retail revenue decreased by $1.4 million, or 2.8%, in the second quarter 2005 and decreased by $1.2 million, or 1.4%, year-to-date 2005, when compared to the corresponding periods in 2004. For the second quarter and year-to-date 2005, the base revenue decreases are primarily related to decreases in residential sales due to mild weather. These decreases were partially offset by an increase in commercial revenues reflecting restructured rates and the general base rate increases for all classes effective June 2005.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2005		2005

	(in thousands)	% change	(in thousands)	% change
Retail — prior year	$87,516		$155,025
Change in —
Base rates	1,005	1.1	1,005	0.6
Sales growth	560	0.6	938	0.6
Weather	(2,919)	(3.3)	(3,126)	(2.0)
Fuel cost recovery	4,981	5.7	22,305	14.4

Retail — current year	$91,143	4.1%	$176,147	13.6%

     Sales for resale — affiliates and Purchased power expense — affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the IIC, as approved by the FERC. Sales to affiliated companies decreased for the second quarter and year-to-date 2005 when compared to the corresponding periods in 2004 due to an increase in Savannah Electric’s fuel costs relative to other Southern Company generating plants and unavailability of Savannah Electric’s plants due to scheduled maintenance. Purchased power from affiliates increased year-to-date 2005 due to a 9.5% increase in energy purchased as a result of scheduled maintenance on Savannah Electric’s largest coal units and an increase for the second quarter and year-to-date 2005 due to an increase in the average cost of fuel per net kilowatt-hour generated. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Savannah Electric’s fuel cost recovery clause.
     Other revenues. Other revenues increased in the second quarter and year-to-date 2005 when compared to the corresponding periods in 2004. The increases were primarily due to $1.96 million in revenues associated with a transmission facilities agreement with Georgia Power related to the Plant McIntosh combined cycle units. These revenues were recorded retroactive to June 2004, following FERC approval of the contract which was received in May 2005. Approximately $0.9 million of the revenues were related to 2004.
     Fuel expense. Fuel expense increased in the second quarter and year-to-date 2005 primarily as a result of the Plant McIntosh combined cycle units which were placed in service in June 2005, an adjustment in 2004 as a result of billing credits relating to the Plant McIntosh combustion turbines which reduced 2004 fuel expense, and an increase in the average cost of fuel per net kilowatt-hour generated of 23% in the second quarter and 48% year-to-date 2005 when compared to the same periods in the prior year. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Purchased power expense — non-affiliates. The decreases in the amount of purchased power from non-affiliates in the second quarter and year-to-date 2005 when compared to the corresponding periods in 2004 resulted from the increase in more economical purchased power from affiliates discussed above. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.
     Maintenance expense. The decrease in the second quarter 2005 as compared to the same period in the prior year is mainly due to an unscheduled coal mill repair at Plant Kraft in 2004. Maintenance expense increased for the year-to-date 2005 as a result of scheduled maintenance outages at Plant Kraft and Plant McIntosh and an increase in distribution expenses primarily related to tree trimming.
     Interest expense, net of amounts capitalized. The increases in the second quarter and year-to-date 2005 when compared to the corresponding periods in 2004 were primarily due to the issuance in December 2004 of $35 million of senior notes and an increase in short-term borrowing and higher interest rates.
     Other income (expense), net and income taxes. In the second quarter and year-to-date 2005, other income increased primarily due to an increase in non-taxable AFUDC equity of $0.5 million and $1.6 million, respectively, associated with the Plant McIntosh combined cycle construction project. The decrease in income taxes for the year-to-date 2005 as compared to the prior year is mainly attributed to the increase in the non-taxable AFUDC equity. See Note 3 to the financial statements of Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for additional information. AFUDC equity has substantially decreased following commercial operation of the project in June 2005; thus Savannah Electric’s annual effective income tax rate is expected to be approximately 35% for 2005. See Note 5 to the financial statements of Savannah Electric in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
     Dividends on preferred stock. Dividends on preferred stock increased for the second quarter and year-to-date 2005 due to the issuance of 1.8 million shares of 6.00% Series Preferred Stock in June 2004.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Savannah Electric’s future earnings potential. The level of Savannah Electric’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Savannah Electric’s business of selling electricity. These factors include Savannah Electric’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Savannah Electric’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Savannah Electric in Item 7 of the Form 10-K.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K.
     The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Savannah Electric’s facilities or through the purchase of allowances. The impact of this final rule on Savannah Electric will, however, depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On March 15, 2005, the EPA announced the final Clean Air Mercury Rule, selecting a cap-and-trade approach to be implemented in two phases, 2010 and 2018. The rule sets a permanent cap on emissions at the 2018 level and provides for an emissions allowance trading market. The impact of this final rule on Savannah Electric will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
     On June 15, 2005, the EPA issued final rules addressing Best Available Retrofit Technology (BART) standards under the Regional Haze Program. States must develop regulations to implement the federal regional haze requirements, including BART standards, by December 17, 2007. The impact of the final BART rules on Savannah Electric will depend on the outcome of any litigation over the final rules and the development and implementation of the applicable state regulations and therefore cannot be determined at this time.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Market-Based Rate Authority” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Savannah Electric has authorization from the FERC to sell power to non-affiliates at market-based prices. Savannah Electric, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Savannah Electric may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30,

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2005 is not material to Savannah Electric’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. See Note 3 to the financial statements of Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for additional information on the McIntosh PPA proceeding.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Retail Rate Case Filing
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Rate Case Filing” in Item 7 and Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters — 2004 Retail Rate Case Filing” in Item 8 of the Form 10-K and Note (M) to the Condensed Financial Statements herein for additional information.
     On May 17, 2005, the Georgia PSC approved a new three-year retail rate plan for Savannah Electric ending May 31, 2008 (2005 Plan). Under the terms of the 2005 Plan, earnings will be evaluated against a retail return on common equity range of 9.75% to 11.75%. Two-thirds of any earnings above 11.75% will be applied to rate refunds with the remaining one-third retained by Savannah Electric. Retail base rates were increased by

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $9.6 million, or 5.1%, on an annual basis effective in June 2005 to cover the cost of new generation and PPAs; higher operating and maintenance expenses; and continued investment in new transmission and distribution facilities to support growth and ensure reliability.
     Savannah Electric will not file for a general base rate increase unless its projected retail return on common equity falls below 9.75%. Savannah Electric is required to file a general rate case on November 30, 2007, in response to which the Georgia PSC would be expected to determine whether the rate plan should be continued, modified, or discontinued.
Retail Fuel Cost Recovery
At June 30, 2005, Savannah Electric’s under-recovered fuel balance totaled $40.6 million. In response to this increase and the expected continuation of rising fuel costs, Savannah Electric anticipates filing a request with the Georgia PSC in August 2005 to increase its fuel cost recovery rate. In a separate proceeding, on August 2, 2005, the Georgia PSC approved its staff’s recommendation to initiate an investigation of Savannah Electric’s fuel practices. The ultimate outcome of these matters cannot now be determined.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Savannah Electric is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
     Effective September 30, 2004, Savannah Electric retired Units 4 and 5 at Plant Riverside. The remaining units at the plant were retired on May 31, 2005. These retirements had no material impact on Savannah Electric’s financial statements.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Savannah Electric in Item 7 of the

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
FASB Statement No. 123R, Share-Based Payments, was issued in December 2004. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity instruments issued. In April 2005, the SEC amended the compliance dates for FASB Statement No. 123R. For Savannah Electric, this statement is now effective beginning January 1, 2006. Although the compensation expense calculation required under the revised statement differs slightly, the impacts on Savannah Electric’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements of Savannah Electric under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Savannah Electric’s financial condition remained stable at June 30, 2005. Net cash flow provided from (used in) operating activities totaled $(4.9) million for the first six months of 2005, compared to $10.0 million for the first six months of 2004. The $14.9 million decrease in 2005 resulted primarily from higher fuel costs. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Major changes in Savannah Electric’s financial condition during the first six months of 2005 included the addition of approximately $26.2 million to utility plant, which includes the Plant McIntosh combined cycle construction project. The funds for these additions and other capital requirements were derived primarily from short-term debt. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $21 million will be required by June 30, 2006 for redemptions and maturities of long-term debt.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new securities issuances. The amount, type, and timing of any future financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Savannah Electric in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Savannah Electric had at June 30, 2005 approximately $3.8 million of cash and cash equivalents and $80 million of unused committed credit arrangements with banks, of which $31 million expire in 2005, $29 million expire in 2006, and $20 million expires in 2008. All of the unused credit arrangements expiring in 2005 include two-year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to its variable rate debt and its commercial paper. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At June 30, 2005, Savannah Electric had $48.4 million of outstanding commercial paper and $14.0 million of outstanding extendible commercial notes.
Credit Rating Risk
Savannah Electric does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Savannah Electric is party to certain derivatives agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At June 30, 2005, Savannah Electric had no exposure under these contracts.
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

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at June 30, 2005 was as follows:

	Second Quarter
	2005	Year-to-Date
	Changes	Changes

	Fair Value

	(in thousands)
Contracts beginning of period	$8,034	$1,474
Contracts realized or settled	(2,712)	(2,733)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(158)	6,423

Contracts at June 30, 2005	$5,164	$5,164

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

		(in thousands)
Actively quoted	$5,167	$2,993	$2,174
External sources	(3)	(3)	—
Models and other methods	—	—	—

Contracts at June 30, 2005	$5,164	$2,990	$2,174

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Savannah Electric did not issue or redeem any long-term securities during the first six months of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
     In the first six months of 2005, Savannah Electric entered into a forward starting interest rate swap in order to mitigate its exposure to unfavorable changes in interest rates related to a series of senior notes Savannah Electric anticipates to issue in 2006. See Note (F) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$39,703	$73,032	$79,807	$159,731
Affiliates	109,217	107,218	221,554	194,013
Other revenues	306	2,499	686	4,610

Total operating revenues	149,226	182,749	302,047	358,354

Operating Expenses:
Fuel	26,730	43,998	61,274	74,333
Purchased power —
Non-affiliates	10,772	25,813	19,634	39,418
Affiliates	16,159	28,926	37,113	70,982
Other operations	13,814	13,529	26,533	28,254
Maintenance	4,939	4,407	8,198	7,419
Depreciation and amortization	13,109	12,796	25,892	25,574
Taxes other than income taxes	3,092	2,718	6,047	5,397

Total operating expenses	88,615	132,187	184,691	251,377

Operating Income	60,611	50,562	117,356	106,977
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,935)	(14,323)	(39,179)	(26,909)
Other income (expense), net	202	1,271	294	1,764

Total other income and (expense)	(19,733)	(13,052)	(38,885)	(25,145)

Earnings Before Income Taxes	40,878	37,510	78,471	81,832
Income taxes	15,644	15,093	30,164	32,230

Net Income	$25,234	$22,417	$48,307	$49,602

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income	$25,234	$22,417	$48,307	$49,602
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $50, $104, $50 and $(418), respectively	72	166	72	(762)
Reclassification adjustment for amounts included in net income, net of tax of $1,050, $886, $2,091 and $1,873, respectively	1,620	1,414	3,232	2,983

COMPREHENSIVE INCOME	$26,926	$23,997	$51,611	$51,823

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$48,307	$49,602
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	33,271	32,521
Deferred income taxes and investment tax credits, net	23,272	20,281
Deferred revenues	(26,309)	(14,972)
Tax benefit of stock options	231	100
Other, net	(1,205)	483
Changes in certain current assets and liabilities —
Receivables, net	(34,828)	(32,912)
Fossil fuel stock	(3,092)	2,880
Materials and supplies	(2,494)	(1,493)
Other current assets	5,659	10,480
Accounts payable	213	(21,417)
Accrued taxes	6,794	5,577
Accrued interest	49	(291)

Net cash provided from operating activities	49,868	50,839

Investing Activities:
Gross property additions	(218,822)	(94,991)
Sale of property to affiliates	—	400,346
Change in construction payables, net	(103)	(9,463)
Other	—	778

Net cash provided from (used for) investing activities	(218,925)	296,670

Financing Activities:
Increase (decrease) in notes payable, net	163,090	(90,218)
Redemptions — Other long-term debt	(200)	—
Capital distributions to parent company	—	(225,000)
Other	(958)	—

Net cash provided from (used for) financing activities	161,932	(315,218)

Net Change in Cash and Cash Equivalents	(7,125)	32,291
Cash and Cash Equivalents at Beginning of Period	25,241	2,798

Cash and Cash Equivalents at End of Period	$18,116	$35,089

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $0 and $15,544 capitalized for 2005 and 2004, respectively)	$31,562	$19,839
Income taxes (net of refunds)	$3,582	$2,201
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$18,116	$25,241
Receivables —
Customer accounts receivable	16,705	12,865
Other accounts receivable	1,134	893
Accumulated provision for uncollectible accounts	(350)	(350)
Affiliated companies	56,170	25,423
Fossil fuel stock, at average cost	5,997	2,904
Materials and supplies, at average cost	12,333	9,839
Prepaid income taxes	6,575	4,619
Prepaid expenses	3,440	8,085
Other	83	112

Total current assets	120,203	89,631

Property, Plant, and Equipment:
In service	2,028,502	1,821,434
Less accumulated provision for depreciation	137,110	111,200

	1,891,392	1,710,234
Construction work in progress	202,243	200,903

Total property, plant, and equipment	2,093,635	1,911,137

Deferred Charges and Other Assets:
Unamortized debt issuance expense	13,183	14,078
Prepaid long-term service agreements	45,492	34,800
Other—
Affiliated	6,517	6,455
Other	10,868	10,912

Total deferred charges and other assets	76,060	66,245

Total Assets	$2,289,898	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	163,090	—
Accounts payable —
Affiliated	24,756	19,265
Other	5,751	11,024
Accrued taxes —
Income taxes	4,108	—
Accrued taxes — Other	9,159	4,104
Accrued interest	28,675	28,626
Other	11	83

Total current liabilities	235,750	63,302

Long-term Debt	1,099,423	1,099,435

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	65,625	40,212
Deferred capacity revenues — Affiliated	12,579	39,118
Other—
Affiliated	12,774	13,333
Other	294	2

Total deferred credits and other liabilities	91,272	92,665

Total Liabilities	1,426,445	1,255,402

Common Stockholder’s Equity:
Common stock, par value $.01 per share —	—	—
Authorized - 1,000,000 shares
Outstanding - 1,000 shares
Paid-in capital	740,766	740,535
Retained earnings	170,441	122,134
Accumulated other comprehensive loss	(47,754)	(51,058)

Total common stockholder’s equity	863,453	811,611

Total Liabilities and Stockholder’s Equity	$2,289,898	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2005 vs. SECOND QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Southern Power constructs, owns, and manages Southern Company’s competitive generation assets and sells electricity at market-based rates in the Super Southeast wholesale market. Southern Power continues to focus on executing its regional strategy in the Super Southeast in 2005. Southern Power continues to address questions at the federal regulatory level relative to market power and affiliate transactions. See FUTURE EARNINGS POTENTIAL — “FERC Matters” herein for additional detail.
     To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on two key performance indicators. These indicators consist of plant availability and peak season equivalent forced outage rate (EFOR). Plant availability shows the percentage of time during the year that Southern Power’s generating units are available to be called upon to generate (the higher the better), whereas the EFOR more narrowly defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Power’s net income for the second quarter and year-to-date 2005 was $25.2 million and $48.3 million compared to $22.4 million and $49.6 million, respectively, for the corresponding periods of 2004. The increase in second quarter 2005 earnings of $2.8 million, or 12.6%, was primarily the result of new operations at Plant Oleander and lower purchased power and fuel expenses. The decrease in year-to-date 2005 earnings of $1.3 million, or 2.6%, is primarily a result of ceasing the capitalization of interest on construction. Capitalization of construction interest ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. Also see Note (O) to the Condensed Financial Statements herein for information on the acquisition of Oleander Power Project, L.P. (Oleander) in June 2005.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Sales for resale — non-affiliates	$(33,329)	(45.6)	$(79,924)	(50.0)
Sales for resale — affiliates	$1,999	1.9	27,541	14.2
Other revenues	(2,193)	(87.8)	(3,924)	(85.1)
Fuel expense	(17,268)	(39.2)	(13,059)	(17.6)
Purchased power expense — non-affiliates	(15,041)	(58.3)	(19,784)	(50.2)
Purchased power expense — affiliates	(12,767)	(44.1)	(33,869)	(47.7)
Interest expense, net of amounts capitalized	(5,612)	(39.2)	(12,270)	(45.6)

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — affiliates and non-affiliates. Second quarter and year-to-date 2005 revenues from sales for resale to non-affiliates decreased and sales to affiliates increased when compared to the corresponding periods in 2004 due primarily to the inception of a new PPA with Georgia Power at Plant Harris Unit 2 and a scheduled increase in the existing PPA with Georgia Power at Plant Franklin Unit 2 in June 2004. These units were initially placed into service in June 2003 and were previously available for market sales to non-affiliates until the commencement of the affiliate PPAs. Reductions in operating revenues at Plant Harris Unit 2 and Plant Franklin Unit 2 caused by the shift from market sales of this capacity to sales to affiliates under PPAs in June 2004 were largely offset by reductions in purchased power expense and fuel expense.
     Other revenues. In the second quarter and year-to-date 2005, other revenues decreased when compared to the corresponding quarter and year-to-date 2004. This decrease was primarily due to the expiration of a contract that included significant transmission components, as well as the inception of the PPA with Georgia Power at Plant Harris Unit 2.
     Fuel expense. Fuel expense in the second quarter 2005 decreased when compared to the same period in 2004 despite a 13% increase in fuel prices. The reduction is attributed to 15% lower generation during the second quarter 2005 at Plant Wansley due to milder weather when compared to the second quarter 2004. Also contributing was the shift of fuel responsibility for Plant Harris Unit 2 and a portion of Plant Franklin Unit 2 to Georgia Power beginning in June 2004 in accordance with the terms of the PPAs. The year-to-date 2005 decrease when compared to the same period in 2004 is primarily due to the inception of the Georgia Power PPA at Plant Harris Unit 2 and the full commitment of Plant Franklin Unit 2. Existing PPAs generally provide that the purchasers are responsible for substantially all of the fuel costs relating to energy delivered under the PPAs; therefore, changes in fuel expenses do not have a significant impact on net income.
     Purchased power expense — affiliates and non-affiliates. The decreases in purchased power from affiliates and non-affiliates during the second quarter and year-to-date 2005 when compared to the corresponding periods of 2004 are primarily due to the commitment of Plant Harris Unit 2 and the commitment of an additional portion of Plant Franklin Unit 2 to Georgia Power beginning in June 2004; prior to that time the capacity from these units was sold into short-term markets and related energy sales were sometimes served with short-term power purchases from both affiliates and non-affiliates when market costs were lower than the cost of self-generation.
     Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized increased in the second quarter and year-to-date 2005 when compared to the same periods in 2004 primarily as the result of ceasing the capitalization of interest on construction. Capitalized interest on construction ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. Interest expense also increased due to additional financing for the purchase of the Oleander plant in June 2005.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
FERC Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Southern Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to Southern Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. See Note 2 to the financial statements of Southern Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for more information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Other Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “General” and “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that the counterparty does not meet certain rating or financial requirements. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
     On June 7, 2005, Southern Power, through certain of its wholly-owned subsidiaries, acquired all of the outstanding general and limited partnership interests of Oleander from Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. Southern Power’s acquisition of the general and limited partnership interests in Oleander was pursuant to a Purchase and Sale Agreement dated April 8, 2005, for an aggregate purchase price of approximately $206 million, plus approximately $12 million of working capital and other adjustments. The purchase was for a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively. See Note (O) to the Condensed Financial Statements herein for additional information.
     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.
     In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush is expected to sign into law in early August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Southern Power is still reviewing the legislation; however, its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition and Asset Impairments.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Major changes in Southern Power’s financial condition during the second quarter 2005 included the purchase of Oleander which closed on June 7, 2005. This acquisition of Oleander contributed an additional $218 million of utility plant and working capital items. This acquisition was financed with the addition of $143 million of commercial paper as well as funds generated from operations
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY —“Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements.
Sources of Capital
Southern Power may use external funds, equity capital from Southern Company, or internally generated cash from operations to finance any new projects and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     At June 30, 2005, Southern Power’s current liabilities exceeded current assets due to the issuance of commercial paper and the use of internal cash to finance the Oleander acquisition. To meet liquidity and capital resource requirements, in June 2005 Southern Power entered into a new $400 million committed credit facility with banks expiring in 2010. This new arrangement replaces Southern Power’s previous $325 million unsecured syndicated credit arrangement. The new arrangement eliminates all cross defaults and Southern Company guarantee terms and conditions that existed in the previous arrangement. The new $400 million revolving credit facility does include two financial covenants, a 65% debt to capitalization test and an 80% contract coverage test. Proceeds from borrowings under this arrangement may be used for working capital and general corporate purposes. This arrangement also provides liquidity support for Southern Power’s commercial paper program. At June 30, 2005, Southern Power had no outstanding borrowings under its new credit facility.
     At June 30, 2005, Southern Power had approximately $163.1 million of commercial paper outstanding. Amounts drawn under the commercial paper program may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At June 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $44 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $107 million. In addition, through the acquisition of Oleander, Southern Power assumed a PPA with Seminole Electric Cooperative, Inc. that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below for an amount which currently cannot be determined. Southern Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At June 30, 2005, Southern Power had no material exposure related to these agreements.
Market Price Risk
Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity. Any unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income. The fair value of derivative energy contracts at June 30, 2005 was immaterial.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, P, Q, R

Alabama Power	A, B, C, D, F, G, H, I

Georgia Power	A, B, C, D, F, G, J

Gulf Power	A, B, C, D, F, G, K

Mississippi Power	A, B, C, D, F, G, L

Savannah Electric	A, B, C, D, F, G, H, M, N

Southern Power	A, B, F, O

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

See Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters – New Source Review Actions” and Georgia Power, Gulf Power and Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K. On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on the two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the claims, stayed the entire case, and referred the parties to mediation to be completed by September 9, 2005. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. The Georgia Power and Savannah Electric case, which is pending in federal district court in Georgia, remains administratively closed. The ultimate outcome of these matters cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

MIRANT RELATED MATTERS

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.
     In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2004, Mirant’s bankruptcy counsel notified Southern Company that it was investigating, on behalf of a committee of independent Mirant directors, potential claims against Southern Company.
     In June 2005, Mirant, as a debtor in possession, and The Official Committee of Unsecured Creditors of Mirant Corporation filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas and filed an amended complaint on July 6, 2005. The complaint alleges that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company in 1999 and 2000 with actual intent to hinder, delay, or defraud creditors or, alternatively, when Southern Company knew or should have known that Mirant was allegedly insolvent, undercapitalized or unable to pay its debts. The alleged fraudulent transfers and/or illegal dividends include: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer Mirant asserts is valued at $247.9 million. The complaint also seeks to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of liability and that Southern Company caused Mirant to breach its fiduciary duty of loyalty to its creditors. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys fees, and costs. Finally, Mirant objects to Southern Company’s claims against Mirant in the Bankruptcy Court (which, in the aggregate, currently total approximately $70 million) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company believes there is no meritorious basis for Mirant’s claims and intends to vigorously defend itself in this action.
     On July 13, 2005, The Official Committee of Unsecured Creditors of Mirant Corporation, on behalf of Mirant, as a debtor in possession, and its creditors, filed a complaint in the Bankruptcy Court against certain former officers and directors of Mirant and/or Southern Company. The complaint alleges that the defendants breached their fiduciary duties of loyalty and care owed to Mirant and its creditors by allowing Mirant to overpay for certain acquisitions of utility assets in 1997, 1998, and 1999, and by authorizing or participating in the transfers described above from Mirant to Southern Company in 1999 and 2000 when Mirant was allegedly insolvent, undercapitalized, or unable to pay its debts. Specifically, the complaint alleges that the defendants lacked independence in judgment and failed to act in the best

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
interest of Mirant and its creditors when they authorized or participated in these acquisitions and transfers. The complaint seeks to recover damages in excess of $1.9 billion for the transfers in 1999 and 2000. Under certain circumstances, Southern Company may be obligated under its Bylaws to indemnify the individuals named as defendants in the complaint.
     The ultimate outcome of these matters cannot be determined at this time.
RACE DISCRIMINATION LITIGATION

See Note 3 to the financial statements of Southern Company and Georgia Power under “Race Discrimination Litigation” in Item 8 of the Form 10-K. On April 15, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiffs’ petition for rehearing by the entire Eleventh Circuit panel of judges. On July 13, 2005, the plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court, asking the Court to review several adverse rulings made by the trial court and the U.S. Court of Appeals for the Eleventh Circuit. Georgia Power will file an opposition brief shortly. The final outcome of this matter cannot now be determined.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Through SCS, as agent, the retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. On July 8, 2005, the FERC initiated a hearing before an administrative law judge to review the generation market power issues. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through June 30, 2005 is not material to the net income of Southern Company, any of the retail operating companies, or Southern Power. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, on May 5, 2005, the FERC issued an order expanding the generation market power proceeding initiated in December 2004 to include an investigation of whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     Also on May 5, 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In 2000, in connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. See Note 3 to the financial statements of Southern Company, Georgia Power and Savannah Electric and Note 2 to the financial statements of Southern Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceedings. However, the final outcome of these matters, including any remedies to be applied in the event of an adverse ruling in these proceedings, cannot now be determined.
INCOME TAX MATTERS

See Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K for information related to Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), which the IRS challenged in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $25 million. In addition, the IRS has proposed a penalty of approximately $16 million. Additionally, although the payment of the tax liability, exclusive of interest and any penalties, would not affect Southern Company’s results of operations under current accounting standards, it could have a material impact on cash flow. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. Furthermore, the FASB has recently proposed changes to the accounting for both leveraged leases and uncertain tax positions. If approved as proposed, these changes could require Southern Company to reflect the tax deductions that the IRS is challenging as currently payable on the balance sheet and to change the timing of the income recognized under the leases, including a cumulative effect upon adoption of this change that could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes, the related deductions are allowable, and the assessment of a penalty is inappropriate. Southern Company is continuing to pursue resolution of these matters with the IRS; however, the ultimate outcome of these matters cannot now be determined.

(C)	See Note 1 to the financial statements of Southern Company and the retail operating companies under “Stock Options” and Note 8 to the financial statements of Southern Company and the retail operating companies under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
the date of the grant. The estimated fair values of stock options granted during the three-month and six-month periods ending June 30, 2005 and 2004 have been derived using the Black-Scholes stock option pricing model.

The following table shows the assumptions and the weighted average fair values of these stock options:

				Six
			Six	Months
			Months	Ended
	Three Months Ended	Three Months Ended	Ended	June 30,
	June 30, 2005	June 30, 2004	June 30, 2005	2004
Interest rate	3.8%	3.7%	3.9%	3.1%
Average expected life of stock options (in years)	5	5	5	5
Expected volatility of common stock	17.7%	19.6%	17.9%	19.7%
Expected annual dividends on common stock	$1.49	$1.40	$1.43	$1.40
Weighted average fair value of stock options granted	$3.78	$3.41	$3.90	$3.29
The pro forma impact of fair-value accounting for options granted on Southern Company’s consolidated earnings per share is as follows: (in millions)

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share (dollars):
Basic	$0.52	$0.51	$0.48	$0.47
Diluted	$0.52	$0.51	$0.47	$0.46

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share (dollars):
Basic	$0.95	$0.93	$0.93	$0.91
Diluted	$0.95	$0.93	$0.92	$0.90

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The pro forma impact of fair-value accounting for options granted on net income after dividends on preferred stock is as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income after dividends on preferred stock
Alabama Power	$121	$121	$104	$104
Georgia Power	158	157	156	155
Gulf Power	21	21	19	19
Mississippi Power	26	26	22	22
Savannah Electric	8	8	7	7

Southern Company	$387	$385	$352	$350

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income after dividends on preferred stock
Alabama Power	$215	$213	$195	$193
Georgia Power	300	297	300	297
Gulf Power	36	36	36	35
Mississippi Power	43	42	39	39
Savannah Electric	9	8	10	9

Southern Company	$710	$696	$683	$671
(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets (in millions).

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/04	Incurred	Settled	Accretion	Revisions	6/30/05
Alabama Power	$383.6	$—	$—	$13.0	$(0.4)	$396.2
Georgia Power	504.5	—	(0.6)	16.4	—	520.3
Gulf Power	5.8	—	—	0.2	—	6.0
Mississippi Power	5.5	—	—	0.2	—	5.7
Savannah Electric	3.9	0.5	(0.3)	0.1	—	4.2

Southern Company	$903.3	$0.5	$(0.9)	$29.9	$(0.4)	$932.4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

As reported shares	746,823	738,185	745,424	737,412
Effect of options	4,193	4,268	3,936	4,508
Diluted shares	751,016	742,453	749,360	741,920

(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K. At June 30, 2005, the fair value of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric

	Amounts
Regulatory liabilities, net	$64.8	$19.3	$18.9	$6.7	$14.8	$5.2
Other comprehensive income (loss)	(0.7)	—	—	—	(0.8)	—
Net income (loss)	(0.1)	—	—	—	—	—

Total fair value	$64.0	$19.3	$18.9	$6.7	$14.0	$5.2

     For the three months and six months ended June 30, 2005 and 2004, the amounts recognized in income for derivative energy contracts that are not hedges, as well as the amounts expected to be reclassified from other comprehensive income to fuel expense for the twelve month period ending June 30, 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and six months ended June 30, 2005 and 2004.
     In April 2005, Southern Company entered into a purchased option with an initial fair value of approximately $7 million to reduce its exposure to a potential phase-out of certain income tax credits in 2005. In accordance with Section 29 of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At June 30, 2005 the fair value of the option was approximately $6 million. For the three months and six months ended June 30, 2005, the expense recognized in income to mark the option to market was $1 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     At June 30, 2005, Southern Company had $3.1 billion notional amount of interest rate derivatives outstanding with net fair value losses of $5.0 million as follows:
Fair Value Hedges

					Fair Value Gain
				Hedge	(Loss)
	Notional			Maturity	June 30, 2005
	Amount	Fixed Rate Received	Variable Rate Paid	Date	(in millions)

			6-month LIBOR
			(in arrears)
Southern Company	$400 million	5.30%	less 0.103%	February 2007	$10.8

Southern Company	$40 million	7.625%	6-month LIBOR	December 2009	0.7
			(in arrears) plus
			2.9225%
Cash Flow Hedges

					Fair Value
			Weighted Average	Hedge	Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Maturity	June 30, 2005
	Amount	Received	Paid	Date	(in millions)

Alabama Power	$536 million	BMA Index	2.007%	January 2007	$6.5
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	3.4
Alabama Power	$300 million	3-month LIBOR	4.798%	December 2015	(9.8)
Alabama Power	$300 million	3-month LIBOR	4.418%	February 2016	(0.5)
Georgia Power	$100 million	3-month LIBOR	5.029%	December 2015	(5.1)
Georgia Power*	$150 million	3-month LIBOR	4.133 — 6.00%	February 2016	(1.3)
Georgia Power**	$400 million	Floating	2.35 — 3.85%	December 2007	0.6
Georgia Power	$300 million	3-month LIBOR	4.58 — 5.75%	July 2037	(10.0)
Georgia Power	$300 million	1-month LIBOR	2.6745%	June 2007	0.2
Savannah Electric	$ 14 million	BMA Index	2.502%	December 2007	0.1
Savannah Electric	$ 30 million	3-month LIBOR	4.686%	May 2016	(0.6)

*	Interest rate collar

**	Series of interest rate caps and collars with variable rate based on one-month LIBOR

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the twelve month period ended June 30, 2006, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense.

(in millions)

Alabama Power	$4.8
Georgia Power	(2.1)
Gulf Power	(0.3)
Savannah Electric	—
Southern Power	(11.5)

Southern Company	$(9.1)
(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and six-month periods ending June 30, 2005 and 2004 are as follows (in millions):

	Southern	Alabama	Georgia		Mississippi	Savannah
PENSION PLANS	Company	Power	Power	Gulf Power	Power	Electric

Three Months Ended June 30, 2005

Service cost	$35	$8	$11	$2	$2	$1
Interest cost	72	19	27	3	3	1
Expected return on plan assets	(116)	(35)	(46)	(5)	(5)	(1)
Recognized net (gain)/loss	3	1	1	—	—	—
Net amortization	6	2	2	—	—	—
Net cost (income)	$—	$(5)	$(5)	$—	$—	$1

Six Months Ended June 30, 2005

Service cost	$71	$17	$23	$4	$3	$2
Interest cost	143	37	53	6	7	3
Expected return on plan assets	(231)	(70)	(92)	(10)	(9)	(2)
Recognized net (gain)/loss	6	1	2	—	—	—
Net amortization	11	4	3	—	—	—
Net cost (income)	$—	$(11)	$(11)	$—	$1	$3

Three Months Ended June 30, 2004

Service cost	$32	$8	$10	$1	$2	$1
Interest cost	68	18	26	3	3	1
Expected return on plan assets	(113)	(35)	(45)	(5)	(5)	(1)
Recognized net (gain)/loss	(1)	(1)	(1)	—	—	—
Net amortization	4	1	2	—	—	—
Net cost (income)	$(10)	$(9)	$(8)	$(1)	$—	$1

Six Months Ended June 30, 2004

Service cost	$64	$16	$20	$2	$4	$2
Interest cost	136	36	52	6	6	2
Expected return on plan assets	(226)	(70)	(90)	(10)	(10)	(2)
Recognized net (gain)/loss	(2)	(2)	(2)	—	—	—
Net amortization	8	2	4	—	—	—
Net cost (income)	$(20)	$(18)	$(16)	$(2)	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

POSTRETIREMENT PLANS	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric

Three Months Ended June 30, 2005

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	24	7	10	1	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—	—
Net amortization	10	3	5	—	—	—
Net cost (income)	$30	$8	$12	$1	$1	$1

Six Months Ended June 30, 2005

Service cost	$14	$4	$5	$1	$1	$—
Interest cost	48	13	21	2	2	1
Expected return on plan assets	(22)	(8)	(11)	(1)	(1)	—
Net amortization	19	5	9	—	1	1
Net cost (income)	$59	$14	$24	$2	$3	$2

Three Months Ended June 30, 2004

Service cost	$7	$2	$2	$—	$—	$—
Interest cost	24	6	11	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	9	2	5	—	—	—
Net cost (income)	$28	$6	$12	$1	$1	$1

Six Months Ended June 30, 2004

Service cost	$14	$4	$4	$—	$—	$—
Interest cost	48	12	22	2	2	2
Expected return on plan assets	(24)	(8)	(12)	—	—	—
Net amortization	18	4	10	—	—	—
Net cost (income)	$56	$12	$24	$2	$2	$2
(H)	See Note 5 to the financial statements of Southern Company, Alabama Power, and Savannah Electric in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC-approved accounting order to restore the natural disaster reserve, Alabama Power recorded a reduction in its income tax expense of approximately $27.7 million for the six months ended June 30, 2005. In addition, in connection with construction on the Plant McIntosh combined cycle units, Savannah Electric recorded an increase of approximately $0.5 million and $1.6 million in AFUDC equity, which is not taxable, for the three months and six months ended June 30, 2005, respectively. The impact of these entries caused a significant reduction in the effective income tax rate for the six months ended June 30, 2005 for each of Southern Company, Alabama Power, and Savannah Electric. On an annual basis, the effective income tax rate for 2005 is expected to be approximately 27% for Southern Company, 35% for Alabama Power, and 35% for Savannah Electric. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K. For additional information on the Plant McIntosh construction, see Note 3 to the financial statements of Southern Company and Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(I)	Alabama Power fuel costs are recovered under Rate ECR (Energy Cost Recovery), which provides for the addition of a fuel and energy cost factor to base rates. In April 2005, this factor was increased from 1.518 cents per kilowatt-hour to 1.788 cents per kilowatt-hour, which should result in a 4.5% increase in annual retail revenues, or approximately $148 million. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. Alabama Power’s under recovered fuel costs as of June 30, 2005 totaled $127.4 million. See Note 3 to the financial statements of Southern Company and Alabama Power under “Alabama Power Retail Regulatory Matters” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for additional information.
     See Note 1 to the financial statements of Southern Company and Alabama Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on Alabama Power’s external nuclear decommissioning trust funds (NDT). On May 12, 2005, Alabama Power received notice from the NRC renewing the licenses on both reactor units at Plant Farley for an additional 20 years. As a result of the license extension, amounts previously contributed to the NDT are currently projected to be adequate to meet the decommissioning obligations. Therefore, on June 23, 2005, the Alabama PSC approved Alabama Power’s request to suspend, effective January 1, 2005, the inclusion in its annual cost of service of $18 million in decommissioning costs and to also suspend the associated obligation to make semi-annual contributions to the NDT. Alabama Power will continue to provide site specific estimates of the decommissioning costs and related projections of funds in the NDT to the Alabama PSC and, if necessary, would seek the Alabama PSC’s approval to address any changes in a manner consistent with NRC and other applicable requirements. The approved suspension would not affect the transfer of internal reserves (less than $1 million annually) previously collected from customers prior to the establishment of the NDT over the remaining life of the licenses.
     On July 10, 2005, Hurricane Dennis impacted the Gulf Coast of Alabama and continued north through the state of Alabama, causing significant damage in parts of the service territory of Alabama Power. Approximately 241,000 of Alabama Power’s 1,390,000 customer accounts were without electrical service immediately after the hurricane. See Note 1 to the financial statements of Alabama Power under “Natural Disaster Reserve” in Item 8 of the Form 10-K for information on how Alabama Power maintains a reserve to cover uninsured expenses resulting from storms. The total operation and maintenance costs associated with repairing the damage to facilities and restoring service to customers are preliminarily estimated to be $30 million. The June 30, 2005 balance of $4.2 million in the natural disaster reserve is not sufficient to cover these costs. Alabama Power has requested clarification from the Alabama PSC concerning an October 2004 order that allows the natural disaster reserve to carry a negative balance and to defer such costs for recovery in future periods to be determined by the Alabama PSC. If this request is not approved, Alabama Power would be required to expense the costs in excess of the reserve balance in the third quarter of 2005.
     On July 28, 2005, Alabama Power filed two applications with the FERC for a new 50-year license for the Alabama Power’s seven hydroelectric developments on the Coosa River (Weiss, Henry, Logan Martin, Lay, Mitchell, Jordan, and Bouldin) and a new 50-year license for the Lewis Smith and Bankhead developments on the Warrior River. The FERC licenses for all of these nine projects expire in 2007. Upon or after the expiration of each license, the United States Government, by act of Congress, may take over the project or the FERC may relicense the project either to the original licensee or to a new licensee. The FERC may grant relicenses subject to certain requirements that could result in additional costs to Alabama Power. The final outcome of this matter cannot be determined at this time.
(J)	On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under-recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
average annual increase in revenues of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under-recovered regulatory clause revenues was reclassified from current assets to deferred charges and other assets on the balance sheet.

(K)	See Note 3 to the financial statements of Southern Company and Gulf Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for information on a Stipulation and Settlement filed with the Florida PSC to resolve all matters regarding the effects of Hurricane Ivan on Gulf Power’s reserve for property damage. The Florida PSC approved the Stipulation and Settlement as filed in March 2005 and Gulf Power began billing customers accordingly in April 2005. In connection with the Stipulation, Gulf Power has agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007.
     On July 10, 2005, Hurricane Dennis impacted the Gulf Coast of Florida causing substantial damage in Gulf Power’s service territory. Approximately 242,000 of Gulf Power’s 405,000 customer accounts were without electrical service immediately after the hurricane struck. See Note 1 to the financial statements of Gulf Power under “Provision for Property Damage” in Item 8 of the Form 10-K for information on Gulf Power’s accrual to cover the cost of damages to its transmission and distribution lines from major storms and the cost of uninsured damages to its generation facilities and other property. Due to the damages incurred last year related to Hurricane Ivan, the accumulated reserve had a deficit balance of $42 million at June 30, 2005. The current preliminary estimate of Hurricane Dennis restoration costs are approximately $60 million. The established policy of the Florida PSC, as recently reaffirmed by its decisions following the 2004 hurricane experience of Florida’s investor owned electric utilities, provides for recovery of these costs through the mechanism of the property insurance reserve and, where necessary, through a special recovery surcharge. In 2005, the Florida legislature authorized securitized financing as an additional mechanism available to the Florida PSC and electric utilities in Florida for addressing the extraordinary costs associated with hurricanes. Based upon the additional costs related to Hurricane Dennis, this option, along with other alternatives, is being evaluated.
(L)	On June 30, 2005, Mississippi Power issued $30 million of Series G 5.40% Senior Notes due July 1, 2035. The proceeds were used to purchase Treasury securities for the legal defeasance of $30 million principal amount of its First Mortgage Bonds, 6 7/8% Series. An irrevocable trust agreement was executed by Mississippi Power and the trustee for the bond holders under which the bonds will be redeemed in December 2005. As a result of this legal defeasance, there are no longer any first mortgage bond liens on Mississippi Power’s property and Mississippi Power no longer has to comply with the covenants and restrictions of the first mortgage bond indenture. The liability associated with the first mortgage bonds has been extinguished on Mississippi Power’s balance sheet since Mississippi Power has been legally released from being the primary obligor by the bondholders.

(M)	On May 17, 2005, the Georgia PSC approved a new three-year retail rate plan for Savannah Electric ending May 31, 2008 (2005 Plan). Under the terms of the 2005 Plan, earnings will be evaluated against a retail return on common equity range of 9.75% to 11.75%. Two-thirds of any earnings above 11.75% will be applied to rate refunds with the remaining one-third retained by Savannah Electric. Retail base rates were increased by approximately $9.6 million, or 5.1%, on an annual basis effective in June 2005 to cover the cost of new generation and PPAs; higher operating and maintenance expenses; and continued investment in new transmission and distribution facilities to support growth and ensure reliability.
     Savannah Electric will not file for a general base rate increase unless its projected retail return on common equity falls below 9.75%. Savannah Electric is required to file a general rate case on November 30, 2007, in response to which the Georgia PSC would be expected to determine whether the rate plan should be continued, modified, or discontinued.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     Savannah Electric anticipates filing a request with the Georgia PSC in August 2005 to increase its fuel cost recovery rate in response to rising fuel costs and to recover its under-recovered fuel balance. The ultimate outcome of this matter cannot now be determined.
(N)	See Notes 9 and 10 to the financial statements of Savannah Electric in Item 8 of the Form 10-K for information regarding Savannah Electric’s restatement of its financial statements for the three-month and six-month periods ended June 30, 2004 as the result of errors in the estimate of unbilled revenues for the period. A summary of the effects of those restatement adjustments for the three-month and six-month periods ended June 30, 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As Originally	As	As Originally	As
	Reported	Restated	Reported	Restated

Retail sales revenues	$88,437	$87,516	$156,460	$155,025
Total operating revenues	92,070	91,149	164,905	163,470
Operating income	14,892	13,971	23,438	22,003
Earnings before income taxes	11,830	10,908	16,776	15,341
Income taxes	4,331	3,974	6,129	5,574
Net income	7,499	6,934	10,647	9,767
Net income after dividends on preferred stock	7,349	6,784	10,497	9,617
Comprehensive income	7,390	6,825	10,529	9,649

(O)	On June 7, 2005, Southern Power, through certain of its wholly-owned subsidiaries, acquired all of the outstanding general and limited partnership interests of Oleander Power Project, L.P. (Oleander) from Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. The results of Oleander’s operations have been included in the financial statements since that date. Southern Power’s acquisition of the general and limited partnership interests in Oleander was pursuant to a Purchase and Sale Agreement dated April 8, 2005, for an aggregate purchase price of approximately $206 million, plus approximately $12 million of working capital and other adjustments. The total purchase price of $206 million was allocated to property, plant, and equipment, based on a preliminary assessment. Oleander owns a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively.

(P)	On July 8, 2005, Southern Company GAS signed a letter of intent to negotiate the sale of substantially all of its assets to Cobb Electric Membership Corporation. At June 30, 2005, Southern Company GAS’ assets totaled $62.8 million. The proposed sale is subject to the negotiation of a definitive sale agreement and receipt of necessary regulatory or governmental approvals.

(Q)	In May 2005, Southern Company completed the purchase from Ormat Nevada, Inc. and subsequent leaseback of the Puna Geothermal Facility, a 25 MW geothermal facility in Hilo, Hawaii. The cost of the facility was approximately $71 million. Southern Company’s net investment in the leveraged lease is approximately $30 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(R)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the five retail operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services, and natural gas marketing. Southern Power’s revenues from sales to the retail operating companies were $109 million and $222 million for the three months and six months ended June 30, 2005, respectively, and $107 million and $194 million for the three months and six months ended June 30, 2004, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Retail
	Operating				All	Reconciling
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
				(in millions)
Three Months Ended June 30, 2005:
Operating revenues	$3,026	$149	$(126)	$3,049	$127	$(31)	$3,145
Segment net income (loss)	332	25	—	357	29	1	387
Six Months Ended June 30, 2005:
Operating revenues	$5,723	$302	$(259)	$5,766	$300	(57)	$6,009
Segment net income (loss)	598	48	—	646	64	—	710
Total assets at June 30, 2005	$34,391	$2,290	$(113)	$36,568	$1,899	$(397)	$38,070

Three Months Ended June 30, 2004:
Operating revenues	$2,869	$182	$(135)	$2,916	$119	$(26)	$3,009
Segment net income (loss)	308	23	—	331	21	—	352
Six Months Ended June 30, 2004:
Operating revenues	$5,411	$358	$(265)	$5,504	$292	$(55)	$5,741
Segment net income (loss)	580	50	—	630	54	(1)	683
Total assets at December 31, 2004	$33,524	$2,067	$(103)	$35,488	$1,996	$(522)	$36,962

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)

Three Months Ended June 30, 2005	$2,555	$385	$109	$3,049
Three Months Ended June 30, 2004	2,478	344	94	2,916

Six Months Ended June 30, 2005	$4,824	$732	$210	$5,766
Six Months Ended June 30, 2004	4,622	695	187	5,504

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
2005	Purchased (a)	Paid Per Share	Programs	Programs (a)

April 1 - April 30	—	—	—	N/A

May 1 - May 31	—	—	—	N/A

June 1 - June 30	1,813,637	$34.34	1,813,637	N/A

Total	1,813,637	$34.34	1,813,637	N/A

(a)	In fiscal year 2004, Southern Company announced that it planned to engage an agent in fiscal year 2005 to repurchase shares of its common stock to offset shares issued in connection with the exercise of stock options under the Southern Omnibus Incentive Compensation Plan (Omnibus Plan). In May 2005, Southern Company engaged an agent to (i) begin repurchasing shares of Southern Company common stock to offset the 6,273,876 shares of common stock issued from January 2005 through May 2005 in connection with the exercise of stock options under the Omnibus Plan and (ii) repurchase shares of Southern Company common stock on an ongoing basis to offset additional shares issued in connection with the exercise of stock options under the Omnibus Plan. Southern Company has engaged the agent to effect such repurchases through December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.
Southern Company
Southern Company held its annual meeting of shareholders on May 25, 2005. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

Nominees	Shares For	Shares Withhold Vote
Daniel P. Amos	574,671,959	9,594,420
Dorrit J. Bern	574,668,187	9,598,192
Francis S. Blake	547,962,884	36,303,495
Thomas F. Chapman	548,131,611	36,134,768
Bruce S. Gordon	572,993,728	11,272,651
Donald M. James	547,558,282	36,708,097
Zack T. Pate	575,144,117	9,122,262
J. Neal Purcell	575,196,783	9,069,596
David M. Ratcliffe	572,030,009	12,236,370
Gerald J. St. Pé	574,874,447	9,391,932
In addition, at the annual meeting, shareholders were asked to vote for the ratification of the appointment of auditors. The vote tabulation was 574,810,937 shares for, 3,750,791 shares against, and 5,704,651 shares abstaining. As a result of this vote the audit appointment was ratified. Shareholders were also entitled to vote on the shareholder proposal on political contributions report. The vote tabulation was 51,903,882 shares for, 343,179,489 shares against, and 39,526,361 shares abstaining. As a result of this vote, the shareholder proposal on political contributions report was not approved.
Alabama Power
Alabama Power held its annual meeting of common shareholders and preferred shareholders on April 22, 2005, and the following persons were elected to serve as directors of Alabama Power:

Whit Armstrong	Charles D. McCrary
David J. Cooper, Sr.	Malcolm Portera
R. Kent Henslee	Robert D. Powers
John D. Johns	David M. Ratcliffe
Carl E. Jones, Jr.	C. Dowd Ritter
Patricia M. King	James H. Sanford
James K. Lowder	John C. Webb, IV
Wallace D. Malone, Jr.	James W. Wright
All 8,250,000 of the shares of Alabama Power’s common stock outstanding on the record date were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted.

Item 4.	Submission of Matters to a Vote of Security Holders. (Continued)

Georgia Power

Georgia Power held its annual meeting of common shareholders and preferred shareholders on May 18, 2005 and the following persons were elected to serve as directors of Georgia Power:

Juanita Powell Baranco	David M. Ratcliffe
Robert L. Brown, Jr.	D. Gary Thompson
Ronald D. Brown	Richard W. Ussery
Anna R. Cablik	William Jerry Vereen
Michael D. Garrett	E. Jenner Wood, III

All of the 7,761,500 outstanding shares of Georgia Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. Ten shares of preferred stock were voted in favor of the nominees for directors.

Gulf Power

Gulf Power held its annual meeting of common shareholders and preferred shareholders on May 18, 2005 and the following persons were elected to serve as directors of Gulf Power:

C. LeDon Anchors	William A. Pullum
William C. Cramer, Jr.	Winston E. Scott
Fred C. Donovan, Sr.	Susan N. Story

All of the 992,717 outstanding shares of Gulf Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Mississippi Power

Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 18, 2005 and the following persons were elected to serve as directors of Mississippi Power:

Tommy E. Dulaney	Philip J. Terrell
Warren A. Hood, Jr.	Anthony J. Topazi
Robert C. Khayat	N. Eugene Warr
George A. Schloegel

All of the 1,121,000 outstanding shares of Mississippi Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Item 4.	Submission of Matters to a Vote of Security Holders. (Continued)

Savannah Electric

By written consent, in lieu of the annual meeting of stockholders of Savannah Electric, effective April 29, 2005, the following persons were elected to serve as directors of Savannah Electric:

Gus H. Bell, III	Anthony R. James
Archie H. Davis	Robert B. Miller, III
Walter D. Gnann	Arnold M. Tenenbaum

All of the 10,844,635 outstanding shares of Savannah Electric’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Southern Power

By written consent, in lieu of the annual meeting of stockholders of Southern Power, effective January 5, 2005, the number of directors constituting the board of directors was set at six and the following persons were elected to serve as directors of Southern Power:

W. Paul Bowers	Charles D. McCrary
Thomas A. Fanning	David M. Ratcliffe
Michael D. Garrett

All of the 1,000 outstanding shares of Southern Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Item 6.	Exhibits.

(10)	Material Contracts

Southern Power

(g) 1	-	Multi-Year Credit Agreement among Southern Power, Citibank N.A., as the administrative agent, and the lenders listed therein dated as of June 10, 2005.

(g) 2	-	Purchase and Sale Agreement, by and between CP Oleander, LP and CP Oleander I, Inc., as Sellers, Constellation Power, Inc. and SP Newco I LLC and SP Newco II LLC, as Purchasers, and Southern Power, as Purchaser’s Parent, for the Sale of Partnership Interests of Oleander Power Project, LP, dated as of April 8, 2005. (Designated in Form 8-K dated June 7, 2005, File No. 333-98553, as Exhibit 2.1 and incorporated herein by reference.)

(24)	Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Item 6.	Exhibits. (continued)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

(c)2	-	Power of Attorney for Cliff S. Thrasher. (Designated in the Form 10-Q for the quarter ended March 31, 2005, File No. 1-6468 as Exhibit 24(c)2 and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Savannah Electric

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Southern Power

(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(g)2	-	Power of Attorney for Ronnie L. Bates. (Designated in the Form 10-Q the quarter ended March 31, 2005, File No. 333-98553 as Exhibit 24(g)2 and incorporated herein by reference.)

(g)3	-	Power of Attorney for Michael W. Southern. (Designated in the Form 10-Q the quarter ended March 31, 2005, File No. 333-98553 as Exhibit 24(g)3 and incorporated herein by reference.)

Item 6.	Exhibits. (continued)

(31)	Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits. (continued)

Savannah Electric

(f)1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(g)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits. (continued)

Savannah Electric

(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 3, 2005

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
Date: August 3, 2005

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
Date: August 3, 2005

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
Date: August 3, 2005

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
Date: August 3, 2005

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
Date: August 3, 2005

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
Date: August 3, 2005