Form 10-Q
period 2005-09-30
SOUTHERN CO; SOUTHERN POWER CO; SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2005-11-03
CIK 92122, 1160661, 86940, 66904, 44545, 41091, 3153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(A Florida Corporation)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2005
The Southern Company	Par Value $5 Per Share	741,495,041
Alabama Power Company	Par Value $40 Per Share	9,250,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

Page
Number
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	145
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	145
Item 3. Defaults Upon Senior Securities	Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5. Other Information	Inapplicable
Item 6. Exhibits	146
Signatures	150

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
AFUDC	Allowance for funds used during construction
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Southern Power for the year ended December 31, 2004
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc
MW	Megawatts
NRC	Nuclear Regulatory Commission
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
PUHCA	Public Utility Holding Company Act of 1935, as amended
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia, and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, and Virginia

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, retail sales growth, storm damage cost recovery and repairs, environmental regulations and expenditures, financing activities, completion of construction projects, impacts of adoption of new accounting rules, access to sources of capital, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include
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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$3,672,355	$2,915,085	$8,496,255	$7,537,030
Sales for resale	505,764	343,255	1,237,738	1,037,785
Other electric revenues	110,630	99,678	321,072	287,469
Other revenues	88,895	82,787	331,474	319,731

Total operating revenues	4,377,644	3,440,805	10,386,539	9,182,015

Operating Expenses:
Fuel	1,432,376	982,786	3,366,234	2,691,536
Purchased power	347,330	187,753	569,223	525,577
Other operations	649,568	543,429	1,755,119	1,622,704
Maintenance	206,823	209,497	760,890	715,453
Depreciation and amortization	299,891	241,134	880,379	715,237
Taxes other than income taxes	179,103	161,165	504,964	474,232

Total operating expenses	3,115,091	2,325,764	7,836,809	6,744,739

Operating Income	1,262,553	1,115,041	2,549,730	2,437,276
Other Income and (Expense):
Allowance for equity funds used during construction	9,974	14,333	40,844	31,984
Interest income	9,104	6,174	20,599	20,283
Equity in losses of unconsolidated subsidiaries	(36,891)	(23,904)	(89,569)	(74,656)
Leveraged lease income	18,666	18,776	55,591	51,708
Interest expense, net of amounts capitalized	(162,175)	(132,773)	(455,377)	(401,971)
Interest expense to affiliate trusts	(31,930)	(31,930)	(95,791)	(63,915)
Distributions on mandatorily redeemable preferred securities	—	—	—	(31,168)
Preferred dividends of subsidiaries	(7,425)	(7,402)	(22,229)	(22,413)
Other income (expense), net	6,190	(8,227)	(1,441)	(31,691)

Total other income and (expense)	(194,487)	(164,953)	(547,373)	(521,839)

Earnings Before Income Taxes	1,068,066	950,088	2,002,357	1,915,437
Income taxes	345,862	305,615	570,372	587,690

Consolidated Net Income	$722,204	$644,473	$1,431,985	$1,327,747

Common Stock Data:
Consolidated basic earnings per share	$0.97	$0.87	$1.92	$1.80
Consolidated diluted earnings per share	$0.97	$0.87	$1.91	$1.79
Average number of basic shares of common stock outstanding (in thousands)	743,214	739,345	744,654	738,056
Average number of diluted shares of common stock outstanding (in thousands)	747,817	743,695	749,379	742,271
Cash dividends paid per share of common stock	$0.3725	$0.3575	$1.1025	$1.0575
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Consolidated net income	$1,431,985	$1,327,747
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	1,050,873	866,839
Deferred income taxes and investment tax credits	376,474	484,282
Allowance for equity funds used during construction	(40,844)	(31,984)
Equity in losses of unconsolidated subsidiaries	89,569	74,656
Leveraged lease income	(55,591)	(51,708)
Pension, postretirement, and other employee benefits	31,584	4,978
Tax benefit of stock options	48,464	21,949
Hedge settlements	(19,860)	(8,762)
Storm damage accounting order	59,333	—
Other, net	(59,400)	(66,218)
Changes in certain current assets and liabilities —
Receivables, net	(968,895)	(419,938)
Fossil fuel stock	(41,240)	31,814
Materials and supplies	(41,753)	(22,680)
Other current assets	10,482	(7,578)
Accounts payable	24,023	(78,553)
Accrued taxes	207,394	83,630
Accrued compensation	(107,313)	(116,427)
Other current liabilities	84,567	(11,369)

Net cash provided from operating activities	2,079,852	2,080,678

Investing Activities:
Gross property additions	(1,706,045)	(1,457,161)
Investment in unconsolidated subsidiaries	(86,110)	(73,810)
Cost of removal net of salvage	(64,023)	(47,420)
Construction receivables/payables, net	(62,062)	(30,638)
Other	73,796	(17,706)

Net cash used for investing activities	(1,844,444)	(1,626,735)

Financing Activities:
Increase (decrease) in notes payable, net	426,615	(210,457)
Proceeds —
Long-term debt	930,695	1,426,125
Mandatorily redeemable preferred securities	—	200,000
Preferred stock	—	175,000
Common stock	208,722	89,678
Redemptions —
Long-term debt	(576,109)	(1,081,639)
Mandatorily redeemable preferred securities	—	(240,000)
Preferred stock	—	(28,388)
Common stock repurchased	(331,420)	—
Payment of common stock dividends	(821,262)	(779,875)
Other	(29,509)	(31,632)

Net cash used for financing activities	(192,268)	(481,188)

Net Change in Cash and Cash Equivalents	43,140	(27,245)
Cash and Cash Equivalents at Beginning of Period	373,199	311,274

Cash and Cash Equivalents at End of Period	$416,339	$284,029

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16,139 and $29,785 capitalized for 2005 and 2004, respectively)	$501,622	$428,944
Income taxes (net of refunds)	$35,014	$35,973
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$416,339	$373,199
Receivables —
Customer accounts receivable	1,077,806	755,436
Unbilled revenues	384,597	304,479
Under recovered regulatory clause revenues	709,441	530,898
Other accounts and notes receivable	385,417	310,971
Accumulated provision for uncollectible accounts	(40,673)	(46,100)
Fossil fuel stock, at average cost	365,995	325,370
Vacation pay	105,771	105,437
Materials and supplies, at average cost	637,229	601,820
Assets from risk management activities	219,557	39,268
Prepaid expenses	130,067	126,059
Other	60,642	44,397

Total current assets	4,452,188	3,471,234

Property, Plant, and Equipment:
In service	42,990,278	41,437,517
Less accumulated depreciation	15,503,878	14,950,939

	27,486,400	26,486,578
Nuclear fuel, at amortized cost	237,124	218,133
Construction work in progress	1,349,294	1,656,772

Total property, plant, and equipment	29,072,818	28,361,483

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	939,795	904,828
Leveraged leases	1,060,496	976,000
Other	359,077	380,904

Total other property and investments	2,359,368	2,261,732

Deferred Charges and Other Assets:
Deferred charges related to income taxes	873,903	864,477
Prepaid pension costs	1,012,742	985,633
Unamortized debt issuance expense	160,202	153,351
Unamortized loss on reacquired debt	315,295	323,394
Deferred under recovered regulatory clause revenues	325,545	—
Other regulatory assets	435,959	246,644
Other	375,683	294,138

Total deferred charges and other assets	3,499,329	2,867,637

Total Assets	$39,383,703	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$918,887	$983,282
Notes payable	853,008	426,394
Accounts payable	1,150,594	884,240
Customer deposits	213,356	200,454
Accrued taxes —
Income taxes	290,302	47,237
Other	365,950	243,200
Accrued interest	188,014	179,301
Accrued vacation pay	137,678	137,452
Accrued compensation	340,499	431,023
Other	485,657	278,477

Total current liabilities	4,943,945	3,811,060

Long-term Debt	10,894,264	10,488,076

Long-term Debt Payable to Affiliated Trusts	1,960,644	1,960,644

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,522,385	5,237,162
Deferred credits related to income taxes	319,072	372,528
Accumulated deferred investment tax credits	533,209	552,108
Employee benefit obligations	927,140	864,216
Asset retirement obligations	947,066	903,385
Other cost of removal obligations	1,318,226	1,295,871
Miscellaneous regulatory liabilities	360,150	327,710
Other	280,866	311,167

Total deferred credits and other liabilities	10,208,114	9,864,147

Total Liabilities	28,006,967	26,123,927

Preferred Stock of Subsidiaries	560,442	560,472

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — September 30, 2005: 751,519,616 Shares;
— December 31, 2004: 741,734,998 Shares
Treasury — September 30, 2005: 10,024,575 Shares;
— December 31, 2004: 240,425 Shares
Par value	3,757,598	3,708,675
Paid-in capital	1,077,724	868,747
Treasury, at cost	(347,172)	(5,557)
Retained earnings	6,449,477	5,838,986
Accumulated other comprehensive loss	(121,333)	(133,164)

Total Common Stockholders’ Equity	10,816,294	10,277,687

Total Liabilities and Stockholders’ Equity	$39,383,703	$36,962,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Consolidated Net Income	$722,204	$644,473	$1,431,985	$1,327,747
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(917), $(796), $(2,992) and $2,511, respectively	(2,140)	(1,330)	(6,064)	4,572
Changes in fair value of qualifying hedges, net of tax of $18,376, $(17,897), $7,632 and $(10,094), respectively	29,611	(30,658)	12,259	(18,088)
Reclassification adjustment for amounts included in net income, net of tax of $840, $1,969, $3,838 and $6,354, respectively	1,283	3,170	5,636	10,230

COMPREHENSIVE INCOME	$750,958	$615,655	$1,443,816	$1,324,461

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
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
     Hurricanes Dennis and Katrina hit Southern Company’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Southern Company has incurred significant restoration costs. In addition, fuel costs at each of the retail operating companies have risen significantly during 2005. Southern Company will continue to work with its regulators to develop methods to enable the timely recovery of these costs.
     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, return on equity, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Company’s third quarter and year-to-date 2005 earnings were $722 million ($0.97 per share) and $1.43 billion ($1.92 per share) compared with $644 million ($0.87 per share) and $1.33 billion ($1.80 per share), respectively, for the corresponding periods in 2004. Increases in earnings in the third quarter and year-to-date 2005 primarily resulted from warmer weather in September 2005, sustained economic strength, and customer growth in the Southern Company service area, as well as a base rate increase at Georgia Power. These increases were partially offset by the expiration of certain provisions of Georgia Power’s three-year retail rate plan that ended December 31, 2004 (2001 Retail Rate Plan), and higher other operations expenses as compared to the corresponding periods in 2004. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K for additional information on Georgia Power’s 2005 rate increase and 2001 Retail Rate Plan.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$757,270	26.0	$959,225	12.7
Sales for resale	162,509	47.3	199,953	19.3
Other electric revenues	10,952	11.0	33,603	11.7
Fuel expense	449,590	45.7	674,698	25.1
Purchased power expense	159,577	85.0	43,646	8.3
Other operations expense	106,139	19.5	132,415	8.2
Maintenance expense	(2,674)	(1.3)	45,437	6.4
Depreciation and amortization expense	58,757	24.4	165,142	23.1
Taxes other than income taxes	17,938	11.1	30,732	6.5
Allowance for equity funds used during construction	(4,359)	(30.4)	8,860	27.7
Equity in losses of unconsolidated subsidiaries	12,987	54.3	14,913	20.0
Interest expense, net of amounts capitalized	29,402	22.1	53,406	13.3
Other income (expense), net	14,417	175.2	30,250	95.5
Income taxes	40,247	13.2	(17,318)	(2.9)
     Retail revenues. The chart below reflects the primary drivers of the 26.0% and 12.7% increases in retail revenues in the third quarter and year-to-date 2005 when compared to the prior year. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K for information on Georgia Power’s retail base rate increase that became effective January 1, 2005. Changes in revenue related to cost recovery mechanisms such as fuel, environmental, and storm damage have no effect on net income. In the third quarter and year-to-date 2005, retail kilowatt-hour energy sales increased by 5.6% and 1.2%, respectively, from the same periods a year ago, primarily due to warm weather in September 2005 and continued customer and demand growth from sustained economic growth in the Southeast. Even after the effects of Hurricane Katrina, the number of retail customers increased by 1.1% and weather-adjusted average consumption by retail customers increased by 1.2% for both the third quarter and year-to-date 2005 when compared with the third quarter and year-to-date 2004. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Storm Damage Cost Recovery” herein for additional information on the effects of Hurricane Katrina.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2005		2005
	(in millions)	% change	(in millions)	% change
Retail – prior year	$2,915		$7,537
Change in —
Base rates	107	3.7	205	2.7
Sales growth	83	2.8	144	1.9
Weather	93	3.2	20	0.3
Fuel cost recovery	451	15.5	551	7.3
Other cost recovery	23	0.8	39	0.5

Retail – current year	$3,672	26.0%	$8,496	12.7%

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale. In the third quarter and year-to-date 2005, sales for resale increased $162.5 million, or 47.3%, and $200 million, or 19.3%, respectively, over the same periods in 2004. The increases reflect a rise in fuel revenues due to increases of 39.2% and 20.9%, respectively, in the average unit cost of fuel per net kilowatt-hour generated when compared to the same periods in the prior year, and new wholesale contracts between Georgia Power and 30 electric membership cooperatives (EMCs) and Flint EMC, both beginning in January 2005. In addition, Southern Power entered into new wholesale contracts with Flint EMC in January 2005 and added additional wholesale revenues through its acquisition of Oleander Power Project, L.P. (Oleander) and assumption of associated PPAs in June 2005. See FUTURE EARNINGS POTENTIAL – “Other Matters” herein for additional information on the Oleander acquisition.
     Other electric revenues. In the third quarter and year-to-date 2005, when compared to the same periods in 2004, other electric revenues increased $11.0 million, or 11.0%, and $33.6 million, or 11.7%, respectively. These increases were primarily due to higher transmission revenues of $8.8 million and $18.4 million, respectively, and increased outdoor lighting revenues of $1.2 million and $4.4 million, respectively, in the third quarter and year-to-date 2005, respectively, as compared to the same periods in 2004. Customer fees increased $1.5 million and $4.1 million in the third quarter and year-to-date 2005, respectively, over the corresponding periods in 2004. Other electric revenues also increased by $2.8 million year-to-date 2005 when compared to the same period in 2004 as the result of early terminations of customer contracts at Alabama Power and Mississippi Power.
     Fuel expense. Fuel expense was higher in the third quarter and year-to-date 2005 due to increases of 39.2% and 20.9%, respectively, in the average unit cost of fuel per net kilowatt-hour generated when compared to the same periods in the prior year. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties, and do not significantly affect net income.
     Purchased power expense. The $159.6 million and $43.6 million increases in purchased power expense in the third quarter and year-to-date 2005, respectively, compared with the same periods in the prior year are primarily a result of higher fuel prices and higher kilowatt-hour purchases resulting from increased demand due to warmer weather. Since these expenses generally are offset by energy revenues, they generally do not have a significant impact on earnings.
     Other operations expense. The $106.1 million and $132.4 million increases in other operations expense in the third quarter and year-to-date 2005, respectively, compared with the same periods in the prior year are primarily a result of higher salaries and benefits costs of $62.1 million and $47.1 million, respectively. For the third quarter and year-to-date 2005, fossil generation operations expense increased $12.0 million and $22.4 million, respectively, and year-to-date transmission and distribution operations expense increased $48.6 million in each case when compared to the same periods in the prior year. These increases are due to a return to normal spending levels when compared to the prior year. Also in the third quarter and year-to-date 2005, insurance and workers compensation expenses increased $21.4 million and $12.0 million, respectively, over the corresponding periods in 2004.
     Maintenance expense. The $45.4 million increase in maintenance expense year-to-date 2005 is mainly attributable to $45 million of expenses recorded by Alabama Power in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Gulf Power and Alabama

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power Storm Damage Recovery” in Item 8 of the Form 10-K and “Income taxes” below for additional information.
     Depreciation and amortization expense. The $58.8 million and $165.1 million increases in depreciation and amortization in the third quarter and year-to-date 2005, respectively, when compared to the prior year are primarily due to the expiration in 2004 of certain provisions in Georgia Power’s 2001 Retail Rate Plan. In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability equally as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million and $140 million during the third quarter and year-to-date 2004, respectively. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K for additional information.
     Taxes other than income taxes. The $17.9 million and $30.7 million increases in taxes other than income taxes in the third quarter and year-to-date 2005, respectively, compared with the same periods in the prior year are primarily a result of increases in franchise and gross receipts taxes associated with increases in revenues from energy sales.
     Allowance for equity funds used during construction. The $8.9 million increase in AFUDC equity year-to-date 2005 compared to the same period in the prior year relates primarily to construction of the McIntosh combined cycle units 10 and 11 by Georgia Power and Savannah Electric. See Note 3 to the financial statements of Southern Company under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information. AFUDC equity is non-taxable. See Note (H) to the Condensed Financial Statements herein for information on the impact on Southern Company’s 2005 annual effective tax rate.
     Equity in losses of unconsolidated subsidiaries. The $13.0 million and $14.9 million increases in equity in losses of unconsolidated subsidiaries in the third quarter and year-to-date 2005, respectively, compared with the same periods in the prior year reflect increased production at synfuel production facilities that generate operating losses. These partnerships also claim federal income tax credits that offset these operating losses and make the projects profitable. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” herein for further information.
     Interest expense, net of amounts capitalized. The $29.4 million and $53.4 million increases in interest expense, net of amounts capitalized, in the third quarter and year-to-date 2005, respectively, when compared to the same periods in 2004 are mainly attributed to $11.0 million and $24.2 million, respectively, associated with issuance of new long-term and short-term debt, and $11.2 million and $18.2 million, respectively, resulting from higher interest rates on variable rate debt. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
     Other income (expense), net. The increases in other income (expense), net of $14.4 million and $30.3 million in the third quarter and year-to-date 2005, respectively, when compared to the same periods in the prior year, are primarily a result of $13.5 million in realized gains on gas hedges at Georgia Power and Savannah Electric, under programs approved by the Georgia PSC. Also contributing to the year-to-date 2005 increases over the prior year were a $2.4 million increase in gains on the sale of certain investments, and a $4.9 million decrease in charitable contributions.
     Income taxes. The $40.2 million increase in income taxes in the third quarter 2005 when compared to the prior year is primarily due to taxes associated with higher net income in 2005, offset by a $18.6 million increase

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in tax benefits received related to higher production at synfuel production facilities. The $17.3 million decrease in year-to-date 2005 income taxes over the prior year is primarily the result of the impact of the Alabama PSC accounting order discussed under “Maintenance expense” above and a $27.9 million increase in tax benefits received related to higher production at synfuel production facilities. The year-to-date 2005 decrease over 2004 is partially offset by higher net income in 2005. Southern Company’s annual effective income tax rate is expected to be approximately 27% for 2005. See Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see BUSINESS – The SOUTHERN System – “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
New Source Review Actions
On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review (NSR) rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the Plant Miller claims, stayed the entire case, and referred the parties to mediation. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. At the request of the mediator, the deadline for completing the mediation has been extended from September 9, 2005 to November 30, 2005. The Georgia Power and Savannah Electric case, which is pending in federal district court in Georgia, remains administratively closed. The ultimate outcome of these matters cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “New Source Review Actions” for additional information.
     On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its NSR regulations, which included changes to the regulatory exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Plant Wansley Environmental Litigation
In March 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument is scheduled for early 2006. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Plant Wansley Environmental Litigation” for additional information.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation” of Southern Company in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including each of the states within Southern Company’s service area, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Southern Company’s coal-fired facilities or through the purchase of allowances.

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
     On June 14 and 15, 2005, the EPA published final rules approving the redesignation of the Atlanta metro area to “attainment” under the one-hour ground-level ozone standard. On June 15, 2005, the EPA revoked the one-hour ground-level ozone standard, in connection with the implementation of its new eight-hour ozone standard.
     On September 8, 2005, the EPA proposed a rule for the implementation of the fine particulate matter air quality standard. Several areas within Southern Company’s service area in Alabama and Georgia were previously designated by the EPA as “nonattainment” for the standard. The EPA plans to finalize the proposed implementation rule in 2006.
     The impact of these rules on Southern Company will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Through SCS, as agent, the retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in Southern Company’s retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Southern Company’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Southern Company’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. See Note 3 to the financial statements of Southern Company under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
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
Alabama Power Environmental Rate Filing
On October 5, 2004, the Alabama PSC approved a specific rate mechanism for the recovery of Alabama Power’s retail costs associated with environmental laws, regulations, or other such mandates. The rate mechanism began operation in January 2005 and provides for the recovery of these costs pursuant to a factor

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
that will be calculated annually. Environmental costs to be recovered include operation and maintenance expenses, depreciation, and a return on invested capital. Retail rates increased 1% in January 2005, which should yield an annual recovery of approximately $33 million, and are expected to increase approximately 1% in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until 2007 on any retail rate increase under its previously approved Rate Stabilization and Equalization Plan (Rate RSE). See “Alabama Power Base Rates” below for further information on Rate RSE.
Alabama Power Rate RSE
See Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” in Item 8 of the Form 10-K for information on Alabama Power’s Rate RSE. On October 4, 2005, the Alabama PSC approved a revision to Rate RSE requested by Alabama Power. Rate RSE adjustments can be made effective January 2007 and annually thereafter and will be based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4% per year and any annual adjustment is limited to 5%. The range of return on common equity, on which such adjustments are based, remains unchanged. If Alabama Power’s actual retail return on common equity is above the allowed equity return range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return on common equity fall below the allowed equity return range. Alabama Power will make its initial submission of projected data for calendar year 2007 by December 1, 2006.
Retail Fuel Cost Recovery
The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In recent quarters, the retail operating companies have experienced higher than expected fuel costs for coal and gas. These higher fuel costs have increased the under recovered fuel costs included in the balance sheets to approximately $985 million at September 30, 2005. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income, but will affect annual cash flow. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs.
     On October 19, 2005, Alabama Power filed with the Alabama PSC for a fuel cost recovery increase under the provisions of its energy cost recovery rate (Rate ECR). An approval of this filing would result in an increase of the energy billing factor for retail customers from 1.788 cents per kilowatt-hour to 2.650 cents per kilowatt-hour and would become effective December 3, 2005. This change represents an $8.62 per month increase for an average residential customer billing of 1,000 kilowatt-hours. The requested increase is intended to allow for the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2006. Alabama Power’s under recovered retail energy costs as of September 30, 2005 totaled $182.4 million. Under the terms of Rate ECR, the increase will be effective 45 days after the filing unless modified by the Alabama PSC following a public hearing. The final outcome of this filing cannot be determined at this time. See Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.
     On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under-recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an average annual increase in customer billings of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under recovered regulatory clause revenues was reclassified from current assets to deferred charges and other assets

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
on the balance sheet. Under recovered fuel amounts for the period subsequent to June 1, 2005 totaled $198.3 million through September 30, 2005. In accordance with the Georgia PSC’s order, such amounts will be reviewed semi-annually beginning February 2006. If the amount under or over recovered exceeds $50 million at the evaluation date, Georgia Power will be required to file for a temporary fuel rate change. However, Georgia Power has agreed with a Georgia PSC staff recommendation to suspend the temporary fuel rate provision and, instead, will file a request no later than April 2006 to increase its fuel cost recovery rate. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor would have no significant effect on Georgia Power’s revenues or net income, but would increase annual cash flow. See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Activity” in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
Storm Damage Cost Recovery
Hurricane Ivan hit the Gulf coast of Florida and Alabama in September 2004, causing significant damage to the service areas of both Gulf Power and Alabama Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters — Storm Damage Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Gulf Power and Alabama Power Storm Damage Recovery” in Item 8 of the Form 10-K for additional information. In March 2005, the Florida PSC approved a Stipulation and Settlement between Gulf Power, the Office of Public Counsel for the State of Florida, and the Florida Industrial Power Users Group. The agreement allows Gulf Power to recover approximately $51.7 million in storm damage costs, plus interest and revenue taxes, from customers over a 24-month period that began in April 2005. Gulf Power also agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007.
     In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Southern Company’s service area, including portions of Gulf Power, Alabama Power, and Mississippi Power. Hurricane Dennis and Katrina restoration costs are currently estimated to total approximately $425 million to $475 million, of which approximately $230 million to $250 million relates to operation and maintenance expenditures. Such cost estimates exclude approximately $60 million expected to be covered through external insurance. Restoration efforts following Hurricane Katrina are ongoing for approximately 19,200 Mississippi Power customers who remain unable to receive power, as well as to make permanent improvements in areas where temporary emergency repairs were necessary. In addition, business and governmental authorities are still reviewing redevelopment plans for portions of the most severely damaged areas along the Mississippi shoreline. Until such plans are complete, Mississippi Power cannot determine the related electric power needs or associated cost estimates. The ultimate impact of redevelopment plans in these areas on the cost estimates cannot now be determined.
     Each retail operating company maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. In addition, each of the affected retail operating companies has been authorized by their respective state PSCs to defer the portion of the Hurricane Dennis and Katrina restoration costs that exceeded the balance in their storm damage reserve accounts. As of September 30, 2005, the deficit balance in Southern Company’s storm damage reserve accounts totaled approximately $308 million, of which approximately $36 million and $272 million, respectively, is included in the Condensed Balance Sheets herein under “Other Current Assets” and “Other Regulatory Assets.”
     The recovery of these deferred costs is subject to the approval of the respective state PSCs. On November 1, 2005, Alabama Power requested the Alabama PSC to approve a separate rate rider to recover its $69 million

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of deferred Hurricane Dennis and Katrina operation and maintenance costs over a two-year period and to replenish the reserve to a target balance of $75 million over a five-year period. In December 2005, Mississippi Power expects to file additional details of its $245 million to $295 million of Hurricane Katrina restoration costs with the Mississippi PSC, as required, and to establish a method to recover such costs from customers. In 2005, the Florida legislature authorized securitized financing for hurricane costs. Gulf Power is currently evaluating this option, along with other alternatives, to allow a more rapid recovery of its total deferred costs of approximately $58 million.
     See Notes (I), (K), and (L) to the Condensed Financial Statements herein and Note 1 to the financial statements of Southern Company under “Storm Damage Reserves” in Item 8 of the Form 10-K for additional information. The estimates of storm damage restoration costs and expected external insurance recoveries are subject to change. The ultimate impact of these matters cannot now be determined.
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
     In June 2005, Mirant, as a debtor in possession, and The Official Committee of Unsecured Creditors of Mirant Corporation filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas and filed an amended complaint on July 6, 2005. The complaint alleges that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company in 1999 and 2000 with actual intent to hinder, delay, or defraud creditors or, alternatively, when Southern Company knew or should have known that Mirant was allegedly insolvent, undercapitalized or unable to pay its debts. The alleged fraudulent transfers and/or illegal dividends include: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer Mirant asserts is valued at $247.9 million. The complaint also seeks to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of liability and that Southern Company caused Mirant to breach its fiduciary duty of loyalty to its creditors. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys fees, and costs. Finally, Mirant objects to Southern Company’s claims against Mirant in the Bankruptcy Court (which, in the aggregate, currently total approximately $70 million) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company believes there is no meritorious basis for Mirant’s claims and intends to vigorously defend itself in this action. Southern Company filed an answer to the amended complaint in August 2005, and has filed motions to transfer the case from the Bankruptcy Court to the U.S. District Court for the Northern District of Georgia. The ultimate outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In July 2005, The Official Committee of Unsecured Creditors of Mirant Corporation, on behalf of Mirant, as a debtor in possession, and its creditors, filed a complaint in the Bankruptcy Court against certain former officers and directors of Mirant and/or Southern Company. The complaint alleged that the defendants breached their fiduciary duties of loyalty and care owed to Mirant and its creditors by allowing Mirant to overpay for certain acquisitions of utility assets in 1997, 1998, and 1999, and by authorizing or participating in the transfers described above from Mirant to Southern Company in 1999 and 2000 when Mirant was allegedly insolvent, undercapitalized, or unable to pay its debts. In August 2005, the lawsuit was dismissed without prejudice. The ultimate outcome of this matter cannot be determined at this time.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Income Tax Matters” for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. The FASB has recently proposed changes to the accounting for both leveraged leases and uncertain tax positions that may be effective as early as December 31, 2005. If approved as proposed, these changes could require Southern Company to reflect the tax deductions that the IRS is challenging as currently payable on the balance sheet and to change the timing of income recognized under the leases, including a cumulative effect upon adoption of the change. For the lease settled with the IRS in February 2005, Southern Company estimates such cumulative effect would reduce Southern Company’s net income by approximately $11 million. The impact of these proposed changes related to the remaining three lease transactions would be dependent on the outcome of ongoing negotiations with the IRS, but could be significant, and potentially material, to Southern Company’s net income. The ultimate outcome of these matters cannot now be determined.
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
     In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Southern Company is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. For Southern Company, FIN 47 is effective no later than December 31, 2005. Southern Company currently expects to record additional asset retirement obligations (and plant in service) of less than $200 million, primarily related to asbestos removal and disposal of polychlorinated biphenyls in certain transformers. However, Southern Company has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Southern Company’s income statement.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition continued to be stable at September 30, 2005. Net cash flow from operating activities totaled $2.1 billion for first nine months of 2005, compared to $2.1 billion for the corresponding period in 2004. Gross property additions to utility plant were $1.7 billion in the first nine months of 2005. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.
     Significant balance sheet changes include a $406 million increase in long-term debt for the first nine months of 2005 primarily due to an increase of $711 million in property, plant, and equipment.
     The market price of Southern Company’s common stock at September 30, 2005 was $35.76 per share and the book value was $14.59 per share, representing a market-to-book ratio of 245%, compared to $33.52, $13.86, and 242%, respectively, at the end of 2004. The dividend for the third quarter 2005 was $0.3725 per share compared to $0.3575 per share in the third quarter 2004.
     The retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY –“Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $919 million will be required by September 30, 2006 for redemptions and maturities of long-term debt.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, and term loan and short-term borrowings. However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
     To meet short term cash needs and contingencies, the Southern Company system had at September 30, 2005 approximately $416 million of cash and cash equivalents and approximately $3.1 billion of unused credit arrangements with banks, of which $24.0 million expire in 2005 and $3.1 billion expire in 2006 and beyond. Of the facilities maturing in 2005 and 2006, $296 million contain provisions allowing one-year term loans executable at the expiration date and $168 million contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. In October 2005, additional credit facilities totaling $340 million were signed. A portion of these facilities will be used to fund costs related to Hurricanes Ivan, Dennis, and Katrina, with the remainder used to support obligations with respect to variable rate pollution control bonds and commercial paper. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At September 30, 2005, the Southern Company system had outstanding commercial paper of $816.8 million, $20 million borrowed under revolving lines of credit, and extendible commercial notes of $16.2 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At September 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $61 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $354 million. In addition, through the acquisition of Oleander, Southern Power assumed a PPA with Seminole

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Electric Cooperative, Inc. that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. The amount of this collateral cannot be determined at this time. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Southern Company is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Southern Company and its subsidiaries had no material exposure related to these agreements.
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
     The fair value of derivative energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in millions)
Contracts beginning of period	$64.0	$10.5
Contracts realized or settled	(19.7)	(54.8)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	122.6	211.2

Contracts at September 30, 2005	$166.9	$166.9

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$173.3	$153.7	$19.6
External sources	(6.4)	(6.4)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$166.9	$147.3	$19.6

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
Financing Activities
In the first nine months of 2005, Southern Company and its subsidiaries issued $715 million of senior notes and $209 million of common stock through employee and director stock plans and incurred obligations in connection with the issuance of $185 million of pollution control revenue bonds. The proceeds were primarily used to refund senior notes, obligations incurred in connection with pollution control revenue bonds, and other long-term debt and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2005.
     Subsequent to September 30, 2005, Southern Company entered into an interest rate swap related to the anticipated issuance of $250 million in senior notes. The interest rate swap has a notional amount of $125 million. It is anticipated that the senior notes will be issued in the fourth quarter of 2005.
     In June 2005, Southern Company started a program to repurchase shares of stock to offset issuances under the Southern Company’s stock compensation plans. Approximately 9.7 million shares have been repurchased through September 30, 2005 at a total cost of $340.3 million.
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
     (b) Changes in internal controls.
     There have been no changes in Southern Company’s, the retail operating companies’, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2005 that have materially affected or are reasonably likely to materially affect Southern Company’s, the retail operating companies’, or Southern Power’s internal control over financial reporting.
     As a result of Hurricane Katrina, Mississippi Power used certain alternative processing methods and controls to support the preparation of its financial statements for the third quarter of 2005. Management does not believe the use of such alternative methods and controls constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect internal control over financial reporting at either Mississippi Power or Southern Company. See Note (L) to the Condensed Financial Statements herein for further information on the impact of Hurricane Katrina on Mississippi Power.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,172,295	$979,768	$2,744,536	$2,571,549
Sales for resale —
Non-affiliates	165,923	134,068	410,935	366,504
Affiliates	73,551	95,739	228,771	215,472
Other revenues	46,201	36,798	129,303	111,359

Total operating revenues	1,457,970	1,246,373	3,513,545	3,264,884

Operating Expenses:
Fuel	419,306	331,853	1,042,454	880,942
Purchased power —
Non-affiliates	96,190	65,844	154,372	159,994
Affiliates	90,298	51,259	200,083	171,591
Other operations	180,574	156,179	495,851	463,454
Maintenance	60,335	60,307	264,747	231,412
Depreciation and amortization	108,634	106,860	318,144	318,359
Taxes other than income taxes	59,256	59,124	184,790	182,899

Total operating expenses	1,014,593	831,426	2,660,441	2,408,651

Operating Income	443,377	414,947	853,104	856,233
Other Income and (Expense):
Allowance for equity funds used during construction	5,372	4,237	15,811	12,261
Interest income	5,110	3,605	12,679	11,934
Interest expense, net of amounts capitalized	(50,797)	(46,385)	(147,519)	(148,831)
Interest expense to affiliate trusts	(4,059)	(4,059)	(12,178)	(8,240)
Distributions on mandatorily redeemable preferred securities	—	—	—	(3,938)
Other income (expense), net	(7,082)	(7,682)	(10,919)	(18,435)

Total other income and (expense)	(51,456)	(50,284)	(142,126)	(155,249)

Earnings Before Income Taxes	391,921	364,663	710,978	700,984
Income taxes	149,764	138,834	241,782	268,669

Net Income	242,157	225,829	469,196	432,315
Dividends on Preferred Stock	6,072	6,072	18,216	17,524

Net Income After Dividends on Preferred Stock	$236,085	$219,757	$450,980	$414,791

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$236,085	$219,757	$450,980	$414,791
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(285) and $-, respectively	—	(470)	—	—
Changes in fair value of qualifying hedges, net of tax of $8,521, $(11,016), $3,318 and $(5,331), respectively	14,016	(18,118)	5,458	(8,768)
Reclassification adjustment for amounts included in net income, net of tax of $(350), $592, $(631) and $2,164, respectively	(576)	975	(1,037)	3,560

COMPREHENSIVE INCOME	$249,525	$202,144	$455,401	$409,583

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$469,196	$432,315
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	375,607	373,792
Deferred income taxes and investment tax credits, net	79,621	117,894
Deferred revenues	(9,939)	(8,286)
Allowance for equity funds used during construction	(15,811)	(12,261)
Pension, postretirement, and other employee benefits	(10,543)	(16,129)
Tax benefit of stock options	16,790	7,004
Hedge settlements	(21,445)	3,594
Storm damage accounting order	45,000	—
Other, net	(18,971)	(22,790)
Changes in certain current assets and liabilities —
Receivables, net	(246,214)	(203,743)
Fossil fuel stock	(38,942)	18,193
Materials and supplies	(9,356)	(13,701)
Other current assets	12,454	28,730
Accounts payable	(18,226)	(87,173)
Accrued taxes	64,162	150,153
Accrued compensation	(11,086)	(26,040)
Other current liabilities	55,914	3,582

Net cash provided from operating activities	718,211	745,134

Investing Activities:
Gross property additions	(605,720)	(533,563)
Cost of removal net of salvage	(40,689)	(25,484)
Other	26,210	14,142

Net cash used for investing activities	(620,199)	(544,905)

Financing Activities:
Increase in notes payable, net	—	130,791
Proceeds —
Senior notes	250,000	600,000
Preferred stock	—	100,000
Common stock	40,000	40,000
Capital contributions from parent company	(304)	—
Redemptions —
Senior notes	—	(725,000)
Other long-term debt	546	(1,445)
Payment of preferred stock dividends	(16,684)	(16,197)
Payment of common stock dividends	(307,425)	(327,975)
Other	(2,459)	(14,759)

Net cash used for financing activities	(36,326)	(214,585)

Net Change in Cash and Cash Equivalents	61,686	(14,356)
Cash and Cash Equivalents at Beginning of Period	84,461	42,752

Cash and Cash Equivalents at End of Period	$146,147	$28,396

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,802 and $5,118 capitalized for 2005 and 2004, respectively)	$115,505	$120,302
Income taxes (net of refunds)	$111,473	$18,490
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$146,147	$84,461
Receivables —
Customer accounts receivable	345,390	235,221
Unbilled revenues	112,351	96,486
Under recovered regulatory clause revenues	219,469	119,773
Other accounts and notes receivable	49,866	52,145
Affiliated companies	43,052	61,149
Accumulated provision for uncollectible accounts	(7,425)	(5,404)
Fossil fuel stock, at average cost	96,115	57,787
Vacation pay	36,494	36,494
Materials and supplies, at average cost	240,932	237,919
Prepaid expenses	41,817	61,897
Assets from risk management activities	73,506	11,268
Other	4,593	5,015

Total current assets	1,402,307	1,054,211

Property, Plant, and Equipment:
In service	15,116,870	14,636,168
Less accumulated provision for depreciation	5,282,352	5,097,930

	9,834,518	9,538,238
Nuclear fuel, at amortized cost	107,196	93,388
Construction work in progress	442,902	470,844

Total property, plant, and equipment	10,384,616	10,102,470

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	45,859	45,455
Nuclear decommissioning trusts, at fair value	462,831	445,634
Other	35,884	36,192

Total other property and investments	544,574	527,281

Deferred Charges and Other Assets:
Deferred charges related to income taxes	328,633	316,528
Prepaid pension costs	507,937	489,193
Other regulatory assets	181,813	157,214
Other	172,466	136,562

Total deferred charges and other assets	1,190,849	1,099,497

Total Assets	$13,522,346	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$421,505	$225,005
Accounts payable —
Affiliated	158,822	141,096
Other	188,432	198,834
Customer deposits	54,137	49,598
Accrued taxes —
Income taxes	126,969	28,498
Other	91,677	29,688
Accrued interest	62,743	40,029
Accrued vacation pay	36,494	36,494
Accrued compensation	77,907	76,858
Other	101,865	34,290

Total current liabilities	1,320,551	860,390

Long-term Debt	3,910,121	3,855,257

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,923,123	1,885,120
Deferred credits related to income taxes	108,509	148,395
Accumulated deferred investment tax credits	198,595	205,353
Employee benefit obligations	209,224	194,837
Asset retirement obligations	402,812	383,621
Asset retirement obligation regulatory liability	155,202	159,230
Other cost of removal obligations	602,585	597,147
Other regulatory liabilities	71,446	47,535
Other	31,086	62,044

Total deferred credits and other liabilities	3,702,582	3,683,282

Total Liabilities	9,242,533	8,708,208

Preferred Stock	465,046	465,047

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 15,000,000 shares
Outstanding — September 30, 2005: 9,250,000 shares
— December 31, 2004: 8,250,000 shares	370,000	330,000
Paid-in capital	1,971,668	1,955,183
Retained earnings	1,484,706	1,341,049
Accumulated other comprehensive loss	(11,607)	(16,028)

Total common stockholder’s equity	3,814,767	3,610,204

Total Liabilities and Stockholder’s Equity	$13,522,346	$12,783,459

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Discussion of the results of operations is focused on Alabama Power’s business of electricity sales to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Hurricanes Dennis and Katrina hit Alabama Power’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Alabama Power has incurred significant restoration costs. In addition, fuel costs have risen significantly during 2005. Alabama Power will continue to work with the Alabama PSC to develop methods to enable the timely recovery of these costs.
     Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Alabama Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2005 was $236.1 million and $451.0 million, respectively, compared to $219.8 million and $414.8 million, respectively, for the corresponding periods of 2004. Earnings in the third quarter 2005 increased by $16.3 million, or 7.4%, and earnings year-to-date 2005 increased by $36.2 million, or 8.7%. These increases were primarily due to an increase in retail base-rate revenues due to favorable weather conditions during the third quarter 2005 and a 1% increase in retail rates that took effect January 1, 2005 under Alabama Power’s new environmental rate order approved by the Alabama PSC. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. Additionally, Alabama Power ceased accruing nuclear decommissioning expenses in 2005. See FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Nuclear Relicensing” in Item 7 of the Form 10-K and herein and Note (I) to the Condensed Financial Statements herein for additional information on the related Alabama PSC order.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$192,527	19.7	$172,987	6.7
Sales for resale-non-affiliates	31,855	23.8	44,431	12.1
Sales for resale-affiliates	(22,188)	(23.2)	13,299	6.2
Other revenues	9,403	25.6	17,944	16.1
Fuel expense	87,453	26.4	161,512	18.3
Purchased power-non-affiliates	30,346	46.1	(5,622)	(3.5)
Purchased power-affiliates	39,039	76.2	28,492	16.6
Other operations and maintenance expense	24,423	11.3	65,732	9.5
Income taxes	10,930	7.9	(26,887)	(10.0)
     Retail revenues. The chart below reflects the primary drivers of the 19.7% increase in retail revenues in the third quarter 2005 compared to the same period in the prior year and the 6.7% increase in retail revenues year-to-date compared to the corresponding period in 2004. Energy cost recovery revenues and revenues associated with the recovery of costs associated with PPAs certificated by the Alabama PSC (Rate CNP-PPA) generally do not affect net income. Excluding these revenues, retail revenues increased by $76.6 million, or 11.3%, for the third quarter 2005 and $82.5 million, or 4.7%, year-to-date 2005 when compared to the corresponding periods in 2004. These increases were primarily due to a 6.9% increase and a 2.2% increase in kilowatt-hour energy sales for corresponding periods, as well as the retail rate increase implemented in January 2005 to recover environmental costs. See FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Environmental Rate Filing” for additional information on this rate increase. Kilowatt-hour energy sales to residential and commercial customers increased 13.7% and 7.4%, respectively, for the third quarter 2005 and increased 2.9% and 2.1%, respectively, year-to-date 2005 when compared to the corresponding periods of 2004 primarily due to favorable weather conditions in 2005. Kilowatt-hour energy sales to industrial customers increased 0.4% for the third quarter 2005 and increased 1.8% year-to-date 2005 when compared to the corresponding periods of 2004 primarily from increased sales demand in the pulp and paper and the automotive sectors.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2005		2005

	(in millions)	% change	(in millions)	% change
Retail — prior quarter/year	$980		$2,572
Change in —
Base rates	14	1.5	28	1.1
Sales growth	30	3.1	51	2.0
Weather	32	3.3	3	0.1
Energy cost recovery	110	11.2	82	3.2
Rate CNP-PPA cost recovery	6	0.6	9	0.3

Retail — current quarter/year	$1,172	19.7%	$2,745	6.7%

     Sales for resale — non-affiliates. Energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
system generation. In the third quarter 2005, revenues from sales for resale to non-affiliates increased $31.9 million when compared to the same period in 2004 primarily due to a 15.8% increase in price and a 6.9% increase in kilowatt-hour sales to non-affiliates. Year-to-date 2005, revenues from sales for resale to non-affiliates increased $44.4 million primarily due to a 7.0% increase in price and a 4.8% increase in kilowatt-hour sales. The 2005 price increases are generally the result of increased fuel costs. These transactions did not have a significant impact on earnings since energy is usually sold at variable cost.
     Sales for resale — affiliates. Energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. In the third quarter 2005, revenues from sales for resale to affiliates decreased $22.2 million when compared to the same period in 2004 primarily due to a 33.2% decrease in kilowatt-hour sales to affiliates as a result of a decrease in the availability of Alabama Power’s generating resources for sales to affiliates due to warmer weather in Alabama Power’s service territory. Year-to-date 2005, revenues from sales for resale to affiliates increased $13.3 million due to a 14.0% price increase related to the recovery of increased fuel-related expenses. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.
     Other revenues. The increase in other revenues for the third quarter 2005 when compared to the corresponding period in 2004 is primarily attributed to a $5.4 million increase in revenues from cogeneration steam facilities due to increased fuel revenue resulting from higher natural gas prices (since cogeneration steam fuel revenues are generally offset by fuel expense, these revenues do not have a significant impact on earnings), a $1.4 million increase in transmission revenue, and a $0.9 million increase in rent from electric property. The year-to-date 2005 increase in other revenues when compared to the same period in 2004 is mainly due to a $6.2 million increase in revenues from cogeneration steam facilities due to increased fuel revenue resulting from higher natural gas prices, a $5.8 million increase in transmission revenues, a $1.8 million increase in rent from electric property, and a $2.2 million increase in miscellaneous electric revenues due to early termination of customer electric service contracts.
     Fuel expense. Fuel expense was higher in the third quarter 2005 when compared to the corresponding period in 2004 due to a 21.1% increase in the average cost of coal and a 3.6% increase in generation from Alabama Power’s coal-fired facilities. The increase in generation from coal-fired facilities for third quarter 2005 is chiefly due to a 26.9% decrease in generation in Alabama Power’s gas-fired generation facilities because of an 80.7% increase in natural gas prices. The year-to-date 2005 increase in fuel expense when compared to the same period in 2004 is mainly due to a 19.6% increase in the average cost of coal and a 4.9% increase in generation from coal-fired facilities. The increase in generation from coal-fired facilities for year-to-date 2005 is mainly due to a 22.5% decrease in generation from gas-fired generating facilities because of a 39.8% increase in natural gas prices. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.
     Purchased power — non-affiliates. Purchased power from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system generated energy, demand for energy within the service territory, and availability of Southern Company system generation. In the third quarter 2005, purchased power from non-affiliates increased when compared to the same period in 2004 primarily due to a 47.5% increase in the amount of energy purchased resulting mainly from increased demand for energy in Alabama Power’s service territory. Year-to-date 2005, purchased power from non-affiliates decreased $5.6 million when compared to the same period in 2004 mainly due to a 9.9% decrease in energy purchased as a result of a 7.0% increase in self generation. These transactions did not have a significant impact on earnings

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Purchased power — affiliates. Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. Purchased power from affiliates increased in the third quarter 2005 compared to the same period in 2004 due to a 35.1% increase in the amount of energy purchased as a result of increased demand in Alabama Power’s service territory and a 30.4% increase in price primarily due to an increase in fuel costs. Year-to-date 2005, purchased power from affiliates increased $28.5 million when compared to the same period in 2004 due primarily to a 26.2% increase in purchased power prices offset by a 7.6% decrease in energy purchased and a 7.0% increase in self generation. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Other operations and maintenance expense. The increases in other operations expense for the third quarter and year-to-date 2005 when compared to the same periods in 2004 are primarily attributed to an $18.2 million increase in administrative and general expenses related to employee salary and benefits, a $5.1 million increase in customer accounts expense related to customer accounting payroll and uncollectible accounts, and a $4.7 million increase in the accrued expenses for liability insurance, litigation, and workers’ compensation reserve. The increases in maintenance expense for the third quarter and year-to-date 2005 are principally attributed to a $5.4 million increase in transmission expense and a $24.6 million increase in distribution expense. These increases are mainly a result of the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. See Notes 1 and 3 to the financial statements of Alabama Power under “Natural Disaster Reserve” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K for additional information. Also, see “Income taxes” below for additional offsetting impacts of the Alabama PSC’s order.
     Income taxes. Year-to-date 2005, in accordance with the Alabama PSC accounting order described above, Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers. The remainder of the decrease in income tax expense primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order and is offset by the increase in 2005 earnings over 2004. For additional information, see “Other operations and maintenance expense” above and Note 3 to the financial statements of Alabama Power under “Natural Disaster Cost Recovery” in Item 8 of the Form 10-K. The impact of this accounting order is expected to reduce Alabama Power’s annual effective income tax rate to approximately 35% for 2005. See Note 5 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K.
New Source Review Actions
On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review (NSR) rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the Plant Miller claims, stayed the entire case, and referred the parties to mediation. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. At the request of the mediator, the original deadline for completing the mediation has been extended from September 9, 2005 to November 30, 2005. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “New Source Review Actions” for additional information.
     On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its NSR regulations, which included changes to the regulatory exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation” of Alabama Power in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Alabama, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Alabama Power’s coal-fired facilities or through the purchase of allowances.
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
     On September 8, 2005, the EPA proposed a rule for the implementation of the fine particulate matter air quality standard. Several areas within Alabama Power’s service area were previously designated by the EPA as “nonattainment” for the standard. The EPA plans to finalize the proposed implementation rule in 2006.
     The impact of these rules on Alabama Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Alabama Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Alabama Power’s net income. The final outcome of this matter will

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Alabama Power’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Generation Interconnection Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Generation Interconnection Agreements” of Alabama Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to two previously executed interconnection agreements with Alabama Power, have filed complaints at the FERC requesting that the FERC modify the agreements and that Alabama Power refund a total of $11 million previously paid for interconnection facilities, with interest. Alabama Power has also received similar requests from other entities totaling $7 million. Alabama Power has opposed such relief, and the proceedings are still

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pending. The impact of Order 2003 and its subsequent rehearings on Alabama Power and the final results of these matters cannot be determined at this time.
Environmental Rate Filing
On October 5, 2004, the Alabama PSC approved a specific rate mechanism for the recovery of Alabama Power’s retail costs associated with environmental laws, regulations, or other such mandates. The rate mechanism began operation in January 2005 and provides for the recovery of these costs pursuant to a factor that will be calculated annually. Environmental costs to be recovered include operation and maintenance expenses, depreciation, and a return on invested capital. Retail rates increased 1% in January 2005, which should yield an annual recovery of approximately $33 million, and are expected to increase approximately 1% in 2006. In conjunction with the Alabama PSC’s approval, Alabama Power agreed to a moratorium until 2007 on any retail rate increase under its previously approved Rate Stabilization and Equalization Plan (Rate RSE). See “Rate RSE” below for further information.
Rate RSE
See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for information on Alabama Power’s Rate RSE. On October 4, 2005, the Alabama PSC approved a revision to Rate RSE requested by Alabama Power. Rate RSE adjustments can be made effective January 2007 and annually thereafter and will be based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4% per year and any annual adjustment is limited to 5%. The range of return on common equity, on which such adjustments are based, remains unchanged. If Alabama Power’s actual retail return on common equity is above the allowed equity return range, customer refunds will be required; however, there is no provision for additional customer billings should the actual retail return on common equity fall below the allowed equity return range. Alabama Power will make its initial submission of projected data for calendar year 2007 by December 1, 2006.
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
Nuclear Relicensing
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Nuclear Relicensing” of Alabama Power in Item 7 and Note 1 to the financial statements of Alabama Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on Alabama Power’s application to extend the operating license for Plant Farley for an additional 20 years and Alabama Power’s nuclear decommissioning trust funds (NDT). In May 2005, the NRC approved the license extension. Consequently, amounts previously contributed to the NDT are currently projected to be adequate to meet the decommissioning obligations. Therefore, in June 2005, the Alabama PSC approved a request by Alabama Power to suspend, effective January 1, 2005, the inclusion in its annual cost of service of $18 million

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in decommissioning costs and to suspend also the associated obligation to make semi-annual contributions to the NDT. Should projections of balances in the external trusts prove to be inadequate to meet future estimates for decommissioning costs, Alabama Power would seek Alabama PSC approval to address that issue in a manner consistent with NRC and other applicable requirements. See Note (I) to the Condensed Financial Statements herein for additional information.
Retail Fuel Cost Recovery
On October 19, 2005, Alabama Power filed with the Alabama PSC for a fuel cost recovery increase under the provisions of its energy cost recovery rate (Rate ECR). An approval of this filing would result in an increase of the energy billing factor for retail customers from 1.788 cents per kilowatt-hour to 2.650 cents per kilowatt-hour and would become effective December 3, 2005. This change to the billing factor represents on average an increase of approximately $8.62 per month for a customer billing of 1,000 kilowatt-hours. Rate ECR revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, this increase in the billing factor will have no significant effect on Alabama Power’s revenues or net income, but will increase annual cash flow. The requested increase is intended to allow for the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2006. Alabama Power’s under recovered retail energy costs as of September 30, 2005 totaled $182.4 million. Under the terms of Rate ECR, the increase will be effective 45 days after the filing unless modified by the Alabama PSC following a public hearing. The final outcome of this filing cannot be determined at this time. See Note (I) to the Condensed Financial Statements herein for additional information.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Alabama PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Notes 1 and 3 to the financial statements of Alabama Power under “Natural Disaster Reserve” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K. Alabama Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property.
     On July 10, 2005 and August 29, 2005, Hurricanes Dennis and Katrina, respectively, impacted the coast of Alabama and continued north through the state of Alabama, causing significant damage in parts of the service territory of Alabama Power. Approximately 241,000 and 637,000, respectively, of Alabama Power’s 1.4 million customer accounts were without electrical service immediately after Hurricanes Dennis and Katrina. Alabama Power sustained significant damage to its distribution and transmission facilities during these storms.
     In August 2005, Alabama Power received approval from the Alabama PSC to defer the Hurricane Dennis storm-related operation and maintenance costs (estimated at $28 million), which resulted in a negative balance in the natural disaster reserve. In October 2005, Alabama Power also received similar approval from the Alabama PSC to defer the Hurricane Katrina storm-related operation and maintenance costs (estimated at $45 million). See Note (I) to the Condensed Financial Statements herein for further information concerning the Alabama PSC’s approval of deferring the costs of the storms. Alabama Power’s current annual accrual to the natural disaster reserve, as approved by the Alabama PSC, is $3 million, with additional accruals allowed whenever the reserve balance is less than $22.4 million.
     On November 1, 2005, Alabama Power filed a request with the Alabama PSC to approve a plan designed to recover its deferred Hurricanes Dennis- and Katrina-related operation and maintenance costs and to replenish

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
its depleted natural disaster reserve. This request would provide for a separate rate rider, Rate NDR (Natural Disaster Reserve), based on a monthly charge per customer account. Rate NDR would consist of two components. One part of Rate NDR would be a monthly charge to allow recovery of the previously deferred storm costs, which totaled approximately $69 million as of September 30, 2005, over a two-year period. The second part of Rate NDR would be a monthly charge to replenish the natural disaster reserve’s balance over a five-year period to a newly authorized target of $75 million. As revenue from Rate NDR is recognized, an equal amount of operation and maintenance expense related to the natural disaster reserve will also be recognized. As a result, this increase in revenue and expense will not have an impact on net income, but will increase the annual cash flow. If approved by the Alabama PSC, Rate NDR would become effective in January, 2006. A final decision from the Alabama PSC is expected in December 2005. The final outcome of the filing cannot be determined at this time.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Alabama Power is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

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
     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. For Alabama Power, FIN 47 is effective no later than December 31, 2005. Alabama Power currently expects to record additional asset retirement obligations (and plant in service) of less than $47 million, primarily related to asbestos removal and disposal of polychlorinated biphenyls in certain transformers. However, Alabama Power has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Alabama Power’s income statement.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition continued to be stable at September 30, 2005. Net cash flows from operating activities totaled $718.2 million for the first nine months of 2005, compared to $745.1 million for the first nine months of 2004. The $26.9 million decrease in the first nine months resulted primarily from higher fuel costs. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Gross property additions to utility plant were $605.7 million in the first nine months of 2005 and are included in the balance sheets herein. The majority of funds needed for gross property additions since 2000 has been provided from operating activities.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. See Note (I) to the Condensed Financial Statements herein for information concerning the suspension of the funding of the Nuclear Decommissioning Trust. Approximately $422 million will be required by September 30, 2006 for redemptions and maturities of long-term debt.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type, and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2005 approximately $146 million of cash and cash equivalents, unused committed lines of credit of approximately $873 million (including $504 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds), of which $0.5 million will expire at various times during the remainder of 2005, and an extendible commercial note program. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At September 30, 2005, Alabama Power had no commercial paper or extendible notes payable outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Alabama Power had no material exposure related to these agreements.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date
	Changes	Changes

	Fair Value

	(in thousands)
Contracts beginning of period	$19,255	$4,017
Contracts realized or settled	(6,423)	(17,793)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	44,090	70,698

Contracts at September 30, 2005	$56,922	$56,922

     (a) Current period changes also include the changes in fair value of new contracts entered into during the period.
Source of September 30, 2005
Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$57,298	$52,476	$4,822
External sources	(376)	(376)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$56,922	$52,100	$4,822

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
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
     In the second quarter 2005, Alabama Power entered into two interest rate hedges related to the anticipated issuance of senior notes totaling $600 million. The notes are expected to be issued in 2005 and 2006. Also, in the second quarter 2005, Alabama Power issued 1,000,000 shares of common stock to Southern Company at $40.00 a share ($40 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
     Alabama Power did not issue or redeem any long-term securities during the third quarter of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,888,358	$1,450,148	$4,300,681	$3,687,163
Sales for resale —
Non-affiliates	146,328	58,789	385,180	185,842
Affiliates	130,814	25,778	211,188	128,870
Other revenues	53,562	46,773	151,631	132,164

Total operating revenues	2,219,062	1,581,488	5,048,680	4,134,039

Operating Expenses:
Fuel	624,061	362,347	1,345,377	971,781
Purchased power —
Non-affiliates	200,350	90,591	317,847	250,672
Affiliates	203,350	188,568	564,154	463,029
Other operations	258,837	216,782	684,387	635,974
Maintenance	105,509	106,761	345,734	339,904
Depreciation and amortization	127,834	69,588	375,933	205,867
Taxes other than income taxes	73,070	60,381	192,477	173,301

Total operating expenses	1,593,011	1,095,018	3,825,909	3,040,528

Operating Income	626,051	486,470	1,222,771	1,093,511
Other Income and (Expense):
Allowance for equity funds used during construction	4,424	8,845	21,616	16,892
Interest income	1,028	1,631	1,530	5,751
Interest expense, net of amounts capitalized	(57,959)	(43,724)	(163,553)	(137,667)
Interest expense to affiliate trusts	(14,878)	(14,878)	(44,633)	(29,688)
Distributions on mandatorily redeemable preferred securities	—	—	—	(15,839)
Other income (expense), net	12,096	8,524	12,075	(1,484)

Total other income and (expense)	(55,289)	(39,602)	(172,965)	(162,035)

Earnings Before Income Taxes	570,762	446,868	1,049,806	931,476
Income taxes	215,345	159,334	394,139	344,051

Net Income	355,417	287,534	655,667	587,425
Dividends on Preferred Stock	191	168	526	503

Net Income After Dividends on Preferred Stock	$355,226	$287,366	$655,141	$586,922

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$355,226	$287,366	$655,141	$586,922
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(155) and $(52), respectively	(247)	—	(83)	—
Changes in fair value of qualifying hedges, net of tax of $9,085, $(7,780), $3,195 and $(4,070), respectively	14,403	(13,980)	5,065	(8,098)
Reclassification adjustment for amounts included in net income, net of tax of $359, $412, $880 and $1,649, respectively	569	654	1,095	2,615

COMPREHENSIVE INCOME	$369,951	$274,040	$661,218	$581,439

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$655,667	$587,425
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	446,677	269,916
Deferred income taxes and investment tax credits	178,421	199,113
Deferred expenses — affiliates	(18,682)	(30,549)
Allowance for equity funds used during construction	(21,616)	(16,892)
Pension, postretirement, and other employee benefits	9,582	(675)
Tax benefit of stock options	14,953	7,203
Other, net	(48,651)	(36,182)
Changes in certain current assets and liabilities —
Receivables, net	(597,901)	(231,421)
Fossil fuel stock	23,489	3,018
Materials and supplies	(29,539)	(5,696)
Other current assets	6,709	19,064
Accounts payable	45,625	65,072
Accrued taxes	167,274	48,855
Accrued compensation	(20,658)	(38,448)
Other current liabilities	24,862	15,467

Net cash provided from operating activities	836,212	855,270

Investing Activities:
Gross property additions	(588,072)	(516,287)
Purchase of property from affiliates	—	(339,750)
Cost of removal net of salvage	(15,564)	(11,182)
Change in construction payables, net of joint owner portion	(38,566)	(36,206)
Other	28,860	26,111

Net cash used for investing activities	(613,342)	(877,314)

Financing Activities:
Increase (decrease) in notes payable, net	12,332	(137,277)
Proceeds —
Senior notes	375,000	600,000
Pollution control bonds	185,000	—
Mandatorily redeemable preferred securities	—	200,000
Capital contributions from parent company	107,800	226,400
Redemptions —
Senior notes	(300,000)	(200,000)
Pollution control redemptions	(185,000)	—
Mandatorily redeemable preferred securities	—	(200,000)
Payment of preferred stock dividends	(381)	(521)
Payment of common stock dividends	(417,075)	(424,125)
Other	(19,462)	(17,086)

Net cash provided from (used for) financing activities	(241,786)	47,391

Net Change in Cash and Cash Equivalents	(18,916)	25,347
Cash and Cash Equivalents at Beginning of Period	33,497	8,699

Cash and Cash Equivalents at End of Period	$14,581	$34,046

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8,804 and $5,686 capitalized for 2005 and 2004, respectively)	$191,233	$177,167
Income taxes (net of refunds)	$64,160	$38,170
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$14,581	$33,497
Receivables —
Customer accounts receivable	498,404	317,937
Unbilled revenues	196,698	140,027
Under recovered regulatory clause revenues	325,139	345,542
Other accounts and notes receivable	83,527	94,377
Affiliated companies	79,071	17,042
Accumulated provision for uncollectible accounts	(8,417)	(7,100)
Fossil fuel stock, at average cost	160,778	184,267
Vacation pay	57,490	57,372
Materials and supplies, at average cost	299,961	270,422
Prepaid expenses	9,130	32,695
Other	72,229	28,262

Total current assets	1,788,591	1,514,340

Property, Plant, and Equipment:
In service	19,419,332	18,681,533
Less accumulated provision for depreciation	7,487,289	7,217,607

	11,932,043	11,463,926
Nuclear fuel, at amortized cost	129,927	124,745
Construction work in progress	490,145	766,140

Total property, plant, and equipment	12,552,115	12,354,811

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	66,471	66,192
Nuclear decommissioning trusts, at fair value	476,964	459,194
Other	72,527	64,571

Total other property and investments	615,962	589,957

Deferred Charges and Other Assets:
Deferred charges related to income taxes	503,950	505,664
Prepaid pension costs	468,397	450,270
Deferred under recovered regulatory clause revenues	325,545	—
Other regulatory assets	272,807	246,462
Other	225,610	160,834

Total deferred charges and other assets	1,796,309	1,363,230

Total Assets	$16,752,977	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$302,655	$452,498
Notes payable	220,565	208,233
Accounts payable —
Affiliated	238,049	194,253
Other	277,573	310,763
Customer deposits	124,232	115,661
Accrued taxes —
Income taxes	218,141	78,269
Other	181,514	129,520
Accrued interest	79,547	74,529
Accrued vacation pay	44,179	44,894
Accrued compensation	106,682	127,340
Other	147,936	83,632

Total current liabilities	1,941,073	1,819,592

Long-term Debt	3,929,864	3,709,852

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,721,755	2,556,040
Deferred credits related to income taxes	161,396	170,973
Accumulated deferred investment tax credits	290,799	300,018
Employee benefit obligations	358,711	331,002
Asset retirement obligations	528,333	504,515
Other cost of removal obligations	412,941	411,692
Other regulatory liabilities	101,644	84,678
Other	65,322	59,733

Total deferred credits and other liabilities	4,640,901	4,418,651

Total Liabilities	11,480,911	10,917,168

Preferred Stock	14,609	14,609

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 15,000,000 shares
Outstanding — 7,761,500 shares	344,250	344,250
Paid-in capital	2,601,021	2,478,268
Retained earnings	2,340,864	2,102,798
Accumulated other comprehensive loss	(28,678)	(34,755)

Total common stockholder’s equity	5,257,457	4,890,561

Total Liabilities and Stockholder’s Equity	$16,752,977	$15,822,338

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs have risen significantly during 2005. Georgia Power will continue to work with the Georgia PSC to enable the timely recovery of these costs.
     Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Georgia Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2005 was $355.2 million and $655.1 million, respectively, compared to $287.4 million and $586.9 million, respectively, for the corresponding periods in 2004. The $67.8 million and $68.2 million increases in the third quarter and year-to-date 2005, respectively, over the corresponding periods in 2004 were primarily due to higher retail base revenues resulting from the retail rate increase effective January 1, 2005, as well as warmer weather in September 2005, partially offset by increased non-fuel operating expenses. For additional information on the rate increase, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Rate Case” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$438,210	30.2	$613,518	16.6
Sales for resale — non-affiliates	87,539	148.9	199,338	107.3
Sales for resale — affiliates	105,036	N/M	82,318	63.9
Other revenues	6,789	14.5	19,467	14.7
Fuel expense	261,714	72.2	373,596	38.4
Purchased power expense — non-affiliates	109,759	121.2	67,175	26.8
Purchased power expense — affiliates	14,782	7.8	101,125	21.8
Other operations expense	42,055	19.4	48,413	7.6
Depreciation and amortization expense	58,246	83.7	170,066	82.6
Taxes other than income taxes	12,689	21.0	19,176	11.1
Interest expense, net of amounts capitalized	14,235	32.6	25,886	18.8
Other income (expense), net	3,572	41.9	13,559	N/M

N/M — Not meaningful
     Retail revenues. The chart below reflects the primary drivers of the 30.2% and 16.6% increases in retail revenues in the third quarter and year-to-date 2005, respectively, compared to the corresponding periods in 2004. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $192.8 million, or 19.3%, and $282.2 million, or 11.3%, in the third quarter and year-to-date 2005, respectively, compared to the same periods in the prior year, primarily due to the retail rate increase effective January 1, 2005 and warmer temperatures in September 2005. See Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information on the rate increase. In the third quarter 2005, kilowatt-hour energy sales to residential and commercial customers were up by 10.4% and 11.3%, respectively. Year-to-date 2005 kilowatt-hour energy sales to residential and commercial customers increased by 1.1% and 5.9%, respectively. These increases are primarily attributed to the warmer temperatures in September 2005. Additionally, the increases in commercial kilowatt-hour energy sales are also attributed to sustained economic strength, customer growth of 2.4%, and a reclassification of customers from industrial to commercial to be consistent with the rate structure approved by the Georgia PSC when compared to the corresponding periods in 2004. During the third quarter and year-to-date 2005, kilowatt-hour energy sales to industrial customers decreased by 4.2% and 4.1%, respectively, primarily as a result of this reclassification of customers.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2005		2005

	(in millions)	% change	(in millions)	% change
Retail — prior year	$1,450		$3,687
Change in —
Base rates	89	6.1	176	4.8
Sales growth	57	3.9	90	2.4
Weather	47	3.3	17	0.4
Fuel cost recovery	245	16.9	331	9.0

Retail — current year	$1,888	30.2	$4,301	16.6

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — non-affiliates. Energy revenues from sales for resale to non-affiliates increased $64.2 million and $142.2 million, respectively, in the third quarter and year-to-date 2005 compared to the same periods in 2004 as a result of a 22.3% and 22.2% increase, respectively, in price and a 152.1% and 94.6% increase, respectively, in kilowatt-hour sales. The 2005 price increases are generally the result of increasing fuel costs. The kilowatt-hour sales increases are primarily a result of new contracts with non-affiliated customers effective in January 2005 which increased the demand for energy. Energy sales do not have a significant impact on earnings since energy is usually sold at variable cost. The capacity component of these transactions increased $18.3 million and $54.9 million in the third quarter and year-to-date 2005, respectively, over the corresponding periods in 2004.
     Sales for resale — affiliates and Purchased power expense — affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. The third quarter 2005 increase in purchased power from affiliates is primarily due to a 61.1% increase in the cost of fuel. Year-to-date 2005, purchased power from affiliates increased when compared to the same period in 2004 by $30.3 million primarily as a result of additional capacity expenses under PPAs with Southern Power that went into effect in June 2004. See Note 7 to the financial statements of Georgia Power under “Purchased Power Commitments” in Item 8 of the Form 10-K for additional information.
     Other revenues. In the third quarter and year-to-date 2005, other revenues increased when compared with the corresponding periods in 2004 primarily as a result of $6.0 million and $8.3 million, respectively, of higher transmission revenues, $1.6 million and $4.0 million, respectively, of higher customer fees that went into effect January 2005, and $1.2 million and $4.3 million, respectively, of higher outdoor lighting revenues.
     Fuel expense. Fuel expense increased in the third quarter and year-to-date 2005 primarily as a result of an increase in the average cost of fuel per net kilowatt-hour generated of 41.6% and 28.8%, respectively, when compared to the corresponding periods in 2004 due to higher coal and natural gas prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Fuel Cost Recovery” and Note (J) to the Condensed Financial Statements herein for additional information.
     Purchased power expense — non-affiliates. Purchased power expense — non-affiliates was higher in the third quarter 2005 due to an increase in purchases to meet higher demand and a 157% increase in the cost of fuel and in year-to-date 2005 due to a 52.1% increase in the cost of fuel due to higher natural gas prices. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
     Other operations expense. Other operations expense increased in the third quarter and year-to-date 2005 by $49.6 million and $55.9 million, respectively, primarily due to increased employee labor costs and benefits of $27.0 million and $38.7 million, respectively, and litigation expenses of $1.7 million and $2.6 million, respectively. Such increases for both the third quarter and year-to-date 2005 were partially offset by increased billings of approximately $7.5 million to Georgia Power’s affiliates for hurricane assistance when compared to the prior year.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Depreciation and amortization expense. Depreciation and amortization expenses in the third quarter and year-to-date 2005 were higher when compared to the corresponding periods in the prior year mainly due to the expiration in 2004 of certain provisions in Georgia Power’s three-year retail rate plan ending December 31, 2004 (2001 Retail Rate Plan). In accordance with the 2001 Retail Rate Plan, Georgia Power amortized an accelerated cost recovery liability as a credit to amortization expense and recognized new Georgia PSC-certified purchased power costs in rates evenly over the three years ended December 31, 2004. This treatment resulted in a credit to amortization expense of $47 million and $140 million, respectively, during the third quarter and year-to-date 2004. See Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information.
     Taxes other than income taxes. The increases in taxes other than income taxes for the third quarter and year-to-date 2005 are attributed primarily to higher municipal gross receipts taxes of $9.1 million and $12.9 million, respectively, resulting from increased operating revenues.
     Interest expense, net of amounts capitalized. The third quarter and year-to-date 2005 increases in interest expense, net of amounts capitalized mainly result from the issuance of additional senior notes in the first half of 2005, and from higher interest rates on variable rate debt. See FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein for additional information.
     Other income (expense), net. The third quarter and year-to-date 2005 increases in other income (expense), net compared to the corresponding periods in 2004 relate primarily to $11.8 million of gas hedge gains in September 2005. See Note 3 to the financial statements of Georgia Power under “Retail Fuel Hedging Program” in Item 8 of the Form 10-K for information on these hedges and the sharing of financial gains with retail customers. Also see FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for information on hedges outstanding as of September 30, 2005.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of Georgia Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. For additional information, including information on certain environmental litigation, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “New Source Review Actions” in Item 8 of the Form 10-K.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Actions
On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its new source review (NSR) regulations, which included changes to the regulatory exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Plant Wansley Environmental Litigation
In March 2005, the U.S. Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument is scheduled for early 2006. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Plant Wansley Environmental Litigation” for additional information.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation” of Georgia Power in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of SO2 and/or NOx to be achieved by the installation of additional controls at Georgia Power’s coal-fired facilities or through the purchase of allowances.
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
     On June 14 and 15, 2005, the EPA published final rules approving the redesignation of the Atlanta metro area to “attainment” under the one-hour ground-level ozone standard. On June 15, 2005, the EPA revoked the one-hour ground-level ozone standard, in connection with the implementation of its new eight-hour ozone standard.
     On September 8, 2005, the EPA proposed a rule for the implementation of the fine particulate matter air quality standard. Several areas within Georgia Power’s service area were previously designated by the EPA as “nonattainment” for the standard. The EPA plans to finalize the proposed implementation rule in 2006.
     The impact of these rules on Georgia Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Georgia Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Georgia Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Georgia Power’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also, in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. See Note 3 to the financial statements of Georgia Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for further information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Generation Interconnection Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Generation Interconnection Agreements” of Georgia Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to previously executed interconnection agreements with Georgia Power and another Southern Company subsidiary, have filed complaints at the FERC requesting that the FERC modify the agreements and that Georgia Power refund a total of $7.9 million previously paid for interconnection facilities, with interest. Georgia Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Georgia Power and the final results of these matters cannot be determined at this time.
Retail Fuel Cost Recovery
On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an average annual increase in

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customer billings of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under-recovered regulatory clause revenues was reclassified from current assets to deferred charges and other assets on the balance sheet. Under recovered fuel amounts for the period subsequent to June 1, 2005 totaled $198.3 million through September 30, 2005. In accordance with the Georgia PSC’s order, such amounts will be reviewed semi-annually beginning February 2006. If the amount under or over recovered exceeds $50 million at the evaluation date, Georgia Power will be required to file for a temporary fuel rate change. However, Georgia Power has agreed with a Georgia PSC staff recommendation to suspend the temporary fuel rate provision and, instead, will file a request no later than April 2006 to increase its fuel cost recovery rate. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor would have no significant effect on Georgia Power’s revenues or net income, but would increase annual cash flow. See Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Georgia Power is reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES — “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
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
     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. For Georgia Power, FIN 47 is effective no later than December 31, 2005. Georgia Power currently expects to record additional asset retirement obligations (and plant in service) of less than $116 million, primarily related to asbestos removal and disposal of polychlorinated biphenyls in certain transformers. However, Georgia Power has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Georgia Power’s income statement.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at September 30, 2005. Net cash flow from operating activities totaled $836.2 million for the year-to-date 2005, compared to $855.3 million for the same period in 2004. The decrease of $19.1 million in 2005 is primarily the result of higher fuel costs, which are recoverable in future periods and are reflected in the balance sheets as under recovered regulatory clause revenues. Year-to-date 2005, gross property additions were $588.1 million. These additions were primarily related to the construction of Plant McIntosh Units 10 and 11, transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating activities and financing activities. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. Approximately $302.7 million will be required by September 30, 2006 for redemptions and maturities of long-term debt.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
     At September 30, 2005, Georgia Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2005 approximately $14.6 million of cash and cash equivalents and $780 million of unused credit arrangements with banks. Of these facilities, $70.4 million expire in 2006, $350 million expire in 2007, and $360 million expire in 2010. The facilities that expire in 2006 contain provisions allowing two year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2005, Georgia Power had approximately $220.6 million of commercial paper and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $246 million. Georgia Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Georgia Power had no material exposure related to these agreements.

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
     The fair value of derivative energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value

	(in thousands)
Contracts beginning of period	$18,867	$5,777
Contracts realized or settled	(6,437)	(19,400)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	42,812	68,865

Contracts at September 30, 2005	$55,242	$55,242

(a) Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$55,697	$51,446	$4,251
External sources	(455)	(455)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$55,242	$50,991	$4,251

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2005, Georgia Power issued $250 million of Series X 5.70% Senior Notes due January 15, 2045. Proceeds from the sale were used to repay at maturity $250 million principal amount of Series L Floating Rate Senior Notes in February 2005.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In the second quarter 2005, Georgia Power issued $125 million in senior notes and incurred obligations in connection with issuances totaling $185 million of pollution control revenue bonds. Proceeds from these sales were used to repay a portion of Georgia Power’s short-term indebtedness and for other corporate purposes and to repay obligations in connection with pollution control revenue bonds.
     Also in the second quarter 2005, Georgia Power entered into an interest rate swap designed to mitigate its exposure to adverse interest rate movements with respect to an anticipated senior note issuance. In connection with the issuance of such senior notes, Georgia Power terminated the swap at a loss of $0.3 million, which will be amortized over a 10-year period. Further, Georgia Power reduced the interest rate on $14 million in pollution control revenue bonds from 5.0% to 4.35%.
     Georgia Power also entered into two derivative transactions to reduce its exposure to interest rate risk. The transactions consisted of a $300 million hedge of an anticipated senior note issuance in 2007 and an interest rate swap on $300 million of tax-exempt pollution control bonds.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$294,267	$215,087	$663,659	$571,360
Sales for resale —
Non-affiliates	23,321	18,980	62,647	56,938
Affiliates	14,137	24,488	61,180	67,147
Other revenues	12,355	10,831	32,488	30,030

Total operating revenues	344,080	269,386	819,974	725,475

Operating Expenses:
Fuel	118,892	100,649	306,336	269,843
Purchased power —
Non-affiliates	12,342	6,478	22,408	24,635
Affiliates	42,441	18,048	59,282	33,319
Other operations	45,459	31,191	120,376	100,639
Maintenance	13,346	13,612	47,231	46,591
Depreciation and amortization	21,433	20,674	63,515	61,948
Taxes other than income taxes	21,596	19,106	56,873	53,245

Total operating expenses	275,509	209,758	676,021	590,220

Operating Income	68,571	59,628	143,953	135,255
Other Income and (Expense):
Interest income	1,673	277	2,372	564
Interest expense, net of amounts capitalized	(9,033)	(7,468)	(26,284)	(23,500)
Interest expense to affiliate trusts	(1,148)	(1,148)	(3,443)	(2,295)
Distributions on mandatorily redeemable preferred securities	—	—	—	(1,113)
Other income (expense), net	(266)	(1,481)	(234)	(1,841)

Total other income and (expense)	(8,774)	(9,820)	(27,589)	(28,185)

Earnings Before Income Taxes	59,797	49,808	116,364	107,070
Income taxes	22,546	17,854	42,901	39,167

Net Income	37,251	31,954	73,463	67,903
Dividends on Preferred Stock	54	54	162	162

Net Income After Dividends on Preferred Stock	$37,197	$31,900	$73,301	$67,741

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$37,197	$31,900	$73,301	$67,741
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(40) and $—, respectively	—	(63)	—	—
Reclassification adjustment for amounts included in net income, net of tax of $31, $32, $94 and $94, respectively	51	50	151	151

COMPREHENSIVE INCOME	$37,248	$31,887	$73,452	$67,892

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$73,463	$67,903
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	67,874	66,439
Deferred income taxes	34,719	36,691
Pension, postretirement, and other employee benefits	952	(714)
Tax benefit of stock options	3,357	2,401
Other, net	12,094	(821)
Changes in certain current assets and liabilities —
Receivables, net	(44,714)	(8,915)
Fossil fuel stock	(5,812)	4,629
Materials and supplies	1,734	(2,345)
Other current assets	30,380	(12,214)
Accounts payable	(39,322)	7,963
Accrued taxes	12,160	10,542
Accrued compensation	(4,066)	(721)
Other current liabilities	1,701	(1,156)

Net cash provided from operating activities	144,520	169,682

Investing Activities:
Gross property additions	(100,109)	(106,660)
Cost of removal net of salvage	(4,586)	(5,069)
Other	(14,797)	(6,705)

Net cash used for investing activities	(119,492)	(118,434)

Financing Activities:
Decrease in notes payable, net	(30,000)	(37,666)
Proceeds —
Senior notes	60,000	110,000
Capital contributions from parent company	(2,258)	25,000
Redemptions —
First mortgage bonds	(30,000)	—
Senior notes	—	(50,000)
Payment of preferred stock dividends	(162)	(162)
Payment of common stock dividends	(51,300)	(52,500)
Other	(2,802)	(2,066)

Net cash used for financing activities	(56,522)	(7,394)

Net Change in Cash and Cash Equivalents	(31,494)	43,854
Cash and Cash Equivalents at Beginning of Period	64,829	2,548

Cash and Cash Equivalents at End of Period	$33,335	$46,402

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $483 and $568 capitalized for 2005 and 2004, respectively)	$25,997	$25,170
Income taxes (net of refunds)	$(20,889)	$11,226
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$33,335	$64,829
Receivables —
Customer accounts receivable	63,400	44,255
Unbilled revenues	46,989	35,889
Under recovered regulatory clause revenues	28,897	9,283
Other accounts and notes receivable	6,680	7,177
Affiliated companies	15,078	16,218
Accumulated provision for uncollectible accounts	(1,404)	(2,144)
Fossil fuel stock, at average cost	38,812	32,999
Materials and supplies, at average cost	35,028	36,761
Prepaid income taxes	8,707	34,812
Property damage	27,987	3,500
Assets from risk management activities	23,405	1,635
Other regulatory assets	8,440	9,043
Other	6,974	3,563

Total current assets	342,328	297,820

Property, Plant, and Equipment:
In service	2,463,541	2,367,189
Less accumulated provision for depreciation	859,641	844,617

	1,603,900	1,522,572
Construction work in progress	35,339	74,004

Total property, plant, and equipment	1,639,239	1,596,576

Other Property and Investments	6,721	6,425

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,013	17,566
Prepaid pension costs	45,878	45,384
Other regulatory assets	148,453	127,191
Other	20,212	19,701

Total deferred charges and other assets	231,556	209,842

Total Assets	$2,219,844	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$112,075	$100,000
Notes payable	20,000	50,000
Accounts payable —
Affiliated	62,845	35,359
Other	56,521	77,452
Customer deposits	19,060	18,470
Accrued taxes —
Income taxes	8,930	1,927
Other	21,410	9,250
Accrued interest	7,912	7,665
Accrued compensation	15,474	16,989
Unrealized gains on energy hedges	23,374	1,994
Other regulatory liabilities	11,529	5,827
Other	9,546	10,613

Total current liabilities	368,676	335,546

Long-term Debt	569,278	550,989

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	258,818	229,909
Accumulated deferred investment tax credits	17,049	18,489
Employee benefit obligations	56,316	54,869
Other cost of removal obligations	163,374	155,831
Other regulatory liabilities	25,005	25,402
Other	69,642	71,192

Total deferred credits and other liabilities	590,204	555,692

Total Liabilities	1,600,324	1,514,393

Preferred Stock	4,098	4,098

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 992,717 shares
Outstanding — 992,717 shares	38,060	38,060
Paid-in capital	398,494	397,396
Retained earnings	181,583	159,581
Accumulated other comprehensive loss	(2,715)	(2,865)

Total common stockholder’s equity	615,422	592,172

Total Liabilities and Stockholder’s Equity	$2,219,844	$2,110,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Prices for electricity provided by Gulf Power to retail customers are set by the Florida PSC. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Hurricanes Dennis and Katrina hit Gulf Power’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Gulf Power has incurred significant restoration costs. In addition, fuel costs have risen significantly during 2005. Gulf Power will continue to work with the Florida PSC to enable the timely recovery of these costs.
     Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW - “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Gulf Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2005 was $37.2 million and $73.3 million, respectively, compared to $31.9 million and $67.7 million, respectively, for the corresponding periods in 2004. Earnings in the third quarter and year-to-date 2005 increased by $5.3 million, or 16.6%, and $5.6 million, or 8.2%, respectively, primarily due to higher operating revenues when compared to the same period in 2004.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)	% change	(in thousands)	% change
Retail revenues	$79,180	36.8	$92,299	16.2
Sales for resale — non-affiliates	4,341	22.9	5,709	10.0
Sales for resale — affiliates	(10,351)	(42.3)	(5,967)	(8.9)
Other revenues	1,524	14.1	2,458	8.2
Fuel expense	18,243	18.1	36,493	13.5
Purchased power expense — non-affiliates	5,864	90.5	(2,227)	(9.0)
Purchased power expense — affiliates	24,393	135.2	25,963	77.9
Other operations expense	14,268	45.7	19,737	19.6
Income tax expense	4,692	26.3	3,734	9.5

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Retail revenues. The chart below reflects the primary drivers of the 36.8% increase in retail revenues in the third quarter and 16.2% increase year-to-date 2005 when compared to the corresponding periods in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased by $14.7 million, or 6.9%, for the third quarter 2005 and increased by $10.4 million, or 1.8%, year-to-date 2005 as compared to the corresponding periods in 2004. Retail energy sales to residential, commercial, and industrial customers increased by 15.9%, 7.3%, and 6.4%, respectively, in the third quarter 2005 as compared to the same period in 2004 primarily due to an increase in the number of customers and more favorable weather. Retail energy sales for year-to-date 2005 from residential, commercial, and industrial customers remained mostly constant as compared to the same period in 2004. Other cost recovery for the third quarter and year-to-date 2005 includes approximately $7.9 million and $14.3 million, respectively, of revenues related to the recovery of expenses for Hurricane Ivan as approved by the Florida PSC. See Note (K) to the Condensed Financial Statements herein and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on storm cost recovery related to Hurricane Ivan.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2005		2005
	(in thousands)%		(in thousands)%

Retail — prior year	$215,087		$571,360
Change in —
Sales growth	8,508	4.0	11,905	2.1
Weather	6,227	2.9	(1,528)	(0.3)
Fuel cost recovery	48,355	22.4	54,063	9.5
Other cost recovery	16,090	7.5	27,859	4.9

Retail — current year	$294,267	36.8%	$663,659	16.2%

     Sales for resale — affiliates and Purchased power expense — affiliates. Revenues from sales for resale to affiliates and purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism. The decreases in sales for resale to affiliates and increases in purchased power from affiliates in the third quarter and year-to-date 2005 are primarily a result of higher sales demand in Gulf Power’s retail service territory as described under “Retail revenues” above.
     Other revenues. In the third quarter and year-to-date 2005, other revenues were higher primarily due to an increase in franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are also offset by operating expenses.
     Fuel expense. In the third quarter and year-to-date 2005, fuel expense was higher than the same period in 2004 primarily due to a 13.0% increase in coal prices and a 32.9% increase in natural gas prices year-to-date. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Retail Fuel Cost Recovery” herein for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — non-affiliates and Purchased power expense — non-affiliates. The increases for the third quarter and year-to-date 2005 sales for resale to non-affiliates are primarily the result of higher natural gas prices that made energy from Southern Company generation resources more attractive for non-affiliated customers. Purchased power expense from non-affiliates increased during the third quarter 2005 due to higher sales demand in Gulf Power’s retail service territory as described under “Retail revenues” above in September that coincided with planned system maintenance activities. The decrease in year-to-date 2005 purchased power expense from non-affiliates, when compared to the corresponding period in 2004, is primarily the result of an increase in available Southern Company system generation. Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.
     Other operations expense. The increases in other operations expense during the third quarter and year-to-date 2005, as compared to the same periods in 2004, are primarily due to the recovery of Hurricane Ivan restoration costs as approved by the Florida PSC. Since these costs are recognized as revenues are collected, there is no impact on net income. See Note (K) to the Condensed Financial Statements herein and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. An additional factor was increases of $3.0 million and $3.9 million, during the third quarter and year-to-date 2005, respectively, in employee benefit costs.
     Income tax expense. The increases in income tax expense during the third quarter and year-to-date 2005 are primarily due to the increase in taxable income when compared to the same periods in 2004.
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
New Source Review Actions
On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its new source review (NSR) regulations, which included changes to the regulatory

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation” of Gulf Power in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Georgia, Florida, and Mississippi, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Gulf Power’s facilities or through the purchase of allowances.
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
     The impact of these rules on Gulf Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Gulf Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Gulf Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Gulf Power’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Generation Interconnection Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Generation Interconnection Agreements” of Gulf Power in Item 7 of the Form 10-K for information on the FERC’s Order 2003 related to standardization of generation interconnection agreements and procedures. The FERC has indicated that Order 2003, which was effective January 20, 2004, is to be applied prospectively to interconnection agreements. Subsidiaries of Tenaska, Inc., as counterparties to previously executed interconnection agreements with other Southern Company subsidiaries, have filed complaints at the FERC requesting that the FERC modify the agreements and that the applicable Southern Company subsidiary refund amounts previously paid for interconnection facilities, with interest. Gulf Power has also received similar requests from other entities totaling $6.6 million. Gulf Power has opposed such relief, and the proceedings are still pending. The impact of Order 2003 and its subsequent rehearings on Gulf Power and the final results of these matters cannot be determined at this time.
Storm Damage Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information. Gulf Power maintains an accumulated provision for property damage to cover the cost of damages from major storms and other uninsured damages to its property. Hurricane Ivan hit Gulf Power’s service territory in September 2004. In March 2005, the Florida PSC approved a Stipulation and Settlement (Stipulation) between Gulf Power, the Office of Public Counsel for the State of Florida, and the Florida Industrial Power Users Group which allows Gulf Power to recover the retail portion of $51.7 million, the projected reserve deficiency, plus interest and revenue taxes from customers over a 24-month period which began in April 2005. In connection with the Stipulation, Gulf Power has agreed that it will not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007.
     Hurricanes Dennis and Katrina hit the Gulf Coast of Florida in July 2005 and August 2005, respectively, causing damage to the service area of Gulf Power. Hurricane Dennis and Katrina restoration costs were approximately $65 million and $5 million, respectively. As of September 30, 2005, Gulf Power’s accumulated provision for property damage had a deficit balance of approximately $57.7 million, and is included in the balance sheet under “Property Damage” and “Other Regulatory Assets.” The established policy of the Florida PSC, as recently reaffirmed by its decisions following the 2004 hurricane experience of Florida’s investor owned electric utilities, provides for recovery of these costs through the mechanism of the property insurance reserve and, where necessary, through a special recovery surcharge. In 2005, the Florida legislature authorized securitized financing as an additional mechanism available to the Florida PSC and electric utilities in Florida for addressing the extraordinary costs associated with hurricanes. Gulf Power is evaluating this option, along with other alternatives, for recovery of storm-related costs.
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent quarters, Gulf Power has experienced higher than expected fuel costs for coal and gas, which has led to an increase in the under-recovered fuel costs. If the over or under recovery exceeds ten percent of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC to determine if an adjustment to the fuel cost recovery factor is necessary. Under recovered fuel costs at September 30, 2005 totaled $24.9 million, and are included in “Under recovered regulatory clause revenues” on the balance sheet. Gulf Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Gulf Power’s revenues or net income, but will change annual cash flow.
Other Matters
On September 15, 2005, Gulf Power’s Board of Directors approved a Plan of Domestication pursuant to Maine law as a first step towards domesticating Gulf Power as a Florida corporation. By domesticating Gulf Power in the same state where it operates as an electric utility subject to state regulation, Gulf Power simplifies certain state and federal regulatory compliance requirements. Gulf Power was formed in 1925 as a Maine corporation and was qualified to do business in Florida as a foreign corporation the following year when it began operations as an electric utility. Gulf Power has maintained its principal place of business in Florida continuously since 1926. The domestication process was effective as of November 2, 2005. Gulf Power is now a Florida corporation. Under the applicable provisions of Florida law, Gulf Power’s legal existence was uninterrupted, with only its state of incorporation changed.
     In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Gulf Power is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. For Gulf Power, FIN 47 is effective no later than December 31, 2005. Gulf Power currently expects to record additional asset retirement obligations (and plant in service) of less than $11 million, primarily related to asbestos removal and disposal of polychlorinated biphenyls in certain transformers. However, Gulf Power has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Gulf Power’s income statement.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at September 30, 2005. Net cash flow from operating activities totaled $144.5 million for year-to-date 2005, compared to $169.7 million for the corresponding period in 2004. The $25.2 million decrease in 2005 resulted primarily from payments related to storm damage from Hurricanes Ivan, Dennis, and Katrina. Gross property additions to utility plant were $100.1 million for year-to-date 2005. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See the Condensed Statements of Cash Flows for additional information.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY - “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $112.1 million will be required by September 30, 2006 for maturities of long-term debt.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including funds from operations and new security issuances. The amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information. In addition, Gulf Power is also evaluating recent Florida legislation, which authorized securitized financing as an alternative financing source for hurricane-related costs.
     At September 30, 2005, Gulf Power’s current liabilities exceeded current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At September 30, 2005, Gulf Power had approximately $33.3 million of cash and cash equivalents and $60.5 million of unused committed lines of credit with banks, all of which will expire in 2006. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. In addition to the unused committed credit lines, Gulf Power had $20 million borrowed from a revolving line of credit at September 30, 2005. In October 2005, Gulf Power entered into two revolving credit agreements totaling $135.0 million. A portion of these facilities will be used to fund or refinance costs related to Hurricanes Ivan, Dennis, and Katrina, with the remainder used to support Gulf Power’s increased obligations with respect to its commercial paper program which will also be used to fund storm-related costs. In addition, Gulf Power has substantial cash flow from operating activities. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2005, Gulf Power had no commercial paper and no extendible commercial notes outstanding.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are for the sale of electric capacity. At September 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Gulf Power had no exposure related to these agreements.
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
     The fair value of derivative energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value

	(in thousands)
Contracts beginning of period	$6,653	$317
Contracts realized or settled	(1,698)	(4,802)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	19,314	28,754

Contracts at September 30, 2005	$24,269	$24,269

(a) Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

		(in thousands)
Actively quoted	$24,347	$22,537	$1,810
External sources	(78)	(78)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$24,269	$22,459	$1,810

     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein for further information.
Financing Activities
In August 2005, Gulf Power issued $60 million of Series L 5.65% Senior Notes due September 1, 2035. A portion of the proceeds from this sale were used for the legal defeasance of $30 million of principal amount of its First Mortgage Bonds, 6 7/8% Series due January 1, 2026. An irrevocable trust agreement was executed by Gulf Power and the trustee for the bondholders under which the bonds will be redeemed in January 2006. Gulf Power has extinguished the liability related to such first mortgage bonds since Gulf Power has been legally released from being the primary obligor. The remainder of the funds from the sale of Senior Notes was used for general corporate purposes.
     On September 16, 2005, Gulf Power issued a notice of redemption to the shareholders of its three outstanding preferred stock issues, totaling $4.2 million principal amount. On October 17, 2005, the stockholders were paid the outstanding stated value, accrued dividends and call premium to redeem all

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
outstanding shares. This redemption was made in conjunction with the domestication of Gulf Power as a Florida corporation.
     In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$176,288	$167,770	$474,679	$448,186
Sales for resale —
Non-affiliates	82,960	72,077	210,272	206,812
Affiliates	14,606	14,481	43,526	34,848
Other revenues	4,053	4,236	13,222	11,231

Total operating revenues	277,907	258,564	741,699	701,077

Operating Expenses:
Fuel	88,961	97,081	270,639	249,971
Purchased power —
Non-affiliates	12,896	6,783	23,525	26,831
Affiliates	43,981	13,966	78,504	54,119
Other operations	40,515	40,261	119,749	114,371
Maintenance	15,619	14,192	52,840	47,408
Depreciation and amortization	8,320	10,051	24,572	30,068
Taxes other than income taxes	15,640	14,486	44,932	41,675

Total operating expenses	225,932	196,820	614,761	564,443

Operating Income	51,975	61,744	126,938	136,634
Other Income and (Expense):
Interest income	120	79	186	241
Interest expense	(2,751)	(3,064)	(6,874)	(8,915)
Interest expense to affiliate trusts	(649)	(650)	(1,948)	(1,299)
Distributions on mandatorily redeemable preferred securities	—	—	—	(630)
Other income (expense), net	(2,371)	56	(1,725)	277

Total other income and (expense)	(5,651)	(3,579)	(10,361)	(10,326)

Earnings Before Income Taxes	46,324	58,165	116,577	126,308
Income taxes	17,647	22,151	44,455	48,118

Net Income	28,677	36,014	72,122	78,190
Dividends on Preferred Stock	433	433	1,299	3,399

Net Income After Dividends on Preferred Stock	$28,244	$35,581	$70,823	$74,791

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net Income After Dividends on Preferred Stock	$28,244	$35,581	$70,823	$74,791
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(49) and $-, respectively	—	(80)	—	—
Changes in fair value of qualifying hedges, net of tax of $(1,043), $580, $(1,168) and $(820), respectively	(1,682)	936	(1,885)	(1,324)

COMPREHENSIVE INCOME	$26,562	$36,437	$68,938	$73,467

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$72,122	$78,190
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	46,888	45,732
Deferred income taxes and investment tax credits, net	87,640	30,187
Plant Daniel capacity	(18,844)	(12,381)
Pension, postretirement, and other employee benefits	1,899	(273)
Tax benefit of stock options	3,715	834
Other, net	(2,612)	(4,564)
Changes in certain current assets and liabilities —
Receivables, net	(71,523)	(24,233)
Fossil fuel stock	(12,980)	3,985
Materials and supplies	(2,911)	(372)
Other current assets	(33,009)	(9,996)
Accounts payable	14,104	(8,928)
Accrued taxes	(6,800)	9,071
Accrued compensation	(11,098)	(3,506)
Over recovered regulatory clause revenues	11,717	(23,531)
Other current liabilities	6,176	166

Net cash provided from operating activities	84,484	80,381

Investing Activities:
Gross property additions	(70,502)	(44,837)
Cost of removal net of salvage	(1,257)	(3,747)
Other	11,765	(2,504)

Net cash used for investing activities	(59,994)	(51,088)

Financing Activities:
Increase in notes payable, net	22,753	14,976
Proceeds —
Senior notes	30,000	40,000
Preferred stock	—	30,000
Redemptions —
First mortgage bonds	(30,000)	—
Senior notes	—	(80,000)
Preferred stock	—	(28,388)
Payment of preferred stock dividends	(1,299)	(1,395)
Payment of common stock dividends	(46,500)	(49,650)
Other	(2,482)	(630)

Net cash used for financing activities	(27,528)	(75,087)

Net Change in Cash and Cash Equivalents	(3,038)	(45,794)
Cash and Cash Equivalents at Beginning of Period	6,945	69,120

Cash and Cash Equivalents at End of Period	$3,907	$23,326

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$9,314	$8,241
Income taxes (net of refunds)	$(13,948)	$1,798
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,907	$6,945
Receivables —
Customer accounts receivable	51,238	32,978
Unbilled revenues	23,513	20,803
Under recovered regulatory clause revenues	76,316	32,499
Other accounts and notes receivable	57,218	8,881
Affiliated companies	28,185	15,769
Accumulated provision for uncollectible accounts	(2,245)	(774)
Fossil fuel stock, at average cost	32,685	19,704
Vacation pay	6,125	6,125
Materials and supplies, at average cost	30,349	27,438
Assets from risk management activities	28,762	4,471
Prepaid income taxes	37,311	5,814
Other	5,260	6,616

Total current assets	378,624	187,269

Property, Plant, and Equipment:
In service	1,807,486	1,882,542
Less accumulated provision for depreciation	724,121	697,862

	1,083,365	1,184,680
Construction work in progress	138,429	27,961

Total property, plant, and equipment	1,221,794	1,212,641

Other Property and Investments	7,123	6,402

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,142	10,668
Prepaid pension costs	17,454	19,158
Unamortized loss on reacquired debt	11,194	9,437
Prepaid rent	11,461	12,874
Deferred property damage	116,932	—
Other	28,023	20,664

Total deferred charges and other assets	195,206	72,801

Total Assets	$1,802,747	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Notes payable	$22,753	$—
Accounts payable —
Affiliated	95,329	19,568
Other	159,844	52,688
Customer deposits	7,913	9,053
Accrued taxes —
Income taxes	4,743	396
Other	37,570	44,285
Accrued interest	2,792	1,731
Accrued compensation	16,284	23,913
Over recovered regulatory clause revenues	17,073	5,356
Plant Daniel capacity	16,037	25,125
Unrealized gains on energy hedges	26,915	4,027
Other	27,087	23,040

Total current liabilities	434,340	209,182

Long-term Debt	242,546	242,498

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	245,338	167,345
Deferred credits related to income taxes	19,074	20,261
Accumulated deferred investment tax credits	17,763	18,654
Employee benefit obligations	57,470	57,275
Other cost of removal obligations	81,104	76,228
Other regulatory liabilities	15,953	23,154
Other	48,306	49,817

Total deferred credits and other liabilities	485,008	412,734

Total Liabilities	1,197,976	900,496

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	299,553	295,837
Retained earnings	240,216	215,893
Accumulated other comprehensive loss	(5,469)	(3,584)

Total common stockholder’s equity	571,991	545,837

Total Liabilities and Stockholder’s Equity	$1,802,747	$1,479,113

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. Hurricane Katrina hit Mississippi Power’s service territory in August 2005. As a result, Mississippi Power has incurred significant restoration costs. In addition, fuel costs have risen significantly during 2005. Mississippi Power will continue to work with the Mississippi PSC to develop methods to enable the timely recovery of these costs.
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
RESULTS OF OPERATIONS
Earnings
Mississippi Power’s net income after dividends on preferred stock for the third quarter and year-to-date 2005 was $28.2 million and $70.8 million, respectively, compared to $35.6 million and $74.8 million, respectively, for the corresponding periods of 2004. Earnings in the third quarter and year-to-date 2005 decreased by $7.3 million, or 20.6%, and $4.0 million, or 5.3%, respectively, compared to the same periods of 2004 primarily as a result of lower revenues from base rates due to Hurricane Katrina, which struck Mississippi on August 29, 2005. An increase in year-to-date operations and maintenance expenses was offset by a reduction in depreciation and amortization expense resulting from the credit amortization of the regulatory liability related to additional Plant Daniel Capacity. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Storm Cost Recovery” and Note (L) to the Condensed Financial Statements herein for additional information on the effects of Hurricane Katrina.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Retail revenues	$8,518	5.1	$26,493	5.9
Sales for resale – non-affiliates	10,883	15.1	3,460	1.7
Sales for resale – affiliates	125	0.9	8,678	24.9
Other revenues	(183)	(4.3)	1,991	17.7
Fuel expense	(8,120)	(8.4)	20,668	8.3
Purchased power expense – non-affiliates	6,113	90.1	(3,306)	(12.3)
Purchased power expense – affiliates	30,015	214.9	24,385	45.1
Other operations expense	254	0.6	5,378	4.7
Maintenance expense	1,427	10.1	5,432	11.5
Depreciation and amortization	(1,731)	(17.2)	(5,496)	(18.3)
Taxes other than income taxes	1,154	8.0	3,257	7.8
Interest expense	(313)	(10.2)	(2,041)	(22.9)
Other income (expense), net	(2,427)	N/M	(2,002)	N/M
Income taxes	(4,504)	(20.3)	(3,663)	(7.6)
Dividends on preferred stock	—	—	(2,100)	(61.8)

N/M	Not meaningful
          Retail revenues. The chart below reflects the primary drivers of the 5.1% increase and 5.9% increase in retail revenues in the third quarter and year-to-date 2005, respectively, compared to the same periods in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues decreased as a result of Hurricane Katrina. Immediately following the storm, all of Mississippi Power’s 195,000 customers were without electrical service. Service was restored to all customers who could receive power by September 10, 2005. At September 30, 2005, approximately 19,200 customers remained unable to receive service. In the third quarter 2005, kilowatt-hour energy sales to residential, commercial, and industrial customers were down 10.3%, 10.2%, and 17.9%, respectively, when compared to the corresponding period in 2004, and year-to-date 2005 kilowatt-hour energy sales to residential, commercial, and industrial customers were down 4.7%, 3.0%, and 5.7%, respectively, when compared to the corresponding period in 2004 due to the outages following Hurricane Katrina. The decrease in year-to-date kilowatt-hour energy sales for industrial customers also reflects an extended maintenance outage at a major industrial customer’s plant during the second quarter 2005. Despite the impacts of Hurricane Katrina, weather in the third quarter of 2005 added to retail revenues due to warmer weather in September 2005 when compared to a very mild third quarter of 2004.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2005		2005
	(in thousands)	% change	(in thousands)	% change
Retail – prior year	$167,770		$448,186
Change in —
Base rates	—	—	—	—
Sales growth and weather	(7,764)	(4.6)	(6,001)	(1.3)
Fuel cost recovery	15,746	9.4	30,482	6.8
Other cost recovery	536	0.3	2,012	0.4

Retail – current year	$176,288	5.1%	$474,679	5.9%

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale – non-affiliates and Purchased power expense – non-affiliates. The increases in sales for resale to non-affiliates and purchased power expense from non-affiliates in the third quarter 2005 as compared to the same period in 2004 are primarily the result of higher fuel costs. In addition, Hurricane Katrina’s impact resulted in reduced sales and increased purchases during the third quarter 2005. The increase in sales for resale to non-affiliates for year-to-date 2005 as compared to the same period in 2004 is primarily the result of higher demand by customers within Mississippi Power’s service territory, partially off-set by the impact of Hurricane Katrina, and an increase in fuel costs. The decrease in purchased power expense from non-affiliates year-to-date 2005 as compared to the same period in 2004 is due to fewer sale transactions with wholesale customers outside Mississippi Power’s service territory, which resulted in fewer corresponding purchase transactions. See FUTURE EARNINGS POTENTIAL—“FERC and Mississippi PSC Matters—Storm Damage Cost Recovery” herein for additional information on the impacts of Hurricane Katrina.
     Sales for resale – affiliates and Purchased power expense – affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates, will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The increases in sales for resale to affiliates and purchased power expense from affiliates in the third quarter and year-to-date 2005 as compared to the same periods in 2004 are primarily the result of an increase in fuel prices. The increase in purchased power from affiliates in the third quarter 2005 is also due to the unavailability of Plant Watson as a result of Hurricane Katrina.
     Other revenues. The third quarter 2005 decrease in other revenues when compared to the same period in 2004 is primarily due to the reduction in customer fees and late fees, which Mississippi Power waived during the month of September immediately following Hurricane Katrina. The year-to-date 2005 other revenues when compared to the same period in 2004 also increased by $1.2 million as a result of the buyout of electric service contracts by two of Mississippi Power’s customers.
     Fuel expense. The third quarter 2005 decrease in fuel expense when compared to the same period in 2004 is primarily due to $17.7 million in realized gains on derivative energy contracts, which reduce fuel expense, as well as decreases of 15.9% in coal generation, and 29.5% in gas generation, primarily as a result of Hurricane Katrina. The year-to-date 2005 increase in fuel expense when compared to the same period in 2004 is a result of a 27.5% increase in coal expenses, a $15.9 million increase in realized gains on derivative energy contracts and a 25.1% decrease in gas generation, as a result of higher costs. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Fuel Cost Recovery” herein for additional information.
     Other operations expense. The increase in other operations expense for year-to-date 2005 as compared to the same period in 2004 results from an increase of $1.0 million in Plant Daniel lease expenses, $3.7 million in employee benefit costs, and an increase to bad debt reserves of $0.6 million related to Hurricane Katrina.
     Maintenance expense. The third quarter 2005 increase in maintenance expense when compared to the same period in 2004 is due to the accrual of certain expenses arising from Hurricane Katrina related to the wholesale portion of Mississippi Power’s business. The year-to-date 2005 increase in maintenance expense when compared to the same period in 2004 is a result of routine scheduled maintenance at Plant Watson and Plant Daniel, along with an increase in overhead line clearing expense in the first part of 2005.
     Depreciation and amortization. The third quarter and year-to-date 2005 decreases in depreciation and amortization expense when compared to the same period in 2004 are due to an increase in the amortization of the regulatory liability related to additional Plant Daniel capacity in 2005. An order approved in May 2004 by

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the Mississippi PSC required $25.1 million to be credited to earnings in 2005. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     Taxes other than income taxes. The increases in taxes other than income taxes for the third quarter and year-to-date 2005 as compared to the same periods in 2004 are the result of higher property taxes due to the increase in property investment and increases in municipal franchise tax due to increases in retail revenues. Since the retail portion of property taxes is recoverable through Mississippi Power’s ad valorem tax adjustment clause, this increase does not have a significant impact on earnings.
     Interest expense. The decrease in interest expense for year-to-date 2005 as compared to 2004 is due to a reversal in June 2005, as a result of changes in the legal and regulatory environment of a $2.5 million liability originally recorded for the potential assessment of interest associated with a customer advance.
     Other income (expense), net. The third quarter and year-to-date 2005 increases in other expense are the result of an increase in employee-related expenses arising from Hurricane Katrina and customer projects.
     Income Taxes. The decreases in income taxes for the third quarter and year-to-date 2005 as compared to the same periods in 2004 are directly related to the reductions in pre-tax income.
     Dividends on preferred stock. The decrease in dividends on preferred stock for year-to-date 2005 as compared to the same period in 2004 is a result of a one-time loss in 2004 associated with the redemption of preferred stock.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Actions
On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its new source review (NSR) regulations, which included changes to the regulatory exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Carbon Dioxide Litigation” of Mississippi Power in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the States of Alabama and Mississippi, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Mississippi Power’s facilities or through the purchase of allowances.
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
     The impact of these rules on Mississippi Power will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Mississippi Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Mississippi Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Mississippi Power’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over a previous proceeding involving Southern Power, Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
preserved to the extent appropriate. The hearing is scheduled for June 2006. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Storm Damage Cost Recovery
See Note 1 to the financial statements of Mississippi Power under “Provision for Property Damage” in Item 8 of the Form 10-K for information on how Mississippi Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. At August 31, 2005, the balance in the accumulated provision for property damage was $5.6 million. Mississippi Power’s current annual accrual to the provision for property damage, as approved by the Mississippi PSC, is $1.5 million to $4.6 million.
     Hurricane Katrina hit the coast of Florida, Alabama, Mississippi, and Louisiana on August 29, 2005, causing substantial damage. Mississippi Power sustained significant damage to its distribution and transmission facilities. Mississippi Power’s Plant Watson was also damaged. Plant Watson has six generating units, including three gas-fired units totaling 262 MW, two coal-fired units totaling 750 MW, and a 40 MW gas turbine. One of the coal-fired units at the plant has been returned to service and Mississippi Power currently expects the second coal-fired unit to be returned to service by the end of 2005. The gas units operate primarily to serve summer peak loads. Their condition is currently being evaluated, with repairs expected to be completed before the summer of 2006.
     As of September 30, 2005, approximately 19,200 of Mississippi Power’s customers remained unable to receive service. Mississippi Power currently estimates total incremental cost of repairing the damages to its facilities and restoring service to customers will be approximately $245 million to $295 million. It is estimated that approximately $59 million of this cost will be covered through external insurance. The ability of Mississippi Power to obtain future insurance is not expected to be affected. Business and government authorities are still reviewing redevelopment plans for portions of the severely damaged areas along the Mississippi shoreline. Until such plans are complete, Mississippi Power cannot determine the related electric power needs and has excluded these areas from its current cost estimates. The ultimate impact of the redevelopment plans in these areas on Mississippi Power's cost estimates cannot now be determined. Mississippi Power estimates approximately $176 million of the total incremental restoration costs were incurred as of September 30, 2005. These estimates include environmental costs of approximately $10 million associated with Plant Watson and certain distribution facilities.
     The Mississippi PSC issued an Interim Accounting Order on October 21, 2005, requiring Mississippi Power to create and recognize a regulatory asset on its books as of September 30, 2005, in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The disposition of these costs will be considered as part of an overall consideration of Mississippi Power’s Hurricane Katrina related costs. Mississippi Power is planning to file with the Mississippi PSC later in 2005 to provide a detailed review of Hurricane Katrina restoration costs as required in the Interim Accounting Order and to establish a method to recover such costs.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Additionally, the power outages from Hurricane Katrina and related reductions to certain customer loads reduced retail and territorial wholesale sales revenues by approximately $14.7 million for the quarter ended September 30, 2005 and are estimated to reduce revenues by an additional $10 million to $12 million for the quarter ending December 31, 2005. Mississippi Power is evaluating opportunities to mitigate the impact of these reductions in customer loads. Absent such mitigating measures, the impact of these reduced revenues is expected to be material to Mississippi Power’s net income for the year ending December 31, 2005.
Fuel Cost Recovery
Mississippi Power has established a fuel cost recovery factor that is approved by the Mississippi PSC. In recent quarters, Mississippi Power has experienced higher than expected fuel costs for coal and gas, which has led to an increase in the under-recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually; such filing is expected to occur in November 2005, with the new rate to be effective in January 2006. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income, but will change annual cash flow.
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
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Mississippi Power is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.
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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
     FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. For Mississippi Power, FIN 47 is effective no later than December 31, 2005. Mississippi Power currently expects to record additional asset retirement obligations (and plant in service) of less than $12 million, primarily related to asbestos removal and disposal of polychlorinated biphenyls in certain transformers. However, Mississippi Power has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Mississippi Power’s income statement.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at September 30, 2005. Net cash flow provided from operating activities totaled $84.5 million for year-to-date 2005, compared to net cash flow provided from operating activities of $80.4 million for the same period in 2004. The $4.1 million increase in 2005 resulted primarily from income tax refunds in 2005. To meet the cash requirements associated with Hurricane Katrina restoration, Mississippi Power has secured a $225 million 3-year credit agreement to cover the cash requirements until permanent financing is secured.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by September 30, 2006.
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
     At September 30, 2005, Mississippi Power’s current liabilities exceeded current assets primarily as a result of obligations incurred as a result of Hurricane Katrina, as well as the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2005 approximately $3.9 million of cash and cash equivalents and $100.5 million of unused committed credit arrangements with banks, $13.0 million of which expire in 2005, and $87.5 million of which expire in 2006. Approximately $38.0 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. On October 20, 2005, Mississippi Power entered into an additional three year, $225 million revolving credit facility to pay for Hurricane Katrina costs until permanent financing is obtained. Currently, $50 million is drawn under the facility, with the remaining $175 million providing liquidity support for Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. At September 30, 2005, Mississippi Power had $17.8 million in commercial paper and $5.0 million in extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Mississippi Power is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Mississippi Power had no exposure related to these agreements.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2004 reporting period. However, as a result of storm damage from Hurricane Katrina, Mississippi Power expects to increase its short-term indebtedness in the coming months, which could significantly increase its exposure to interest rate risk. Mississippi Power will manage this increased exposure through a number of means, including interest rate hedges, where appropriate.
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
     The fair value of derivative, fuel, and energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$13,983	$889
Contracts realized or settled	(3,646)	(9,791)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	19,670	38,909

Contracts at September 30, 2005	$30,007	$30,007

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2005
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$35,438	$28,756	$6,682
External sources	(5,431)	(5,431)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$30,007	$23,325	$6,682

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In June 2005, Mississippi Power issued $30 million of Series G 5.40% Senior Notes due July 1, 2035. The proceeds from this sale were used for the legal defeasance of $30 million principal amount of its First Mortgage Bonds, 6 7/8% Series due December 1, 2025 and the related first mortgage bond indenture. An irrevocable trust agreement was executed by Mississippi Power and the trustee for the bondholders under which the bonds will be redeemed in December 2005. As a result of this legal defeasance, there are no longer any first mortgage bond liens on Mississippi Power’s property. Accordingly, as of the end of the second quarter 2005, Mississippi Power extinguished the first mortgage bond liability since Mississippi Power has been legally released from being the primary obligor. See Note (L) to the Condensed Financial Statements herein for additional information.
     Mississippi Power did not issue or redeem any long-term securities during the third quarter of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
		2004		2004
		As Restated		As Restated
	2005	(Note N)	2005	(Note N)
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$143,596	$104,822	$319,743	$259,847
Sales for resale —
Non-affiliates	1,992	966	3,805	3,670
Affiliates	3,513	960	6,828	5,050
Other revenues	1,882	1,141	5,783	2,792

Total operating revenues	150,983	107,889	336,159	271,359

Operating Expenses:
Fuel	39,316	15,381	71,339	39,988
Purchased power —
Non-affiliates	5,007	2,373	9,238	9,102
Affiliates	40,552	35,966	105,614	85,241
Other operations	15,816	15,054	45,752	44,732
Maintenance	4,878	4,932	20,954	18,268
Depreciation and amortization	5,655	5,452	16,531	15,902
Taxes other than income taxes	4,613	4,190	12,310	11,582

Total operating expenses	115,837	83,348	281,738	224,815

Operating Income	35,146	24,541	54,421	46,544
Other Income and (Expense):
Interest income	22	31	57	129
Interest expense, net of amounts capitalized	(3,969)	(3,023)	(10,798)	(9,155)
Distributions on mandatorily redeemable preferred securities	—	—	—	(109)
Other income (expense), net	1,649	774	3,802	255

Total other income and (expense)	(2,298)	(2,218)	(6,939)	(8,880)

Earnings Before Income Taxes	32,848	22,323	47,482	37,664
Income taxes	12,480	8,232	17,016	13,806

Net Income	20,368	14,091	30,466	23,858
Dividends on Preferred Stock	675	675	2,025	825

Net Income After Dividends on Preferred Stock	$19,693	$13,416	$28,441	$23,033

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
		2004		2004
		As Restated		As Restated
	2005	(Note N)	2005	(Note N)
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$19,693	$13,416	$28,441	$23,033
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $411, $8, $194 and $(2), respectively	653	12	308	(3)
Reclassification adjustment for amounts included in net income, net of tax of $12, $9, $17 and $39, respectively	15	14	24	61

COMPREHENSIVE INCOME	$20,361	$13,442	$28,773	$23,091

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
		2004
		As Restated
	2005	(Note N)
	(in thousands)
Operating Activities:
Net income	$30,466	$23,858
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	18,257	17,671
Deferred income taxes and investment tax credits, net	19,824	10,465
Allowance for equity funds used during construction	(2,233)	(1,396)
Pension, postretirement, and other employee benefits	5,902	4,978
Tax benefit of stock options	1,491	682
Other, net	2,721	1,538
Changes in certain current assets and liabilities —
Receivables, net	(52,873)	(22,858)
Fossil fuel stock	344	1,246
Materials and supplies	(2,300)	(575)
Other current assets	2,796	(188)
Accounts payable	4,912	(1,856)
Accrued taxes	1,675	5,278
Accrued compensation	(1,112)	(1,543)
Other current liabilities	758	(494)

Net cash provided from operating activities	30,628	36,806

Investing Activities:
Gross property additions	(33,849)	(34,495)
Purchase of property from affiliates	—	(74,832)
Other	(2,995)	(10,251)

Net cash used for investing activities	(36,844)	(119,578)

Financing Activities:
Increase in notes payable, net	21,445	20,784
Proceeds —
Other long-term debt	—	10,000
Preferred stock	—	45,000
Capital contributions from parent company	221	31,000
Redemptions —
Other long-term debt	(500)	(500)
Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(2,025)	(150)
Payment of common stock dividends	(20,025)	(17,400)
Other	(80)	43

Net cash provided from (used for) financing activities	(964)	48,777

Net Change in Cash and Cash Equivalents	(7,180)	(33,995)
Cash and Cash Equivalents at Beginning of Period	8,862	37,943

Cash and Cash Equivalents at End of Period	$1,682	$3,948

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,031 and $918 capitalized for 2005 and 2004, respectively)	$8,322	$6,276
Income taxes (net of refunds)	$(7,397)	$1,158
The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$1,682	$8,862
Receivables —
Customer accounts receivable	38,839	22,875
Unbilled revenues	7,497	6,681
Under recovered regulatory clause revenues	59,620	23,800
Other accounts and notes receivable	1,441	1,608
Affiliated companies	3,845	3,392
Accumulated provision for uncollectible accounts	(890)	(878)
Fossil fuel stock, at average cost	10,246	10,590
Materials and supplies, at average cost	12,213	9,913
Prepaid income taxes	6,359	21,615
Prepaid expenses	1,522	1,415
Assets from risk management activities	10,700	1,772
Other	393	515

Total current assets	153,467	112,160

Property, Plant, and Equipment:
In service	1,030,418	945,359
Less accumulated provision for depreciation	394,979	408,415

	635,439	536,944
Construction work in progress	11,330	91,275

Total property, plant, and equipment	646,769	628,219

Other Property and Investments	4,025	3,925

Deferred Charges and Other Assets:
Deferred charges related to income taxes	10,594	10,588
Cash surrender value of life insurance for deferred compensation plans	26,287	25,335
Other regulatory assets	20,688	23,527
Other	11,535	8,837

Total deferred charges and other assets	69,104	68,287

Total Assets	$873,365	$812,591

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2005	2004
	(in thousands)
Liabilities and Stockholder’s Equity
Current Liabilities:
Securities due within one year	$21,059	$1,010
Notes payable	42,012	20,567
Accounts payable —
Affiliated	25,856	17,379
Other	9,057	16,166
Customer deposits	7,315	6,973
Accrued taxes —
Income taxes	—	148
Other	7,213	5,390
Accrued interest	4,504	3,050
Accrued compensation	4,500	5,612
Unrealized gains on energy hedges	10,241	1,565
Other	6,479	7,861

Total current liabilities	138,236	85,721

Long-term Debt	217,272	237,769

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	98,877	90,079
Deferred credits related to income taxes	7,974	8,738
Accumulated deferred investment tax credits	7,464	7,961
Employee benefit obligations	52,482	46,580
Other cost of removal obligations	43,909	41,890
Other regulatory liabilities	12,211	11,066
Other	8,394	6,693

Total deferred credits and other liabilities	231,311	213,007

Total Liabilities	586,819	536,497

Preferred Stock	43,909	43,938

Common Stockholder’s Equity:
Common stock, par value $5 per share —
Authorized - 16,000,000 shares
Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	74,245	72,533
Retained earnings	116,122	107,685
Accumulated other comprehensive loss	(1,953)	(2,285)

Total common stockholder’s equity	242,637	232,156

Total Liabilities and Stockholder’s Equity	$873,365	$812,591

The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
AND
YEAR-TO-DATE 2005 vs. YEAR-TO-DATE 2004
OVERVIEW
Savannah Electric operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia. Many factors affect the opportunities, challenges, and risks of Savannah Electric’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs have risen significantly during 2005. Savannah Electric will continue to work with the Georgia PSC to enable the timely recovery of these costs.
     Savannah Electric continues to focus on several key performance indicators. These indicators include customer satisfaction, peak season equivalent forced outage rate, and return on equity. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Savannah Electric in Item 7 of the Form 10-K.
     See Note 9 to the financial statements of Savannah Electric in Item 8 of the Form 10-K and Note (N) to the Condensed Financial Statements herein for information regarding Savannah Electric’s restatement of its financial statements for the third quarter and year-to-date September 30, 2004 as the result of errors in the estimate of unbilled revenues for these periods.
RESULTS OF OPERATIONS
Earnings
Savannah Electric’s net income after dividends on preferred stock for the third quarter and year-to-date 2005 was $19.7 million and $28.4 million, respectively, compared to $13.4 million and $23.0 million, respectively, for the corresponding periods of 2004. The $6.3 million and $5.4 million increases in the third quarter and year-to-date 2005, respectively, over the corresponding periods in 2004 were primarily due to higher revenues resulting from the retail base rate increase effective June 1, 2005, increases in transmission revenues, and gains on the settlement of gas and oil hedges. These increases were partially offset by increases in franchise taxes, interest expense, and a year-to-date increase in maintenance expense. See Note (M) to the Condensed Financial Statements herein for further information on the base rate increase and the energy hedging program.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$38,774	37.0	$59,896	23.1
Sales for resale — non-affiliates	1,026	106.2	135	3.7
Sales for resale — affiliates	2,553	265.9	1,778	35.2
Other revenues	741	64.9	2,991	107.1
Fuel expense	23,935	155.6	31,351	78.4
Purchased power expense — non-affiliates	2,634	111.0	136	N/M
Purchased power expense — affiliates	4,586	12.8	20,373	23.9
Maintenance expense	(54)	N/M	2,686	14.7
Taxes other than income taxes	423	10.1	728	6.3
Interest expense, net of amounts capitalized	946	31.3	1,643	17.9
Other income (expense), net	875	113.0	3,547	N/M
Income taxes	4,248	51.6	3,210	23.3
Dividends on preferred stock	—	—	1,200	145.5

N/M	Not meaningful
     Retail revenues. The chart below reflects the primary drivers of the 37.0% third quarter and 23.1% year-to-date 2005 increases in retail revenues, compared to the same periods in the prior year. Excluding fuel cost recovery revenues, which do not affect net income, retail revenue increased by $7.5 million, or 12.5%, in the third quarter 2005 and increased by $6.3 million, or 4.3%, year-to-date 2005, when compared to the corresponding periods in 2004. For the third quarter and year-to-date 2005, these revenue increases are primarily related to the base rate increases in all customer classes effective June 2005, as well as an increase in customer growth and favorable weather conditions. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Rate Case Filing” in Item 7 of the Form 10-K and Note (M) to the Condensed Financial Statements herein for further information on the base rate increase.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date

	(in thousands)	% change	(in thousands)	% change
Retail — prior year	$104,822		$259,847
Change in —
Base rates	3,034	2.9	4,039	1.6
Sales growth	481	0.5	1,416	0.5
Weather	3,957	3.8	834	0.3
Fuel cost recovery	31,302	29.8	53,607	20.7

Retail — current year	$143,596	37.0%	$319,743	23.1%

     Sales for resale — non-affiliates. In the third quarter and year-to-date 2005, revenues from sales for resale to non-affiliates were higher primarily due to increased fuel costs. As a result, the average price per kilowatt-hour for these sales increased 34% in the third quarter and 61% year-to-date when compared to the same

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
periods in the prior year. These transactions had no significant effect on net income, since the energy is generally sold at variable cost.
     Sales for resale — affiliates and Purchased power expense — affiliates. Energy sales to and purchases from affiliated companies within the Southern Company system will vary depending on demand, and the availability and cost of generating resources at each company. These sales and purchases are made in accordance with the IIC, as approved by the FERC. Sales to affiliated companies increased for the third quarter and year-to-date 2005 when compared to the corresponding periods in 2004 due to increases in energy costs. Purchased power from affiliates increased in the third quarter and year-to-date 2005 due to an increase in the average cost of fuel. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Savannah Electric’s fuel cost recovery clause.
     Other revenues. Other revenues increased in the third quarter and year-to-date 2005 when compared to the corresponding periods in 2004. The increases were primarily due to revenues of $0.4 million for the quarter and $2.4 million year-to-date associated with a transmission facilities agreement with Georgia Power related to the Plant McIntosh combined cycle units. Following FERC approval of the contract, which was received in May 2005, these revenues were recorded retroactive to June 2004. Approximately $0.9 million of the revenues were related to 2004.
     Fuel expense. Fuel expense increased in the third quarter and year-to-date 2005 primarily as a result of the Plant McIntosh combined cycle units which were placed in service in June 2005, an adjustment in 2004 as a result of billing credits relating to the Plant McIntosh combustion turbines which reduced 2004 fuel expense, and increases in the average cost of fuel per net kilowatt-hour generated of 73% in the third quarter and 62% year-to-date 2005, offset partially by realized gains on gas and oil hedges, when compared to the same periods in the prior year. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Fuel Cost Recovery” and Note (M) to the Condensed Financial Statements herein for additional information.
     Purchased power expense — non-affiliates. The increases in the amount of purchased power from non-affiliates in the third quarter and year-to-date 2005 when compared to the corresponding periods in 2004 resulted from increases in the average cost per kilowatt-hour purchased of 96% and 52%, respectively. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.
     Maintenance expense. Maintenance expense increased for the year-to-date 2005 as a result of scheduled maintenance outages at Plant Kraft and Plant McIntosh and a transformer failure in July 2005.
     Taxes other than income taxes. In the third quarter and year-to-date 2005, taxes other than income taxes were higher primarily due to increased franchise taxes resulting from the increases in operating revenues.
     Interest expense, net of amounts capitalized. Interest expense increases in the third quarter and year-to-date 2005 when compared to the corresponding periods in 2004 were primarily higher due to the issuance in December 2004 of $35 million of senior notes, as well as an increase in short-term borrowings and higher interest rates, and for the third quarter, a decrease in the debt component of AFUDC as a result of the commercial operation of the Plant McIntosh combined cycle project in June 2005.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other income (expense), net. In the third quarter 2005, other income increased as a result of a $1.7 million gain on the settlement of gas and oil hedges, as allowed by the Georgia PSC, offset partially by a $0.8 million decrease in non-taxable AFUDC equity following the commercial operation of the Plant McIntosh combined cycle project in June 2005. Year-to-date 2005, such AFUDC equity increased $0.8 million from 2004. The timing of accruals associated with the cash surrender value on company-owned life insurance policies also contributed approximately $0.6 million to the year-to-date 2005 increase in other income. See Note (M) to the Condensed Financial Statements herein for further information on the gas and oil hedging program.
     Income taxes. The increase in income taxes for the third quarter and year-to-date 2005 as compared to the prior year is mainly attributed to higher taxable income, with the year-to-date 2005 amount being partially offset by the increase in non-taxable AFUDC equity mentioned above. As a result, Savannah Electric’s annual effective income tax rate is expected to be approximately 35% for 2005. See Note 5 to the financial statements of Savannah Electric in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
     Dividends on preferred stock. Dividends on preferred stock increased year-to-date 2005 due to the issuance of 1.8 million shares of 6.00% Series Preferred Stock in June 2004.
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
New Source Review Actions
     On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its new source review (NSR) regulations, which included changes to the regulatory exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
Carbon Dioxide Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Carbon Dioxide Litigation” of Savannah Electric in Item 7 of the Form 10-K for information on a complaint filed by attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City in July 2004 against Southern Company and four other electric power companies alleging that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. A nearly identical complaint was filed by three environmental groups in the same court. In September 2005, the U.S. District Court for the Southern District of New York dismissed these cases. The plaintiffs filed an appeal on October 19, 2005. The ultimate outcome of this matter cannot be determined at this time.
Other Environmental Matters
The EPA issued the final Clean Air Interstate Rule on March 10, 2005. The rule addresses sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions that contribute to nonattainment of the eight-hour ozone and fine particulate matter National Ambient Air Quality Standards. Twenty-eight eastern states, including the State of Georgia, are subject to the fine particulate matter and/or the eight-hour ozone requirements set forth within the rule. The rule may require additional reductions of NOx and/or SO2 to be achieved by the installation of additional controls at Savannah Electric’s facilities or through the purchase of allowances.
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
     The impact of these rules on Savannah Electric will depend on the outcome of legal challenges and development and implementation of applicable state regulations and therefore cannot be determined at this time.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Market-Based Rate Authority” of Savannah Electric in Item 7 and Note 3 to the financial statements of Savannah Electric under “Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Savannah Electric has authorization from the FERC to sell power to non-affiliates at market-based prices. Savannah Electric, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Savannah Electric may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Savannah Electric’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Savannah Electric’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders any changes to the IIC. See Note 3 to the financial statements of Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for additional information on the McIntosh PPA proceeding.
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
     On May 17, 2005, the Georgia PSC approved a new three-year retail rate plan for Savannah Electric ending May 31, 2008 (2005 Plan). Under the terms of the 2005 Plan, earnings will be evaluated against a retail return on common equity range of 9.75% to 11.75%. Two-thirds of any earnings above 11.75% will be applied to rate refunds with the remaining one-third retained by Savannah Electric. Retail base revenues were increased by approximately $9.6 million, or 5.1%, on an annual basis effective in June 2005 to cover the cost of new generation and PPAs, higher operating and maintenance expenses, and continued investment in new transmission and distribution facilities to support growth and ensure reliability. Savannah Electric will not file for a general base rate increase unless its projected retail return on common equity falls below 9.75%. Savannah Electric is required to file a general rate case on November 30, 2007, in response to which the Georgia PSC would be expected to determine whether the rate plan should be continued, modified, or discontinued.
Retail Fuel Cost Recovery
On August 19, 2005, Savannah Electric filed a request with the Georgia PSC for a fuel cost recovery rate increase. The requested increase, representing an annual increase in customer billings of approximately $53.5 million, will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel costs over a period of up to three years. The Georgia PSC may order that this existing under recovery be collected over a different period. Savannah Electric’s under recovered fuel costs as of September 30, 2005 totaled $59.6 million. Hearings before the Georgia PSC were held in October 2005. A final decision from the Georgia PSC is expected in November 2005, with the new fuel rate effective in December 2005. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, this increase in the billing factor will have no significant effect on Savannah Electric’s revenues or net income, but will increase annual cash flow. The final outcome of the filing cannot be determined at this time. See Note (M) to the Condensed Financial Statements herein for additional information.
     In a separate proceeding on August 2, 2005, the Georgia PSC approved its staff recommendation to initiate an investigation of Savannah Electric’s fuel practices. The final outcome of this matter cannot now be determined.
Other Matters
In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Savannah Electric is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.

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
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. As required under FAS No. 143, the present value of the ultimate cost of retiring long-lived assets is recorded in the period in which the liability is incurred. The costs are capitalized as part of the related long-lived asset and depreciated

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
over the asset’s useful life. For Savannah Electric, FIN 47 is effective no later than December 31, 2005. Savannah Electric currently expects to record additional asset retirement obligations (and plant in service) of less than $4 million, primarily related to asbestos removal. However, Savannah Electric has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated. The adoption of FIN 47 is not expected to have any effect on Savannah Electric’s income statement.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Savannah Electric’s financial condition remained stable at September 30, 2005. Net cash flow provided from operating activities totaled $30.6 million for the first nine months of 2005, compared to $36.8 million for the first nine months of 2004. The $6.2 million decrease in 2005 resulted primarily from higher fuel costs. Those costs are recoverable in future periods and are reflected on the balance sheets as under recovered regulatory clause revenues. Major changes in Savannah Electric’s financial condition during the first nine months of 2005 included the addition of approximately $33.8 million to utility plant, which includes the Plant McIntosh combined cycle facility. The funds for these additions and other capital requirements were derived primarily from operations and routine financing activities. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Savannah Electric in Item 7 of the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments, and trust funding requirements. Approximately $21 million will be required by September 30, 2006 for redemptions and maturities of long-term debt.
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
     To meet short-term cash needs and contingencies, Savannah Electric had at September 30, 2005 approximately $1.7 million of cash and cash equivalents and $80 million of unused committed credit arrangements with banks, of which $10 million expire in 2005, $50 million expire in 2006, and $20 million expires in 2008. All of the unused credit arrangements expiring in 2005 and 2006 include two-year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to variable rate debt and commercial paper. Savannah Electric

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expects to renew its credit facilities, as needed, prior to expiration. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At September 30, 2005, Savannah Electric had $30.8 million of outstanding commercial paper and $11.2 million of outstanding extendible commercial notes.
Credit Rating Risk
Savannah Electric does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Savannah Electric is party to certain derivatives agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price and interest rate risk management activities. At September 30, 2005, Savannah Electric had no exposure related to these agreements.
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
     The fair value of derivative energy contracts at September 30, 2005 was as follows:

	Third Quarter
	2005	Year-to-Date

	Fair Value

	(in thousands)
Contracts beginning of period	$5,164	$1,474
Contracts realized or settled	(1,436)	(4,169)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	8,413	14,836

Contracts at September 30, 2005	$12,141	$12,141

(a) Current period changes also include the changes in fair value of new contracts entered into during the period.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2005
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$12,167	$10,051	$2,116
External sources	(26)	(26)	—
Models and other methods	—	—	—

Contracts at September 30, 2005	$12,141	$10,025	$2,116

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Savannah Electric in Item 7 and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Savannah Electric did not issue or redeem any long-term securities during the first nine months of 2005. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Savannah Electric plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
     In the first nine months of 2005, Savannah Electric entered into a forward starting interest rate swap in order to mitigate its exposure to unfavorable changes in interest rates related to a series of senior notes Savannah Electric anticipates to issue in 2006. See Note (F) to the Condensed Financial Statements herein for additional information.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$85,327	$58,417	$165,134	$218,148
Affiliates	179,950	128,111	401,504	322,124
Other revenues	334	2,413	1,020	7,023

Total operating revenues	265,611	188,941	567,658	547,295

Operating Expenses:
Fuel	82,202	35,460	143,476	109,793
Purchased power —
Non-affiliates	20,611	16,697	40,245	56,115
Affiliates	40,960	24,699	78,073	95,681
Other operations	15,390	13,919	41,923	42,173
Maintenance	4,041	3,431	12,239	10,850
Depreciation and amortization	14,171	12,789	40,063	38,363
Taxes other than income taxes	3,681	2,686	9,728	8,083

Total operating expenses	181,056	109,681	365,747	361,058

Operating Income	84,555	79,260	201,911	186,237
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,294)	(18,582)	(59,473)	(45,491)
Other income (expense), net	(100)	(161)	194	1,603

Total other income and (expense)	(20,394)	(18,743)	(59,279)	(43,888)

Earnings Before Income Taxes	64,161	60,517	142,632	142,349
Income taxes	24,934	23,195	55,098	55,425

Net Income	$39,227	$37,322	$87,534	$86,924

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Income	$39,227	$37,322	$87,534	$86,924
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $33, $(128), $83 and $(546), respectively	54	(205)	126	(967)
Reclassification adjustment for amounts included in net income, net of tax of $985, $1,100, $3,076 and $2,973, respectively	1,537	1,758	4,769	4,741

COMPREHENSIVE INCOME	$40,818	$38,875	$92,429	$90,698

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$87,534	$86,924
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	50,708	45,912
Deferred income taxes and investment tax credits, net	9,208	4,227
Deferred revenues	26,672	36,270
Tax benefit of stock options	693	225
Other, net	(1,527)	(3,258)
Changes in certain current assets and liabilities —
Receivables, net	(69,872)	(44,477)
Fossil fuel stock	(4,173)	2,889
Materials and supplies	(2,623)	(1,634)
Other current assets	12,156	13,208
Accounts payable	30,571	(16,936)
Accrued taxes	41,355	31,979
Accrued interest	(15,135)	(16,400)

Net cash provided from operating activities	165,567	138,929

Investing Activities:
Gross property additions	(244,963)	(113,522)
Sale of property to affiliates	—	414,582
Change in construction payables, net	(92)	(14,499)
Other	—	2,359

Net cash provided from (used for) investing activities	(245,055)	288,920

Financing Activities:
Increase (decrease) in notes payable, net	102,164	(114,349)
Proceeds —
Capital contributions from parent company	721	—
Redemptions —
Other long-term debt	(200)	—
Capital distributions to parent company	—	(113,000)
Payment of common stock dividends	(36,200)	(187,000)
Other	(958)	2,989

Net cash provided from (used for) financing activities	65,527	(411,360)

Net Change in Cash and Cash Equivalents	(13,961)	16,489
Cash and Cash Equivalents at Beginning of Period	25,241	2,798

Cash and Cash Equivalents at End of Period	$11,280	$19,287

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $0 and $17,368 capitalized for 2005 and 2004, respectively)	$63,692	$50,857
Income taxes (net of refunds)	$6,614	$16,822
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2005	2004
	(in thousands)
Current Assets:
Cash and cash equivalents	$11,280	$25,241
Receivables —
Customer accounts receivable	26,409	12,865
Other accounts receivable	39	893
Accumulated provision for uncollectible accounts	—	(350)
Affiliated companies	82,254	25,423
Fossil fuel stock, at average cost	7,077	2,904
Materials and supplies, at average cost	12,462	9,839
Prepaid income taxes	1,737	4,619
Prepaid expenses	11,636	8,085
Other	31	112

Total current assets	152,925	89,631

Property, Plant, and Equipment:
In service	2,031,137	1,821,434
Less accumulated provision for depreciation	151,289	111,200

	1,879,848	1,710,234
Construction work in progress	216,861	200,903

Total property, plant, and equipment	2,096,709	1,911,137

Deferred Charges and Other Assets:
Prepaid long-term service agreements	43,195	34,800
Other—
Affiliated	6,455	6,455
Other	23,821	24,990

Total deferred charges and other assets	73,471	66,245

Total Assets	$2,323,105	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2005	2004
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	102,164	—
Accounts payable —
Affiliated	52,797	19,265
Other	6,953	11,024
Accrued taxes —
Income taxes	34,492	—
Other	13,335	4,104
Accrued interest	13,491	28,626
Other	73	83

Total current liabilities	223,505	63,302

Long-term Debt	1,099,471	1,099,435

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	52,612	40,212
Deferred capacity revenues — Affiliated	63,685	39,118
Other—
Affiliated	12,472	13,333
Other	2,106	2

Total deferred credits and other liabilities	130,875	92,665

Total Liabilities	1,453,851	1,255,402

Common Stockholder’s Equity:
Common stock, par value $.01 per share —	—	—
Authorized - 1,000,000 shares
Outstanding - 1,000 shares
Paid-in capital	741,949	740,535
Retained earnings	173,468	122,134
Accumulated other comprehensive loss	(46,163)	(51,058)

Total common stockholder’s equity	869,254	811,611

Total Liabilities and Stockholder’s Equity	$2,323,105	$2,067,013

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2005 vs. THIRD QUARTER 2004
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
RESULTS OF OPERATIONS
Earnings
Southern Power’s net income for the third quarter and year-to-date 2005 was $39.2 million and $87.5 million compared to $37.3 million and $86.9 million, respectively, for the corresponding periods of 2004. The increase in third quarter 2005 earnings of $1.9 million, or 5.1%, was primarily the result of the acquisition of Plant Oleander in June 2005 and its operation, partially offset by higher purchased power and fuel expenses. Year-to-date 2005 earnings remained relatively flat as compared to 2004 as a result of the addition of operations at Plant Oleander being offset by the impact of ceasing the capitalization of interest on construction. Capitalization of construction interest ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. Also see Note (O) to the Condensed Financial Statements herein for information on the acquisition of Oleander Power Project, L.P. (Oleander) in June 2005.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter		Year-To-Date
	(in thousands)%		(in thousands)%
Sales for resale — non-affiliates	$26,910	46.1	$(53,014)	(24.3)
Sales for resale — affiliates	51,839	40.5	79,380	24.6
Other revenues	(2,079)	(86.2)	(6,003)	(85.5)
Fuel expense	46,742	131.8	33,683	30.7
Purchased power expense — non-affiliates	3,914	23.4	(15,870)	(28.3)
Purchased power expense — affiliates	16,261	65.8	(17,608)	(18.4)
Interest expense, net of amounts capitalized	1,712	9.2	13,982	30.7

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — affiliates and non-affiliates. Third quarter revenues increased for sales for resale to both non-affiliates and affiliates. Year-to-date 2005 revenues from sales for resale to non-affiliates decreased and sales to affiliates increased when compared to the corresponding periods in 2004. These changes were primarily related to the June 2004 inception of a new PPA with Georgia Power at Plant Harris Unit 2 and a scheduled increase in the existing PPA with Georgia Power at Plant Franklin Unit 2. These units were initially placed into service in June 2003 and available for market sales to non-affiliates until the commencement of the affiliate PPAs. Reductions in operating revenues at Plant Harris Unit 2 and Plant Franklin Unit 2 caused by the shift from market sales of this capacity to sales to affiliates under PPAs in June 2004 were largely offset by reductions in purchased power expense and fuel expense. Additional non-affiliated sales from PPAs at Plant Oleander also contributed to the third quarter 2005 increase. See FUTURE EARNINGS POTENTIAL — “Other Matters” of Southern Power in Item 7 of the Form 10-K and Note (O) to the Condensed Financial Statements herein for additional information on the acquisition of Plant Oleander.
     Other revenues. In the third quarter and year-to-date 2005, other revenues decreased when compared to the corresponding quarter and year-to-date 2004, primarily due to the expiration of a contract that included significant transmission components.
     Fuel expense. Fuel expense in the third quarter 2005 increased when compared to the same period in 2004 due to a 90% increase in fuel prices when compared to the third quarter 2004. Fuel expense also increased year-to-date 2005 when compared to the same period in 2004 primarily due to a 39% increase in fuel prices. Existing PPAs generally provide that the purchasers are responsible for substantially all of the fuel costs relating to energy delivered under the PPAs; therefore, changes in fuel expenses do not have a significant impact on net income.
     Purchased power expense — affiliates and non-affiliates. The increases in purchased power from affiliates and non-affiliates during the third quarter 2005 when compared to the corresponding period of 2004 are primarily due to a 52% increase in the average price of power available from affiliates and a 75% increase in the average price of available market energy. Purchased power decreased year-to-date compared to the corresponding period of 2004 primarily due to the Plant Harris Unit 2 PPA and the commitment of an additional portion of Plant Franklin Unit 2 to Georgia Power beginning in June 2004; prior to that time the capacity from these units was sold into short-term markets and related energy sales were sometimes served with short-term power purchases from both affiliates and non-affiliates when market costs were lower than the cost of self-generation.
     Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized increased in the third quarter and year-to-date 2005 when compared to the same periods in 2004 primarily as the result of ceasing the capitalization of interest on construction. Capitalized interest on construction ended with the sale of Plant McIntosh Units 10 and 11 to Georgia Power and Savannah Electric in May 2004 and the cessation of construction activities at Plant Franklin Unit 3 in August 2004. For further information, see Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” and “Plant McIntosh Construction Project” in Item 8 of the Form 10-K. For the third quarter 2005, interest expense also increased due to the additional financing for the purchase of Oleander in June 2005. Year-to-date 2005, these increases were partially offset by lower interest expense related to the repurchase of Southern Power’s higher interest senior notes in December 2004.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see BUSINESS — The SOUTHERN System — “Risk Factors” in Item 1 and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
FERC Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Southern Power, through SCS as agent, also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to Southern Power’s net income. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to Southern Power’s net income.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceeding. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. See Note 2 to the financial statements of Southern Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for more information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
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
     In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (Energy Act), which President Bush signed into law in August 2005. Among other things, the Energy Act includes various tax subsidies for electric utilities and provisions repealing the PUHCA. The Energy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. The implementation of the Energy Act requires proceedings at the state level and the development of regulations by the FERC, as well as other federal agencies. Southern Power is still reviewing the legislation. Its impacts will depend on the promulgation and implementation of final rules and cannot be determined at this time.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. No such personal injury litigation is currently pending against Southern Power.
     See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
New Accounting Standards
FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005. This interpretation requires that asset retirement obligations be recorded when a legal obligation exists even though the timing and/or the method of settlement are conditional on a future event. For Southern Power, FIN 47 is effective no later than December 31, 2005. Southern Power has not identified any such obligations; therefore, the impact of adopting FIN 47 currently is not expected to have any effect on Southern Power’s financial statements. However, Southern Power has not concluded its assessment of FIN 47 and other potential obligations are still being evaluated.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Major changes in Southern Power’s financial condition during the nine months ended September 30, 2005 include a September 2005 dividend of $36.2 million to Southern Company and the acquisition of Oleander in June 2005 which contributed an additional $218 million of utility plant and working capital items. This acquisition was originally financed with the addition of $143 million of commercial paper and funds generated from operations. As of September 30, 2005, the outstanding balance of commercial paper used in the acquisition has been reduced to $102 million from funds generated from operations.
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
     At September 30, 2005, Southern Power’s current liabilities exceeded current assets due to the issuance of commercial paper and the use of internal cash to finance the Oleander acquisition. To meet liquidity and capital resource requirements, in June 2005 Southern Power entered into a new $400 million committed credit facility with banks expiring in 2010. This new arrangement replaces Southern Power’s previous $325 million unsecured syndicated credit arrangement. The new arrangement eliminates all cross defaults related to projects under construction and Southern Company guarantee terms and conditions that existed in the previous arrangement. The new $400 million revolving credit facility does include two financial covenants, a 65% debt to capitalization test and an 80% contract coverage test. Proceeds from borrowings under this arrangement may be used for working capital and general corporate purposes. This arrangement also provides liquidity support for Southern Power’s commercial paper program. At September 30, 2005, Southern Power had no outstanding borrowings under its new credit facility.
     At September 30, 2005, Southern Power had approximately $102.2 million of commercial paper outstanding. Amounts drawn under the commercial paper program may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2005, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $53 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $108 million. In addition, through the acquisition of Oleander, Southern Power assumed a PPA with Seminole Electric Cooperative, Inc. that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the contract. See Note (O) to the Condensed Financial Statements herein for additional information on the Oleander acquisition. Southern Power is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade. These agreements are primarily for natural gas price risk management activities. At September 30, 2005, Southern Power had no material exposure related to these agreements.

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
     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity. Any unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income. The fair value of derivative energy contracts at September 30, 2005 was immaterial.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L, P, Q, R

Alabama Power	A, B, C, D, F, G, H, I

Georgia Power	A, B, C, D, F, G, J

Gulf Power	A, B, C, D, F, G, K

Mississippi Power	A, B, C, D, F, G, L

Savannah Electric	A, B, C, D, F, G, H, M, N

Southern Power	A, B, F, O

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

See Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters – New Source Review Actions” and Georgia Power, Gulf Power, and Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K. On June 3, 2005, the U.S. District Court for the Northern District of Alabama issued its decision in favor of Alabama Power on two primary legal issues in the case: (1) the scope of the routine maintenance repair and replacement exclusion under the New Source Review rules and (2) the proper test for calculating emissions increases under those rules. The court decided that routine maintenance repair and replacement must be defined with reference to what is routine in the industry as opposed to what is routine at an individual unit and emissions increases must be measured against the maximum hourly emission rate. The decision does not resolve the case, nor does it address other legal issues associated with the EPA’s allegations involving Plant Miller Units 3 and 4. In separate orders, the court dismissed Alabama Power’s motion for summary judgment on the Plant Miller claims, stayed the entire case, and referred the parties to mediation. Alabama Power may refile its motion for summary judgment if the mediation proves unsuccessful. At the request of the mediator, the deadline for completing the mediation has been extended from September 9, 2005 to November 30, 2005. The Georgia Power and Savannah Electric case, which is pending in federal district court in Georgia, remains administratively closed. The ultimate outcome of these matters cannot now be determined.
     On June 24, 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld, in part, the EPA’s December 2002 revisions to its NSR regulations, which included changes to the regulatory

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
exclusions and methods of calculating emissions increases. However, the court vacated portions of those revisions, including those addressing the exclusion of certain pollution control projects. On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. The impact of the proposed rules will depend on adoption of the final rules by the EPA and the individual state implementation of such rules, as well as the outcome of any additional legal challenges, and, therefore, cannot be determined at this time.
PLANT WANSLEY ENVIRONMENTAL LITIGATION
See Note 3 to the financial statements of Southern Company under “Environmental Matters - Plant Wansley Environmental Litigation” and Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. In March 2005, the U.S. Circuit Court of Appeals for the Eleventh Circuit accepted Georgia Power’s petition for review of the U.S. District Court for the Northern District of Georgia’s December 15, 2004 order related to the Plant Wansley environmental litigation. Oral argument is scheduled for early 2006. The ultimate outcome of this matter cannot now be determined.
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
     In June 2005, Mirant, as a debtor in possession, and The Official Committee of Unsecured Creditors of Mirant Corporation filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas and filed an amended complaint in July 2005. The complaint alleges that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company in 1999 and 2000 with actual intent to hinder, delay, or defraud creditors or, alternatively, when Southern Company knew or should have known that Mirant was allegedly insolvent, undercapitalized or unable to pay its debts. The alleged fraudulent transfers and/or illegal dividends include: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer Mirant asserts is valued at $247.9 million. The complaint also seeks to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of liability and that Southern Company caused Mirant to breach its fiduciary duty of loyalty to its creditors. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys fees, and costs. Finally, Mirant objects to Southern Company’s claims against Mirant in the Bankruptcy Court (which, in the aggregate, currently total approximately $70 million) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company believes there is no meritorious basis for Mirant’s claims and intends to vigorously defend itself in this action. Southern Company filed an answer to the amended complaint on August 17, 2005. Southern Company has filed motions to remove the case from the Bankruptcy Court and to transfer the case to the U.S. District Court for the Northern District of Georgia. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     In July 2005, The Official Committee of Unsecured Creditors of Mirant Corporation, on behalf of Mirant, as a debtor in possession, and its creditors, filed a complaint in the Bankruptcy Court against certain former officers and directors of Mirant and/or Southern Company. The complaint alleged that the defendants breached their fiduciary duties of loyalty and care owed to Mirant and its creditors by allowing Mirant to overpay for certain acquisitions of utility assets in 1997, 1998, and 1999, and by authorizing or participating in the transfers described above from Mirant to Southern Company in 1999 and 2000 when Mirant was allegedly insolvent, undercapitalized, or unable to pay its debts. In August 2005, the lawsuit was dismissed without prejudice. The ultimate outcome of this matter cannot be determined at this time.
SOUTHERN COMPANY EMPLOYEE SAVINGS PLAN LITIGATION
See Note 3 to the financial statements of Southern Company under “Mirant Related Matters - Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K. On October 4, 2005, the U.S. District Court for the Northern District of Georgia granted in part and denied in part the Southern Company defendants’ motion to dismiss the amended complaint. The court dismissed the plaintiff’s claims for certain types of equitable relief, but allowed the remainder of the claims to proceed. The plaintiff is scheduled to file a second amended complaint by November 8, 2005, and the defendants are scheduled to respond by November 29, 2005. Thereafter, the parties will proceed with discovery and class certification. The ultimate outcome of this matter cannot now be determined.
RACE DISCRIMINATION LITIGATION
See Note 3 to the financial statements of Southern Company and Georgia Power under “Race Discrimination Litigation” in Item 8 of the Form 10-K. In April 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the plaintiffs’ petition for rehearing by the entire Eleventh Circuit panel of judges. On July 13, 2005, the plaintiffs filed a petition for writ of certiorari, which, on October 17, 2005, was denied by the U.S. Supreme Court. Since this was the final avenue of appeal, this matter is now concluded.
FERC MATTERS
See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Through SCS, as agent, the retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an administrative law judge to review the February filing is scheduled for March 2006. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. In the event that the FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost- based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The impact of such sales through September 30, 2005 is not material to the net income of Southern Company, any of the retail operating companies, or Southern Power. The final outcome of this matter will depend on the form in which the final methodology for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC started an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new refund period related to this expanded investigation. Any and all new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. The impact of such sales through September 30, 2005 is not material to the net income of Southern Company, any of the retail operating companies, or Southern Power.
     Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the administrative law judge who presided over the McIntosh PPA proceeding be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. The hearing is scheduled for June 2006. See Note 3 to the financial statements of Southern Company, Georgia Power and Savannah Electric and Note 2 to the financial statements of Southern Power under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K for information on the McIntosh PPA proceeding. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC.
     Southern Company and its subsidiaries believe that there is no meritorious basis for these allegations and intend to vigorously defend themselves in the proceedings. However, the final outcome of these matters, including any remedies to be applied in the event of an adverse ruling in these proceedings, cannot now be determined.
INCOME TAX MATTERS
See Note 3 to the financial statements of Southern Company under “Income Tax Matters - Leveraged Lease Transactions” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $29 million. The IRS has also proposed a penalty of approximately $16 million. Additionally, although the payment of the tax liability, exclusive of interest and any penalties, would not affect Southern Company’s results of operations under current accounting standards, it could have a material impact on cash flow. See Note 1 to the financial statements of Southern Company under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. Furthermore, the FASB has recently proposed changes to the accounting for both leveraged leases and uncertain tax positions that may be effective as early as December 31, 2005. If approved as proposed, these changes could require Southern Company to reflect the tax deductions that the IRS is challenging as currently payable on the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
balance sheet and to change the timing of income recognized under the leases, including a cumulative effect upon adoption of the change. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, Southern Company estimates such cumulative effect would reduce Southern Company’s net income by approximately $11 million. The impact of these proposed changes related to the SILO transactions would be dependent on the outcome of ongoing negotiations with the IRS, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes, the related deductions are allowable, and the assessment of a penalty is inappropriate. Southern Company is continuing to pursue resolution of these matters with the IRS; however, the ultimate outcome of these matters cannot now be determined.
(C)	See Note 1 to the financial statements of Southern Company and the retail operating companies under “Stock Options” and Note 8 to the financial statements of Southern Company and the retail operating companies under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month and nine-month periods ending September 30, 2005 and 2004 have been derived using the Black-Scholes stock option pricing model.

The following table shows the assumptions and the weighted average fair values of these stock options:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004
Interest rate	4.1%	3.8%	3.9%	3.1%
Average expected life of stock options (in years)	5	5	5	5
Expected volatility of common stock	17.3%	19.0%	17.9%	19.6%
Expected annual dividends on common stock	$1.49	$1.43	$1.43	$1.40
Weighted average fair value of stock options Granted	$4.21	$3.34	$3.90	$3.29
The pro forma impact of fair-value accounting for options granted on Southern Company’s consolidated earnings per share is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share (dollars):
Basic	$0.97	$0.97	$0.87	$0.87
Diluted	$0.97	$0.96	$0.87	$0.87

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share (dollars):
Basic	$1.92	$1.90	$1.80	$1.78
Diluted	$1.91	$1.89	$1.79	$1.77

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The pro forma impact of fair-value accounting for options granted on net income after dividends on preferred stock is as follows (in millions):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income after dividends on preferred stock
Alabama Power	$236	$236	$220	$220
Georgia Power	355	355	287	287
Gulf Power	37	37	32	32
Mississippi Power	28	28	36	36
Savannah Electric	19	19	13	13

Southern Company	$722	$721	$645	$643

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income after dividends on preferred stock
Alabama Power	$451	$448	$415	$412
Georgia Power	655	652	587	584
Gulf Power	73	73	68	67
Mississippi Power	71	70	75	74
Savannah Electric	28	28	23	23

Southern Company	$1,432	$1,417	$1,328	$1,313
(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets (in millions).

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/04	Incurred	Settled	Accretion	Revisions	9/30/05
Alabama Power	$383.6	$—	$—	$19.6	$(0.4)	$402.8
Georgia Power	504.5	—	(1.0)	24.8	—	528.3
Gulf Power	5.8	—	—	0.2	—	6.0
Mississippi Power	5.5	—	—	0.3	—	5.8
Savannah Electric	3.9	0.5	(0.5)	0.1	—	4.0

Southern Company	$903.3	$0.5	$(1.5)	$45.1	$(0.4)	$947.0

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to exercised options and outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

As reported shares	743,214	739,345	744,654	738,056
Effect of options	4,603	4,350	4,725	4,215
Diluted shares	747,817	743,695	749,379	742,271
(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K. At September 30, 2005, the fair value of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric

Regulatory liabilities, net	$182.8	$57.2	$55.5	$24.3	$33.6	$12.1
Other comprehensive income (loss)	(3.5)	—	—	—	(3.5)	—
Net income (loss)	(12.4)	(0.3)	(0.3)	(0.1)	(0.1)	—

Total fair value	$166.9	$56.9	$55.2	$24.2	$30.0	$12.1

     For the three months and nine months ended September 30, 2005, the expense recognized in income for derivative energy contracts that are not hedges was $12 million for Southern Company and was immaterial for the other registrants, and for the three months and nine months ended September 30, 2004 the amounts were immaterial for all registrants.
     The amounts expected to be reclassified from other comprehensive income to fuel expense for the twelve month period ending September 30, 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and nine months ended September 30, 2005 and 2004.
     In addition to the derivative energy contracts discussed above, Southern Company entered into a purchased option in April 2005 with an initial fair value of approximately $7 million to reduce its exposure to a potential phase-out of certain income tax credits in 2005. In accordance with Section 29 of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At September 30, 2005 the fair value of the option was approximately $11 million. For the three months and nine months ended September 30, 2005, the gain recognized in income to mark the option to market was $5 million and $4 million, respectively.
     At September 30, 2005, Southern Company had $3.1 billion notional amount of interest rate derivatives outstanding with net fair value gains of $34 million as follows:

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Fair Value Hedges

					Fair Value Gain
				Hedge	(Loss)
	Notional	Fixed Rate	Variable Rate	Maturity	September 30, 2005
	Amount	Received	Paid	Date	(in millions)

Southern Company	$400 million	5.30%	6-month LIBOR (in arrears) less 0.103%	February 2007	$4.4

Southern Company	$40 million	7.625%	6-month LIBOR (in arrears) plus 2.9225%	December 2009	0.1
Cash Flow Hedges

			Weighted		Fair Value
		Variable	Average	Hedge	Gain (Loss)
	Notional	Rate	Fixed Rate	Maturity	September 30, 2005
	Amount	Received	Paid	Date	(in millions)

Alabama Power	$536 million	BMA Index	2.007%	January 2007	$8.0
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	3.2

Alabama Power	$300 million	3-month LIBOR	4.798%	December 2015	0.3

Alabama Power	$300 million	3-month LIBOR	4.418%	February 2016	9.5

Georgia Power	$100 million	3-month LIBOR	5.029%	December 2015	(1.7)

Georgia Power*	$150 million	3-month LIBOR	4.133 — 6.00%	February 2016	(0.1)

Georgia Power**	$400 million	Floating	2.35 — 3.85%	December 2007	7.8
Georgia Power	$300 million	3-month LIBOR	4.58 — 5.75%	July 2037	(0.1)

Georgia Power	$300 million	1-month LIBOR	2.6745%	June 2007	2.0

Savannah Electric	$14 million	BMA Index	2.502%	December 2007	0.2
Savannah Electric	$30 million	3-month LIBOR	4.686%	May 2016	0.4

*	Interest rate collar

**	Series of interest rate caps and collars with variable rate based on one-month LIBOR
For the next twelve month period ending September 30, 2006, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense.

(in millions)

Alabama Power	$8.0
Georgia Power	3.5
Gulf Power	(0.3)
Savannah Electric	—
Southern Power	(11.7)

Southern Company	$(0.4)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and nine-month periods ending September 30, 2005 and 2004 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
PENSION PLANS	Company	Power	Power	Power	Power	Electric

Three Months Ended September 30, 2005

Service cost	$33	$8	$10	$2	$2	$1
Interest cost	71	18	26	3	3	2
Expected return on plan assets	(111)	(34)	(44)	(5)	(4)	(1)
Recognized net (gain)/loss	2	1	1	—	—	—
Net amortization	6	2	2	—	—	—
Net cost (income)	$1	$(5)	$(5)	$—	$1	$2

Nine Months Ended September 30, 2005

Service cost	$104	$25	$34	$5	$5	$2
Interest cost	214	56	79	10	10	4
Expected return on plan assets	(342)	(105)	(136)	(16)	(14)	(3)
Recognized net (gain)/loss	8	2	2	—	—	1
Net amortization	17	6	5	—	1	1
Net cost (income)	$1	$(16)	$(16)	$(1)	$2	$5

Three Months Ended September 30, 2004

Service cost	$32	$8	$10	$1	$2	$1
Interest cost	67	18	25	3	3	1
Expected return on plan assets	(114)	(34)	(45)	(5)	(5)	(1)
Recognized net (gain)/loss	(3)	(1)	(2)	—	—	—
Net amortization	5	(1)	2	—	—	—
Net cost (income)	$(13)	$(10)	$(10)	$(1)	$—	$1

Nine Months Ended September 30, 2004

Service cost	$96	$24	$30	$3	$6	$3
Interest cost	203	54	77	9	9	3
Expected return on plan assets	(340)	(104)	(135)	(15)	(15)	(3)
Recognized net (gain)/loss	(5)	(3)	(4)	—	—	—
Net amortization	13	1	6	—	—	—
Net cost (income)	$(33)	$(28)	$(26)	$(3)	$—	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power	Electric

Three Months Ended September 30, 2005

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	24	6	10	1	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—	—
Net amortization	9	3	5	—	—	—
Net cost (income)	$29	$7	$12	$1	$1	$1

Nine Months Ended September 30, 2005

Service cost	$21	$5	$8	$1	$1	$—
Interest cost	72	20	31	3	3	2
Expected return on plan assets	(34)	(12)	(17)	(1)	(1)	(1)
Net amortization	29	8	14	1	1	1
Net cost (income)	$88	$21	$36	$4	$4	$2

Three Months Ended September 30, 2004

Service cost	$7	$2	$3	$—	$—	$—
Interest cost	21	5	9	1	1	1
Expected return on plan assets	(13)	(5)	(6)	—	—	—
Net amortization	8	3	3	—	—	—
Net cost (income)	$23	$5	$9	$1	$1	$1

Nine Months Ended September 30, 2004

Service cost	$21	$6	$7	$—	$—	$—
Interest cost	69	17	31	3	3	3
Expected return on plan assets	(37)	(13)	(18)	—	—	—
Net amortization	26	7	13	—	—	—
Net cost (income)	$79	$17	$33	$3	$3	$3
(H)	See Note 5 to the financial statements of Southern Company, Alabama Power, and Savannah Electric in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC-approved accounting order to restore the natural disaster reserve, Alabama Power recorded a reduction in its income tax expense of approximately $27.7 million for the nine months ended September 30, 2005. In addition, in connection with construction on the Plant McIntosh combined cycle units, Savannah Electric recorded a decrease in its income tax expense of $0.7 million for the nine months ended September 30, 2005 related to AFUDC equity, which is not taxable. The impact of these entries caused significant reductions in the effective income tax rate for the first two quarters of 2005 for each of Southern Company, Alabama Power, and Savannah Electric. On an annual basis, the effective income tax rate for 2005 is expected to be approximately 27% for Southern Company, 35% for Alabama Power, and 35% for Savannah Electric. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K. For additional information on the Plant McIntosh construction, see Note 3 to the financial statements of Southern Company and Savannah Electric under “Plant McIntosh Construction Project” in Item 8 of the Form 10-K.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(I)	See Note 3 to the financial statements of Southern Company and Alabama Power under “Alabama Power Retail Regulatory Matters” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for information on Alabama Power’s Rate Stabilization and Equalization Plan (Rate RSE). On October 4, 2005, the Alabama PSC approved a requested revision to Rate RSE. Rate RSE adjustments can be made effective January 2007 and annually thereafter and will be based on forward-looking information for the applicable upcoming calendar year. Rate adjustments for any two-year period, when averaged together, cannot exceed 4% per year and any annual adjustment is limited to 5%. The range of return on common equity, on which such adjustments are based, remains unchanged. If Alabama Power’s actual return on common equity is above the allowed equity return range, customer refunds will be required; however, there is no provision for additional customer billings should the actual return on common equity fall below the allowed equity return range. Alabama Power will make its initial submission of projected data for calendar year 2007 by December 1, 2006.
     On October 19, 2005, Alabama Power filed with the Alabama PSC for a fuel cost recovery increase under the provisions of its energy cost recovery rate (Rate ECR). An approval of this filing would result in an increase of the energy billing factor for retail customers from 1.788 cents per kilowatt-hour to 2.650 cents per kilowatt-hour and would become effective December 3, 2005. This change to the billing factor represents an average increase of approximately $8.62 per month for a customer billing of 1,000 kilowatt-hours. Rate ECR revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, this increase in the billing factor will have no significant effect on Alabama Power’s revenues or net income, but will increase annual cash flow. The requested increase is intended to allow for the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2006. Alabama Power’s under recovered retail energy costs as of September 30, 2005 totaled $182.4 million. Under the terms of Rate ECR, the increase will be effective 45 days after the filing unless modified by the Alabama PSC following a public hearing. The final outcome of this filing cannot be determined at this time.
     See Note 1 to the financial statements of Southern Company and Alabama Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on Alabama Power’s external nuclear decommissioning trust funds (NDT). In May 2005, Alabama Power received notice from the NRC renewing the licenses on both reactor units at Plant Farley for an additional 20 years. As a result of the license extension, amounts previously contributed to the NDT are currently projected to be adequate to meet the decommissioning obligations. Therefore, in June 2005, the Alabama PSC approved Alabama Power’s request to suspend, effective January 1, 2005, the inclusion in its annual cost of service of $18 million in decommissioning costs and to also suspend the associated obligation to make semi-annual contributions to the NDT. Alabama Power will continue to provide site specific estimates of the decommissioning costs and related projections of funds in the NDT to the Alabama PSC and, if necessary, would seek the Alabama PSC’s approval to address any changes in a manner consistent with NRC and other applicable requirements. The approved suspension would not affect the transfer of internal reserves (less than $1 million annually) previously collected from customers prior to the establishment of the NDT over the remaining life of the licenses.
     See Note 1 to the financial statements of Southern Company and Alabama Power under “Storm Damage Reserves” and “Natural Disaster Reserve,” respectively, in Item 8 of the Form 10-K for information on how Alabama Power maintains a reserve to cover uninsured expenses resulting from storms. On July 10, 2005 and August 29, 2005, Hurricanes Dennis and Katrina, respectively, impacted the coast of Alabama and continued north through the state of Alabama, causing significant damage in parts of the service territory of Alabama Power. Approximately 241,000 and 637,000, respectively, of Alabama Power’s 1.4 million customer accounts were without electrical service immediately after Hurricanes Dennis and Katrina. Alabama Power sustained significant damage to its distribution and transmission facilities during these storms.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     In August 2005, Alabama Power received approval from the Alabama PSC to defer approximately $28 million of the Hurricane Dennis storm-related operation and maintenance costs, which resulted in a negative balance in the natural disaster reserve. In October 2005, Alabama Power also received similar approval from the Alabama PSC to defer approximately $45 million of Hurricane Katrina storm-related operation and maintenance costs. Alabama Power’s current annual accrual to the natural disaster reserve, as approved by the Alabama PSC, is $3 million, with additional accruals allowed whenever the reserve balance is less than $22.4 million.
     On November 1, 2005, Alabama Power filed a request with the Alabama PSC to approve a plan designed to recover its deferred Hurricanes Dennis- and Katrina-related operation and maintenance costs and to replenish its depleted natural disaster reserve. This request would provide for a separate rate rider, Rate NDR (Natural Disaster Reserve), based on a monthly charge per customer account. Rate NDR would consist of two components. One part of Rate NDR would be a monthly charge to allow recovery of the previously deferred storm costs, which totaled approximately $69 million as of September 30, 2005, over a two year period. The second part of Rate NDR would be a monthly charge to replenish the natural disaster reserve’s balance over a five year period to a newly authorized target of $75 million. As revenue from Rate NDR is recognized, an equal amount of operation and maintenance expense related to the natural disaster reserve will also be recognized. As a result, this increase in revenue and expense will not have an impact on net income, but will increase the annual cash flow. If approved by the Alabama PSC, Rate NDR would become effective in January, 2006. A final decision from the Alabama PSC is expected in December 2005. The final outcome of the filing cannot be determined at this time.
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
(J)	On May 17, 2005, the Georgia PSC voted to allow Georgia Power to increase customer fuel rates to recover estimated under-recovered fuel costs of approximately $508 million as of May 31, 2005 over the period from June 1, 2005 through May 31, 2009, as well as future projected fuel costs based on a June 2005 through May 2006 test period. The new fuel rate became effective June 1, 2005 and represents an average annual increase in customer billings of approximately 9.5%, or approximately $473 million. Based on the order, a portion of the under-recovered regulatory clause revenues was reclassified from current assets to deferred charges and other assets on the balance sheet. Under recovered fuel amounts for the period subsequent to June 1, 2005 totaled $198.3 million through September 30, 2005. In accordance with the Georgia PSC’s order, such amounts will be reviewed semi-annually beginning February 2006. If the amount under or over recovered exceeds $50 million at the evaluation date, Georgia Power will be required to file for a temporary fuel rate change. However, Georgia Power has agreed with a Georgia PSC staff recommendation to suspend the temporary fuel rate provision and, instead, will file a request no later than April 2006 to increase its fuel cost recovery rate. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will increase annual cash flow.

(K)	See Note 3 to the financial statements of Southern Company and Gulf Power under “Gulf Power and Alabama Power Storm Damage Recovery” and “Retail Regulatory Matters,” respectively, in Item 8 of the Form 10-K for information on a Stipulation and Settlement filed with the Florida PSC to resolve all

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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
     See Note 1 to the financial statements of Gulf Power under “Provision for Property Damage” in Item 8 of the Form 10-K for information on Gulf Power’s accrual to cover the cost of damages to its transmission and distribution lines from major storms and the cost of uninsured damages to its generation facilities and other property. Hurricanes Dennis and Katrina hit the Gulf Coast of Florida in July 2005 and August 2005, respectively, causing damage to the service area of Gulf Power. Hurricanes Dennis and Katrina restoration costs for Gulf Power were approximately $65 million and $5 million, respectively. As of September 30, 2005, Gulf Power’s accumulated provision for property damage had a deficit balance of approximately $57.7 million, and is included in the balance sheet under “Property Damage” and “Other Regulatory Assets.” The established policy of the Florida PSC, as recently reaffirmed by its decisions following the 2004 hurricane experience of Florida’s investor owned electric utilities, provides for recovery of these costs through the mechanism of the property insurance reserve and, where necessary, through a special recovery surcharge. In 2005, the Florida legislature authorized securitized financing as an additional mechanism available to the Florida PSC and electric utilities in Florida for addressing the extraordinary costs associated with hurricanes. Gulf Power is evaluating this option, along with other alternatives, for recovery of these costs.
     In August 2005, Gulf Power issued $60 million of Series L 5.65% Senior Notes due September 1, 2035. A portion of the proceeds from this sale were used for the legal defeasance of $30 million of principal amount of its First Mortgage Bonds, 6 7/8% Series due January 1, 2026. An irrevocable trust agreement was executed by Gulf Power and the trustee for the bondholders under which the bonds will be redeemed in January 2006. Gulf Power has extinguished the liability related to such first mortgage bonds since Gulf Power has been legally released from being the primary obligor.
     On September 15, 2005, Gulf Power’s Board of Directors approved a Plan of Domestication pursuant to Maine law as a first step towards domesticating Gulf Power as a Florida corporation. By domesticating Gulf Power in the same state where it operates as an electric utility subject to state regulation, Gulf Power simplifies certain state and federal regulatory compliance requirements. Gulf Power was formed in 1925 as a Maine corporation and was qualified to do business in Florida as a foreign corporation the following year when it began operations as an electric utility. Gulf Power has maintained its principal place of business in Florida continuously since 1926. The domestication process was effective as of November 2, 2005. Gulf Power is now a Florida corporation. Under the applicable provisions of Florida law, Gulf Power’s legal existence was uninterrupted, with only its state of incorporation changed.
(L)	On June 30, 2005, Mississippi Power issued $30 million of Series G 5.40% Senior Notes due July 1, 2035. The proceeds from the sale were used for the legal defeasance of $30 million principal amount of its First Mortgage Bonds, 6 7/8% Series due December 1, 2025. An irrevocable trust agreement was executed by Mississippi Power and the trustee for the bond holders under which the bonds will be redeemed in December 2005. As a result of this legal defeasance, there are no longer any first mortgage bond liens on Mississippi Power’s property and Mississippi Power no longer has to comply with the covenants and restrictions of the first mortgage bond indenture. The liability associated with the first mortgage bonds has been extinguished on Mississippi Power’s balance sheet since Mississippi Power has been legally released from being the primary obligor.
     See Note 1 to the financial statements of Southern Company and Mississippi Power under “Storm Damage Reserves” and “Provision for Property Damage,” respectively, in Item 8 of the Form 10-K for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
information on how Mississippi Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. At August 31, 2005, the balance in the accumulated provision for property damage was $5.6 million. Mississippi Power’s current annual accrual to the provision for property damage, as approved by the Mississippi PSC, is $1.5 million to $4.6 million.
     Hurricane Katrina hit the coast of Florida, Alabama, Mississippi, and Louisiana on August 29, 2005, causing substantial damage. Immediately following the storm, all of Mississippi Power’s 195,000 customers were without electrical service. Mississippi Power sustained significant damage to its distribution and transmission facilities, as well as Plant Watson. Plant Watson has six generating units, including three gas-fired units totaling 262 MW, two coal-fired units totaling 750 MW, and a 40 MW gas turbine. One of the coal-fired units at the plant has been returned to service and Mississippi Power currently expects the second coal-fired unit to be returned to service by the end of 2005. The gas units operate primarily to serve summer peak loads. Their condition is currently being evaluated, with repairs expected to be completed before the summer of 2006.
     As of September 30, 2005, approximately 19,200 of Mississippi Power’s customers remained unable to receive service. Mississippi Power currently estimates the total incremental cost of repairing the damages to its facilities and restoring service to customers will be approximately $245 million to $295 million. It is estimated that approximately $59 million of this cost will be covered through external insurance. Business and government authorities are still reviewing redevelopment plans for portions of the severely damaged areas along the Mississippi shoreline. Until such plans are complete, Mississippi Power cannot determine the related electric power needs and has excluded these areas from its current cost estimates. The ultimate impact of the redevelopment plans in these areas on Mississippi Power’s cost estimates cannot now be determined. Mississippi Power estimates approximately $176 million of the total incremental restoration costs were incurred as of September 30, 2005. These estimates include environmental costs of approximately $10 million associated with Plant Watson and certain distribution facilities.
     The Mississippi PSC issued an Interim Accounting Order on October 21, 2005, requiring Mississippi Power to create and recognize a regulatory asset on its books as of September 30, 2005, in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The disposition of these costs will be considered as part of an overall consideration of Mississippi Power’s Hurricane Katrina related costs. Mississippi Power is planning to file with the Mississippi PSC later in 2005 to provide a detailed review of Hurricane Katrina restoration costs as required in the Interim Accounting Order and to establish a method to recover such costs. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on PEP. The ultimate outcome of these matters cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(M)	On May 17, 2005, the Georgia PSC approved a new three-year retail rate plan for Savannah Electric ending May 31, 2008 (2005 Plan). Under the terms of the 2005 Plan, earnings will be evaluated against a retail return on common equity range of 9.75% to 11.75%. Two-thirds of any earnings above 11.75% will be applied to rate refunds with the remaining one-third retained by Savannah Electric. Retail base revenues were increased by approximately $9.6 million, or 5.1%, on an annual basis effective in June 2005. Savannah Electric will not file for a general base rate increase unless its projected retail return on common equity falls below 9.75%. Savannah Electric is required to file a general rate case on November 30, 2007, in response to which the Georgia PSC would be expected to determine whether the rate plan should be continued, modified, or discontinued.
     On August 19, 2005, Savannah Electric filed a request with the Georgia PSC for a fuel cost recovery rate increase. The requested increase, representing an annual increase in customer billings of approximately $53.5 million, will allow for the recovery of fuel costs based on an estimate of future fuel costs, as well as the collection of the existing under recovery of fuel costs over a period of up to three years. The Georgia PSC may order that this existing under recovery be collected over a different period. Savannah Electric’s under recovered fuel costs as of September 30, 2005 totaled $59.6 million. Hearings before the Georgia PSC were held in October 2005. A final decision from the Georgia PSC is expected in November 2005, with the new fuel rate effective in December 2005. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, this increase in the billing factor will have no significant effect on Savannah Electric’s revenues or net income, but will increase annual cash flow. The final outcome of the filing cannot be determined at this time.
     In a separate proceeding on August 2, 2005, the Georgia PSC approved its staff recommendation to initiate an investigation of Savannah Electric’s fuel practices. The final outcome of this matter cannot now be determined.
     Effective in May 2001, the Georgia PSC approved an order allowing Savannah Electric to implement a natural gas and oil procurement and hedging program. This order allows Savannah Electric to use financial instruments to hedge price and commodity risk associated with these fuels. The order limits the program in terms of time, volume, dollars, and physical amounts hedged. The costs of the program, including any net losses, are recovered as a fuel cost through the fuel cost recovery clause. Annual net financial gains from the hedging program will be shared, with the retail customers receiving 75 percent and Savannah Electric retaining 25 percent of the total net gains. Through September 30, 2005, such net gains totaled $7.1 million, of which Savannah Electric has retained $1.7 million.
(N)	See Notes 9 and 10 to the financial statements of Savannah Electric in Item 8 of the Form 10-K for information regarding Savannah Electric’s restatement of its financial statements for the three-month and nine-month periods ended September 30, 2004 as the result of errors in the estimate of unbilled revenues for the periods. A summary of the effects of those restatement adjustments for the three-month and nine-month periods ended September 30, 2004 is as follows (in thousands):

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As Originally	As	As Originally	As
	Reported	Restated	Reported	Restated

Retail sales revenues	$102,312	$104,822	$258,772	$259,847
Total operating revenues	105,379	107,889	270,284	271,359
Operating income	22,306	24,541	45,744	46,544
Earnings before income taxes	19,813	22,323	36,589	37,664
Income taxes	7,262	8,232	13,391	13,806
Net income	12,551	14,091	23,198	23,858
Net income after dividends on preferred stock	11,876	13,416	22,373	23,033
Comprehensive income	11,902	13,442	22,431	23,091

(O)	On June 7, 2005, Southern Power, through certain of its wholly-owned subsidiaries, acquired all of the outstanding general and limited partnership interests of Oleander Power Project, L.P. (Oleander) from Constellation Power, Inc. and certain other subsidiaries of Constellation Energy Group, Inc. The results of Oleander’s operations have been included in the financial statements since that date. Southern Power’s acquisition of the general and limited partnership interests in Oleander was pursuant to a Purchase and Sale Agreement dated April 8, 2005, for an aggregate purchase price of approximately $206 million, plus approximately $12 million of working capital and other adjustments. Oleander owns a dual-fueled generating plant in Brevard County, Florida with a nominal installed capacity of 680 MW. The entire output of the plant is sold under separate PPAs with Florida Power & Light Company and Seminole Electric Cooperative, Inc. The PPAs expire in 2007 and 2009, respectively.

(P)	On July 8, 2005, Southern Company GAS signed a letter of intent to negotiate the sale of substantially all of its assets to Cobb Electric Membership Corporation. At September 30, 2005, Southern Company GAS’ assets totaled $78.9 million. The proposed sale is subject to the negotiation of a definitive sale agreement and receipt of necessary regulatory or governmental approvals.

(Q)	In May 2005, Southern Company completed the purchase from Ormat Nevada, Inc. and subsequent leaseback of the Puna Geothermal Facility, a 25 MW geothermal facility in Hilo, Hawaii. The cost of the facility was approximately $71 million. Southern Company’s net investment in the leveraged lease is approximately $30 million.

(R)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the five retail operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services, and natural gas marketing. Southern Power’s revenues from sales to the retail operating companies were $180 million and $402 million for the three months and nine months ended September 30, 2005, respectively, and $128 million and $322 million for the three months and nine months ended September 30, 2004, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Electric Utilities
	Retail
	Operating	Southern			All	Reconciling
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

			(in millions)
Three Months Ended September 30, 2005:
Operating revenues	$4,244	$266	$(221)	$4,289	$119	$(30)	$4,378
Segment net income (loss)	676	40	—	716	8	(2)	722
Nine Months Ended September 30, 2005:
Operating revenues	$9,967	$568	$(480)	$10,055	$419	(87)	$10,387
Segment net income (loss)	1,274	88	—	1,362	72	(2)	1,432
Total assets at September 30, 2005	$35,751	$2,323	$(217)	$37,857	$1,921	$(394)	$39,384

Three Months Ended September 30, 2004:
Operating revenues	$3,322	$189	$(153)	$3,358	$110	$(27)	$3,441
Segment net income (loss)	591	37	—	628	16	1	645
Nine Months Ended September 30, 2004:
Operating revenues	$8,733	$547	$(418)	$8,862	$402	$(82)	$9,182
Segment net income (loss)	1,171	87	—	1,258	70	—	1,328
Total assets at December 31, 2004	$33,524	$2,067	$(103)	$35,488	$1,996	$(522)	$36,962

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)

Three Months Ended September 30, 2005	$3,672	$506	$111	$4,289
Three Months Ended September 30, 2004	2,915	343	100	3,358

Nine Months Ended September 30, 2005	$8,496	$1,238	$321	$10,055
Nine Months Ended September 30, 2004	7,537	1,038	287	8,862

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of	Price	Part of Publicly	May Yet Be
	Shares	Paid Per	Announced Plans or	Purchased Under the
2005	Purchased (a)	Share	Programs	Plans or Programs (a)

July 1 - July 31	3,283,288	$35.30	3,283,288	N/A

August 1 - August 31	2,318,375	$34.21	2,318,375	N/A

September 1 - September 30	2,028,667	$35.62	2,028,667	N/A

Total	7,630,330	$35.05	7,630,330	N/A

(a)	In fiscal year 2004, Southern Company announced that it planned to engage an agent in fiscal year 2005 to repurchase shares of its common stock to offset shares issued in connection with the exercise of stock options under the Southern Omnibus Incentive Compensation Plan (Omnibus Plan). In May 2005, Southern Company engaged an agent to (i) begin repurchasing shares of Southern Company common stock to offset the 6,273,876 shares of common stock issued from January 2005 through May 2005 in connection with the exercise of stock options under the Omnibus Plan and (ii) repurchase shares of Southern Company common stock on an ongoing basis to offset additional shares issued in connection with the exercise of stock options under the Omnibus Plan. As of September 30, 2005, Southern Company has repurchased a total of 9,740,967 shares. Southern Company expects to continue repurchasing shares on an ongoing basis.

Item 6. Exhibits.
(3) Articles of Incorporation and By-Laws
Georgia Power

(c)1	-	By-laws of Georgia Power as amended effective August 17, 2005, and as presently in effect. (Designated in Form 8-K dated August 17, 2005, File No. 1-6468 as Exhibit 3(c)2.)

Gulf Power

(d)1	-	Amended and restated Articles of Incorporation of Gulf Power effective as of November 2, 2005. (Designated in Form 8-K dated October 27, 2005, File No. 0-2429 as Exhibit 3.1.)

(d)2	-	By-laws of Gulf Power as amended effective as of November 2, 2005, and as presently in effect. (Designated in Form 8-K dated October 27, 2005, File No. 0-2429 as Exhibit 3.2.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Gulf Power

(d)1	-	Twelfth Supplemental Indenture dated as of August 30, 2005 to Senior Note Indenture dated as of January 1, 1998 between Gulf Power and JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank), as Trustee. (Designated in Form 8-K dated August 11, 2005, File No. 0-2429 as Exhibit 4.1.)

(10) Material Contracts

Mississippi Power

(e)1	-	Credit Agreement, dated as of October 20, 2005, by and among Mississippi Power and the Lenders named therein. (Designated in Form 8-K dated October 20, 2005, File No. 001-11229 as Exhibit 10.1.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

(c)2	-	Power of Attorney for Cliff S. Thrasher. (Designated in the Form 10-Q for the quarter ended March 31, 2005, File No. 1-6468 as Exhibit 24(c)2 and incorporated herein by reference.)

Item 6. Exhibits. (continued)
Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Savannah Electric

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Southern Power

(g)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2004, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(g)2	-	Power of Attorney for Ronnie L. Bates. (Designated in the Form 10-Q the quarter ended March 31, 2005, File No. 333-98553 as Exhibit 24(g)2 and incorporated herein by reference.)

(g)3	-	Power of Attorney for Michael W. Southern. (Designated in the Form 10-Q the quarter ended March 31, 2005, File No. 333-98553 as Exhibit 24(g)3 and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

(f)1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(g)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)
Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By	Thomas A. Fanning
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)
Date: November 3, 2005

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
Date: November 3, 2005

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
Date: November 3, 2005

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
Date: November 3, 2005

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
Date: November 3, 2005

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
Date: November 3, 2005

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
Date: November 3, 2005