Form 10-K/A
period 2005-12-31
SOUTHERN CO
filed 2006-03-02
CIK 92122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Title of each class

Common Stock, $5 par value

Mandatorily redeemable preferred securities, $25 liquidation amount
7.125% Trust Preferred Securities[2]

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No  ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of The Southern Company’s common stock held by non-affiliates of The Southern Company at June 30, 2005: $25.9 billion. The number of outstanding shares of The Southern Company’s common stock, Par Value $5 Per Share, at January 31, 2006 was 741,738,001 shares.
     Documents incorporated by reference: specified portions of The Southern Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders are incorporated by reference into PART III.

[1]	As of December 31, 2005.

[2]	Issued by Southern Company Capital Trust VI and guaranteed by The Southern Company.

EXPLANATORY NOTE
On February 27, 2006, The Southern Company (Southern Company) and its registrant subsidiaries, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company and Southern Power Company, filed combined Annual Reports on Form 10-K for the year ended December 31, 2005 (Form 10-K). Subsequent to the filing, an omission was identified in a table entitled “Contractual Obligations” located in MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K. The principal amount of long-term debt for years “After 2010” was inadvertently omitted from the first line of the table. This amount should have been “$10,065 (in millions)” resulting in total Long-term debt - Principal of “$13,766 (in millions)” and a total amount of all Contractual Obligations “After 2010” of “$25,567 (in millions)” and total Contractual Obligations of “$56,199 (in millions).” The corrected table is set forth on page II-36 of Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS, which is included in its entirety in this Form 10-K/A. Except as discussed in this Explanatory Note, no other changes have been made to the Form 10-K. The omission does not affect any individual registrant subsidiary information and this Form 10-K/A for Southern Company does not amend the Form 10-K of any individual registrant subsidiary.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2005 Annual Report
Contractual Obligations

		2007-	2009-	After
	2006	2008	2010	2010	Total
	(in millions)
Long-term debt(a) –
Principal	$901	$1,966	$834	$10,065	$13,766
Interest	688	1,246	1,108	9,752	12,794
Other derivative obligations(b) –
Commodity	32	—	—	—	32
Preferred and preference stock dividends(c)	33	65	65	—	163
Operating leases	123	205	156	259	743
Purchase commitments(d) –
Capital(e)	2,772	6,673	—	—	9,445
Coal	3,129	3,959	1,558	364	9,010
Nuclear fuel	63	62	34	89	248
Natural gas(f)	1,495	1,286	740	3,046	6,567
Purchased power	175	356	305	541	1,377
Long-term service agreements	71	175	180	1,334	1,760
Trusts –
Nuclear decommissioning	7	14	14	117	152
Postretirement benefits(g)	45	88	—	—	133
DOE	9	—	—	—	9

Total	$9,543	$16,095	$4,994	$25,567	$56,199

(a)	All amounts are reflected based on final maturity dates. Southern Company and its subsidiaries plan to continue to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit. Variable rate interest obligations are estimated based on rates as of January 1, 2006, as reflected in the statements of capitalization. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage interest rate risk.

(b)	For additional information, see Notes 1 and 6 to the financial statements.

(c)	Preferred and preference stock do not mature; therefore, amounts are provided for the next five years only.

(d)	Southern Company generally does not enter into non-cancelable commitments for other operation and maintenance expenditures. Total other operation and maintenance expenses for 2005, 2004, and 2003 were $3.5 billion, $3.3 billion, and $3.2 billion, respectively.

(e)	Southern Company forecasts capital expenditures over a three-year period. Amounts represent current estimates of total expenditures excluding those amounts related to contractual purchase commitments for uranium and nuclear fuel conversion, enrichment, and fabrication services. At December 31, 2005, significant purchase commitments were outstanding in connection with the construction program.

(f)	Natural gas purchase commitments are based on various indices at the time of delivery. Amounts reflected have been estimated based on the New York Mercantile Exchange future prices at December 31, 2005.

(g)	Southern Company forecasts postretirement trust contributions over a three-year period. No contributions related to Southern Company’s pension trust are currently expected during this period. See Note 2 to the financial statements for additional information related to the pension and postretirement plans, including estimated benefit payments. Certain benefit payments will be made through the related trusts. Other benefit payments will be made from Southern Company’s corporate assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2005 Annual Report
Cautionary Statement Regarding Forward-Looking Statements
Southern Company’s 2005 Annual Report contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, retail sales growth, storm damage cost recovery and repairs, environmental regulations and expenditures, earnings growth, dividend payout ratios, the Company’s projections for postretirement benefit trust contributions, financing activities, access to sources of capital, the proposed merger of Savannah Electric and Georgia Power, impacts of the adoption of new accounting rules, completion of construction projects, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity and gas, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate cases relating to fuel cost recovery;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by Southern Company from time to time with the Securities and Exchange Commission.
Southern Company expressly disclaims any obligation to update any forward-looking statements.

EXHIBIT INDEX
(24) Power of Attorney and Resolution

(a)	-	Power of Attorney and Resolution (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference).
(31) Section 302 Certifications

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

1

THE SOUTHERN COMPANY
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By:	David M. Ratcliffe
Chairman, President and
Chief Executive Officer

By:	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date:	March 2, 2006
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
               Directors:
Juanita P. Baranco       Zack T. Pate
Dorrit J. Bern                J. Neal Purcell
Francis S. Blake            William G. Smith, Jr.
Thomas F. Chapman     Gerald J. St. Pé
Donald M. James
By:   /s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)
Date: March 2, 2006

2