Form 10-K/A
period 2005-12-31
SOUTHERN CO
filed 2006-03-17
CIK 92122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
On March 2, 2006, The Southern Company (Southern Company) filed a Form 10-K/A. The certifications of the Chief Executive Officer and the Chief Financial Officer of Southern Company pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 were signed on the date of the filing of the Form 10-K/A but inadvertently were omitted from the EDGAR filing. The purpose of this amendment is to file the certifications. Except as discussed in this Explanatory Note, no other changes have been made to the Form 10-K/A.

EXHIBIT INDEX
(24) Power of Attorney and Resolution

(a)1	-	Power of Attorney and Resolution (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference).

(a)2	-	Power of Attorney for W. Ron Hinson.
(31) Section 302 Certifications

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By:	David M. Ratcliffe
Chairman, President and
Chief Executive Officer

By:	/s/ Wayne Boston
(Wayne Boston, Attorney-in-fact)

Date:	March 17, 2006
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
Date: March 17, 2006

2