Form 10-Q
period 2006-06-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2006-08-03
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(A Delaware Corporation)
30 Ivan Allen Jr. Boulevard, N.W.
Atlanta, Georgia 30308
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large
	Accelerated	Accelerated	Non-accelerated
Registrant	Filer	Filer	Filer
The Southern Company	X
Alabama Power Company			X
Georgia Power Company			X
Gulf Power Company			X
Mississippi Power Company			X
Southern Power Company			X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2006
The Southern Company	Par Value $5 Per Share	742,286,154
Alabama Power Company	Par Value $40 Per Share	10,250,000
Georgia Power Company	Without Par Value	7,761,500	*
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000

*	On July 1, 2006, Georgia Power Company issued an additional 1,500,000 common shares, without par value, in conjunction with the merger of Savannah Electric and Power Company into Georgia Power Company.
     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Savannah Electric and Power Company was merged into Georgia Power Company on July 1, 2006. Savannah Electric and Power Company’s separate SEC reporting obligations were terminated following the merger. Savannah Electric and Power Company’s business and operations for the second quarter and year-to-date are now reflected only in The Southern Company portion of this report. This information will be incorporated into the Georgia Power Company Quarterly Report on Form 10-Q for the third quarter 2006 and for subsequent reporting periods. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

Page
Number
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	125
Item 1A. Risk Factors	125
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3. Defaults Upon Senior Securities	Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders	125
Item 5. Other Information	127
Item 6. Exhibits	128
Signatures	133

DEFINITIONS

TERM	MEANING
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ALJ	Administrative law judge
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Southern Power for the year ended December 31, 2005 and, with respect to Southern Company, Amendment No. 1 and Amendment No. 2 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Moody’s	Moody’s Investors Service, Inc
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
PPA	Power Purchase Agreement
PSC	Public Service Commission
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric (merged into Georgia Power on July 1, 2006)
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company (merged into Georgia Power on July 1, 2006)
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia, and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, and Virginia

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, synthetic fuel investments, financing activities, completion of construction projects, impacts of adoption of new accounting rules, access to sources of capital, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, including proposed legislation relating to tax credits associated with synthetic fuel investments (and the timing of adoption of any such legislation), as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	fluctuations in the level of oil prices;

•	the level of production, if any, by the synthetic fuel operations at Carbontronics Synfuels Investors LP and Alabama Fuel Products, LLC for the remainder of fiscal year 2006;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,970,387	$2,555,091	$5,441,800	$4,823,900
Sales for resale	439,902	384,997	854,771	732,122
Other electric revenues	116,095	109,348	227,085	210,443
Other revenues	65,119	70,210	131,107	140,211

Total operating revenues	3,591,503	3,119,646	6,654,763	5,906,676

Operating Expenses:
Fuel	1,307,650	993,241	2,356,195	1,857,862
Purchased power	138,843	123,677	243,254	221,893
Other operations	587,921	572,191	1,150,373	1,088,619
Maintenance	273,292	259,975	556,922	554,067
Depreciation and amortization	297,532	286,374	596,458	577,484
Taxes other than income taxes	179,200	162,798	354,203	325,682

Total operating expenses	2,784,438	2,398,256	5,257,405	4,625,607

Operating Income	807,065	721,390	1,397,358	1,281,069
Other Income and (Expense):
Allowance for equity funds used during construction	10,398	14,011	21,925	30,870
Interest income	6,237	6,223	12,909	11,495
Equity in losses of unconsolidated subsidiaries	(12,277)	(29,574)	(44,852)	(52,678)
Leveraged lease income	17,599	18,677	35,702	36,925
Impairment loss on equity method investments	(15,274)	—	(15,274)	—
Interest expense, net of amounts capitalized	(180,695)	(154,215)	(357,070)	(293,202)
Interest expense to affiliate trusts	(30,640)	(31,931)	(61,269)	(63,861)
Preferred and preference dividends of subsidiaries	(8,006)	(7,402)	(17,021)	(14,804)
Other income (expense), net	15,372	(1,916)	4,507	(7,123)

Total other income and (expense)	(197,286)	(186,127)	(420,443)	(352,378)

Earnings From Continuing Operations Before Income Taxes	609,779	535,263	976,915	928,691
Income taxes	222,249	146,447	329,271	222,334

Earnings From Continuing Operations	387,530	388,816	647,644	706,357
Earnings from discontinued operations, net of income taxes of $(1,467), $(1,259), $(525), and $2,176, respectively	(2,307)	(1,995)	(814)	3,424

Consolidated Net Income	$385,223	$386,821	$646,830	$709,781

Common Stock Data:
Earnings per share from continuing operations-
Basic	$0.52	$0.52	$0.87	$0.95
Diluted	$0.52	$0.52	$0.87	$0.94
Earnings per share including discontinued operations-
Basic	$0.52	$0.52	$0.87	$0.95
Diluted	$0.52	$0.52	$0.87	$0.95
Average number of basic shares of common stock outstanding (in thousands)	742,515	746,823	742,355	745,424
Average number of diluted shares of common stock outstanding (in thousands)	746,387	751,016	746,725	749,360
Cash dividends paid per share of common stock	$0.3875	$0.3725	$0.7600	$0.7300
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Consolidated net income	$646,830	$709,781
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	696,048	687,205
Deferred income taxes and investment tax credits	262,870	175,751
Allowance for equity funds used during construction	(21,925)	(30,870)
Equity in losses of unconsolidated subsidiaries	44,852	52,678
Leveraged lease income	(35,702)	(36,925)
Pension, postretirement, and other employee benefits	23,672	21,656
Stock option expense	22,186	—
Tax benefit of stock options	1,103	36,963
Hedge settlements	18,502	(19,860)
Storm damage accounting order	—	45,000
Other, net	(20,547)	(38,741)
Changes in certain current assets and liabilities —
Receivables	(140,438)	(360,973)
Fossil fuel stock	(120,420)	(115,221)
Materials and supplies	(42,493)	(19,362)
Other current assets	(21,734)	42,244
Accounts payable	(285,434)	(109,448)
Accrued taxes	(27,938)	(80,978)
Accrued compensation	(263,409)	(210,061)
Other current liabilities	7,605	47,384

Net cash provided from operating activities	743,628	796,223

Investing Activities:
Property additions	(1,167,696)	(1,141,771)
Nuclear decommissioning trust fund purchases	(384,850)	(324,849)
Nuclear decommissioning trust fund sales	377,970	316,150
Proceeds from property sales	151,760	9,468
Investment in unconsolidated subsidiaries	(52,273)	(51,870)
Cost of removal net of salvage	(40,328)	(41,485)
Other	(45,417)	(57,162)

Net cash used for investing activities	(1,160,834)	(1,291,519)

Financing Activities:
Increase in notes payable, net	594,563	510,947
Proceeds —
Long-term debt	960,125	870,695
Common stock	19,652	148,609
Gross excess tax benefit of stock options	2,506	—
Redemptions —
Long-term debt	(423,408)	(436,470)
Long-term debt to affiliate trusts	(67,457)	—
Preferred and preference stock	(14,569)	—
Common stock repurchased	(117)	(62,321)
Special deposits — redemption funds	—	(102,481)
Payment of common stock dividends	(564,146)	(543,637)
Other	(29,154)	(21,737)

Net cash provided from financing activities	477,995	363,605

Net Change in Cash and Cash Equivalents	60,789	(131,691)
Cash and Cash Equivalents at Beginning of Period	202,111	368,449

Cash and Cash Equivalents at End of Period	$262,900	$236,758

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9,151 and $12,589 capitalized for 2006 and 2005, respectively)	$423,312	$312,975
Income taxes (net of refunds)	$52,153	$45,896
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)

Current Assets:
Cash and cash equivalents	$262,900	$202,111
Receivables —
Customer accounts receivable	941,661	868,665
Unbilled revenues	377,313	303,782
Under recovered regulatory clause revenues	614,882	754,522
Other accounts and notes receivable	330,323	409,685
Accumulated provision for uncollectible accounts	(34,243)	(37,510)
Fossil fuel stock, at average cost	538,208	402,579
Vacation pay	117,356	116,699
Materials and supplies, at average cost	694,925	665,754
Assets from risk management activities	70,699	124,607
Prepaid expenses	188,499	131,324
Other	217,859	262,659

Total current assets	4,320,382	4,204,877

Property, Plant, and Equipment:
In service	44,599,652	43,578,501
Less accumulated depreciation	16,184,593	15,727,300

	28,415,059	27,851,201
Nuclear fuel, at amortized cost	265,370	261,997
Construction work in progress	1,281,027	1,367,255

Total property, plant, and equipment	29,961,456	29,480,453

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	972,965	953,554
Leveraged leases	1,106,644	1,082,100
Other	319,805	337,236

Total other property and investments	2,399,414	2,372,890

Deferred Charges and Other Assets:
Deferred charges related to income taxes	925,670	936,729
Prepaid pension costs	1,025,064	1,021,797
Unamortized debt issuance expense	173,242	161,583
Unamortized loss on reacquired debt	299,194	309,409
Deferred under recovered regulatory clause revenues	731,913	530,668
Other regulatory assets	537,198	519,005
Other	427,682	339,294

Total deferred charges and other assets	4,119,963	3,818,485

Total Assets	$40,801,215	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$993,325	$900,699
Notes payable	1,851,991	1,257,428
Accounts payable	867,352	1,229,253
Customer deposits	237,282	219,781
Accrued taxes —
Income taxes	203,504	103,925
Other	294,888	318,978
Accrued interest	225,390	204,292
Accrued vacation pay	143,454	143,816
Accrued compensation	196,204	458,573
Other	386,805	403,606

Total current liabilities	5,400,195	5,240,351

Long-term Debt	11,296,969	10,957,903

Long-term Debt Payable to Affiliated Trusts	1,893,187	1,888,469

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,000,558	5,735,502
Deferred credits related to income taxes	301,448	311,083
Accumulated deferred investment tax credits	515,124	527,172
Employee benefit obligations	971,435	929,908
Asset retirement obligations	1,144,672	1,117,280
Other cost of removal obligations	1,292,836	1,295,215
Other regulatory liabilities	262,717	323,180
Other	280,148	265,838

Total deferred credits and other liabilities	10,768,938	10,505,178

Total Liabilities	29,359,289	28,591,901

Preferred and Preference Stock of Subsidiaries	595,612	595,626

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — June 30, 2006: 751,861,212 Shares;
— December 31, 2005: 751,810,927 Shares
Treasury — June 30, 2006: 9,575,058 Shares;
— December 31, 2005: 10,362,970 Shares
Par value	3,759,306	3,759,055
Paid-in capital	1,101,602	1,084,799
Treasury, at cost	(331,771)	(358,892)
Retained earnings	6,414,930	6,332,023
Accumulated other comprehensive loss	(97,753)	(127,807)

Total Common Stockholders’ Equity	10,846,314	10,689,178

Total Liabilities and Stockholders’ Equity	$40,801,215	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Consolidated Net Income	$385,223	$386,821	$646,830	$709,781
Other comprehensive income (loss) — continuing operations:
Change in fair value of marketable securities, net of tax of $2,798, $(346), $4,407, and $(2,075), respectively	4,334	(598)	6,855	(3,924)
Changes in fair value of qualifying hedges, net of tax of $7,255, $(12,321), $14,385, and $(11,386), respectively	11,519	(19,805)	22,911	(18,370)
Reclassification adjustment for amounts included in net income, net of tax of $65, $1,083, $306, and $2,400, respectively	(2)	1,351	288	3,405

Total other comprehensive income — continuing operations	15,851	(19,052)	30,054	(18,889)

Other comprehensive income — discontinued operations:
Changes in fair value of qualifying hedges, net of tax of $(448) and $642, respectively	—	(710)	—	1,018
Reclassification adjustment for amounts included in net income, net of tax of $(95) and $598, respectively	—	(149)	—	948

Total other comprehensive income — discontinued operations	—	(859)	—	1,966

COMPREHENSIVE INCOME	$401,074	$366,910	$676,884	$692,858

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies – Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The SOUTHERN System – “Retail Operating Companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K. For information regarding the synthetic fuel investments, see Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein.
     Hurricanes Dennis and Katrina hit Southern Company’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Southern Company has incurred significant restoration costs. In addition, fuel costs at each of the retail operating companies rose significantly during 2005 and the first six months of 2006. Southern Company continues to make significant progress in working with its regulators to develop methods to enable the timely recovery of these costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Storm Damage Cost Recovery” of Southern Company in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Storm Damage Cost Recovery” and Notes (H), (I), and (K) to the Condensed Financial Statements herein for additional information.
     Effective July 1, 2006, Savannah Electric was merged into Georgia Power. Prior to the merger, Southern Company was the sole common shareholder of both Georgia Power and Savannah Electric. At the time of the merger, each outstanding share of Savannah Electric common stock was cancelled, and Southern Company was issued an additional 1,500,000 shares of Georgia Power common stock, no par value per share. Also in July 2006, Savannah Electric’s separate SEC reporting obligations were terminated following the merger. Savannah Electric’s results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 and assets and liabilities as of June 30, 2006 and December 31, 2005 are included in the Southern Company condensed consolidated financial statements herein. Georgia Power will account for the merger in a manner similar to a pooling of interests, and Georgia Power’s financial statements will reflect the merger effective July 1, 2006.
     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Company’s second quarter and year-to-date 2006 earnings were $385.2 million ($0.52 per share) and $646.8 million ($0.87 per share) compared with $386.8 million ($0.52 per share) and $709.8 million ($0.95 per share), respectively, for the corresponding periods in 2005. Earnings were flat in the second quarter of 2006 when compared to the same period in 2005. The decrease in earnings year-to-date 2006 resulted primarily from higher other operations and maintenance expenses, a reduction in tax credits and impairments associated with synthetic fuel investments, and higher interest expense, compared to year-to-date 2005. These decreases to earnings were partially offset by an increase in revenues resulting from sustained economic strength and

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customer growth in the Southern Company service area and warmer weather in the second quarter of 2006 compared to the same period in 2005.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$415,296	16.3	$617,900	12.8
Sales for resale	54,905	14.3	122,649	16.8
Other electric revenues	6,747	6.2	16,642	7.9
Fuel expense	314,409	31.7	498,333	26.8
Purchased power expense	15,166	12.3	21,361	9.6
Other operations expense	15,730	2.7	61,754	5.7
Maintenance expense	13,317	5.1	2,855	0.5
Depreciation and amortization expense	11,158	3.9	18,974	3.3
Taxes other than income taxes	16,402	10.1	28,521	8.8
Allowance for equity funds used during construction	(3,613)	(25.8)	(8,945)	(29.0)
Equity in losses of unconsolidated subsidiaries	(17,297)	(58.5)	(7,826)	(14.9)
Impairment loss on equity method investments	15,274	N/M	15,274	N/M
Interest expense, net of amounts capitalized	26,480	17.2	63,868	21.8
Other income (expense), net	17,288	N/M	11,630	N/M
Income taxes	75,802	51.8	106,937	48.1

N/M – Not meaningful
     Retail revenues. The chart below reflects the primary drivers of the 16.3% and 12.8% increases in retail revenues in the second quarter and year-to-date 2006 when compared to the same periods in 2005. Changes in revenue related to certain cost recovery mechanisms such as fuel and storm damage have no effect on net income. In the second quarter and year-to-date 2006, retail KWH sales increased by 4.6% and 2.5%, respectively, from the same periods a year ago, primarily due to warmer weather in the second quarter of 2006 and continued customer and demand growth from sustained economic strength in the Southeast. The number of retail customers increased by 1.3% as of June 2006 compared to June 2005, and weather-adjusted average consumption by retail customers increased by 0.9% and 0.8%, respectively, for the second quarter and year-to-date 2006 when compared with the same periods in 2005.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail – prior year	$2,555		$4,824
Change in —
Base rates	17	0.7	28	0.6
Sales growth	25	1.0	60	1.3
Weather	61	2.4	55	1.1
Fuel cost recovery	293	11.5	435	9.0
Other cost recovery	19	0.7	40	0.8

Retail – current year	$2,970	16.3%	$5,442	12.8%

     Sales for resale. In the second quarter and year-to-date 2006, sales for resale increased $54.9 million and $122.6 million, respectively, over the same periods in 2005. The second quarter and year-to-date 2006 increases reflect a rise in fuel revenues due to increases of 22.4% and 21.2%, respectively, in the average unit cost of fuel

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
per net KWH generated when compared to the same periods in the prior year. New wholesale contracts also contributed to the increase.
     Other electric revenues. In the second quarter and year-to-date 2006, other electric revenues increased $6.7 million and $16.6 million, respectively, primarily due to higher transmission revenues of $7.0 million and $11.1 million, respectively, and higher outdoor lighting revenues of $1.6 million and $3.0 million, respectively, compared to the same periods in 2005.
     Fuel expense and purchased power expense. Fuel expense and purchased power expense increased $329.6 million in the second quarter 2006 over the second quarter 2005 due to an increase of $243.0 million in the cost of fuel and $86.6 million related to an increase in total KWHs generated and purchased. Year-to-date 2006 fuel expense and purchased power expense increased $519.7 million over the same period in 2005 due to an increase of $454.2 million in the cost of fuel and $65.5 million related to an increase in total KWHs generated and purchased. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
     Other operations expense. Other operations expense increased $15.7 million and $61.8 million in the second quarter and year-to-date 2006, respectively, compared with the same periods in the prior year due to increases in administrative and general expense of $2.4 million and $23.9 million, respectively, primarily additional compensation related to expensing of stock options in the first quarter of 2006; increases of $7.3 million and $15.6 million, respectively, in customer service and sales expense, primarily technology costs, promotional expenses for energy efficiency programs; and an increase in bad debt expense. The second quarter and year-to-date 2006 increases were also attributable to increases of $8.8 million and $15.6 million, respectively, in transmission and distribution expense, and a $6.7 million year-to-date 2006 increase in other production expense when compared to the same periods in 2005. The second quarter 2006 increase was partially offset by a $2.8 million decrease in other production expense. Other production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.
     Maintenance expense. In the first quarter of 2005, Alabama Power recorded $45 million of expenses in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information. In the second quarter and year-to-date 2006, when compared to the same periods in 2005, maintenance expense increased $13.3 million and $2.9 million, respectively. Excluding the impact of the $45 million Alabama Power accounting order, year-to-date 2006 maintenance expense increased $47.9 million over the same period in 2005. These increases are primarily due to higher administrative and general expense of $1.7 million and $2.6 million, respectively, increases of $17.4 million and $32.7 million, respectively, in transmission and distribution expense, and a $12.6 million year-to-date 2006 increase in other production expense when compared to the same periods in 2005. The second quarter 2006 increase was partially offset by a $5.8 million decrease in other production expense. Other production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.
     Depreciation and amortization expense. The $11.2 million and $19.0 million increases in depreciation and amortization expense in the second quarter and year-to-date 2006, respectively, when compared with the same periods in 2005 are primarily a result of an increase in depreciable property, plant, and equipment, including Southern Power’s Plant Oleander and Plant Desoto, acquired in June 2005 and June 2006, respectively, as well as increases in depreciation rates and changes in the estimated lives of depreciable assets. These increases are partially offset by a decrease in amortization expense at Georgia Power related to the inclusion of new certified

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PPAs in retail rates on a levelized basis over a three-year period as ordered by the Georgia PSC under the terms of the retail order effective January 1, 2005.
     Taxes other than income taxes. The $16.4 million and $28.5 million increases in taxes other than income taxes in the second quarter and year-to-date 2006, respectively, compared with the same periods in 2005 are primarily a result of increases in municipal franchise and gross receipts taxes associated with increases in revenues from energy sales and an increase in property taxes associated with changes in property tax rates, changes in the assessed value of properties, and increases in total property value.
     Allowance for equity funds used during construction. In the second quarter and year-to-date 2006, when compared to the same periods in 2005, AFUDC equity decreased $3.6 million and $8.9 million, respectively, due to the completion of the Plant McIntosh combined cycle units 10 and 11 by Georgia Power in June 2005. AFUDC equity is non-taxable.
     Equity in losses of unconsolidated subsidiaries. Southern Company has made investments in two synfuel production facilities that generate operating losses. These investments also allow Southern Company to claim federal income tax credits that offset these operating losses and make the projects profitable. The $17.3 million and $7.8 million decreases in equity in losses of unconsolidated subsidiaries in the second quarter and year-to-date 2006, respectively, compared with the same periods in 2005 are primarily a result of terminating Southern Company’s membership interest in one of the synthetic fuel entities which reduced the amount of funding obligation for the second quarter 2006. These decreases were partially offset by higher operating losses at the other synthetic fuel entity due to higher production levels before it was idled on May 11, 2006. See “Impairment loss on equity method investments” below and FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
     Impairment loss on equity method investments. In June 2006, Southern Company recorded a $15.3 million impairment associated with its investments in synthetic fuels. On May 11, 2006, production at one of the synthetic fuel investments was idled due to a projected phase out of tax credits because of high oil prices. Effective July 1, 2006, Southern Company terminated its membership interest in the other synthetic fuel investment. Southern Company will not be entitled to any further tax credits from this investment. As a result of these actions and the projected continued phase out of tax credits due to high oil prices, the investments in these two synthetic fuel entities were considered fully impaired. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
     Interest expense, net of amounts capitalized. Interest charges and other financing costs increased by $26.5 million and $63.9 million in the second quarter and year-to-date 2006, respectively, associated with increases in notes payable and long-term debt outstanding for the second quarter and year-to-date 2006, respectively, compared to the same periods in 2005 as well as an increase in average interest rates on variable rate debt. Variable rates on pollution control bonds are highly correlated with the BMA Municipal Swap Index, which averaged 3.6%, and 3.3% in the second quarter and year-to-date 2006, respectively, compared to 2.6% and 2.3% in the second quarter and year-to-date 2005, respectively. Variable rates on commercial paper and senior notes are highly correlated with the one-month LIBOR, which averaged 5.1% and 4.8% in the second quarter and year-to-date 2006, respectively, compared to 3.1% and 2.9% in the second quarter and year-to-date 2005, respectively. The year-to-date increase in interest expense was also the result of $5.0 million related to early redemption of trust preferred securities. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
     Other income (expense), net. The $17.3 million and $11.6 million increases in other income (expense), net, in the second quarter and year-to-date 2006, respectively, compared to the same periods in 2005 are primarily due to a $1.5 million gain on the sale of an investment, a $5.1 million increase due to changes in the value of economic hedges associated with synthetic fuel investments, and the release of $6.3 million in certain

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
obligations associated with Southern Company’s synthetic fuel investments in 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information. The year-to-date 2006 increase is partially offset by Alabama Power’s recognition of $5.0 million associated with the consent decree entered in the NSR litigation. See Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “NEW SOURCE REVIEW ACTIONS – New Source Review Litigation” herein for further information.
     Income taxes. Income taxes increased $75.8 million and $106.9 million, respectively, in the second quarter and year-to-date 2006 when compared to the same periods in 2005 due to higher taxable earnings and $21.2 million and $39.7 million of synthetic fuel tax credit reserves recorded in the second quarter and year-to-date 2006, respectively. The second quarter and year-to-date 2006 increases in income taxes are also the result of decreases in synthetic fuel tax credits of $17.7 million and $8.3 million, respectively, as a result of terminating the membership interest in one of the synthetic fuel entities which reduced the allocated credits available to Southern Company for the second quarter 2006. These increases were partially offset by higher synthetic fuel tax credit production at the other synthetic fuel entity before it was idled on May 11, 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information. Also contributing to the year-to-date 2006 increase is the $45 million Alabama PSC accounting order recorded in the first quarter 2005, discussed under “Maintenance expense” above.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the retail operating companies’ ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Another major factor is the profitability of the competitive market-based wholesale generating business and associated federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree requires Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On May 31, 2006, Alabama Power filed a motion for summary judgment and entry of a final order on claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The final resolution of these claims is dependent on further court action and subject to possible appeals and, therefore, cannot be determined at this time.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company or its subsidiaries. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 of the Form 10-K for additional information.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
Birmingham Area Eight-Hour Ozone Attainment Redesignation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding non-attainment designations for the eight-hour ozone air quality standard. On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to redesignate the Birmingham eight-hour ozone non-attainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. The retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $20 million for the Southern Company system. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such sales through June 30, 2006 is not expected to exceed $43 million, of which $17 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In 2005 and the first six months of 2006, the retail operating companies have experienced higher than expected fuel costs for coal and gas. These higher fuel costs have increased the under recovered fuel costs included in the balance sheets to approximately $1.3 billion at June 30, 2006. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income, but will affect cash flow. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     On March 17, 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006. On June 15, 2006, the Georgia PSC ruled on the combined request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The Georgia PSC order provided for a combined ongoing fuel forecast but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs as of June 30, 2006 are to be recovered over 35 months for customers in the former Georgia Power territory and over 41 months for customers in the former Savannah Electric territory. The order also requires Georgia Power to file for a new fuel cost recovery rate on a semi-annual basis, beginning September 30, 2006. As of June 30, 2006, Savannah Electric had an under recovered fuel balance of $82 million and Georgia Power had an under recovered fuel balance of approximately $850 million. See Note (H) to the Condensed Financial Statements herein for additional information.
Storm Damage Cost Recovery
In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Southern Company’s service area, including portions of Gulf Power, Alabama Power, and Mississippi Power. Hurricane Ivan hit the Gulf coast of Florida and Alabama in September 2004, causing significant damage to the service areas of both Gulf Power and Alabama Power. Each retail operating company maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. In addition, each of the affected retail operating companies has been authorized by its state PSC to defer the portion of the hurricane restoration costs that exceeded the balance in its storm damage reserve account. As of June 30, 2006, the deficit balance in Southern Company’s storm damage reserve accounts totaled approximately

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$374 million, of which approximately $68 million and $306 million, respectively, are included in the Condensed Balance Sheets herein under “Other Current Assets” and “Other Regulatory Assets.” See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
     In June 2006, the Mississippi PSC approved an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directs Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). The MDA has indicated that $360 million of CDBG will be available to utilities within the State of Mississippi impacted by Hurricane Katrina. All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration costs. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through the state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation. Mississippi Power expects to file the CDBG application with the MDA in the third quarter 2006, at which time the MDA is expected to assess applications and award grants. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. The final outcome of these matters cannot now be determined. See Note (I) to the Condensed Financial Statements herein for additional information.
     In July 2006, the Florida PSC issued its order approving a stipulation and settlement between Gulf Power and several consumer groups that resolved all matters relating to Gulf Power’s request for recovery of incurred costs for storm-recovery activities, the replenishment of Gulf Power’s property damage reserve, and the related request for permission to issue $87.2 million in securitized storm-recovery bonds. The order provides for an extension of the storm-recovery surcharge currently being collected by Gulf Power for an additional 27 months, expiring in June 2009, in lieu of the requested issuance of storm-recovery bonds. According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm-recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm-recovery costs of $53.3 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm-recovery surcharge exceed the storm-recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve. See Note (K) to the Condensed Financial Statements herein for additional information.
Mirant Matters
Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.
Mirant Bankruptcy Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for information regarding the complaint filed in June 2005 against Southern Company alleging fraudulent activities and payments of illegal dividends prior to the spin-off. In May 2006, Southern Company filed a motion for summary judgment on all claims in the case. The ultimate outcome of this matter cannot be determined at this time.
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a Motion for Reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the Mirant bankruptcy litigation. See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of these matters cannot be determined at this time.
Southern Company Employee Savings Plan Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. In April 2006, the U.S. District Court for the Northern District of Georgia granted summary judgment in favor of Southern Company and all individually named defendants in the case. The plaintiff has filed an appeal of the ruling. The final outcome of this matter cannot be determined at this time.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters — Leveraged Lease Transactions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. In July 2006, the FASB released new guidance for the accounting for both leveraged leases and uncertain tax positions that will be effective beginning in 2007. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the new standard for leveraged leases will require Southern

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company to change the timing of income recognized under the lease, including a cumulative effect upon adoption of the change. Southern Company estimates such cumulative effect will reduce Southern Company’s retained earnings by approximately $17 million. The impact of these proposed changes related to the sale-in-lease-out transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable.
     In the third quarter 2006, Southern Company will pay the full amount of the disputed tax and the applicable interest and will file a claim for refund. The disputed tax amount is $79 million and the related interest is approximately $27 million. Southern Company has accounted for this payment as a deposit, and recorded the liability in the second quarter 2006. This payment will close the issue with the IRS and Southern Company will then proceed to litigate this matter. The ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has made investments in two entities that produce synthetic fuel and receive tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, has continued to monitor oil prices. Reserves against these tax credits of $36 million have been recorded in the first half of 2006 due to projected phase-outs of the credits in 2006 as a result of current and projected future oil prices. See Note (J) to the Condensed Financial Statements herein for additional information regarding the impact of these reserves on the effective tax rate.
     On May 11, 2006, production at one of the synthetic fuel investments was idled due to continued uncertainty over the value of tax credits. In addition, Southern Company entered into an agreement in June 2006 which terminated its ownership interest in its other synthetic fuel investment effective July 1, 2006. Also in June 2006, Southern Company entered into derivative transactions designed to reduce its exposure to changes in the value of tax credits associated with its synthetic fuel investments. The derivative transactions will be marked to market over the remainder of the year through other income (expense), net. As a result of these actions and the projected continued phase out of tax credits because of high oil prices, the investments in these two synthetic fuel entities were considered fully impaired and approximately $15.3 million was written off at June 30, 2006. This write-off is reflected in the line item “Impairment loss on equity method investments” on the income statement herein. See Note (F) to the Condensed Financial Statements herein for additional information regarding the impact of these derivatives. The final outcome of these matters cannot now be determined.
Other Matters
See Note 3 to the financial statements of Southern Company under “Plant Franklin Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $172 million had been spent as of June 30, 2006. Construction is expected to be complete in 2008.
     On March 16, 2006, a subsidiary of Southern Company entered into a development agreement with Duke Energy Corporation (Duke) to evaluate the potential construction of a new two-unit nuclear plant at a jointly owned site in Cherokee County, South Carolina. If constructed, Southern Company would own an interest in

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unit 1, representing approximately 500 MW. Duke will be the developer and licensed operator of any plant built at the site.
     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.
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
New Accounting Standards
Stock Options
On January 1, 2006, Southern Company adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Southern Company’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Southern Company under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Southern Company is currently assessing the impact of FIN 48. The impact on Southern Company’s financial statements has not yet been determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leveraged Leases
Also in July 2006, the FASB issued FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This staff position amends SFAS No. 13, “Accounting for Leases” to require recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised. Southern Company plans to adopt FSP 13-2 on January 1, 2007. This adoption will require Southern Company to recognize a cumulative effect of $17 million to retained earnings as of January 1, 2007 related to the LILO transaction settled with the IRS in February 2005. See FUTURE EARNINGS POTENTIAL under “Income Tax Matters” above and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further details about the effect of FSP 13-2.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Net cash flow from operating activities totaled $744 million for first six months of 2006, compared to $796 million for the corresponding period in 2005. The $53 million decrease is primarily due to increases in fuel and storm damage costs and discontinued operations associated with the sale of Southern Company Gas assets. For additional information regarding the sale of Southern Company Gas assets, see Note (B) to the Condensed Financial Statements herein under “SOUTHERN COMPANY GAS SALE.” Gross property additions to utility plant were $1.2 billion in the first six months of 2006.
     Significant balance sheet changes include a $339 million increase in long-term debt for the first six months of 2006 primarily for general corporate purposes. Property, plant, and equipment increased $481 million during the first six months of 2006 primarily from routine additions and plant acquisitions. See Note (L) to the Condensed Financial Statements herein for additional information on the DeSoto acquisition.
     The market price of Southern Company’s common stock at June 30, 2006 was $32.05 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $14.62 per share, representing a market-to-book ratio of 219%, compared to $34.53, $14.42, and 240%, respectively, at the end of 2005. The dividend for the second quarter 2006 was $0.3875 per share compared to $0.3725 per share in the second quarter 2005.
     Southern Company, the retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $993 million will be required by June 30, 2007 for redemptions and maturities of long-term debt.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, with short-term debt and external security issuances providing additional funds. However, the amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, prevailing market conditions, regulatory approval, and other factors. Mississippi Power is considering other sources of funding for storm recovery costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
     Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, the Southern Company system had at June 30, 2006 approximately $263 million of cash and cash equivalents and approximately $3.3 billion of unused credit arrangements with banks, of which $495 million expire in 2006 and $2.8 billion expire in 2007 and beyond. Of the facilities maturing in 2006, $275 million contain provisions allowing one-year term loans executable at the expiration date and $148 million contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Subsequent to June 30, 2006, Southern Company and its subsidiaries refinanced a portion of these facilities with approximately $2.4 billion of facilities maturing in 2011, increasing total unused credit arrangements to approximately $3.5 billion. Southern Company expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At June 30, 2006, the Southern Company system had outstanding commercial paper of $1.4 billion, bank notes of $375 million, and extendible commercial notes of $74 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $239 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $662 million. Generally, collateral may be provided by a

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company guaranty, letter of credit, or cash. Southern Company’s operating subsidiaries are also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Southern Company’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The retail operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs. The fair value of derivative energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in millions)

Contracts beginning of period	$(35.0)	$100.5
Contracts realized or settled	28.3	12.4
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(50.9)	(170.5)

Contracts at June 30, 2006	$(57.6)	$(57.6)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)

Actively quoted	$(60.0)	$(64.8)	$4.8
External sources	2.4	2.4	—
Models and other methods	—	—	—

Contracts at June 30, 2006	$(57.6)	$(62.4)	$4.8

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to the retail operating companies’ fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the retail operating companies’ fuel cost recovery clauses. In addition, unrealized gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the income

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
statement as incurred. At June 30, 2006, the fair value gain / (loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory assets, net	$(60.2)
Accumulated other comprehensive income	1.6
Net income	1.0

Total fair value loss	$(57.6)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first six months of 2006, Southern Company and its subsidiaries issued $950 million of senior notes and $10 million of obligations related to pollution control revenue bonds, settled $630 million notional amount of related interest rate hedges at a gain of $20 million, and issued $20 million of common stock, including treasury stock, through employee and director stock plans. The proceeds were primarily used to refund senior notes and pollution control revenue bonds and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. Approximately $18 million of the hedge gain will be deferred in other comprehensive income and amortized to income over a 10-year period. The remaining $2 million related to a discontinued hedge and was recognized immediately in income through interest expense. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first six months of 2006.
     In July 2006, Georgia Power incurred obligations in connection with the issuance of $67 million 4.40% Pollution Control Revenue Bonds and $48.7 million 4.90% Pollution Control Revenue Bonds. Proceeds from the sales will be used for the legal defeasance and redemption in August 2006 of $67 million of 5.0% and $48.7 million of 5.25% Pollution Control Revenue Bonds.
     During the second quarter 2006, Southern Company and its subsidiaries entered into derivative transactions designed to hedge interest rate risk of future debt issuances. The total notional amount of these derivatives was $480 million. See Note (F) to the Condensed Financial Statements herein for further details.
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

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant, Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
     (b) Changes in internal controls.
     There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,026,643	$863,155	$1,828,852	$1,572,241
Sales for resale —
Non-affiliates	156,328	130,598	302,682	245,012
Affiliates	26,098	47,934	105,413	155,220
Other revenues	40,355	44,152	85,184	83,102

Total operating revenues	1,249,424	1,085,839	2,322,131	2,055,575

Operating Expenses:
Fuel	419,176	323,328	760,943	623,148
Purchased power —
Non-affiliates	32,618	34,316	54,704	58,182
Affiliates	89,073	61,487	145,738	109,785
Other operations	176,059	168,987	345,072	315,277
Maintenance	96,947	80,858	206,447	204,412
Depreciation and amortization	112,295	101,019	222,157	209,510
Taxes other than income taxes	65,286	62,985	130,943	125,534

Total operating expenses	991,454	832,980	1,866,004	1,645,848

Operating Income	257,970	252,859	456,127	409,727
Other Income and (Expense):
Allowance for equity funds used during construction	3,835	4,785	9,364	10,439
Interest income	3,868	4,001	8,042	7,569
Interest expense, net of amounts capitalized	(59,074)	(50,415)	(112,293)	(96,722)
Interest expense to affiliate trusts	(4,060)	(4,060)	(8,119)	(8,119)
Other income (expense), net	(728)	(1,032)	(9,733)	(3,837)

Total other income and (expense)	(56,159)	(46,721)	(112,739)	(90,670)

Earnings Before Income Taxes	201,811	206,138	343,388	319,057
Income taxes	77,634	78,573	130,997	92,018

Net Income	124,177	127,565	212,391	227,039
Dividends on Preferred Stock	6,072	6,072	12,144	12,144

Net Income After Dividends on Preferred Stock	$118,105	$121,493	$200,247	$214,895

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$118,105	$121,493	$200,247	$214,895
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $910, $(4,490), $2,383, and $(5,203), respectively	1,497	(7,386)	3,920	(8,558)
Reclassification adjustment for amounts included in net income, net of tax of $(1,009), $(347), $(2,015), and $(281), respectively	(1,660)	(569)	(3,314)	(461)

COMPREHENSIVE INCOME	$117,942	$113,538	$200,853	$205,876

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$212,391	$227,039
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	257,676	247,403
Deferred income taxes and investment tax credits, net	(6,511)	17,335
Deferred revenues	(599)	(6,689)
Allowance for equity funds used during construction	(9,364)	(10,439)
Pension, postretirement, and other employee benefits	(3,134)	(5,973)
Stock option expense	4,002	—
Tax benefit of stock options	184	13,373
Hedge settlements	18,006	(21,445)
Storm damage accounting order	—	45,000
Other, net	(20,864)	(10,632)
Changes in certain current assets and liabilities —
Receivables	33,917	(41,345)
Fossil fuel stock	(33,100)	(61,777)
Materials and supplies	(2)	(5,975)
Other current assets	(6,877)	6,086
Accounts payable	(156,487)	(92,512)
Accrued taxes	41,031	(11,344)
Accrued compensation	(53,489)	(29,589)
Other current liabilities	23,924	26,527

Net cash provided from operating activities	300,704	285,043

Investing Activities:
Property additions	(416,892)	(365,016)
Nuclear decommisioning trust fund purchases	(143,829)	(119,588)
Nuclear decommisioning trust fund sales	143,829	119,588
Cost of removal net of salvage	(22,296)	(25,453)
Other	(14,547)	(4,934)

Net cash used for investing activities	(453,735)	(395,403)

Financing Activities:
Decrease in notes payable, net	(315,278)	—
Proceeds —
Common stock issued to parent	40,000	40,000
Senior notes	950,000	250,000
Gross excess tax benefit of stock options	368	—
Redemptions —
Pollution control bonds	(2,950)	—
Senior notes	(196,500)	—
Payment of preferred stock dividends	(12,140)	(10,815)
Payment of common stock dividends	(220,300)	(204,950)
Other	(21,866)	(2,438)

Net cash provided from financing activities	221,334	71,797

Net Change in Cash and Cash Equivalents	68,303	(38,563)
Cash and Cash Equivalents at Beginning of Period	22,472	79,711

Cash and Cash Equivalents at End of Period	$90,775	$41,148

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3,988 and $4,133 capitalized for 2006 and 2005, respectively)	$127,055	$81,932
Income taxes (net of refunds)	$122,089	$84,604
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$90,775	$22,472
Receivables —
Customer accounts receivable	322,304	275,702
Unbilled revenues	110,969	95,039
Under recovered regulatory clause revenues	104,956	132,139
Other accounts and notes receivable	48,339	50,008
Affiliated companies	21,192	77,304
Accumulated provision for uncollectible accounts	(7,753)	(7,560)
Fossil fuel stock, at average cost	150,715	102,420
Vacation pay	45,094	44,893
Materials and supplies, at average cost	229,955	244,417
Prepaid expenses	79,341	58,845
Other regulatory assets	66,571	43,621
Other	19,435	54,885

Total current assets	1,281,893	1,194,185

Property, Plant, and Equipment:
In service	15,774,064	15,300,346
Less accumulated provision for depreciation	5,483,598	5,313,731

	10,290,466	9,986,615
Nuclear fuel, at amortized cost	116,766	127,199
Construction work in progress	359,731	469,018

Total property, plant, and equipment	10,766,963	10,582,832

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	47,561	46,913
Nuclear decommissioning trusts, at fair value	473,097	466,963
Other	40,608	41,457

Total other property and investments	561,266	555,333

Deferred Charges and Other Assets:
Deferred charges related to income taxes	381,355	388,634
Prepaid pension costs	527,141	515,281
Deferred under recovered regulatory clause revenues	194,640	186,864
Other regulatory assets	104,894	122,378
Other	160,670	144,400

Total deferred charges and other assets	1,368,700	1,357,557

Total Assets	$13,978,822	$13,689,907

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$518,674	$546,645
Notes payable	—	315,278
Accounts payable —
Affiliated	164,624	190,744
Other	150,727	266,174
Customer deposits	60,609	56,709
Accrued taxes —
Income taxes	21,619	63,844
Other	73,533	31,692
Accrued interest	55,808	46,018
Accrued vacation pay	37,646	37,646
Accrued compensation	39,295	92,784
Other	78,117	72,991

Total current liabilities	1,200,652	1,720,525

Long-term Debt	4,335,465	3,560,186

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,100,519	2,070,746
Deferred credits related to income taxes	99,810	101,678
Accumulated deferred investment tax credits	192,583	196,585
Employee benefit obligations	221,993	208,663
Asset retirement obligations	458,753	446,268
Other cost of removal obligations	588,050	600,104
Other regulatory liabilities	161,452	194,135
Other	27,293	23,966

Total deferred credits and other liabilities	3,850,453	3,842,145

Total Liabilities	9,695,849	9,432,135

Preferred Stock	465,046	465,046

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — June 30, 2006: 25,000,000 shares
— December 31, 2005: 15,000,000 shares
Outstanding — June 30, 2006: 10,250,000 shares
— December 31, 2005: 9,250,000 shares	410,000	370,000
Paid-in capital	1,999,700	1,995,056
Retained earnings	1,419,095	1,439,144
Accumulated other comprehensive loss	(10,868)	(11,474)

Total common stockholder’s equity	3,817,927	3,792,726

Total Liabilities and Stockholder’s Equity	$13,978,822	$13,689,907

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs related to growing demand and increasingly stringent environmental standards.
     Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Alabama Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2006 was $118.1 million and $200.2 million, respectively, compared to $121.5 million and $214.9 million, respectively, for the corresponding periods of 2005. Earnings in the second quarter 2006 decreased by $3.4 million, or 2.8%, and earnings year-to-date 2006 decreased by $14.7 million, or 6.8%. Excluding the offsetting natural disaster reserve impacts recorded in the first quarter 2005 (see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K), the decrease in year-to-date earnings was primarily due to increases in other operations expense, interest expense, and depreciation and amortization expense and the consent decree agreement with the EPA (as described in “Other income (expense), net” below). These increases in expense were partially offset by an increase in retail base-rate revenues due to favorable weather conditions during 2006 and a 1.2% increase in retail rates that took effect January 1, 2006 under Alabama Power’s environmental rate order approved by the Alabama PSC. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$163,488	18.9	$256,611	16.3
Sales for resale-non-affiliates	25,730	19.7	57,670	23.5
Sales for resale-affiliates	(21,836)	(45.6)	(49,807)	(32.1)
Fuel expense	95,848	29.6	137,795	22.1
Purchased power-non-affiliates	(1,698)	(4.9)	(3,478)	(6.0)
Purchased power-affiliates	27,586	44.9	35,953	32.7
Other operations expense	7,072	4.2	29,795	9.5
Maintenance expense	16,089	19.9	2,035	1.0
Depreciation and amortization	11,276	11.2	12,647	6.0
Interest expense, net of amounts capitalized.	8,659	17.2	15,571	16.1
Other income (expense), net	304	29.5	(5,896)	(153.7)
Income taxes	(939)	(1.2)	38,979	42.4
     Retail revenues. The chart below reflects the primary drivers of the 18.9% increase in retail revenues in the second quarter 2006 compared to the same period in the prior year and the 16.3% increase in retail revenues year-to-date compared to the corresponding period in 2005. Energy and other cost recovery revenues which include the recovery of costs associated with fuel, purchased power and PPAs certified by the Alabama PSC, and revenues associated with the replenishment of Alabama Power’s natural disaster reserve, generally do not affect net income. Excluding these revenues, retail revenues increased by $30.0 million, or 5.2%, for the second quarter 2006 and $62 million, or 5.6%, year-to-date 2006 when compared to the corresponding periods in 2005. These increases were primarily due to a 4.0% increase and a 2.6% increase in KWH energy sales for the second quarter and year-to-date 2006 when compared to corresponding periods in 2005, as well as the retail rate increase implemented in January 2006 to recover environmental costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters –Rate CNP” in Item 8 of the Form 10-K. KWH energy sales to residential and commercial customers increased 10.7% and 4.9%, respectively, for the second quarter 2006 and increased 6.0% and 3.5%, respectively, year-to-date 2006 when compared to the corresponding periods in 2005 due to favorable weather conditions. KWH energy sales to industrial customers decreased 1.0% for the second quarter 2006 and decreased 0.3% year-to-date 2006 when compared to the corresponding periods of 2005 as a result of decreased sales demand in the textile and chemical sectors.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail – prior year	$863		$1,572
Change in —
Base rates	9	1.0	19	1.2
Sales growth	(4)	(0.5)	19	1.2
Weather	25	2.9	24	1.5
Energy cost recovery	119	13.8	169	10.7
Other cost recovery	15	1.7	26	1.7

Retail – current year	$1,027	18.9%	$1,829	16.3%

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — non-affiliates. Energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the second quarter 2006, revenues from sales for resale to non-affiliates increased $25.7 million when compared to the same period in 2005 primarily due to a 7.7% increase in price and an 11.2% increase in KWH sales. Year-to-date 2006, revenues from sales for resale to non-affiliates increased $57.7 million primarily due to a 20.2% increase in price while KWH sales remained relatively flat. The 2006 price increases are generally the result of increased costs for both coal and natural gas. These transactions did not have a significant impact on earnings since energy is usually sold at variable cost.
     Sales for resale — affiliates. Energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. In the second quarter 2006, revenues from sales for resale to affiliates decreased $21.8 million when compared to the same period in 2005 primarily due to a 51.7% decrease in KWH sales to affiliates offset by a 12.8% increase in price. Year-to-date 2006, revenues from sales for resale to affiliates decreased $49.8 million due to a 35.9% decrease in KWH sales to affiliates offset by a 5.9% increase in price. These decreases in revenues from sales to affiliates are a result of a decrease in availability of Alabama Power’s generating resources for such sales due to increased KWH sales growth in Alabama Power’s service territory during 2006. These transactions did not have a significant impact on earnings since energy is generally sold at marginal cost.
     Fuel expense, purchased power — non-affiliates, and purchased power – affiliates. Total fuel and purchased power expense increased $121.7 million in the second quarter 2006 and $170.3 million year-to-date 2006 when compared to the corresponding periods in 2005. These increases are due to $74.8 million and $156.2 million increases in the cost of fuel, respectively, and $46.9 million and $14.1 million increases related to greater KWHs generated and purchased, respectively. Details of the individual components follow.
Fuel expense was $95.8 million higher in the second quarter of 2006 when compared to the corresponding period in 2005 due to a 26.6% increase in natural gas prices, a 12.0% increase in the average cost of coal, and a 3.9% increase in overall generation from Alabama Power-owned facilities. The year-to-date 2006 increase in fuel expense of $137.8 million is mainly due to a 27.6% increase in natural gas prices and a 14.4% increase in the average cost of coal. Overall generation from Alabama Power-owned facilities remained relatively flat for the first six months of 2006 compared to 2005. These transactions did not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Purchased power from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system generated energy, demand for energy within the service territory, and availability of Southern Company system generation. Year-to-date 2006, purchased power from non-affiliates decreased $3.5 million when compared to the same period in 2005 mainly due to a 14.0% decrease in energy purchased partially offset by a 9.3% increase in price. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. Purchased power from affiliates increased $27.6 million in the second quarter 2006 compared to the same period in 2005 due to a 44.8% increase in the amount of energy purchased as a result of increased demand within Alabama Power’s service territory. Year-to-date 2006, purchased power

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
from affiliates increased $36.0 million when compared to the same period in 2005 mainly due to a 24.2% increase in the amount of energy purchased as a result of increased demand and a 6.9% increase in price primarily resulting from increased fuel costs. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Other operations expense. The year-to-date 2006 increase in other operations expense of $29.8 million is primarily due to an $11.8 million increase in administrative and general expenses chiefly related to a $6.0 million increase in outside service expenses and a $4.1 million increase in employee benefits. In addition, year-to-date 2006 other operations expense increased due to a $4.3 million increase in steam power expenses related primarily to engineering and supervision charges and rent expense, a $4.3 million increase in nuclear power expenses related to regulatory fees and labor costs, a $2.9 million increase in transmission expense associated with external electric purchases and system planning, and a $1.9 million increase in distribution expenses related to engineering and supervision charges.
     Maintenance expense. Maintenance expense increased $16.1 million for the second quarter 2006 when compared to the same period in 2005 due to a $14.3 million increase in transmission and distribution expenses primarily associated with the 2006 natural disaster reserve accrual and amortization of deferred storm expense. Year-to-date 2006, maintenance expense only increased $2.0 million when compared to the same period in 2005 primarily due to the recording of $45 million additional transmission and distribution expense in 2005 as a result of the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Natural Disaster Cost Recovery” in Item 8 of the Form 10-K. Excluding the natural disaster reserve impacts of the 2005 accounting order, maintenance expense increased $47.0 million year-to-date 2006 when compared to the same period in 2005. This increase was due to a $28.2 million increase in transmission and distribution expenses primarily associated with the 2006 natural disaster reserve accrual, amortization of deferred storm expense, and maintenance of station equipment, and an $8.6 million increase in steam expense associated with outage maintenance cost at various coal-fired facilities. In addition, nuclear power maintenance expense increased $5.1 million, administrative and general maintenance expense increased $2.2 million, other power generation maintenance expense increased $2.0 million, and hydro maintenance expense increased $1.0 million.
     Depreciation and amortization. The increases of $11.3 million and $12.6 million in depreciation and amortization expense for the second quarter and year-to-date 2006, respectively, when compared to the same periods in 2005 are primarily attributed to an increase in the 2006 property, plant, and equipment related to steam and distribution capital projects.
     Interest expense, net of amounts capitalized. The increases of $8.7 million and $15.6 million in interest expense, net of amounts capitalized for the second quarter and year-to-date 2006, respectively, when compared to the same periods in 2005 are primarily due to a $426 million increase of long-term debt outstanding at June 30, 2006 when compared to June 30, 2005. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein.
     Other income (expense), net. Year-to-date 2006, other income, net decreased $5.9 million when compared to year-to-date 2005 mainly due to the consent decree entered into in June 2006 with the EPA in the NSR litigation. See FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Litigation” and Note (B) to the Condensed Financial Statements herein for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income taxes. Year-to-date 2006, income tax expense increased $39.0 million when compared to the corresponding period in 2005. In accordance with the Alabama PSC accounting order described above under “Maintenance expense,” Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers in 2005. The remainder of the increase in income tax expense for year-to-date 2006 compared to the same period in 2005 primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order in 2005. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree requires Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On May 31,

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2006, Alabama Power filed a motion for summary judgment and entry of a final order on claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The final resolution of these claims is dependent on further court action and subject to possible appeals and, therefore, cannot be determined at this time.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Alabama Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 of the Form 10-K for additional information.
Birmingham Area Eight-Hour Ozone Attainment Redesignation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding non-attainment designations for the eight-hour ozone air quality standard. On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to redesignate the Birmingham eight-hour ozone non-attainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Alabama Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $4 million for Alabama Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Alabama Power through June 30, 2006 is not expected to exceed $11.6 million, of which $3.4 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Alabama Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of June 30, 2006 totaled $278.0 million as compared to $285.1 million at December 31, 2005. Alabama Power increased its fuel billing factor in January 2006 in accordance with Rate ECR. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
New Accounting Standards
Stock Options
On January 1, 2006, Alabama Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Alabama Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Alabama Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Alabama Power is currently assessing the impact of FIN 48. The impact on Alabama Power’s financial statements has not yet been determined.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at June 30, 2006. Net cash flows from operating activities totaled $300.7 million for the first six months of 2006, compared to $285.0 million for the first six months of 2005. The $15.7 million increase in the first six months of 2006 relates to a decrease in under recovered fuel cost receivable due to higher recovery rates, favorable financial hedge settlements, and an increase in the accrued tax liability. These positive changes were partially offset by a decrease in accounts payable resulting from increased expenditures accrued in the fourth quarter 2005 that were paid in the first quarter 2006 and a decrease in deferred income tax expense. The changes in the accrued tax liability and deferred income tax expense are due to the reversal of prior favorable timing differences. Property additions to utility plant were $416.9 million in the first six months of 2006 and are included in the balance sheets herein.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. In the second quarter, Alabama Power renewed railcar leases representing 33% of the total railcar fleet. These leases have an estimated minimum rental commitment of $27 million over the additional four-year term and contain residual value guarantees with a potential maximum obligation of $49 million. Approximately $519 million will be required through June 30, 2007 for redemptions and maturities of long-term debt.
     Alabama Power has entered into three new contracts for the purchase of uranium concentrates and uranium enrichment services at Plant Farley that result in additional obligations of approximately $23 million in 2007 through 2008, $34 million in 2009 through 2010, and $64 million thereafter. These costs are expected to be recovered through Alabama Power’s fuel cost recovery clause. See Note 7 to the financial statements of Alabama Power under “Fuel Commitments” in Item 8 of the Form 10-K for additional information.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type, and timing of any future financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2006 approximately $91 million of cash and cash equivalents, unused committed lines of credit of approximately $865 million, and an extendible commercial note program. Subsequent to June 30, 2006, Alabama Power has modified and replaced certain committed lines of credit and the unused committed lines currently total approximately $964 million (including $563 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds). Of the current credit facilities, $364 million will expire at various times in 2006 and 2007 (of which $201 million allow for one-year term loans). The remaining $600 million of credit facilities expire in 2011. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At June 30, 2006, Alabama Power had no commercial paper, bank notes, or extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Southern Company power pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Alabama Power’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC.
     The fair value of derivative energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(22,448)	$28,978
Contracts realized or settled	13,580	7,664
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(20,806)	(66,316)

Contracts at June 30, 2006	$(29,674)	$(29,674)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of June 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(29,795)	$(30,375)	$580
External sources	121	121	—
Models and other methods	—	—	—

Contracts at June 30, 2006	$(29,674)	$(30,254)	$580

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Alabama Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power’s fuel cost recovery clause. Certain other energy related derivatives, designated as hedges, are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At June 30, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(29,731)
Accumulated other comprehensive income	121
Net income	(64)

Total fair value loss	$(29,674)

     Unrealized pre-tax gains (losses) on energy contracts recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Alabama Power issued a total of $800 million of senior notes in the first quarter of 2006. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Alabama Power settled interest rate swaps related to the transactions at a gain of $18 million, which was recorded in other comprehensive income. The gain will be amortized to interest expense over a 10-year period. Also in the first quarter 2006, $170 million in aggregate principal amount of Series U 2.65% Senior Notes matured.
     In April 2006, $26.5 million in aggregate principal amount of Series W Senior Notes matured.
     In May 2006, Alabama Power redeemed $2.95 million of The Industrial Development Board of the Town of Parish (Alabama) 5 1/2% Pollution Control Revenue Refunding Bonds, Series 1994 (Alabama Power Company Project) due January 1, 2024 issued for the benefit of Alabama Power.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In June 2006, Alabama Power issued $150 million of Series JJ 6.375% Senior Notes due June 15, 2046. The proceeds from this issuance were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities.
     Also in June 2006, Alabama Power issued a total of 1,000,000 shares of common stock to Southern Company at $40.00 a share ($40 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
     In June 2006, Alabama Power entered into a series of interest rate derivatives designed to hedge interest rate risk of anticipated senior note issuances in late 2007. Alabama Power utilized collar transactions with a notional amount of $200 million. See Note (F) to the Condensed Financial Statements herein for further details.
     In June 2006, Alabama Power satisfied and discharged its first mortgage bond indenture. As a result, there are no longer any first mortgage bond liens on Alabama Power’s fixed property and franchises.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,420,762	$1,227,087	$2,687,718	$2,412,323
Sales for resale —
Non-affiliates	132,557	126,000	265,921	238,852
Affiliates	85,674	54,743	120,616	80,374
Other revenues	59,745	51,358	111,932	98,069

Total operating revenues	1,698,738	1,459,188	3,186,187	2,829,618

Operating Expenses:
Fuel	556,691	412,050	991,465	721,316
Purchased power —
Non-affiliates	82,321	64,523	138,876	117,497
Affiliates	145,518	140,800	336,037	360,804
Other operations	226,256	223,471	444,976	425,550
Maintenance	119,876	123,575	239,176	240,225
Depreciation and amortization	117,590	124,999	235,447	248,099
Taxes other than income taxes	68,945	58,648	136,090	119,407

Total operating expenses	1,317,197	1,148,066	2,522,067	2,232,898

Operating Income	381,541	311,122	664,120	596,720
Other Income and (Expense):
Allowance for equity funds used during construction	6,338	7,935	12,123	17,192
Interest income	199	31	515	502
Interest expense, net of amounts capitalized	(61,322)	(55,174)	(121,529)	(105,594)
Interest expense to affiliate trusts	(14,877)	(14,877)	(29,755)	(29,755)
Other income (expense), net	3,370	2,821	2,376	(21)

Total other income and (expense)	(66,292)	(59,264)	(136,270)	(117,676)

Earnings Before Income Taxes	315,249	251,858	527,850	479,044
Income taxes	119,059	94,140	199,003	178,794

Net Income	196,190	157,718	328,847	300,250
Dividends on Preferred Stock	—	167	1,010	335

Net Income After Dividends on Preferred Stock	$196,190	$157,551	$327,837	$299,915

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$196,190	$157,551	$327,837	$299,915
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(66), $28, $(163), and $103, respectively	(103)	46	(258)	164
Changes in fair value of qualifying hedges, net of tax of $6,026, $(7,260), $11,241, and $(5,890), respectively	9,554	(11,510)	17,821	(9,338)
Reclassification adjustment for amounts included in net income, net of tax of $(58), $345, $52, and $521, respectively	(93)	246	82	526

COMPREHENSIVE INCOME	$205,548	$146,333	$345,482	$291,267

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$328,847	$300,250
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	276,048	292,447
Deferred income taxes and investment tax credits	13,433	89,724
Deferred expenses — affiliates	18,717	20,302
Allowance for equity funds used during construction	(12,123)	(17,192)
Pension, postretirement, and other employee benefits	(1,225)	5,318
Stock option expense	4,330	—
Tax benefit of stock options	282	10,854
Other, net	8,447	(12,437)
Changes in certain current assets and liabilities —
Receivables	(89,773)	(247,466)
Fossil fuel stock	(80,881)	(23,692)
Materials and supplies	(28,885)	(16,024)
Prepaid income taxes	61,519	17,892
Other current assets	(11,520)	(3,837)
Accounts payable	(128,890)	(59,236)
Accrued taxes	38,209	43,098
Accrued compensation	(83,215)	(64,952)
Other current liabilities	6,382	22,357

Net cash provided from operating activities	319,702	357,406

Investing Activities:
Property additions	(448,857)	(381,191)
Nuclear decommissioning trust fund purchases	(241,021)	(205,261)
Nuclear decommissioning trust fund sales	234,141	196,562
Cost of removal net of salvage	(10,658)	(10,359)
Change in construction payables, net of joint owner portion	(7,136)	(39,400)
Other	(1,963)	6,126

Net cash used for investing activities	(475,494)	(433,523)

Financing Activities:
Increase in notes payable, net	389,817	171,669
Proceeds —
Senior notes	—	375,000
Capital contributions from parent company	232,328	100,000
Pollution control bonds	10,125	185,000
Gross excess tax benefit of stock options	611	—
Redemptions —
Senior notes	(150,000)	(300,000)
Pollution control bonds	(10,125)	(85,000)
Preferred stock	(14,569)	—
Special deposit — redemption funds	—	(100,000)
Payment of preferred stock dividends	(12)	(211)
Payment of common stock dividends	(301,250)	(278,050)
Other	(347)	(16,494)

Net cash provided from financing activities	156,578	51,914

Net Change in Cash and Cash Equivalents	786	(24,203)
Cash and Cash Equivalents at Beginning of Period	10,636	33,497

Cash and Cash Equivalents at End of Period	$11,422	$9,294

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4,904 and $6,996 capitalized for 2006 and 2005, respectively)	$157,809	$123,323
Income taxes (net of refunds)	$26,441	$3,310
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)

Current Assets:
Cash and cash equivalents	$11,422	$10,636
Receivables —
Customer accounts receivable	416,118	418,154
Unbilled revenues	176,184	141,875
Under recovered regulatory clause revenues	372,587	454,683
Other accounts and notes receivable	85,136	110,397
Affiliated companies	55,814	84,597
Accumulated provision for uncollectible accounts	(8,521)	(8,647)
Fossil fuel stock, at average cost	262,620	181,739
Vacation pay	59,646	59,190
Materials and supplies, at average cost	352,866	323,908
Prepaid expenses	13,973	70,825
Other	101,087	50,248

Total current assets	1,898,932	1,897,605

Property, Plant, and Equipment:
In service	19,957,393	19,603,249
Less accumulated provision for depreciation	7,775,166	7,575,926

	12,182,227	12,027,323
Nuclear fuel, at amortized cost	148,604	134,798
Construction work in progress	599,874	563,155

Total property, plant, and equipment	12,930,705	12,725,276

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	68,470	68,188
Nuclear decommissioning trusts, at fair value	499,868	486,591
Other	70,800	71,468

Total other property and investments	639,138	626,247

Deferred Charges and Other Assets:
Deferred charges related to income taxes	497,775	500,882
Prepaid pension costs	487,462	476,458
Deferred under recovered regulatory clause revenues	477,611	295,116
Other regulatory assets	330,752	330,483
Other	174,519	195,716

Total deferred charges and other assets	1,968,119	1,798,655

Total Assets	$17,436,894	$17,047,783

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)

Current Liabilities:
Securities due within one year	$2,822	$167,317
Notes payable	657,559	267,743
Accounts payable —
Affiliated	207,585	285,019
Other	292,313	360,455
Customer deposits	140,292	129,293
Accrued taxes —
Income taxes	313,302	150,896
Other	146,254	204,778
Accrued interest	74,533	88,885
Accrued vacation pay	45,692	45,602
Accrued compensation	55,416	137,303
Other	155,354	120,312

Total current liabilities	2,091,122	1,957,603

Long-term Debt	4,177,916	4,179,218

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,693,006	2,730,303
Deferred credits related to income taxes	153,196	158,759
Accumulated deferred investment tax credits	281,581	287,726
Employee benefit obligations	379,656	358,137
Asset retirement obligations	647,003	627,465
Other cost of removal obligations	403,322	404,614
Other regulatory liabilities	78,709	97,015
Other	65,992	63,335

Total deferred credits and other liabilities	4,702,465	4,727,354

Total Liabilities	11,940,576	11,833,248

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — June 30, 2006: 20,000,000 shares — December 31, 2005: 15,000,000 shares
Outstanding - 7,761,500 shares	344,250	344,250
Paid-in capital	2,880,563	2,643,012
Retained earnings	2,288,285	2,261,698
Accumulated other comprehensive loss	(16,780)	(34,425)

Total common stockholder’s equity	5,496,318	5,214,535

Total Liabilities and Stockholder’s Equity	$17,436,894	$17,047,783

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs rose significantly during 2005 and the first half of 2006. Georgia Power has received a Georgia PSC order to increase its fuel recovery rate effective July 1, 2006 and will continue to work with the Georgia PSC to enable the timely recovery of these costs.
     Effective July 1, 2006, Savannah Electric was merged into Georgia Power. Prior to the merger, Southern Company was the sole common shareholder of both Georgia Power and Savannah Electric. At the time of the merger, each outstanding share of Savannah Electric common stock was cancelled and Southern Company was issued an additional 1,500,000 shares of Georgia Power common stock, no par value per share. In addition, at the time of the merger, each outstanding share of Savannah Electric’s preferred stock was cancelled and converted into the right to receive one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share, resulting in the issuance by Georgia Power of 1,800,000 shares of such Class A Preferred Stock in July 2006. Following completion of the merger, the outstanding capital stock of Georgia Power consists of 9,261,500 shares of common stock, all of which are held by Southern Company, and 1,800,000 shares of preferred stock. Georgia Power will account for the merger in a manner similar to a pooling of interests, and Georgia Power’s financial statements will reflect the merger effective July 1, 2006.
     Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Georgia Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2006 was $196.2 million and $327.8 million, respectively, compared to $157.6 million and $299.9 million, respectively, for the corresponding periods in 2005. The $38.6 million, or 24.5%, increase and $27.9 million, or 9.3%, increase in the second quarter and year-to-date 2006, respectively, over the corresponding periods in 2005 are primarily attributed to higher base retail revenues and wholesale non-fuel revenues, partially offset by higher non-fuel operating expenses and higher financing costs.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase(Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$193,675	15.8	$275,395	11.4
Sales for resale – non-affiliates	6,557	5.2	27,069	11.3
Sales for resale – affiliates	30,931	56.5	40,242	50.1
Other revenues	8,387	16.3	13,863	14.1
Fuel expense	144,641	35.1	270,149	37.5
Purchased power expense – non-affiliates	17,798	27.6	21,379	18.2
Purchased power expense – affiliates	4,718	3.4	(24,767)	(6.9)
Depreciation and amortization	(7,409)	(5.9)	(12,652)	(5.1)
Taxes other than income taxes	10,297	17.6	16,683	14.0
Allowance for equity funds used during construction	(1,597)	(20.1)	(5,069)	(29.5)
Interest expense, net of amounts capitalized	6,148	11.1	15,935	15.1
     Retail revenues. The chart below reflects the primary drivers of the 15.8% and 11.4% increases in retail revenues in the second quarter and year-to-date 2006, respectively, compared to the same periods in the prior year. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $57.2 million, or 6.9%, and $63.5 million, or 4.0%, in the second quarter and year-to-date 2006, respectively, compared to the corresponding periods in 2005, primarily due to customer growth of 2.0%, more favorable weather and sustained economic growth. In the second quarter 2006, KWH energy sales to residential, commercial, and industrial customers increased by 11.9%, 5.5%, and 0.9%, respectively, which resulted in total KWH energy sales increasing 5.6%. Year-to-date KWH energy sales to residential and commercial customers increased 7.1% and 4.9%, respectively, while KWH energy sales to industrial customers decreased by 1.0%. The decrease in KWH energy sales to industrial customers was primarily the result of a 1.7% decrease in industrial customers resulting from the reclassification of customers from industrial to commercial when compared to the same period in 2005.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail – prior year	$1,227		$2,412
Change in —
Base rates	—	—	—	—
Sales growth	35	2.8	47	1.9
Weather	22	1.8	17	0.7
Fuel cost recovery	137	11.2	212	8.8

Retail – current year	$1,421	15.8%	$2,688	11.4%

     Sales for resale — non-affiliates. Energy revenues from sales for resale to non-affiliates increased in the second quarter and year-to-date 2006 when compared to the same periods in 2005 as a result of 4.6% and 3.4% increases in the demand for KWH energy sales, respectively. In addition, for year-to-date 2006, $10.4 million in higher costs for sulfur dioxide emission allowances increased the price for these sales. Energy sales do not have a significant impact on earnings since energy is usually sold at variable cost. The capacity component of these transactions remained relatively constant in the second quarter and year-to-date 2006 when compared to the corresponding periods in 2005.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — affiliates. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost. In the second quarter and year-to-date 2006, revenues from sales for resale increased primarily due to 39.3% and 37.0% increases in KWH sales, respectively, due to the lower cost of Georgia Power-owned generation compared to its affiliates as well as higher fuel costs.
     Other revenues. During the second quarter and year-to-date 2006, other revenues increased when compared with the same periods in 2005 primarily due to increased transmission revenues of $7.0 million and $11.1 million, respectively, related to work performed for the other owners of the integrated transmission system in the State of Georgia and higher outdoor lighting revenues of $1.6 million and $3.0 million, respectively, due to a 6.0% increase in customers.
     Fuel expense and purchased power expense. Fuel expense and purchased power expense together increased $167.2 million in the second quarter and $266.8 million year-to-date 2006 when compared to the same periods in the prior year due to $95.8 million and $232.8 million increases in the cost of fuel, respectively, and $71.4 million and $34.0 million increases related to more KWHs generated and purchased, respectively. Details of the individual components follow.
Fuel expense in the second quarter and year-to-date 2006 increased $144.6 million and $270.1 million, respectively, when compared to the same periods in 2005 primarily due to an increase in the average cost of fuel per net KWH generated of 22.2% and 24.7%, respectively, due to higher coal and natural gas prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” and Note (H) to the Condensed Financial Statements herein for additional information.
Purchased power from affiliates increased in the second quarter 2006 mainly due to a 15.2% increase in KWH to meet higher demand when compared to the same period in 2005. Purchased power from affiliates decreased year-to-date 2006 due to a 10.6% decrease in KWH due to the lower cost of Georgia Power-owned generation compared to its affiliates, partially offset by an increase of 12.0% in the average cost of purchased power per net KWH when compared to the corresponding period in 2005. Energy purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These purchases are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since the energy purchases are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
Purchased power expense — non-affiliates increased 27.6% and 18.2%, respectively, during the second quarter and year-to-date 2006 due to higher demand of 27.2% and 9.3%, respectively, as a result of the warmer weather and 0.2% and 7.9% increases in the average cost of purchased power per net KWH when compared to the corresponding periods in 2005. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
     Depreciation and amortization expense. Depreciation and amortization expense in the second quarter and year-to-date 2006 was lower compared to the corresponding periods in 2005. These decreases resulted primarily from the amortization of a regulatory liability related to the inclusion of new certified PPAs in retail rates on a levelized basis as ordered by the Georgia PSC under the terms of the retail order effective January 1, 2005.
     Taxes other than income taxes. Taxes other than income taxes increased 17.6% and 14.0% in the second quarter and year-to-date 2006, respectively, as a result of higher property taxes of $5.2 million and $9.4 million, respectively, due to an increase in property values and higher municipal gross receipts taxes of $4.5 million and $7.4 million, respectively, as a result of increased sales when compared to the corresponding periods in 2005.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Allowance for equity funds used during construction. The 20.1% and 29.5% decreases in the allowance for equity funds used during construction in the second quarter and year-to-date 2006 when compared to the second quarter and year-to-date 2005 are attributed to completion of the McIntosh combined cycle units 10 and 11 which were placed in service in June 2005.
     Interest expense, net of amounts capitalized. During the second quarter and year-to-date 2006, interest expense, net of amounts capitalized increased 11.1% and 15.1%, respectively, when compared to the corresponding periods in 2005 due to the issuance of additional senior notes in 2005 and generally higher interest rates on variable rate debt and commercial paper.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Georgia Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 of the Form 10-K for additional information.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Matters — Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Georgia Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $5.4 million for Georgia Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Georgia Power through June 30, 2006 is not expected to exceed $14.1 million, of which $4.1 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Georgia Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Intercompany Interchange Contract” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
On March 17, 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006. On June 15, 2006, the Georgia PSC ruled on the combined request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The Georgia PSC order provided for a combined ongoing fuel forecast but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs as of June 30, 2006 are to be recovered over 35 months for customers in the former Georgia Power territory and over 41 months for customers in the former Savannah Electric territory. As of June 30, 2006, Georgia Power had an under recovered fuel balance of approximately $850 million and Savannah Electric had an under recovered fuel balance of $82 million. Such balances exceed the estimates used to determine the rates approved in the order for customers in the former Georgia Power territory and former Savannah Electric territory by $130 million and $4 million, respectively. The order also requires Georgia Power to file for a new fuel cost recovery rate, which would include a true-up of these balances, on a semi-annual basis, beginning September 30, 2006. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Merger
With respect to the merger between Georgia Power and Savannah Electric, which was completed on July 1, 2006, the Georgia PSC voted on June 15, 2006 to set the Merger Transition Adjustment (MTA) applicable to customers in the former Savannah Electric service territory so that the new fuel rate plus the MTA equals the applicable fuel rate paid by such customers as of June 30, 2006. Amounts collected under the MTA are being credited to customers in the former Georgia Power service territory through a Merger Transition Credit (MTC). The MTA and the MTC will be in effect until December 31, 2007, when Georgia Power’s base rates are scheduled to be adjusted.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters – Nuclear” in Item 7 of the Form 10-K for information on Georgia Power’s involvement in nuclear initiatives. As part of a potential expansion of Plant Vogtle, Georgia Power and Southern Nuclear Operating Company, Inc. have notified the NRC of their intent to apply for an early site permit (ESP) this year and a combined construction and operating license (COL) in 2008. Ownership agreements have been signed with each of the existing Plant Vogtle co-owners. In February 2006, Georgia Power filed a request with the Georgia PSC to establish an accounting order that would allow Georgia Power to defer for future recovery the ESP and COL costs, of which Georgia Power’s portion is estimated to total approximately $51 million over the next four years. On June 22, 2006, the Georgia PSC approved the request. At this point, no final decision has been made regarding actual construction. Any new generation resource must be certified by the Georgia PSC in a separate proceeding.
Other Matters
Georgia Power has entered into three PPAs for a total of approximately 1,000 MW annually from June 2009 through May 2024. These agreements are subject to certification by the Georgia PSC in accordance with the capacity needs identified in Georgia Power’s Integrated Resource Plan. These agreements satisfy approximately 550 MW of growth, replace an existing 450 MW agreement that expires in May 2009, and are expected to result in higher operating and maintenance expenses that will be subject to recovery through future base rates.
     On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. The plaintiffs are seeking overtime compensation for on-call time for the three-year period prior to the filing of the action, liquidated damages in an amount equal to unpaid overtime compensation they say they have been denied, declaratory and injunctive relief, and attorney’s fees and expenses of litigation. Georgia Power believes that it has complied with the provisions of the Fair Labor Standards Act and is vigorously defending itself in this action. The ultimate outcome of this matter cannot now be determined.
     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.
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
New Accounting Standards
Stock Options
On January 1, 2006, Georgia Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Georgia Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Georgia Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Georgia Power is currently assessing the impact of FIN 48. The impact on Georgia Power’s financial statements has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at June 30, 2006. Net cash flow from operating activities decreased $38 million for the first six months of 2006 compared to the same period in 2005. The decrease in 2006 is primarily the result of higher fuel inventories and an increase in under recovered deferred fuel costs. Year-to-date 2006, gross property additions were $473 million. These additions were primarily related to the construction of transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating and financing activities and capital contributions from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, lease obligations, purchase commitments, and trust funding requirements. Since December 31, 2005, Georgia Power entered into three PPAs that, subject to certification by the Georgia PSC, are expected to result in additional obligations of $55 million in 2009 through 2010 and $483 million thereafter. Approximately $3 million will be required by June 30, 2007 for redemptions and maturities of long-term debt.
     In addition, Georgia Power has entered into three new contracts for the purchase of uranium concentrates and uranium enrichment services at Plants Hatch and Vogtle that result in additional obligations of approximately $34 million in 2007 through 2008, $50 million in 2009 through 2010, and $63 million thereafter. These costs are expected to be recovered through Georgia Power’s fuel cost recovery clause. See Note 7 to the financial statements of Georgia Power under “Fuel Commitments” in Item 8 of the Form 10-K for additional information.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type and timing of any future financings, if needed, will depend on maintenance of adequate earnings, prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
     To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2006 approximately $11.4 million of cash and cash equivalents and $743 million of unused credit arrangements with banks, of which $390 million expire in 2007 and $353 million expire in 2010. Of the facilities that expire in 2007, $40 million contain provisions allowing two-year term loans executable at expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Subsequent to June 30, 2006, Georgia Power refinanced facilities totaling $710 million with an $870 million credit facility that expires in July 2011 which revised total unused credit arrangements to $903 million. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2006, Georgia Power had approximately $447.8 million of commercial paper, $59.8 million of extendible commercial notes, and $150 million of bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $248 million. Generally, collateral may be

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
provided for by a Southern Company guaranty, letter of credit, or cash. Georgia Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Alabama Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Georgia Power’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power has also implemented a fuel hedging program at the instruction of the Georgia PSC.
     The fair value of derivative energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(20,274)	$26,562
Contracts realized or settled	12,799	7,468
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(16,874)	(58,379)

Contracts at June 30, 2006	$(24,349)	$(24,349)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(24,500)	$(24,988)	$488
External sources	151	151	—
Models and other methods	—	—	—

Contracts at June 30, 2006	$(24,349)	$(24,837)	$488

     Unrealized gains and losses from mark to market adjustments on derivative contracts related to Georgia Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Georgia Power’s fuel cost recovery mechanism. Though June 30, 2006, Georgia Power was allowed to retain 25% of any net gains under an existing Georgia PSC order. In connection with the fuel cost recovery decision, effective July 1, 2006, the Georgia PSC ordered the suspension of the profit sharing framework related to the fuel hedging program. New profit sharing arrangements as well as other changes to the fuel hedging program are currently under development. Such changes are not expected to have a material impact on Georgia Power’s financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Fuel Hedging Program” in Item 8 of the Form 10-K for additional information. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At June 30, 2006, the fair value gain / (loss) of all derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(24,268)
Accumulated other comprehensive income	—
Net income	(81)

Total fair value loss	$(24,349)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In January 2006, all outstanding shares of the remaining issue of preferred stock were redeemed. In February 2006, Georgia Power redeemed $150 million of Series G 6.200% Senior Notes. Also during the first quarter, Georgia Power entered into two derivative transactions to reduce its exposure to interest rate risk. The transactions consisted of a hedge of an anticipated $150 million senior note issuance in 2006 and a hedge of an anticipated $225 million senior note issuance in 2007.
     In June 2006, Georgia Power incurred obligations in connection with the issuance of $10.1 million Auction Rate Pollution Control Revenue Bonds. The proceeds were used to defease and redeem in July 2006 a like amount of 5.25% Pollution Control Revenue Bonds. No other long-term securities were issued during the first six months of 2006.
     In July 2006, Georgia Power incurred obligations in connection with the issuance of $67 million 4.40% Pollution Control Revenue Bonds and $48.7 million 4.90% Pollution Control Revenue Bonds. Proceeds from the sales will be used for the legal defeasance and redemption in August 2006 of $67 million of 5.0% and $48.7 million of 5.25% Pollution Control Revenue Bonds.
     In connection with Savannah Electric’s merger into Georgia Power, all of Savannah Electric’s obligations under five series of senior notes outstanding at June 30, 2006, totaling $195 million, and the obligations related to three series of pollution control revenue bonds, totaling $18 million, were assumed by Georgia Power. Georgia Power also assumed Savannah Electric’s commercial paper and extendible commercial note obligations of $84 million.
     In addition, at the time of the merger, each of the 1,800,000 outstanding shares of Savannah Electric’s preferred stock was cancelled and converted into one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$245,656	$207,110	$424,973	$369,392
Sales for resale —
Non-affiliates	20,344	19,614	41,182	39,326
Affiliates	15,417	14,443	68,025	47,043
Other revenues	11,305	10,130	21,584	20,133

Total operating revenues	292,722	251,297	555,764	475,894

Operating Expenses:
Fuel	120,915	94,814	242,156	187,444
Purchased power —
Non-affiliates	4,531	4,958	9,327	10,066
Affiliates	15,137	10,829	22,127	16,841
Other operations	46,761	41,148	90,251	74,917
Maintenance	16,142	16,286	30,714	33,885
Depreciation and amortization	22,381	21,333	44,366	42,082
Taxes other than income taxes	19,793	17,776	38,682	35,277

Total operating expenses	245,660	207,144	477,623	400,512

Operating Income	47,062	44,153	78,141	75,382
Other Income and (Expense):
Interest income	769	444	1,550	699
Interest expense, net of amounts capitalized	(9,785)	(8,991)	(19,057)	(17,251)
Interest expense to affiliate trusts	(1,147)	(1,147)	(2,295)	(2,295)
Other income (expense), net	(347)	(160)	(897)	32

Total other income and (expense)	(10,510)	(9,854)	(20,699)	(18,815)

Earnings Before Income Taxes	36,552	34,299	57,442	56,567
Income taxes	13,689	12,787	21,352	20,355

Net Income	22,863	21,512	36,090	36,212
Dividends on Preferred and Preference Stock	825	54	1,650	108

Net Income After Dividends on Preferred and Preference Stock	$22,038	$21,458	$34,440	$36,104

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$22,038	$21,458	$34,440	$36,104
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(191) and $(191), respectively	(304)	—	(304)	—
Reclassification adjustment for amounts included in net income, net of tax of $32, $32, $63 and $63, respectively	50	49	100	100

COMPREHENSIVE INCOME	$21,784	$21,507	$34,236	$36,204

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$36,090	$36,212
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	47,115	45,007
Deferred income taxes	(9,061)	(2,553)
Pension, postretirement, and other employee benefits	1,480	1,123
Stock option expense	745	—
Tax benefit of stock options	68	2,659
Other, net	1,429	(2,151)
Changes in certain current assets and liabilities —
Receivables	(9,935)	(2,134)
Fossil fuel stock	(11,273)	(17,991)
Materials and supplies	(15,973)	1,270
Prepaid income taxes	1,446	4,019
Property damage cost recovery	11,765	6,462
Other current assets	926	6,282
Accounts payable	7,865	(38,761)
Accrued taxes	17,204	6,256
Accrued compensation	(12,897)	(7,837)
Other current liabilities	6,282	7,987

Net cash provided from operating activities	73,276	45,850

Investing Activities:
Property additions	(73,761)	(70,701)
Cost of removal net of salvage	(2,159)	(2,668)
Construction payables	(5,704)	(14,421)
Other	(9,404)	89

Net cash used for investing activities	(91,028)	(87,701)

Financing Activities:
Increase in notes payable, net	48,310	13,710
Proceeds —
Capital contributions from parent company	21,140	—
Gross excess tax benefit of stock options	167	—
Redemptions — Pollution control bonds	(12,075)	—
Payment of preferred and preference stock dividends	(1,650)	(108)
Payment of common stock dividends	(35,150)	(34,200)
Other	(1,190)	(270)

Net cash provided from (used for) financing activities	19,552	(20,868)

Net Change in Cash and Cash Equivalents	1,800	(62,719)
Cash and Cash Equivalents at Beginning of Period	3,847	64,829

Cash and Cash Equivalents at End of Period	$5,647	$2,110

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12 and $454 capitalized for 2006 and 2005, respectively)	$17,175	$17,814
Income taxes (net of refunds)	$16,984	$14,419
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$5,647	$3,847
Receivables —
Customer accounts receivable	67,023	51,567
Unbilled revenues	50,895	39,951
Under recovered regulatory clause revenues	38,330	33,205
Other accounts and notes receivable	12,620	10,533
Affiliated companies	5,738	24,001
Accumulated provision for uncollectible accounts	(1,105)	(1,134)
Fossil fuel stock, at average cost	56,013	44,740
Materials and supplies, at average cost	48,949	32,976
Property damage cost recovery	27,898	28,744
Other regulatory assets	18,022	9,895
Other	7,128	19,636

Total current assets	337,158	297,961

Property, Plant, and Equipment:
In service	2,540,385	2,502,057
Less accumulated provision for depreciation	875,656	865,989

	1,664,729	1,636,068
Construction work in progress	29,244	28,177

Total property, plant, and equipment	1,693,973	1,664,245

Other Property and Investments	16,141	6,736

Deferred Charges and Other Assets:
Deferred charges related to income taxes	16,937	17,379
Prepaid pension costs	46,429	46,374
Other regulatory assets	108,783	123,258
Other	18,056	19,844

Total deferred charges and other assets	190,205	206,855

Total Assets	$2,237,477	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)

Current Liabilities:
Securities due within one year	$25,000	$37,075
Notes payable	137,775	89,465
Accounts payable —
Affiliated	38,266	36,717
Other	36,578	44,139
Customer deposits	20,340	18,834
Accrued taxes —
Income taxes	22,462	12,823
Other	18,495	11,689
Accrued interest	7,428	7,713
Accrued compensation	7,152	20,336
Other regulatory liabilities	17,054	15,671
Other	26,023	21,844

Total current liabilities	356,573	316,306

Long-term Debt	544,585	544,388

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	251,215	256,490
Accumulated deferred investment tax credits	15,637	16,569
Employee benefit obligations	57,769	56,235
Other cost of removal obligations	159,594	153,665
Other regulatory liabilities	25,135	26,795
Other	77,366	76,948

Total deferred credits and other liabilities	586,716	586,702

Total Liabilities	1,560,040	1,519,562

Preference Stock	53,887	53,891

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	422,935	400,815
Retained earnings	165,569	166,279
Accumulated other comprehensive loss	(3,014)	(2,810)

Total common stockholder’s equity	623,550	602,344

Total Liabilities and Stockholder’s Equity	$2,237,477	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, and storm restoration costs. Appropriately balancing environmental expenditures with customer prices will continue to challenge Gulf Power for the foreseeable future.
     Hurricanes Dennis and Katrina hit Gulf Power’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Gulf Power has incurred significant restoration costs. Recent Florida PSC actions should assure the timely recovery of these costs, while minimizing the impact upon Gulf Power’s customers. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” and Note (K) to the Condensed Financial Statements herein for additional information.
     Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Gulf Power’s net income after dividends on preferred and preference stock for the second quarter and year-to-date 2006 was $22.0 million and $34.4 million, respectively, compared to $21.5 million and $36.1 million, respectively, for the corresponding periods in 2005. Earnings in the second quarter 2006 increased by $0.6 million, or 2.7%, primarily due to increased retail revenue as a result of favorable weather and customer growth. Earnings year-to-date 2006 decreased by $1.7 million, or 4.6%, primarily due to increased dividends and increased interest expense, net of amounts capitalized, resulting from higher interest rates on variable-rate pollution control bonds, the issuance of $60 million in senior notes in August 2005, and the issuance of $55 million of preference stock in November 2005.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$38,546	18.6	$55,581	15.0
Sales for resale – affiliates	974	6.7	20,982	44.6
Other revenues	1,175	11.6	1,451	7.2
Fuel expense	26,101	27.5	54,712	29.2
Purchased power – affiliates	4,308	39.8	5,286	31.4
Other operations expense	5,613	13.6	15,334	20.5
Maintenance expense	(144)	(0.9)	(3,171)	(9.4)
Depreciation and amortization	1,048	4.9	2,284	5.4
Taxes other than income taxes	2,017	11.3	3,405	9.7
Interest expense, net of amounts capitalized	794	8.8	1,806	10.5
     Retail revenues. The chart below reflects the primary drivers of the 18.6% increase and 15.0% increase in retail revenues in the second quarter and year-to-date 2006, respectively, when compared to the corresponding periods in 2005. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased by $8.6 million, or 4.1%, for the second quarter 2006 and increased by $7.7 million, or 2.1%, year-to-date 2006 as compared to the corresponding periods in the prior year. Retail energy sales to residential, commercial, and industrial customers increased by 12.3%, 6.0%, and 3.9%, respectively, in the second quarter 2006, when compared to the same period in the prior year. Retail energy sales to residential, commercial, and industrial customers increased by 5.1%, 4.6%, and 1.4%, respectively, year-to-date 2006, when compared to the same period in the prior year. The increases in sales to residential customers in the second quarter and year-to-date 2006 are primarily a result of more favorable weather and 3.0% customer growth. The increases in sales to commercial customers in the second quarter and year-to-date 2006 are primarily a result of favorable weather. The increases in sales to industrial customers in the second quarter and year-to-date 2006 are primarily a result of additional sales to customers with gas-fired cogeneration resulting from high natural gas prices. Other cost recovery for the second quarter and year-to-date 2006 includes approximately $6.9 million and $12.4 million, respectively, of revenues related to the recovery of expenses for Hurricane Ivan as approved by the Florida PSC. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” herein for additional information on storm damage cost recovery related to Hurricane Ivan.
     Details of retail revenues are as follows:

	Second Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail – prior year	$207,110		$369,392
Change in —
Sales growth	728	0.4	(339)	(0.1)
Weather	7,838	3.8	7,990	2.1
Fuel cost recovery	25,730	12.3	33,941	9.2
Other cost recovery	4,250	2.1	13,989	3.8

Retail – current year	$245,656	18.6%	$424,973	15.0%

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — affiliates. Revenues from sales for resale to affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. The increases in sales for resale to affiliates of 6.7% in the second quarter and 44.6% year-to-date 2006, compared to the corresponding periods in 2005, are primarily a result of increased sales of available generation at a higher unit cost due to higher fuel prices.
     Other revenues. Other revenues increased $1.2 million and $1.5 million in the second quarter and year-to-date 2006, respectively, when compared to the same periods in 2005, primarily as a result of higher franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are offset by franchise and gross receipt taxes.
     Fuel expense. Fuel expense increased $26.1 million in the second quarter 2006 when compared to the same period in 2005 due to a $22.1 million increase in the cost of fuel and related costs, and a $4.0 million increase resulting from an increase in total KWHs generated. Fuel expense increased $54.7 million year-to-date 2006 when compared to the same period in 2005 due to a $39.3 million increase in the cost of fuel and related costs, and a $15.4 million increase resulting from an increase in total KWHs generated. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Fuel Cost Recovery” herein for additional information.
     Purchased power — affiliates. Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. Purchased power from affiliates increased $4.3 million in the second quarter 2006 when compared to the same period in 2005 due to a $4.8 million increase resulting from increased KWH purchases, partially offset by a $0.5 million decrease resulting from lower average cost of purchased power per net KWH. Purchased power from affiliates increased $5.3 million year-to-date 2006 when compared to the same period in 2005 due to a $3.5 million increase resulting from increased KWH purchases, and a $1.8 million increase resulting from the higher average cost of purchased power per net KWH.
     Other operations expense. The increases in other operations expense in second quarter and year-to-date 2006 of $5.6 million and $15.3 million, respectively, as compared to the same periods in 2005, are primarily due to the recovery of Hurricane Ivan restoration costs as approved by the Florida PSC. Since these costs are recognized as revenues are collected, there is no impact on net income. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” and Note (K) to the Condensed Financial Statements herein for additional information.
     Maintenance expense. Maintenance expense decreased $3.2 million year-to-date 2006 than in the same period in 2005 primarily due to a delay in scheduled maintenance performed on power generation facilities in 2006.
     Depreciation and amortization. Depreciation and amortization increased $1.0 million and $2.3 million in the second quarter and year-to-date 2006, respectively, when compared to the same periods in 2005, due to the construction of two major generation projects that were placed in service in the second and fourth quarters of 2005.
     Taxes other than income taxes. The increases in taxes other than income taxes in the second quarter and year-to-date 2006 of $2.0 million and $3.4 million, respectively, as compared to the same periods in 2005, are

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
primarily the result of increases in franchise and gross receipts taxes, which are directly related to increases in retail revenues.
     Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, increased $0.8 million and $1.8 million in the second quarter and year-to-date 2006, respectively, as compared to the same periods in 2005 primarily due to higher interest rates on variable-rate pollution control bonds and the issuance of $60 million in senior notes in August 2005.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Gulf Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Gulf Power in Item 7 of the Form 10-K for additional information.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Gulf Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $0.9 million for Gulf Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Gulf Power through June 30, 2006 is not expected to exceed $2.4 million, of which $0.7 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Gulf Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Matters – Intercompany Interchange Contract” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Storm Damage Cost Recovery
See Note 1 to the financial statements of Gulf Power under “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution facilities and the cost of uninsured damages to its generation facilities and other property, and the impact of recent hurricanes on that reserve.
     In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Gulf Power’s service area. Hurricane Ivan hit the Gulf Coast of Florida and Alabama in September 2004, also causing significant damage to Gulf Power’s service area. Gulf Power was authorized by the Florida PSC to defer the portion of the hurricane restoration costs that exceeded the balance in its property damage reserve account. As of June 30, 2006, the deficit balance in Gulf Power’s property damage reserve account totaled approximately $41.2 million, of which approximately $8.5 million and $32.7 million, respectively, are included in the Condensed Balance Sheets herein under “Current Assets” and “Deferred Charges and Other Assets.” As of June 30, 2006, Gulf Power had recovered $33.7 million of the costs allowed for recovery related to Hurricane Ivan.
     In July 2006, the Florida PSC issued its order approving a stipulation and settlement between Gulf Power and several consumer groups that resolved all matters relating to Gulf Power’s request for recovery of incurred costs for storm-recovery activities, the replenishment of Gulf Power’s property damage reserve, and the related request for permission to issue $87.2 million in securitized storm-recovery bonds. The order provides for an extension of the storm recovery surcharge currently being collected by Gulf Power for an additional 27 months, expiring in June 2009, in lieu of the requested issuance of storm-recovery bonds.
     According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm-recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm-recovery costs of $53.3 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm-recovery surcharge exceed the storm-recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve.
     The annual accrual to the reserve of $3.5 million and Gulf Power’s limited discretionary authority to make additional accruals to the reserve will continue as previously approved by the Florida PSC. As part of the March 2005 agreement regarding Hurricane Ivan costs that established the existing surcharge, Gulf Power agreed that it would not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007. The terms of the stipulation do not alter or affect that portion of the prior agreement.
     According to the order, in the case of future storms, if Gulf Power incurs cumulative costs for storm-recovery activities in excess of $10 million during any calendar year, Gulf Power will be permitted to file a streamlined formal request for an interim surcharge. Any interim surcharge would provide for the recovery, subject to refund, of up to 80% of the claimed costs for storm-recovery activities. Gulf Power would then petition the Florida PSC for full recovery through an additional surcharge or other cost recovery mechanism.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In 2005 and the first six months of 2006, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 21, 2006, but no adjustment to the factor was requested. Under recovered fuel costs at June 30, 2006 totaled $36.8 million, and are included in “Under Recovered Regulatory Clause Revenues” on the Condensed Balance Sheets. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow.
Other Matters
Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
New Accounting Standards
Stock Options
On January 1, 2006, Gulf Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Gulf Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Gulf Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Gulf Power is currently assessing the impact of FIN 48. The impact on Gulf Power’s financial statements has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at June 30, 2006. Net cash flow from operating activities totaled $73.3 million for the first six months of 2006, compared to $45.9 million for the corresponding period in 2005. The $27.4 million increase in 2006 resulted primarily from a decrease in payments related to storm damage costs partially offset by increased purchases of emission allowances. Gross property additions to utility plant were $68.3 million in the first six months of 2006. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Approximately $25 million will be required by June 30, 2007 for maturities of long-term debt.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past, which were primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
     At June 30, 2006, Gulf Power’s current liabilities exceed current assets primarily due to the scheduled maturity of $25 million of long-term debt in 2006. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At June 30, 2006, Gulf Power had approximately $5.6 million of cash and cash equivalents and $120 million of unused committed lines of credit with banks. Of these facilities, $90 million expire in 2006 and $30 million expire in 2007. Approximately $60 million of these

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contains provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or provide liquidity support for commercial paper issuances to fund costs related to Hurricanes Ivan, Dennis, and Katrina. In addition, Gulf Power has substantial cash flow from operating activities. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2006, Gulf Power had outstanding $62.8 million in commercial paper and $75 million in bank notes. There were no extendible commercial notes outstanding at June 30, 2006.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At June 30, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Gulf Power’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power has implemented a fuel-hedging program with the approval of the Florida PSC.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The fair value of derivative energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(3,261)	$11,526
Contracts realized or settled	2,886	(25)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(5,658)	(17,534)

Contracts at June 30, 2006	$(6,033)	$(6,033)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(6,058)	$(6,817)	$759
External sources	25	25	—
Models and other methods	—	—	—

Contracts at June 30, 2006	$(6,033)	$(6,792)	$759

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Gulf Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power’s fuel cost recovery clause. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At June 30, 2006, the fair value gain / (loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(6,020)
Accumulated other comprehensive income	—
Net income	(13)

Total fair value loss	$(6,033)

     Unrealized gains (losses) recognized in income were not material for any period presented.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Gulf Power did not issue or redeem any long-term securities in the first six months of 2006; Gulf Power’s obligations in connection with pollution control bonds totaling $12.1 million matured in April 2006. In the second quarter 2006, Gulf Power entered into a derivative transaction to hedge the interest rate risk of an anticipated future financing. The derivative has a total notional amount of $80 million and will be settled at the time of the future financing, with any resulting gain or loss amortized over a 10-year period. For further details, see Note (F) to the Condensed Financial Statements herein.
     In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$173,145	$166,597	$304,509	$298,391
Sales for resale —
Non-affiliates	66,606	67,726	127,928	127,312
Affiliates	10,781	9,988	22,553	28,920
Other revenues	4,388	4,265	8,871	9,169

Total operating revenues	254,920	248,576	463,861	463,792

Operating Expenses:
Fuel	104,386	90,639	182,649	181,678
Purchased power —
Non-affiliates	4,615	5,210	9,317	10,629
Affiliates	17,381	24,919	36,417	34,523
Other operations	41,134	39,724	78,411	79,234
Maintenance	19,360	21,683	33,775	37,221
Depreciation and amortization	12,002	8,195	24,322	16,252
Taxes other than income taxes	15,650	15,147	29,850	29,292

Total operating expenses	214,528	205,517	394,741	388,829

Operating Income	40,392	43,059	69,120	74,963
Other Income and (Expense):
Interest income	22	31	71	66
Interest expense	(4,221)	(597)	(8,512)	(4,123)
Interest expense to affiliate trusts	(650)	(650)	(1,299)	(1,299)
Other income (expense), net	1,550	217	2,493	646

Total other income and (expense)	(3,299)	(999)	(7,247)	(4,710)

Earnings Before Income Taxes	37,093	42,060	61,873	70,253
Income taxes	13,894	15,995	22,959	26,808

Net Income	23,199	26,065	38,914	43,445
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$22,766	$25,632	$38,048	$42,579

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$22,766	$25,632	$38,048	$42,579
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $64, $47, $204 and $(125), respectively	105	74	330	(203)

COMPREHENSIVE INCOME	$22,871	$25,706	$38,378	$42,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$38,914	$43,445
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	33,111	31,097
Deferred income taxes and investment tax credits, net	21,218	27,486
Plant Daniel capacity	(6,504)	(12,563)
Pension, postretirement, and other employee benefits	2,518	1,259
Stock option expense	850	—
Tax benefit of stock options	49	2,676
Other, net	(9,188)	(3,120)
Changes in certain current assets and liabilities —
Receivables	41,243	(16,905)
Fossil fuel stock	5,629	(15,097)
Materials and supplies	61	2,491
Other current assets	30,303	1,683
Hurricane Katrina accounts payable	(41,638)	—
Other accounts payable	(51,837)	(10,540)
Accrued taxes	(11,342)	(14,855)
Accrued compensation	(14,117)	(11,305)
Over recovered regulatory clause revenues	(22,354)	(1,851)
Other current liabilities	465	551

Net cash provided from operating activities	17,381	24,452

Investing Activities:
Property additions	(91,231)	(32,385)
Cost of removal net of salvage	(4,040)	(1,366)
Other	(12,500)	(1,167)

Net cash used for investing activities	(107,771)	(34,918)

Financing Activities:
Increase in notes payable, net	115,128	37,887
Proceeds —
Senior notes	—	30,000
Gross excess tax benefit of stock options	36	—
Redemptions — First mortgage bonds	—	(30,000)
Special deposits — Redemption fund	—	(2,482)
Capital distributions to parent company	(2,378)	—
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(32,600)	(31,000)

Net cash provided from financing activities	79,320	3,539

Net Change in Cash and Cash Equivalents	(11,070)	(6,927)
Cash and Cash Equivalents at Beginning of Period	14,301	6,945

Cash and Cash Equivalents at End of Period	$3,231	$18

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$15,471	$6,783
Income taxes (net of refunds)	$(42,560)	$(11,811)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)

Current Assets:
Cash and cash equivalents	$3,231	$14,301
Receivables —
Customer accounts receivable	43,244	36,747
Unbilled revenues	27,421	20,267
Under recovered regulatory clause revenues	77,102	105,505
Other accounts and notes receivable	3,153	21,507
Insurance receivable	42,526	60,163
Affiliated companies	14,760	19,595
Accumulated provision for uncollectible accounts	(778)	(2,321)
Fossil fuel stock, at average cost	44,815	50,444
Materials and supplies, at average cost	28,616	28,678
Prepaid income taxes	6,016	42,278
Other regulatory assets	31,468	23,042
Other	17,032	25,160

Total current assets	338,606	445,366

Property, Plant, and Equipment:
In service	2,030,990	1,987,294
Less accumulated provision for depreciation	826,633	803,754

	1,204,357	1,183,540
Construction work in progress	46,327	52,225

Total property, plant, and equipment	1,250,684	1,235,765

Other Property and Investments	7,109	6,821

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,542	9,863
Prepaid pension costs	16,219	17,264
Deferred property damage	248,381	209,324
Other	51,037	56,866

Total deferred charges and other assets	325,179	293,317

Total Assets	$1,921,578	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)

Current Liabilities:
Notes payable	$317,252	$202,124
Accounts payable —
Affiliated	28,453	122,899
Other	50,959	89,598
Customer deposits	8,132	7,298
Accrued taxes —
Income taxes	26,881	17,736
Other	28,454	48,296
Accrued interest	2,821	3,408
Accrued compensation	10,471	24,587
Over recovered regulatory clause revenues	3,834	26,188
Plant Daniel capacity	9,334	13,008
Other	31,442	40,334

Total current liabilities	518,033	595,476

Long-term Debt	242,550	242,548

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	287,739	266,629
Deferred credits related to income taxes	18,148	19,003
Accumulated deferred investment tax credits	16,871	17,465
Employee benefit obligations	59,791	58,318
Other cost of removal obligations	84,063	81,284
Other regulatory liabilities	6,353	13,755
Other	53,673	56,769

Total deferred credits and other liabilities	526,638	513,223

Total Liabilities	1,323,303	1,387,329

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	298,092	299,536
Retained earnings	233,150	227,701
Accumulated other comprehensive loss	(3,438)	(3,768)

Total common stockholder’s equity	565,495	561,160

Total Liabilities and Stockholder’s Equity	$1,921,578	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand, storm restoration, and increasingly stringent environmental standards. Hurricane Katrina hit Mississippi Power’s service territory in August 2005. As a result, Mississippi Power has incurred significant restoration costs. In addition, fuel costs rose significantly during 2005 and the first six months of 2006. Recent Mississippi PSC actions should assure the timely recovery of the storm recovery costs, while minimizing the impact on Mississippi Power’s customers. Mississippi Power will continue to work with the Mississippi PSC to ensure timely recovery of the storm recovery and fuel costs. See Note (I) to the Condensed Financial Statements herein for additional information on the recent storm recovery order.
     Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Mississippi Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2006 was $22.8 million and $38.0 million, respectively, compared to $25.6 million and $42.6 million, respectively, for the corresponding periods of 2005. Earnings in the second quarter 2006 decreased by $2.9 million, or 11.2%, compared to the same period of 2005 primarily as a result of a $3.0 million reduction in net energy sales (revenue from energy sales less fuel and purchased power expense), a $3.8 million increase in depreciation and amortization expense, and a $3.6 million increase in interest expense, which were partially offset by a $3.7 million increase in territorial base revenues, a $0.8 million decrease in non-fuel operations and maintenance expenses, and a $1.3 million increase in other income (expense), net, of which $0.9 million is related to the increase in interest income associated with the recovery mechanism for fuel hedging and energy cost hedging. Year-to-date earnings in 2006 decreased $4.5 million, or 10.6%, compared to the same period of 2005 primarily as a result of a $0.4 million decrease in territorial base revenues, a $1.0 million reduction in net energy sales, an $8.1 million increase in depreciation and amortization expense, and a $4.4 million increase in interest expense, all of which were partially offset by a $4.3 million decrease in non-fuel operations and maintenance expenses and a $1.8 million increase in other income (expense), net, related to the increase in interest income associated with the recovery mechanism for fuel hedging and energy cost hedging.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Retail revenues	$6,548	3.9	$6,118	2.1
Sales for resale – affiliates	793	7.9	(6,367)	(22.0)
Fuel expense	13,747	15.2	971	0.5
Purchased power expense – non-affiliates	(595)	(11.4)	(1,312)	(12.3)
Purchased power expense – affiliates	(7,538)	(30.3)	1,894	5.5
Maintenance expense	(2,323)	(10.7)	(3,446)	(9.3)
Depreciation and amortization	3,807	46.5	8,070	49.7
Interest expense	3,624	N/M	4,389	106.5
Other income (expense), net	1,333	N/M	1,847	N/M
Income taxes	(2,101)	(13.1)	(3,849)	(14.4)

N/M – Not meaningful
     Retail revenues. The chart below reflects the primary drivers of the 3.9% increase and 2.1% increase in retail revenues in the second quarter and year-to-date 2006, respectively, compared to the same periods in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased slightly in the second quarter and remained stable for the year-to-date 2006 when compared to the same periods of 2005. In the second quarter 2006, KWH sales to residential, commercial, and industrial customers decreased 4.1%, 12.3%, and 3.4%, respectively, when compared to the corresponding period in 2005, and year-to-date 2006 KWH sales to residential, commercial, and industrial customers decreased 9.8%, 13.3%, and 5.5%, respectively, when compared to the corresponding period in 2005 due to Hurricane Katrina and the loss of approximately 16,000 customers.
     Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2006		2006
	(in thousands)	% change	(in thousands)	% change
Retail – prior year	$166,597		$298,391
Change in —
Base rates	8,018	4.8	9,728	3.3
Sales growth and weather	(4,934)	(3.0)	(10,509)	(3.5)
Fuel cost recovery	3,498	2.1	7,110	2.4
Other cost recovery	(34)	—	(211)	(0.1)

Retail – current year	$173,145	3.9%	$304,509	2.1%

     Sales for resale — affiliates. Revenues from sales for resale to affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. The 7.9% increase in sales for resale to affiliates in the second quarter 2006 as compared to the same period in 2005 is primarily due to a decrease in Mississippi Power’s territorial demand resulting in available generation for sale to affiliates. The 22.0% decrease in sales for resale to affiliates for year-to-date 2006 as compared to the same period in 2005 is primarily due to higher gas prices.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Fuel expense and purchased power expense. Fuel expense and purchased power expense, together, increased $5.6 million and $1.6 million in the second quarter and year-to-date 2006, respectively, compared to the same periods in the prior year. Details of the individual components follow.
Fuel expense increased in the second quarter 2006 by $13.7 million when compared to the same period in 2005 primarily due to an increase in the cost of fuel. The year-to-date increase in fuel of $1 million as compared to the same period in 2005 is primarily due to a $21.8 million increase in the cost of fuel offset by a $20.7 million decrease related to fewer KWHs generated. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.
Purchased power expense — non-affiliates decreased $0.6 million and $1.3 million in the second quarter and year-to-date 2006, respectively, as compared to the same periods in 2005 primarily as the result of lower prices within the Southern Company system compared to the market.
Purchased power from affiliates decreased 30.3% in the second quarter 2006 as compared to the same period in 2005 due to decreased sales outside the Southern Company system. The 5.5% increase in purchased power from affiliates for the year-to-date 2006 as compared to the same period in 2005 is due to reduced generation because of increased fuel prices, resulting in more purchased power needed to meet the gap between generation and demand. This increase was offset by purchased power reductions due to fewer sales outside the Southern Company system. Energy purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These purchases are made in accordance with the IIC, as approved by the FERC. These transactions did not have a significant impact on earnings since the energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses.
     Maintenance expense. The second quarter and year-to-date 2006 decreases in maintenance expense when compared to the same periods in 2005 resulted from the decreased expenses of $1.3 million in Mississippi Power’s combined cycle long-term service agreement due to reduced operating hours as a result of higher cost of gas, approximately $1 million in decreases associated with overhead line clearing, stations equipment, and miscellaneous transmission plant maintenance, and approximately $1.4 million primarily associated with maintenance of overhead lines.
     Depreciation and amortization. The second quarter and year-to-date 2006 increases of $3.8 million and $8.1 million, respectively, in depreciation and amortization expense when compared to the same periods in 2005 are primarily due to the decrease in the credit amortization of the regulatory liability related to additional Plant Daniel capacity and to the new depreciation rates approved by the Mississippi PSC effective January 1, 2006. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     Interest expense. The $3.6 million and $4.4 million increases in interest expense for the second quarter and year-to-date 2006, respectively, as compared to the same periods in 2005 are due to the increase in short-term indebtedness, higher interest rates, and reversal of a $2.5 million liability in June 2005 for a transmission facility agreement as a result of changes in the legal and regulatory environment.
     Other income (expense), net. The second quarter and year-to-date 2006 increases in other income (expense), net when compared to the same periods in 2005 are primarily the result of increases of $0.9 million and $1.8 million, respectively, in interest income related to the regulatory recovery of hedging activities.
     Income taxes. The $2.1 million and $3.8 million decreases in income taxes for the second quarter and year-to-date 2006, respectively, as compared to the same periods in 2005 are primarily related to the reductions in pre-tax income.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area in the aftermath of Hurricane Katrina. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Mississippi Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Mississippi Power in Item 7 of the Form 10-K for additional information.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS— FUTURE EARNINGS POTENTIAL — “FERC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters –Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Mississippi Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
transactions in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $8.5 million for Mississippi Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Mississippi Power through June 30, 2006 is not expected to exceed $11.7 million, of which $7.8 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Mississippi Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS— FUTURE EARNINGS POTENTIAL — “FERC Matters – Intercompany Interchange Contract” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Storm Damage Cost Recovery
In August 2005, Hurricane Katrina hit the Gulf Coast of the United States and caused significant damage within Mississippi Power’s service area. Mississippi Power maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
     On June 28, 2006, the Mississippi PSC approved an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directs Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). The MDA has indicated that $360 million of CDBG will be available to utilities within the State of Mississippi impacted by Hurricane Katrina. All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration costs. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through a state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation.
     The Mississippi PSC order also granted continuing authority to record a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The balance in the regulatory asset account at June 30, 2006 is $248.4 million, which is net of insurance proceeds of $80.1 million. These costs include approximately $142 million of capital additions and $106 million of operation and maintenance expenditures. For any future event causing damage to property beyond the balance in the reserve, the order also granted Mississippi Power the authority to record a regulatory asset. Mississippi Power would then apply to the Mississippi PSC for recovery of such amounts or for authority to otherwise dispose of the regulatory asset.
     Mississippi Power expects to file the CDBG application with the MDA in the third quarter 2006, at which time the MDA is expected to assess applications and award grants. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. The final outcome of these matters cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Regulatory Matters
In December 2005, Mississippi Power submitted its annual PEP filing to the Mississippi PSC. Ordinarily, PEP limits annual rate increases to 4%; however, Mississippi Power requested that the Mississippi PSC approve a temporary change to allow it to exceed this cap as a result of the ongoing effects of Hurricane Katrina. Mississippi Power had requested a 5.05%, or $32 million, retail base rate increase to become effective in April 2006. Hearings were held in March 2006 and the full increase was approved by the Mississippi PSC later in March 2006.
     In February 2006, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation. Mississippi Power requested a 12 cent per 1,000 KWH reduction for retail customers. This decrease would represent a reduction of approximately $1.3 million per year in annual revenues for Mississippi Power. Hearings were held in April 2006. The Mississippi PSC unanimously approved the decrease at the hearings and issued an order confirming approval in April 2006.
Fuel Cost Recovery
Mississippi Power has an established fuel cost recovery factor that is approved by the Mississippi PSC. In 2005 and the first six months of 2006, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually; the last such filing was made in November 2005, with the new rate becoming effective in January 2006. At June 30, 2006, the under recovered balance of fuel recorded in the Condensed Balance Sheets herein was $73.3 million. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow.
Other Matters
Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.
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
New Accounting Standards
Stock Options
On January 1, 2006, Mississippi Power adopted FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. This statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. Although the compensation expense required under the revised statement differs slightly, the impacts on Mississippi Power’s financial statements are similar to the pro forma disclosures previously included in Note 1 to the financial statements of Mississippi Power under “Stock Options” in Item 8 of the Form 10-K and in Note (C) to the Condensed Financial Statements herein.
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Mississippi Power is currently assessing the impact of FIN 48. The impact on Mississippi Power’s financial statements has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at June 30, 2006. Net cash provided from operating activities totaled $17.4 million for the first six months of 2006, compared to net cash flow provided from operating activities of $24.5 million for the same period in 2005. The $7.1 million decrease in 2006 resulted primarily from cash requirements associated with Hurricane Katrina restoration.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, preferred stock dividends, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by June 30, 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Capital
Mississippi Power plans to obtain the funds required for construction, continued storm damage restoration, and other purposes from sources similar to those used in the past, including operating cash flows, capital contributions from Southern Company, short-term debt, and external security issuances. The amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
     At June 30, 2006, Mississippi Power’s current liabilities exceeded current assets primarily as a result of obligations incurred as a result of Hurricane Katrina, as well as the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2006 approximately $3.2 million of cash and cash equivalents and $275.5 million of unused committed credit arrangements with banks. Of these facilities, $50.5 million expire in 2006, $50 million expire in 2007, and $175 million expire in 2008. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Approximately $38 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or provide liquidity support for commercial paper issuances to fund costs on an interim basis related to Hurricane Katrina. At June 30, 2006, Mississippi Power had $167.3 million in commercial paper, $150 million in bank notes, and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Mississippi Power, along with all members of the Southern Company power pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Mississippi Power’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. However, as a result of storm damage from Hurricane Katrina, Mississippi Power expects to maintain the increase in short-term indebtedness in the coming months while issues relating to storm cost recovery are resolved, which could significantly increase its exposure to

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest rate risk. Mississippi Power will manage this increased exposure through a number of means, including interest rate hedges, where appropriate.
     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of the Mississippi PSC and wholesale fuel hedging programs under agreements with wholesale customers.
     The fair value of derivative, fuel, and energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value

	(in thousands)
Contracts beginning of period	$9,892	$27,106
Contracts realized or settled	(1,345)	(4,376)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(6,975)	(21,158)

Contracts at June 30, 2006	$1,572	$1,572

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of June 30, 2006
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$879	$(1,441)	$2,320
External sources	693	693	—
Models and other methods	—	—	—

Contracts at June 30, 2006	$1,572	$(748)	$2,320

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Mississippi Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power’s energy cost management clause. In addition, any unrealized gains and losses on energy-related derivatives used to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. These amounts were not material in any period presented. At June 30, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts

( in thousands)
Regulatory liabilities, net	$1,393
Accumulated other comprehensive income	192
Net income	(13)

Total fair value gain	$1,572

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
Financing Activities
Mississippi Power did not issue or redeem any long-term securities in the first six months of 2006. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$62,915	$39,703	$114,612	$79,807
Affiliates	129,947	109,217	217,270	221,554
Other revenues	777	306	1,586	686

Total operating revenues	193,639	149,226	333,468	302,047

Operating Expenses:
Fuel	40,245	26,730	54,504	61,274
Purchased power —
Non-affiliates	12,684	10,772	26,655	19,634
Affiliates	26,362	16,159	45,769	37,113
Other operations	16,792	13,814	34,299	26,533
Maintenance	5,519	4,939	11,404	8,198
Depreciation and amortization	15,864	13,109	30,571	25,892
Taxes other than income taxes	3,800	3,092	7,461	6,047

Total operating expenses	121,266	88,615	210,663	184,691

Operating Income	72,373	60,611	122,805	117,356
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,656)	(19,935)	(40,998)	(39,179)
Other income (expense), net	899	202	3,302	294

Total other income and (expense)	(19,757)	(19,733)	(37,696)	(38,885)

Earnings Before Income Taxes	52,616	40,878	85,109	78,471
Income taxes	20,795	15,644	33,388	30,164

Net Income	$31,821	$25,234	$51,721	$48,307

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income	$31,821	$25,234	$51,721	$48,307
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $1,048, $50, $969, and $50, respectively	1,625	72	1,503	72
Reclassification adjustment for amounts included in net income, net of tax of $1,125, $1,050, $2,237, and $2,091, respectively	1,736	1,620	3,468	3,232

COMPREHENSIVE INCOME	$35,182	$26,926	$56,692	$51,611

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$51,721	$48,307
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	37,395	33,271
Deferred income taxes and investment tax credits, net	22,753	23,272
Deferred revenues	(24,929)	(26,309)
Tax benefit of stock options	—	231
Other, net	1,475	(1,205)
Changes in certain current assets and liabilities —
Receivables	(7,141)	(34,828)
Fossil fuel stock	(369)	(3,092)
Materials and supplies	(719)	(2,494)
Other current assets	7,274	5,659
Accounts payable	(27,505)	213
Accrued taxes	6,904	6,794
Accrued interest	114	49

Net cash provided from operating activities	66,973	49,868

Investing Activities:
Property additions	(94,294)	(218,822)
Sale of property to affiliate	15,674	—
Other	(638)	(103)

Net cash used for investing activities	(79,258)	(218,925)

Financing Activities:
Increase in notes payable, net	54,861	163,090
Redemptions — Other long term debt	(200)	(200)
Payment of common stock dividends	(38,850)	—
Other	—	(958)

Net cash provided from financing activities	15,811	161,932

Net Change in Cash and Cash Equivalents	3,526	(7,125)
Cash and Cash Equivalents at Beginning of Period	27,631	25,241

Cash and Cash Equivalents at End of Period	$31,157	$18,116

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $48 and $0 capitalized for 2006 and 2005, respectively)	$33,891	$31,562
Income taxes (net of refunds)	$4,767	$3,582
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$31,157	$27,631
Receivables —
Customer accounts receivable	25,752	20,953
Other accounts receivable	72	93
Affiliated companies	62,940	60,505
Fossil fuel stock, at average cost	7,604	7,221
Materials and supplies, at average cost	17,416	15,628
Prepaid service agreements — current	21,102	6,178
Other prepaid expenses	2,581	4,610
Other	6,393	251

Total current assets	175,017	143,070

Property, Plant, and Equipment:
In service	2,110,923	2,030,996
Less accumulated provision for depreciation	184,699	161,358

	1,926,224	1,869,638
Construction work in progress	211,626	218,812

Total property, plant, and equipment	2,137,850	2,088,450

Deferred Charges and Other Assets:
Prepaid long-term service agreements	33,661	46,447
Other—
Affiliated	5,957	4,496
Other	16,790	20,513

Total deferred charges and other assets	56,408	71,456

Total Assets	$2,369,275	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$1,209	$200
Notes payable	165,553	110,692
Accounts payable —
Affiliated	36,260	65,262
Other	10,054	7,651
Accrued taxes —
Income taxes	9,326	3,477
Other	10,234	2,524
Accrued interest	29,275	29,161
Other	581	71

Total current liabilities	262,492	219,038

Long-term Debt	1,098,491	1,099,520

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	95,570	68,535
Deferred capacity revenues — Affiliated	12,890	37,534
Other—
Affiliated	9,200	10,792
Other	6,447	1,214

Total deferred credits and other liabilities	124,107	118,075

Total Liabilities	1,485,090	1,436,633

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	746,243	746,243
Retained earnings	177,396	164,525
Accumulated other comprehensive loss	(39,454)	(44,425)

Total common stockholder’s equity	884,185	866,343

Total Liabilities and Stockholder’s Equity	$2,369,275	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 vs. SECOND QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Southern Power constructs, owns, and manages Southern Company’s competitive generation assets and sells electricity at market-based rates in the Super Southeast wholesale market. Southern Power continues to focus on executing its regional strategy in the Super Southeast in 2006, including potential acquisition and/or expansion opportunities. Southern Power continues to address questions at the federal regulatory level relative to market power and affiliate transactions. See FUTURE EARNINGS POTENTIAL — “FERC Matters” herein for additional detail.
     To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators consist of plant availability, peak season equivalent forced outage rate (EFOR), and net income. Plant availability shows the percentage of time during the year that Southern Power’s generating units are available to be called upon to generate (the higher the better), whereas the EFOR more narrowly defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Power’s net income for the second quarter and year-to-date 2006 was $31.8 million and $51.7 million compared to $25.2 million and $48.3 million, respectively, for the corresponding periods of 2005. The increase in second quarter 2006 earnings of $6.6 million, or 26.1%, was primarily the result of increased demand under affiliate company PPAs due to warmer weather within the Southern Company service territory, operations of Plant Oleander acquired in June 2005, and new operations from Plant DeSoto acquired in June 2006. Year-to-date 2006 earnings were $3.4 million, or 7.1%, higher than year-to-date 2005 as a result of a full period of operations at Plant Oleander, a new PPA with Piedmont Municipal Power Authority (PMPA), effective January 1, 2006, gains on open derivative positions, and the acquisition of Plant DeSoto in June 2006. These factors were partially offset by higher operating and maintenance expenses, as well as increased depreciation expense.
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Second Quarter		Year-to-Date
	(in thousands)%		(in thousands)%
Sales for resale – non-affiliates	$23,212	58.5	34,805	43.6
Sales for resale – affiliates	20,730	19.0	(4,284)	(1.9)
Fuel expense	13,515	50.6	(6,770)	(11.0)
Purchased power expense – non-affiliates	1,912	17.7	7,021	35.8
Purchased power expense – affiliates	10,203	63.1	8,656	23.3
Other operations expense	2,978	21.6	7,766	29.3
Maintenance expense	580	11.7	3,206	39.1
Depreciation and amortization expense	2,755	21.0	4,679	18.1
Interest expense, net of amounts capitalized	721	3.6	1,819	4.6

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales for resale — affiliates and non-affiliates. Second quarter 2006 revenues increased for sales for resale to both non-affiliates and affiliates when compared to the corresponding period in 2005. Revenues from non-affiliates increased $23.2 million primarily due to PPA sales from Plant Oleander, acquired in June 2005, and Plant DeSoto, acquired in June 2006, and revenues from affiliates increased by $20.7 million due to weather-related higher demand under PPAs with affiliates in the second quarter 2006. Year-to-date 2006 revenues from sales for resale to non-affiliates increased $34.8 million and revenues from sales for resale to affiliates decreased $4.3 million when compared to the same period in 2005. The increase in revenues from non-affiliates was primarily due to PPA sales from Plant Oleander, the new PMPA PPA, and PPA sales from Plant DeSoto. The decrease in revenues from affiliates was primarily due to lower energy sales under existing affiliate PPAs due to decreased demand as a result of milder weather in the first quarter 2006. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
     Fuel expense. Fuel expense in the second quarter 2006 increased $13.5 million when compared to the same period in 2005 primarily from a 77% increase in generation at Plant Wansley under PPAs with Georgia Power and Savannah Electric. Fuel expense decreased $6.8 million year-to-date 2006 when compared to the same period in 2005 due to the effects of the first quarter 2006 decline in energy sales under affiliate PPAs. Existing PPAs generally provide that the purchasers are responsible for substantially all of the fuel costs relating to energy delivered under the PPAs; therefore, fuel expenses do not have a significant impact on net income.
     Purchased power expense — affiliates and non-affiliates. Total purchased power increased $12.1 million in the second quarter and $15.7 million year-to-date 2006 when compared to the corresponding periods in 2005. This was partially due to 7% and 8% price increases in the respective periods and volume increases from available lower cost energy from contracts with Georgia electric membership cooperatives and PMPA.
     Other operations expense. Other operations expense increased $3.0 million in the second quarter and $7.8 million year-to-date 2006 when compared to the corresponding periods in 2005 primarily due to additional administrative expense of $2.4 million and $5.2 million, respectively, and operations at Plant Oleander and Plant DeSoto. Also contributing to the increase were transmission expenses related to the PMPA PPA, which were $0.5 million and $0.8 million in the second quarter and year-to-date 2006, respectively.
     Maintenance expense. Maintenance expense increased $0.6 million in the second quarter and $3.2 million year-to-date 2006 when compared to the corresponding periods in 2005, primarily due to operations at Plant Oleander and Plant DeSoto as well as the timing of plant maintenance activities.
     Depreciation and amortization expense. Depreciation expense increased $2.8 million in the second quarter and $4.7 million year-to-date 2006 when compared to the corresponding periods in 2005, primarily as a result of additional plant in service relating to Plant Oleander and Plant DeSoto, acquired in June 2005 and June 2006, respectively. Higher depreciation rates from a new depreciation study adopted in March 2006 also contributed to the second quarter and year-to-date 2006 increases by $1.5 million and $2.0 million, respectively.
     Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized increased $0.7 million in the second quarter and $1.8 million year-to-date 2006 when compared to the same periods in 2005 primarily as the result of an increase in outstanding short-term debt incurred to finance plant acquisitions discussed above.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. Southern Power also has FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $0.8 million for Southern Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Southern Power through June 30, 2006 is not expected to exceed $2.3 million, of which $0.7 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
     Southern Power believes that there is no meritorious basis for this proceeding and is vigorously defending itself in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters – Intercompany Interchange Contract” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Franklin Unit 3 Construction Activities
See Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $172 million had been spent as of June 30, 2006. Construction is expected to be complete in 2008.
Plant Acquisitions
On May 31, 2006, Southern Power acquired all of the outstanding membership interests of DeSoto County Generating Company, LLC (DeSoto) from Progress Genco Ventures LLC, a subsidiary of Progress Energy, Inc. The results of DeSoto’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in DeSoto was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $79.2 million. DeSoto owns a dual-fired generating plant near Arcadia, Florida with a nameplate capacity of 340 MW. The plant’s capacity and associated energy is sold under PPAs with Florida Power & Light Company that expire in 2007.
     Also in May 2006, Southern Power entered into an agreement to purchase all of the outstanding membership interests of Rowan County Power, LLC (Rowan) from another subsidiary of Progress Energy, Inc. Rowan owns a dual-fired generating plant near Salisbury, North Carolina with a nameplate capacity of 985 MW. The purchase price is $325 million and, subject to regulatory approval, the acquisition is expected to be completed in the third quarter 2006.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that the counterparty does not meet certain rating or financial requirements. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
     See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from any such current proceedings would have a material adverse effect on Southern Power’s financial statements.
     See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
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
New Accounting Standards
Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires that tax benefits must be “more likely than not” of being sustained in order to be recognized. The provisions of FIN 48 must be applied to all tax positions beginning January 1, 2007. Southern Power is currently assessing the impact of FIN 48. The impact on Southern Power’s financial statements has not yet been determined.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at June 30, 2006. Major changes in Southern Power’s financial condition for the six months ended June 30, 2006 as compared to the same period in 2005 included the payment of $38.8 million in dividends to Southern Company, the completion of the sale of Cherokee Falls Development of South Carolina LLC and all of its assets at cost to Southern Company’s nuclear development affiliate, and the acquisition of Plant DeSoto in June 2006 which contributed an additional $79.2 million of utility plant. This acquisition was financed with the issuance of additional short-term commercial paper. During the second quarter 2006, Southern Power also entered into an agreement to acquire all of the outstanding membership interests of Rowan for $325 million. Rowan owns a dual-fired generating plant near Salisbury, North Carolina with a nameplate capacity of 1,048 MW. Subject to regulatory approvals, the acquisition is expected to be completed in the third quarter 2006.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements.
Sources of Capital
Southern Power may use operating cash flows, external funds, or capital contributions from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from commercial paper, the issuance of unsecured senior debt, preferred equity securities, or the utilization of credit arrangements from banks. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
     At June 30, 2006, Southern Power’s current liabilities exceeded current assets due to the use of short-term debt as a funding source to finance the Plant Oleander and Plant Desoto acquisitions and for general corporate needs. At June 30, 2006, Southern Power had approximately $31.2 million of cash and cash equivalents to meet short-term cash needs and contingencies. To insure liquidity and capital resource requirements, Southern Power had a $400 million committed credit facility with banks with a 2010 final maturity. Subsequent to June 30, 2006, Southern Power replaced that facility with a $400 million credit agreement that expires in 2011. Proceeds from borrowings under this arrangement may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. At June 30, 2006, Southern Power had approximately $166 million of commercial paper outstanding. Amounts drawn under the commercial paper program may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At June 30, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $232 million. The

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $414 million. Southern Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At June 30, 2006, Southern Power’s total exposure to these types of agreements was approximately $14.2 million.
Market Price Risk
Southern Power is exposed to market risks, including changes in interest rates, certain energy-related commodity prices, and, occasionally, currency exchange rates. To manage the volatility attributable to these exposures, Southern Power nets the exposures to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to Southern Power’s policies in areas such as counterparty exposure and hedging practices. Southern Power’s policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.
     Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
     The fair value of changes in derivative energy contracts at June 30, 2006 was as follows:

	Second Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of year	$2,240	$223
Contracts realized or settled	(527)	(471)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	2,682	4,643

Contracts at June 30, 2006	$4,395	$4,395

(a) Current period changes also include the changes in fair value of new contracts entered into during the period.
     At June 30, 2006, the sources of the valuation prices were as follows:

	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$2,971	$2,965	$6
External sources	1,424	1,424	—
Models and other methods	—	—	—

Contracts end of quarter	$4,395	$4,389	$6

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unrealized pre-tax gains and losses on electric contracts used to hedge anticipated sales, and gas contracts used to hedge anticipated purchases and sales, are deferred in Other Comprehensive Income. Gains and losses on contracts that are not designated as hedges are recognized in the statements of income as incurred.
     At June 30, 2006, the fair value gain / (loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$3,108
Accumulated other comprehensive income	1,287

Total fair value gain	$4,395

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the second quarter, Southern Power entered into a derivative transaction to hedge the interest rate risk of a planned future financing. The derivative has a total notional amount of $200 million and will be terminated at the time of the future financing, with any resulting gain or loss amortized over a 10-year period. For further details, see Note (F) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, J, K, L, M

Alabama Power	A, B, C, D, F, G, J

Georgia Power	A, B, C, D, F, G, H

Gulf Power	A, B, C, D, F, G, K

Mississippi Power	A, B, C, D, F, G, I

Southern Power	A, B, F, L

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The condensed balance sheets as of December 31, 2005 have been derived from the audited financial statements. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

New Source Review Litigation

See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters – New Source Review Actions” of Southern Company and Alabama Power in Item 7 and Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree requires Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On May 31, 2006, Alabama Power filed a motion for summary judgment and entry of a final order on claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The final resolution of these claims is dependent on further court action and subject to possible appeals and, therefore, cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
New Source Review Reform Rules
On October 20, 2005, the EPA published a proposed rule clarifying the test for determining when an emissions increase is subject to the NSR requirements. On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company or its subsidiaries.
BIRMINGHAM AREA EIGHT-HOUR OZONE ATTAINMENT REDESIGNATION
On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to redesignate the Birmingham eight-hour ozone non-attainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.
PLANT WANSLEY ENVIRONMENTAL LITIGATION
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company and Georgia Power under “Environmental Matters - Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
MIRANT MATTERS
Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.
Mirant Bankruptcy Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for information regarding the complaint filed in June 2005 against Southern Company alleging fraudulent activities and payments of illegal dividends prior to the spin-off. In May 2006, Southern Company filed a motion for summary judgment on all claims in the case. The ultimate outcome of this matter cannot be determined at this time.
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a Motion for Reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the Mirant bankruptcy litigation. See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of these matters cannot be determined at this time.
Southern Company Employee Savings Plan Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the class action complaint filed under ERISA on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. In April 2006, the U.S. District Court for the Northern District of Georgia granted summary judgment in favor of Southern Company and all individually named defendants in the case. The plaintiff has filed an appeal of the ruling. The final outcome of this matter cannot be determined at this time.
FERC MATTERS
Market-Based Rate Authority
See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “FERC Matters – Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates at market-based prices. The retail operating companies and Southern Power also have FERC authority to make short-term opportunity sales at market rates. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. A hearing before an ALJ originally scheduled for March 2006 has been held in abeyance to allow the parties to explore settlement. Any new market-based rate transactions in Southern Company’s retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $20 million for the Southern Company system. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate transactions involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
sales through June 30, 2006 is not expected to exceed $42.6 million, of which $16.8 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below.
Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter. However, the final outcome of this matter, including any remedies to be applied in the event of an adverse ruling in this proceeding, cannot now be determined.
Intercompany Interchange Contract
Also in May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the power pool of Southern Company is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct. The FERC order directs that the ALJ who presided over a proceeding involving approval of PPAs between Southern Power and Georgia Power and Savannah Electric be assigned to preside over the hearing in this proceeding and that the testimony and exhibits presented in that proceeding be preserved to the extent appropriate. Effective July 19, 2005, revenues from transactions under the IIC involving any Southern Company subsidiaries will be subject to refund to the extent the FERC orders any changes to the IIC. On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ has certified the settlement to the FERC, where it is pending. Since the offer is pending, the final outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “FERC Matters – Intercompany Interchange Contract” and Note 2 to the financial statements of Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
INCOME TAX MATTERS
Leveraged Lease Transactions
See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $45 million. The IRS had initially proposed a penalty of approximately $16 million, which has now been withdrawn. Discussions with the IRS have ended without resolution. In the third quarter 2006, Southern Company will pay the full amount of the disputed tax and the applicable interest and will file a claim for refund. The disputed tax amount is $79 million and the related interest is approximately $27 million. Southern Company has accounted for this payment as a deposit, and recorded the liability in the second quarter 2006. This payment will close the issue with the IRS and Southern Company will then proceed to litigate this matter.
In July 2006, the FASB released new guidance for the accounting for both leveraged leases and uncertain tax positions that will be effective beginning in 2007. For the lease-in-lease-out transaction settled with the IRS in February 2005, the new standard for leveraged leases (FSP 13-2) will require Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company to change the timing of income recognized under the lease, including a cumulative effect upon adoption of the change. Southern Company estimates such cumulative effect will reduce Southern Company’s retained earnings by approximately $17 million. The impact of these proposed changes related to the SILO transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through litigation; however, the ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
Southern Company has made investments in two entities that produce synthetic fuel and receive tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, has continued to monitor oil prices. Reserves against these tax credits of $36 million have been recorded in the first half of 2006 due to projected phase-outs of the credits in 2006 as a result of current and projected future oil prices. See Note (J) herein for additional information regarding the impact of these reserves on the effective tax rate.
On May 11, 2006, production at one of the synthetic fuel investments was idled due to continued uncertainty over the value of tax credits. In addition, Southern Company entered into an agreement in June 2006 which terminated its ownership interest in its other synthetic fuel investment, effective July 1, 2006. As a result of these actions and the projected continued phase out of tax credits because of high oil prices, the investments in these two synthetic fuel entities were considered fully impaired and approximately $15.3 million was written off at June 30, 2006. This write-off is reflected in the line item “Impairment loss on equity method investments” on Southern Company’s income statement herein.
SOUTHERN COMPANY GAS SALE
On January 4, 2006, Southern Company completed the sale of substantially all the assets of Southern Company Gas, its competitive retail natural gas marketing subsidiary, including natural gas inventory, accounts receivable, and customer list, to Gas South, LLC, an affiliate of Cobb Electric Membership Corporation. Southern Company Gas’ sale of such assets was pursuant to a Purchase and Sale Agreement dated November 18, 2005 between Southern Company Gas and Gas South. The gross proceeds from the sale were approximately $131 million. This sale had no material impact on Southern Company’s net income for the six months ended June 30, 2006. As a result of the sale, Southern Company’s financial statements and related information reflect Southern Company Gas as discontinued operations.
GEORGIA POWER FAIR LABOR STANDARDS ACT LITIGATION
On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. The plaintiffs are seeking overtime compensation for on-call time for the three-year period prior to the filing of the action, liquidated damages in an amount equal to unpaid overtime compensation they say they have been denied, declaratory and injunctive relief, and attorney’s fees and expenses of litigation. Georgia Power believes that it has complied with the provisions of the Fair Labor Standards Act and is vigorously defending itself in this action. The ultimate outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	See Note 1 to the financial statements of Southern Company and the retail operating companies under “Stock Options” and Note 8 to the financial statements of Southern Company and the retail operating companies under “Stock Option Plan” in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company and the retail operating companies have not modified any of their stock option plans or outstanding stock options, nor have they changed the underlying valuation assumptions used in valuing the stock options. Employee stock options vest proportionately over a three-year service period, which each company recognizes on a straight-line basis. Prior to January 1, 2006, Southern Company accounted for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense was recognized because the exercise price of all options granted equaled the fair market value on the date of the grant.

Effective January 1, 2006, Southern Company and the retail operating companies adopted the fair value recognition provisions of FASB Statement No. 123(R), using the modified prospective method. Under that method, compensation cost recognized in the six-month period ended June 30, 2006 is recognized as the requisite service is rendered and includes: (a) compensation cost for the portion of share-based awards granted prior to and that are outstanding as of January 1, 2006, for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

For Southern Company and each of the retail operating companies, the adoption of Statement No. 123(R) has resulted in a reduction in earnings from continuing operations before income taxes, net income, and operating cash flows as follows (in millions):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Earnings
	Before			Earnings
	Income	Net	Operating	Before Income	Net	Operating
	Taxes	Income	Cash Flows [1]	Taxes	Income	Cash Flows [1]

Alabama Power	$0.4	$0.2	$0.2	$4.0	$2.4	$0.4
Georgia Power	0.6	0.4	0.2	4.3	2.7	0.6
Gulf Power	0.1	0.1	0.1	0.7	0.5	0.2
Mississippi Power	0.1	—	—	0.8	0.5	—
Southern Company	$3.1	$1.9	$0.5	$22.2	$13.7	$2.5

[1]	Financing cash flows have increased by the stated amount for Southern Company and each retail operating company, respectively.
Basic and diluted earnings per share from continuing operations for the three-month period ended June 30, 2006 would have remained as reported if Southern Company had not adopted Statement No. 123(R). For the six-month period ended June 30, 2006, basic and diluted earnings per share from continuing operations would have been $0.89 and $0.89, respectively, compared to reported basic and diluted earnings per share of $0.87 and $0.87, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the periods prior to the adoption of Statement No. 123(R), the pro forma impact of fair-value accounting for options granted on earnings from continuing operations and basic and diluted earnings per share is as follows:

	Three months ended June 30, 2005			Six months ended June 30, 2005
		Options			Options
	As	Impact	Pro	As	Impact	Pro
	Reported	After Tax	Forma	Reported	After Tax	Forma

Net income after dividends on preferred stock (in millions):
Alabama Power	$121.5	$0.2	$121.3	$214.9	$2.4	$212.5
Georgia Power	157.5	0.3	157.2	299.9	2.7	297.2
Gulf Power	21.5	0.1	21.4	36.1	0.5	35.6
Mississippi Power	25.7	—	25.7	42.6	0.5	42.1
Southern Company	$388.9	$1.7	$387.2	$706.4	$13.7	$692.7

Earnings per share (Dollars):
Basic	$0.52		$0.52	$0.95		$0.93
Diluted	$0.52		$0.52	$0.94		$0.92
The estimated fair values of stock options granted in 2006 and 2005 were derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of Southern Company’s stock over a period equal to the expected term. Southern Company uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the assumptions used in the pricing model and the weighted average grant-date fair value of stock options granted:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Expected volatility	16.7%	17.7%	16.9%	17.9%
Expected term (in years)	5	5	5	5
Interest rate	5.0%	3.8%	4.6%	3.9%
Dividend yield	4.8%	4.5%	4.4%	4.4%
Weighted average grant-date fair value	$3.82	$3.78	$4.15	$3.90
Southern Company and each of the retail operating companies’ activity under the stock option plan as of June 30, 2006, and changes during the six months then ended, is summarized below:

	Southern	Alabama	Georgia	Gulf	Mississippi
Shares Subject to Option	Company	Power	Power	Power	Power

Outstanding at December 31, 2005	31,347,355	5,227,985	6,705,891	1,099,549	1,444,438
Granted	6,633,437	1,147,804	1,337,949	240,825	253,762
Exercised	(849,420)	(156,316)	(200,929)	(48,607)	(20,797)
Canceled	(135,254)	(4,136)	(2,786)	—	—

Outstanding at June 30, 2006	36,996,118	6,215,337	7,840,125	1,291,767	1,677,403

Exercisable at June 30, 2006	24,119,197	3,986,933	5,198,898	821,990	1,180,538

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The number of stock options vested and expected to vest at June 30, 2006 is not significantly different from the number of stock options outstanding as detailed above.

	Southern	Alabama	Georgia	Gulf	Mississippi
Weighted-Average Exercise Price	Company	Power	Power	Power	Power

Outstanding at December 31, 2005	$27.13	$27.09	$26.82	$27.07	$26.86
Granted	33.81	33.81	33.81	33.81	33.81
Exercised	22.87	23.24	22.92	21.94	24.25
Canceled	31.30	24.52	32.23	—	—

Outstanding at June 30, 2006	$28.41	$28.43	$28.11	$28.52	$27.95

Exercisable at June 30, 2006	$26.10	$26.03	$25.77	$26.11	$25.94

At June 30, 2006	Southern	Alabama	Georgia	Gulf	Mississippi
(in millions unless stated)	Company	Power	Power	Power	Power

Weighted-Average Remaining Contractual Term – Outstanding (in years)	6.8	7.1	6.8	7.1	6.4
Weighted-Average Remaining Contractual Term – Exercisable (in years)	5.7	6.0	5.7	6.0	5.3
Aggregate Intrinsic Value – Outstanding	$150.7	$25.3	$34.2	$5.1	$7.5
Aggregate Intrinsic Value – Exercisable	$145.4	$24.3	$33.1	$5.0	$7.3
Six-month period
Total intrinsic value of options exercised during 2006	$9.3	$1.4	$2.3	$0.6	$0.2
Total intrinsic value of options exercised during 2005	$98.8	$16.1	$14.6	$3.2	$3.9
Southern Company and each of the retail operating companies’ total pre-tax compensation cost related to non-vested awards is expected to be recognized over the remaining three-year service period from the grant date and is approximately (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
	Company	Power	Power	Power	Power

Unrecognized compensation	$15.2	$2.2	$3.5	$0.7	$0.6
Southern Company has a policy of issuing shares to satisfy share option exercises. Historically, this has been satisfied by the issuance of new common shares; however, during January 2006, Southern Company started reissuing treasury shares that it had previously repurchased. Cash received from issuances related to option exercise under the share-based payment arrangements for the six-month periods ended June 30, 2006 and 2005 was $19.5 million and $147.7 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets (in millions).

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/05	Incurred	Settled	Accretion	Revisions	6/30/06
Alabama Power	$446.3	$—	$(2.3)	$14.8	$—	$458.8
Georgia Power	627.5	—	(0.4)	19.9	—	647.0
Gulf Power	15.3	—	—	(2.9)	—	12.4
Mississippi Power	15.4	—	—	0.5	(0.2)	15.7

Southern Company	$1,117.3	$—	$(2.8)	$32.7	$(0.2)	$1,147.0
(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to exercised options and outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

As reported shares	742,515	746,823	742,355	745,424
Effect of options	3,872	4,193	4,370	3,936
Diluted shares	746,387	751,016	746,725	749,360
(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and Note 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At June 30, 2006, the fair value gains/(losses) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/liabilities, net	$(60.2)	$(29.7)	$(24.2)	$(6.0)	$1.4	$—
Accumulated other comprehensive income (loss)	1.6	0.1	—	—	0.2	1.3
Net income (loss)	1.0	(0.1)	(0.1)	—	—	3.1

Total fair value gain/(loss)	$(57.6)	$(29.7)	$(24.3)	$(6.0)	$1.6	$4.4

For the six months ended June 30, 2006, the unrealized gain recognized in income for derivative energy contracts that are not hedges was $3.0 million for Southern Power and was immaterial for the other registrants, and for the six months ended June 30, 2005, the amounts were immaterial for all registrants.
The amounts reclassified from other comprehensive income to fuel expense for the three months and six months ended June 30, 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and six months ended June 30, 2006 and 2005. The amounts expected to be reclassified from other comprehensive income to revenue for the next twelve-month period to June 30, 2007 is a $1.4 million gain for Southern Power and is immaterial for the other registrants.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In June 2006, Southern Company entered into derivative transactions with an initial premium received of $1.6 million to reduce its exposure to a potential phase-out of certain income tax credits in 2006. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At June 30, 2006, the fair value of the derivatives was $2.3 million. For the three months and six months ended June 30, 2006, the fair value gain recognized in income to mark the transactions to market was $3.9 million. For the three months and six months ended June 30, 2005, the fair value expense recognized in income for similar derivative transactions was $1.2 million.

At June 30, 2006, Southern Company had $2.8 billion notional amount of interest rate derivatives outstanding with net fair value gains of $37.9 million as follows:
Fair Value Hedges

Fair Value Gain
				Hedge	(Loss)
	Notional	Fixed Rate	Variable Rate	Maturity	June 30, 2006
	Amount	Received	Paid	Date	(in millions)

Southern Company	$400 million	5.30%	6-month LIBOR (in arrears)less 0.10%	February 2007	$(1.2)

Cash Flow Hedges

					Fair Value
			Weighted Average	Hedge	Gain (Loss)
	Notional	Variable Rate	Fixed Rate	Maturity	June 30, 2006
	Amount	Received	Paid	Date	(in millions)

Alabama Power	$536 million	BMA Index	2.01%	January 2007	$6.4
Alabama Power*	$100 million	3-month LIBOR	6.15%	November 2017	0.6
Alabama Power*	$100 million	3-month LIBOR	6.15%	December 2017	0.7
Georgia Power*	$300 million	3-month LIBOR	5.75%	July 2037	12.9
Georgia Power**	$400 million	Floating	3.20 – 3.85%	December 2007	1.7
Georgia Power	$225 million	3-month LIBOR	5.29%	March 2017	7.4
Georgia Power	$150 million	3-month LIBOR	5.30%	December 2016	4.9
Georgia Power	$300 million	1-month LIBOR	2.67%	June 2007	3.3
Gulf Power	$80 million	3-month LIBOR	5.82%	October 2016	(0.5)
Savannah Electric***	$14 million	BMA Index	2.50%	December 2007	0.3
Southern Power	$200 million	3-month LIBOR	5.64%	September 2016	1.4

*	Interest rate collar (showing only the rate cap percentage)

**	Series of interest rate collars with variable rate based on one-month LIBOR (showing range of rate caps)

***	On July 1, 2006, this transaction was assumed by Georgia Power as part of the merger of Savannah Electric into Georgia Power.
The amount of ineffectiveness that has been recorded in net income for the three months and six months ended June 30, 2006 was a gain of $2.1 million. This gain related to a discontinued cash flow hedge of interest exposure on an expected debt issuance at Savannah Electric. Due to the merger of Savannah Electric into Georgia Power, this debt was not issued.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next twelve-month period ending June 30, 2007, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense.

(in millions)

Alabama Power	$6.3
Georgia Power	2.9
Gulf Power	(0.4)
Southern Power	(12.2)
Southern Company	$(3.1)
(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and six-month periods ended June 30, 2006 and 2005 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2006

Service cost	$38	$9	$13	$1	$2
Interest cost	75	19	28	4	4
Expected return on plan assets	(114)	(35)	(46)	(5)	(5)
Recognized net (gain)/loss	4	1	1	—	—
Net amortization	7	3	2	1	—

Net cost (income)	$10	$(3)	$(2)	$1	$1

Six Months Ended June 30, 2006

Service cost	$76	$18	$25	$3	$4
Interest cost	150	38	56	7	7
Expected return on plan assets	(228)	(70)	(91)	(10)	(9)
Recognized net (gain)/loss	8	2	2	—	—
Net amortization	14	5	4	1	—

Net cost (income)	$20	$(7)	$(4)	$1	$2

Three Months Ended June 30, 2005

Service cost	$35	$8	$11	$2	$2
Interest cost	72	19	27	3	3
Expected return on plan assets	(116)	(35)	(46)	(5)	(5)
Recognized net (gain)/loss	3	1	1	—	—
Net amortization	6	2	2	—	—

Net cost (income)	$—	$(5)	$(5)	$—	$—

Six Months Ended June 30, 2005

Service cost	$71	$17	$23	$4	$3
Interest cost	143	37	53	6	7
Expected return on plan assets	(231)	(70)	(92)	(10)	(9)
Recognized net (gain)/loss	6	1	2	—	—
Net amortization	11	4	3	—	—

Net cost (income)	$—	$(11)	$(11)	$—	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2006

Service cost	$8	$2	$2	$1	$1
Interest cost	24	7	11	1	1
Expected return on plan assets	(12)	(5)	(6)	(1)	(1)
Net amortization	10	3	5	—	1

Net cost (income)	$30	$7	$12	$1	$2

Six Months Ended June 30, 2006

Service cost	$15	$4	$5	$1	$1
Interest cost	49	13	21	2	2
Expected return on plan assets	(24)	(9)	(12)	(1)	(1)
Net amortization	21	6	10	—	1

Net cost (income)	$61	$14	$24	$2	$3

Three Months Ended June 30, 2005

Service cost	$7	$2	$3	$—	$—
Interest cost	24	7	10	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—
Net amortization	10	3	5	—	—

Net cost (income)	$30	$8	$12	$1	$1

Six Months Ended June 30, 2005

Service cost	$14	$4	$5	$1	$1
Interest cost	48	13	21	2	2
Expected return on plan assets	(22)	(8)	(11)	(1)	(1)
Net amortization	19	5	9	—	1

Net cost (income)	$59	$14	$24	$2	$3

(H)	See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Regulatory Matters” and “Merger of Georgia Power and Savannah Electric” and Georgia Power under “Retail Regulatory Matters — Merger” and “ — Fuel Cost Recovery” in Item 8 of the Form 10-K for information on the merger of Savannah Electric into Georgia Power and its impact on retail fuel cost recovery.

With respect to the merger, all required shareholder and regulatory approvals were received and, effective July 1, 2006, Savannah Electric was merged into Georgia Power. Prior to the merger, Southern Company was the sole common shareholder of both Georgia Power and Savannah Electric. At the time of the merger, each outstanding share of Savannah Electric common stock was cancelled, and Southern Company was issued an additional 1,500,000 shares of Georgia Power common stock, no par value per share. In addition, at the time of the merger, each outstanding share of Savannah Electric’s preferred stock was cancelled and converted into the right to receive one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share.

Following completion of the merger, the outstanding capital stock of Georgia Power consists of 9,261,500 shares of common stock, all of which are held by Southern Company, and 1,800,000 shares of preferred stock. In connection with the merger, Georgia Power also assumed all of Savannah Electric’s obligations under five series of senior notes outstanding at July 1, 2006, totaling $195 million, and the obligations of three series related to pollution control revenue bonds, totaling $18 million. In addition, Georgia Power assumed Savannah Electric’s commercial paper and extendible commercial note obligations of $84 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Savannah Electric’s separate SEC reporting obligations were terminated following the merger and its results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 and assets and liabilities as of June 30, 2006 and December 31, 2005 are included in the Southern Company condensed consolidated financial statements herein. Georgia Power will account for the merger in a manner similar to a pooling of interests, and Georgia Power’s financial statements will reflect the merger effective July 1, 2006.

In March 2006, Georgia Power and Savannah Electric filed a combined request with the Georgia PSC to change the fuel cost recovery rate effective July 1, 2006. On June 15, 2006, the Georgia PSC ruled on the request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The order provides for a combined ongoing fuel forecast, but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs as of June 30, 2006 are to be recovered over 35 months for customers in the former Georgia Power territory and over 41 months for customers in the former Savannah Electric territory. In accordance with the order, approximately $358 million has been reclassified from current assets to deferred charges and other assets on the balance sheet. As of June 30, 2006, the under recovered fuel balances of Georgia Power and Savannah Electric totaled approximately $850 million and $82 million, respectively. Such balances exceed the estimates used to determine the rates approved in the order for customers in the former Georgia Power territory and former Savannah Electric territory by $130 million and $4 million, respectively. The order also requires Georgia Power to file for a new fuel cost recovery rate, which would include a true-up of these balances, on a semi-annual basis, beginning September 30, 2006.

Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor will have no significant effect on Georgia Power’s revenues or net income but will increase cash flow.

The order also set a Merger Transition Adjustment (MTA) applicable to customers in the former Savannah Electric service territory so that the new fuel rate plus the MTA equals the applicable fuel rate paid by such customer as of June 30, 2006. Amounts collected under the MTA are being credited to customers in the former Georgia Power service territory through a Merger Transition Credit (MTC). The MTA and the MTC will be in effect until December 31, 2007, when Georgia Power’s base rates are scheduled to be adjusted.

(I)	See Note 1 to the financial statements of Southern Company and Mississippi Power under “Storm Damage Reserves” and “Provision for Property Damage,” respectively, and Note 3 to the financial statements of Southern Company and Mississippi Power under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information on how Mississippi Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property, as well as the specific impact of Hurricane Katrina on that reserve.

On June 28, 2006, the Mississippi PSC approved an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directs Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). The MDA has indicated that $360 million of CDBG will be available to utilities within the State of Mississippi impacted by Hurricane Katrina. All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
costs. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through the state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation.

The Mississippi PSC order also granted continuing authority to record a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The balance in the regulatory asset account at June 30, 2006 is $248.4 million, which is net of insurance proceeds of $80.1 million. These costs include approximately $142 million of capital additions and $106 million of operation and maintenance expenditures. For any future event causing damage to property beyond the balance in the reserve, the order also granted Mississippi Power the authority to record a regulatory asset. Mississippi Power would then apply to the Mississippi PSC for recovery of such amounts or for authority to otherwise dispose of the regulatory asset.

Mississippi Power expects to file the CDBG application with the MDA in the third quarter 2006, at which time the MDA is expected to assess applications and award grants. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. The final outcome of these matters cannot now be determined.

(J)	See Note 5 to the financial statements of Southern Company and Alabama Power in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC-approved accounting order to restore the natural disaster reserve, Alabama Power returned approximately $27.7 million of excess deferred income taxes to its retail customers in 2005. The impact of this entry was a significantly lower effective income tax rate for the six months ended June 30, 2005 when compared to the six months ended June 30, 2006 for Alabama Power and Southern Company. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K.

Southern Company has recorded reserves associated with a potential phase out of its synthetic fuel tax credits of $39.7 million in 2006. The impact of these reserves is an increase in Southern Company’s effective tax rate for the six months ended June 30, 2006 as compared to the same period in 2005.

(K)	See Note 1 to the financial statements of Southern Company and Gulf Power under “Storm Damage Reserves” and “Property Damage Reserve,” respectively, and Note 3 to the financial statements of Southern Company and Gulf Power under “Storm Damage Cost Recovery” and “Retail Regulatory Matters – Storm Damage Cost Recovery,” respectively, in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution facilities and the cost of uninsured damages to its generation facilities and other property, and the impact of recent hurricanes on that reserve. In September 2004, Hurricane Ivan hit the Gulf Coast of Florida and Alabama and caused significant damage to Gulf Power’s service area. In July and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States also causing significant damage within Gulf Power’s service area. As a result, Gulf Power has a deficit balance in the reserve at June 30, 2006 of $41.2 million.

In July 2006, the Florida PSC issued its order approving a stipulation and settlement between Gulf Power and several consumer groups that resolved all matters relating to Gulf Power’s request for recovery of incurred costs for storm recovery activities, the replenishment of Gulf Power’s property damage reserve, and the related request for permission to issue $87.2 million in securitized storm recovery bonds. The

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
order provides for an extension of the storm recovery surcharge currently being collected by Gulf Power for an additional 27 months, expiring in June 2009, in lieu of the requested issuance of storm recovery bonds.

According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm recovery costs of $53.3 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm recovery surcharge exceed the storm recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve.

The annual accrual to the reserve of $3.5 million and Gulf Power’s limited discretionary authority to make additional accruals to the reserve will continue as previously approved by the Florida PSC. As part of the March 2005 agreement regarding Hurricane Ivan costs that established the existing surcharge, Gulf Power agreed that it would not seek any additional increase in its base rates and charges to become effective on or before March 1, 2007. The terms of the stipulation do not alter or affect that portion of the prior agreement.

According to the order, in the case of future storms, if Gulf Power incurs cumulative costs for storm recovery activities in excess of $10 million during any calendar year, Gulf Power will be permitted to file a streamlined formal request for an interim surcharge. Any interim surcharge would provide for the recovery, subject to refund, of up to 80% of the claimed costs for storm recovery activities. Gulf Power would then petition the Florida PSC for full recovery through an additional surcharge or other cost recovery mechanism.

(L)	See Note 3 to the financial statements of Southern Company under “Plant Franklin Construction Project” and Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $172 million has been spent as of June 30, 2006. Construction is expected to be complete in 2008.

On May 31, 2006, Southern Power acquired all of the outstanding membership interests of DeSoto County Generating Company, LLC (DeSoto) from Progress Genco Ventures LLC, a subsidiary of Progress Energy, Inc. The results of DeSoto’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in DeSoto was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $79.2 million. The total purchase price was allocated to property, plant, and equipment and materials and supplies based on a preliminary assessment. Southern Power is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future refinement. The impact of these refinements is not known at this time. DeSoto owns a dual-fired generating plant near Arcadia, Florida with a nameplate capacity of 340 MW. The plant’s capacity and associated energy is sold under PPAs with Florida Power & Light Company that expire in 2007. This acquisition is in accordance with Southern Power’s overall regional growth strategy.

Southern Power revised its depreciation rates in March 2006. This change in estimate arises from changes in useful life assumptions of certain components of plant in service based on an engineering study completed in the first quarter of 2006. Depreciation rates by generating facility increased from a range of 2.5% to 2.9% to a range of 2.7% to 3.8%. These changes increase depreciation expense and reduce net income. As a result of these changes, net income was decreased by $0.9 million and $1.2 million for the second quarter and year-to-date 2006, respectively. The expected total impact on Southern Power’s net income for 2006 is a decrease of $3.2 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(M)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the retail operating companies and Southern Power. Net income and total assets for discontinued operations are included in the “Reconciling Eliminations” column. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the retail operating companies were $130 million and $217 million for the three months and six months ended June 30, 2006, respectively, and $110 million and $222 million for the three months and six months ended June 30, 2005, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Retail
	Operating	Southern			All	Reconciling
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
				(in millions)
Three Months Ended June 30, 2006:
Operating revenues	$3,489	$193	$(155)	$3,527	$103	$(38)	$3,592
Segment net income (loss)	362	32	—	394	(7)	(2)	385
Six Months Ended June 30, 2006:
Operating revenues	$6,453	$333	$(262)	$6,524	$207	$(76)	$6,655
Segment net income (loss)	601	52	—	653	(6)	—	647
Total assets at June 30, 2006	$37,082	$2,369	$(128)	$39,323	$1,989	(511)	$40,801

Three Months Ended June 30, 2005:
Operating revenues	$3,026	$149	$(126)	$3,049	$102	$(31)	$3,120
Segment net income (loss)	332	25	—	357	29	1	387
Six Months Ended June 30, 2005:
Operating revenues	$5,723	$302	$(259)	$5,766	$198	$(57)	$5,907
Segment net income (loss)	598	48	—	646	61	3	710
Total assets at December 31, 2005	$36,335	$2,303	$(179)	$38,459	$1,751	(333)	$39,877

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2006	$2,971	$440	$116	$3,527
Three Months Ended June 30, 2005	2,555	385	109	3,049

Six Months Ended June 30, 2006	$5,442	$855	$227	$6,524
Six Months Ended June 30, 2005	4,824	732	210	5,766

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 1A. Risk Factors.
See Item 1A. RISK FACTORS in Part 1 of the Form 10-K for the year ended December 31, 2005 for a discussion of the risk factors of Southern Company and the subsidiary registrants. For the quarter ended June 30, 2006, there have been no material changes to these risk factors.
Item 4. Submission of Matters to a Vote of Security Holders.
Southern Company

Southern Company held its annual meeting of shareholders on May 24, 2006. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

Nominees	Shares For	Shares Withheld
Juanita Powell Baranco	552,588,106	10,799,892
Dorrit J. Bern	553,345,486	10,042,512
Francis S. Blake	547,359,073	16,028,925
Thomas F. Chapman	535,100,191	28,287,807
Donald M. James	529,771,092	33,616,906
Zack T. Pate	553,654,462	9,733,536
J. Neal Purcell	553,624,682	9,763,316
David M. Ratcliffe	551,492,644	11,895,354
William G. Smith, Jr.	551,787,664	11,600,334
Gerald J. St. Pé	549,575,443	13,812,555
In addition, at the annual meeting, shareholders were asked to vote for the ratification of the appointment of auditors. The vote tabulation was 552,349,715 shares for, 5,319,789 shares against, and 5,718,494 shares abstaining. As a result of this vote, the audit appointment was ratified. Shareholders were also asked to vote to approve the 2006 Omnibus Incentive Compensation Plan. The vote tabulation was 343,902,796 shares for, 45,697,372 shares against, and 11,891,033 shares abstaining. As a result of this vote, the 2006 Omnibus Incentive Compensation Plan was approved.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
Alabama Power

Alabama Power held its annual meeting of common shareholders and preferred shareholders on April 28, 2006, and the following persons were elected to serve as directors of Alabama Power:

Whit Armstrong	Robert D. Powers
David J. Cooper, Sr.	David M. Ratcliffe
John D. Johns	C. Dowd Ritter
Patricia M. King	James H. Sanford
James K. Lowder	John C. Webb, IV
Charles D. McCrary	James W. Wright
Malcolm Portera
All 9,250,000 of the shares of Alabama Power’s common stock outstanding on the record date were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted.

In addition, at the annual meeting, shareholders were asked to vote for a proposed amendment to Alabama Power’s Articles of Incorporation, which would increase the authorized common stock from 15,000,000 shares to 25,000,000 shares, and would create a new class of securities to be issued by Alabama Power to be called preference stock. The vote tabulation was 9,250,000 shares for, 0 shares against, and 0 shares abstaining. As a result of this vote, the amendment was approved.

Georgia Power

By written consent, in lieu of the annual meeting of the sole shareholder of Georgia Power, effective May 17, 2006, the following persons were elected to serve as directors of Georgia Power:

Gus H. Bell, III	David M. Ratcliffe
Robert L. Brown, Jr.	D. Gary Thompson
Ronald D. Brown	Richard W. Ussery
Anna R. Cablik	William Jerry Vereen
Michael D. Garrett	E. Jenner Wood, III
By written consent, in lieu of a special meeting of the sole shareholder of Georgia Power, effective May 22, 2006, the sole shareholder approved (1) an amendment to the Charter of Georgia Power to amend and restate the terms of the Charter and establish a new series of Class A preferred stock designated as the “6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share” and (2) the merger agreement between Georgia Power and Savannah Electric and the merger of Savannah Electric into Georgia Power pursuant to the merger agreement.

All of the 7,761,500 outstanding shares of Georgia Power’s common stock were owned by Southern Company and were voted in favor of the nominees for directors, the amendment to the Charter, and the merger agreement and merger.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
Gulf Power

By written consent, in lieu of the annual meeting of stockholders of Gulf Power, effective June 27, 2006, the following persons were elected to serve as directors of Gulf Power:

C. LeDon Anchors	William A. Pullum
William C. Cramer, Jr.	Winston E. Scott
Fred C. Donovan, Sr.	Susan N. Story
All of the 992,717 outstanding shares of Gulf Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preference stock were entitled to vote.

Mississippi Power

Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 17, 2006, and the following persons were elected to serve as directors of Mississippi Power:

Tommy E. Dulaney	George A. Schloegel
Warren A. Hood, Jr.	Philip J. Terrell
Robert C. Khayat	Anthony J. Topazi
Aubrey B. Patterson, Jr.
All of the 1,121,000 outstanding shares of Mississippi Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.

Southern Power

By written consent, in lieu of the annual meeting of stockholders of Southern Power, effective April 12, 2006, the number of directors constituting the board of directors was set at four and the following persons were elected to serve as directors of Southern Power:

William P. Bowers	G. Edison Holland, Jr.
Thomas A. Fanning	David M. Ratcliffe
All of the 1,000 outstanding shares of Southern Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.
Item 5. Other Information.
Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power

On May 24, 2006, at Southern Company’s annual meeting of shareholders, Southern Company’s shareholders approved the Southern Company 2006 Omnibus Incentive Compensation Plan (Plan). See Item 4 above. Executive officers of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power will be eligible to participate in the Plan. A summary of the material terms of the Plan is included on pages 13 through 17 of Southern Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 13, 2006, and is incorporated by reference herein. The full text of the Plan is attached hereto as Exhibits 10(a)1, 10(b)1, 10(c)1, 10(d)1, and 10(e)1, and is incorporated by reference herein.

Item 6. Exhibits.
(3) Articles of Incorporation and By-Laws
Georgia Power

(c)1	—	Amendment to Charter of Georgia Power, dated June 27, 2006, which amended and restated the terms of the Charter and established the Georgia Power 6 1/8% Series Class A Preferred Stock. (Designated in Form 8-K dated June 27, 2006, File No. 1-6468, as Exhibit 3.1.)
(4) Instruments Describing Rights of Security Holders, Including Indentures
Alabama Power

(b)1	—	Thirty-Sixth Supplemental Indenture to Senior Note Indenture dated as of June 14, 2006. (Designated in Form 8-K dated June 7, 2006, File No. 1-3436, as Exhibit 4.2.)
Georgia Power

(c)1	—	Senior Note Indenture dated as of March 1, 1998 between Savannah Electric and The Bank of New York, as Trustee, and indentures supplemental thereto through December 9, 2004 (Designated in Form 8-K of Savannah Electric dated March 9, 1998, File No. 1-5072, as Exhibits 4.1 and 4.2, in Form 8-K of Savannah Electric dated May 8, 2001, File No. 1-5072, as Exhibits 4.2(a) and 4.2(b), in Form 8-K of Savannah Electric dated March 4, 2002, File No. 1-5072, as Exhibit 4.2, in Form 8-K of Savannah Electric dated November 4, 2002, File No. 1-5072, as Exhibit 4.2, in Form 8-K of Savannah Electric dated December 10, 2003, File No. 1-5072, as Exhibits 4.1 and 4.2 and in Form 8-K of Savannah Electric dated December 2, 2004, File No. 1-5072, as Exhibit 4.1).

(c)2	—	Eighth Supplemental Indenture, dated as of June 30, 2006, and effective as of July 1, 2006, between Georgia Power and The Bank of New York, as Trustee. (Designated in Form 8-K dated June 27, 2006, File No. 1-6468, as Exhibit 4.2.)
(10) Material Contracts
Southern Company

(a)1	—	Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006.

(a)2	—	Form of Award Agreement under Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006.
Alabama Power

(b)1	—	Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)1 herein.

(b)2	—	Form of Award Agreement under Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)2 herein.

Item 6. Exhibits. (continued)
Georgia Power

(c)1	—	Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)1 herein.

(c)2	—	Form of Award Agreement under Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)2 herein.

(c)3	—	1997 Deferred Compensation Plan for Directors of Savannah Electric, Amended and Restated effective October 26, 2000 (Designated in Savannah Electric’s Form 10-K for the year ended December 31, 2000, File No. 1-5072, as Exhibit 10(f)18).

Gulf Power

(d)1	—	Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)1 herein.

(d)2	—	Form of Award Agreement under Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)2 herein.

Mississippi Power

(e)1	—	Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)1 herein.

(e)2	—	Form of Award Agreement under Southern Company 2006 Omnibus Incentive Compensation Plan, effective January 1, 2006. See Exhibit 10(a)2 herein.

Southern Power

(f)1#	—	Multi-Year Credit Agreement dated as of July 7, 2006 by and among Southern Power, the Lenders (as defined therein), Citibank, N.A., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Initial Issuing Bank.

(f)2*#	—	Purchase and Sale Agreement by and between Progress Genco Ventures, LLC and Southern Power Company – DeSoto LLC dated May 8, 2006. (Designated in Form 8-K dated May 31, 2006, File No. 333-98553, as Exhibit 2.1.)

(f)3	—	Assignment and Assumption Agreement between Southern Power Company – Desoto LLC and Southern Power effective May 24, 2006. (Designated in Form 8-K dated May 31, 2006, File No. 333-98553, as Exhibit 2.2.)

(f)4*#	—	Purchase and Sale Agreement by and between Progress Genco Ventures, LLC and Southern Power Company – Rowan LLC dated May 8, 2006.

(f)5	—	Assignment and Assumption Agreement between Southern Power Company – Rowan LLC and Southern Power effective May 24, 2006.

Item 6. Exhibits. (continued)
(24) Power of Attorney and Resolutions
Southern Company

(a)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	—	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	—	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	—	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	—	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)
Georgia Power

(c)1	—	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	—	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	—	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	—	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	—	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	—	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	—	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	—	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	—	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	—	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	—	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)
Gulf Power

(d)	—	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	—	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	—	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

*	Southern Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Southern Power has omitted such portions from this filing and filed them separately with the SEC.

#	Omits schedules and exhibits. Southern Power agrees to provide supplementally the omitted schedules and exhibits to the SEC upon request.

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
Date: August 3, 2006

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
Date: August 3, 2006

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
Date: August 3, 2006

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
Date: August 3, 2006

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
Date: August 3, 2006

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
Date: August 3, 2006