Form 10-Q
period 2006-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; ALABAMA POWER CO; GEORGIA POWER CO
filed 2006-11-06
CIK 92122, 1160661, 66904, 44545, 3153, 41091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Large
	Accelerated	Accelerated	Non-accelerated
Registrant	Filer	Filer	Filer
The Southern Company	✓
Alabama Power Company			✓
Georgia Power Company			✓
Gulf Power Company			✓
Mississippi Power Company			✓
Southern Power Company			✓
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2006
The Southern Company	Par Value $5 Per Share	742,740,228
Alabama Power Company	Par Value $40 Per Share	10,250,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Savannah Electric and Power Company was merged into Georgia Power Company on July 1, 2006. Savannah Electric and Power Company’s separate Securities and Exchange Commission reporting obligations were terminated following the merger. Georgia Power Company accounted for the merger in a manner similar to a pooling of interests, and Georgia Power Company’s financial statements contained herein give effect to the merger as though it had occurred on January 1, 2005. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

		Page
		Number
	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	139
Item 1A.	Risk Factors	139
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	140
	Signatures	143

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
ALJ	Administrative law judge
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, and Southern Power for the year ended December 31, 2005 and, with respect to Southern Company, Amendment No. 1 and Amendment No. 2 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NOx	Nitrous oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the retail operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations, thereby promoting system reliability and economics.
PPA	Power Purchase Agreement
PSC	Public Service Commission
retail operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Savannah Electric	Savannah Electric and Power Company (merged into Georgia Power on July 1, 2006)
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Southern Company	The Southern Company
Southern Company system	Southern Company, the retail operating companies, Southern Power, and other subsidiaries
Southern Power	Southern Power Company

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, synthetic fuel investments, financing activities, completion of construction projects, impacts of adoption of new accounting rules, access to sources of capital, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy and population, and business growth (and declines);

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	fluctuations in the level of oil prices;

•	the level of production, if any, by the synthetic fuel operations at Carbontronics Synfuels Investors LP and Alabama Fuel Products, LLC for the remainder of fiscal year 2006 and fiscal year 2007;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$3,853,423	$3,672,355	$9,295,223	$8,496,255
Sales for resale	506,326	505,851	1,361,097	1,237,973
Other electric revenues	120,001	110,628	347,086	321,071
Other revenues	69,628	69,049	200,735	209,260

Total operating revenues	4,549,378	4,357,883	11,204,141	10,264,559

Operating Expenses:
Fuel	1,625,046	1,408,222	3,981,241	3,266,084
Purchased power	239,891	347,330	483,145	569,223
Other operations	603,346	641,098	1,753,719	1,729,717
Maintenance	236,647	206,823	793,569	760,890
Depreciation and amortization	300,104	298,385	896,562	875,869
Taxes other than income taxes	186,631	179,049	540,834	504,731

Total operating expenses	3,191,665	3,080,907	8,449,070	7,706,514

Operating Income	1,357,713	1,276,976	2,755,071	2,558,045
Other Income and (Expense):
Allowance for equity funds used during construction	11,847	9,974	33,772	40,844
Interest income	12,748	9,104	25,657	20,599
Equity in losses of unconsolidated subsidiaries	(133)	(36,891)	(44,985)	(89,569)
Leveraged lease income	16,787	18,666	52,489	55,591
Impairment loss on equity method investments	(695)	—	(15,969)	—
Interest expense, net of amounts capitalized	(185,189)	(162,176)	(542,259)	(455,378)
Interest expense to affiliate trusts	(30,550)	(31,930)	(91,819)	(95,791)
Preferred and preference dividends of subsidiaries	(9,120)	(7,425)	(26,141)	(22,229)
Other income (expense), net	(29,994)	6,182	(25,487)	(941)

Total other income and (expense)	(214,299)	(194,496)	(634,742)	(546,874)

Earnings From Continuing Operations Before Income Taxes	1,143,414	1,082,480	2,120,329	2,011,171
Income taxes	405,331	351,436	734,602	573,770

Earnings From Continuing Operations	738,083	731,044	1,385,727	1,437,401
Earnings from discontinued operations, net of income taxes of $(62), $(5,574), $(587), and $(3,398), respectively	(98)	(8,840)	(912)	(5,416)

Consolidated Net Income	$737,985	$722,204	$1,384,815	$1,431,985

Common Stock Data:
Earnings per share from continuing operations-
Basic	$0.99	$0.98	$1.87	$1.93
Diluted	$0.99	$0.98	$1.86	$1.92
Earnings per share including discontinued operations-
Basic	$0.99	$0.97	$1.86	$1.92
Diluted	$0.99	$0.97	$1.85	$1.91
Average number of basic shares of common stock outstanding (in thousands)	742,884	743,214	742,532	744,654
Average number of diluted shares of common stock outstanding (in thousands)	747,560	747,817	746,983	749,379
Cash dividends paid per share of common stock	$0.3875	$0.3725	$1.1475	$1.1025
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Consolidated net income	$1,384,815	$1,431,985
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	1,059,567	1,050,873
Deferred income taxes and investment tax credits	344,062	376,474
Allowance for equity funds used during construction	(33,772)	(40,844)
Equity in losses of unconsolidated subsidiaries	44,985	89,569
Leveraged lease income	(52,489)	(55,591)
Pension, postretirement, and other employee benefits	74,033	31,584
Stock option expense	25,045	—
Tax benefit of stock options	1,739	48,464
Hedge settlements	18,006	(19,860)
Storm damage accounting order	—	59,333
Other, net	45,321	(52,541)
Changes in certain current assets and liabilities —
Receivables	(460,092)	(975,754)
Fossil fuel stock	(136,720)	(41,240)
Materials and supplies	(56,559)	(41,753)
Other current assets	61,019	10,482
Accounts payable	(319,564)	24,023
Accrued taxes	185,626	207,394
Accrued compensation	(162,455)	(107,313)
Other current liabilities	(42,382)	84,567

Net cash provided from operating activities	1,980,185	2,079,852

Investing Activities:
Property additions	(2,112,780)	(1,628,744)
Nuclear decommissioning trust fund purchases	(572,932)	(473,585)
Nuclear decommissioning trust fund sales	566,052	464,886
Proceeds from property sales	148,427	9,470
Investment in unconsolidated subsidiaries	(55,884)	(86,110)
Cost of removal, net of salvage	(53,605)	(64,023)
Other	(67,749)	(61,588)

Net cash used for investing activities	(2,148,471)	(1,839,694)

Financing Activities:
Increase in notes payable, net	788,744	426,615
Proceeds —
Long-term debt	1,075,845	930,695
Common stock	30,804	208,722
Gross excess tax benefit of stock options	3,713	—
Redemptions —
Long-term debt	(550,176)	(576,109)
Long-term debt to affiliate trusts	(67,457)	—
Preferred and preference stock	(14,569)	—
Common stock repurchased	(117)	(331,420)
Special deposits — redemption funds	—	(2,481)
Payment of common stock dividends	(851,991)	(821,262)
Other	(30,524)	(27,028)

Net cash provided from (used for) financing activities	384,272	(192,268)

Net Change in Cash and Cash Equivalents	215,986	47,890
Cash and Cash Equivalents at Beginning of Period	202,111	368,449

Cash and Cash Equivalents at End of Period	$418,097	$416,339

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16,604 and $16,139 capitalized for 2006 and 2005, respectively)	$638,380	$501,622
Income taxes (net of refunds)	$245,941	$35,014
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$418,097	$202,111
Receivables —
Customer accounts receivable	1,174,710	868,665
Unbilled revenues	336,283	303,782
Under recovered regulatory clause revenues	751,812	754,522
Other accounts and notes receivable	314,466	409,685
Accumulated provision for uncollectible accounts	(37,709)	(37,510)
Fossil fuel stock, at average cost	557,180	402,579
Vacation pay	117,639	116,699
Materials and supplies, at average cost	715,746	665,754
Assets from risk management activities	33,772	124,607
Prepaid expenses	192,295	131,324
Other	208,247	262,659

Total current assets	4,782,538	4,204,877

Property, Plant, and Equipment:
In service	45,157,362	43,578,501
Less accumulated depreciation	16,406,713	15,727,300

	28,750,649	27,851,201
Nuclear fuel, at amortized cost	312,714	261,997
Construction work in progress	1,512,290	1,367,255

Total property, plant, and equipment	30,575,653	29,480,453

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,009,465	953,554
Leveraged leases	1,122,106	1,082,100
Other	325,107	337,236

Total other property and investments	2,456,678	2,372,890

Deferred Charges and Other Assets:
Deferred charges related to income taxes	915,905	936,729
Prepaid pension costs	1,026,359	1,021,797
Unamortized debt issuance expense	169,883	161,583
Unamortized loss on reacquired debt	296,578	309,409
Deferred under recovered regulatory clause revenues	720,224	530,668
Other regulatory assets	542,375	519,005
Other	549,526	339,294

Total deferred charges and other assets	4,220,850	3,818,485

Total Assets	$42,035,719	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$1,291,934	$900,699
Notes payable	2,046,173	1,257,428
Accounts payable	853,673	1,229,253
Customer deposits	241,503	219,781
Accrued taxes —
Income taxes	106,619	103,925
Other	407,449	318,978
Accrued interest	220,302	204,292
Accrued vacation pay	144,110	143,816
Accrued compensation	298,371	458,573
Other	374,470	403,606

Total current liabilities	5,984,604	5,240,351

Long-term Debt	10,989,564	10,957,903

Long-term Debt Payable to Affiliated Trusts	1,893,187	1,888,469

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	6,393,074	5,735,502
Deferred credits related to income taxes	293,097	311,083
Accumulated deferred investment tax credits	509,100	527,172
Employee benefit obligations	1,028,553	929,908
Asset retirement obligations	1,164,126	1,117,280
Other cost of removal obligations	1,306,724	1,295,215
Other regulatory liabilities	283,384	323,180
Other	307,640	265,838

Total deferred credits and other liabilities	11,285,698	10,505,178

Total Liabilities	30,153,053	28,591,901

Preferred and Preference Stock of Subsidiaries	596,713	595,626

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — September 30, 2006: 751,862,546 Shares; — December 31, 2005: 751,810,927 Shares
Treasury — September 30, 2006: 9,122,318 Shares; — December 31, 2005: 10,362,970 Shares
Par value	3,759,313	3,759,055
Paid-in capital	1,102,333	1,084,799
Treasury, at cost	(316,462)	(358,892)
Retained earnings	6,865,153	6,332,023
Accumulated other comprehensive loss	(124,384)	(127,807)

Total Common Stockholders’ Equity	11,285,953	10,689,178

Total Liabilities and Stockholders’ Equity	$42,035,719	$39,876,705

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Consolidated Net Income	$737,985	$722,204	$1,384,815	$1,431,985
Other comprehensive income (loss) — continuing operations:
Change in fair value of marketable securities, net of tax of $365, $(917), $4,772, and $(2,992), respectively	866	(2,140)	7,721	(6,064)
Changes in fair value of qualifying hedges, net of tax of $(18,019), $17,007, $(3,634), and $5,622, respectively	(28,556)	27,442	(5,645)	9,072
Reclassification adjustment for amounts included in net income, net of tax of $(646), $1,038, $(340), and $3,438, respectively	1,059	1,597	1,347	5,002

Total other comprehensive income — continuing operations	(26,631)	26,899	3,423	8,010

Other comprehensive income — discontinued operations:
Changes in fair value of qualifying hedges, net of tax of $1,369 and $2,010, respectively	—	2,169	—	3,187
Reclassification adjustment for amounts included in net income, net of tax of $(198) and $400, respectively	—	(314)	—	634

Total other comprehensive income — discontinued operations	—	1,855	—	3,821

COMPREHENSIVE INCOME	$711,354	$750,958	$1,388,238	$1,443,816

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The SOUTHERN System – “Retail Operating Companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K. For information regarding the synthetic fuel investments, see Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein.
     Hurricanes Dennis and Katrina hit Southern Company’s service territory in July and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Southern Company has incurred significant restoration costs. In addition, fuel costs at each of the retail operating companies rose significantly during 2005 and the first nine months of 2006. Southern Company continues to make significant progress in working with its regulators to develop methods to enable the timely recovery of these costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters” of Southern Company in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters” and Notes (H), (I), and (K) to the Condensed Financial Statements herein for additional information.
     Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Southern Company’s third quarter 2006 earnings were $738.0 million ($0.99 per share) compared with $722.2 million ($0.97 per share) for third quarter 2005. The increase in earnings for the third quarter 2006 resulted primarily from higher revenues due to sustained economic strength and customer growth in the Southern Company service area when compared to the same period in 2005. The increase to earnings was partially offset by higher maintenance expense, reduced earnings associated with synthetic fuel investments, and higher interest expense when compared to the same period in 2005.
     Southern Company’s year-to-date 2006 earnings were $1.38 billion ($1.86 per share) compared with $1.43 billion ($1.92 per share) for year-to-date 2005. The decrease in earnings year-to-date 2006 resulted primarily from higher other operations expense, higher maintenance expense, an increase in depreciation and amortization, reduced earnings associated with synthetic fuel investments, and higher interest expense when compared to year-to-date 2005. The decrease to earnings was partially offset by an increase in revenues due to sustained economic strength, customer growth, and warmer weather in the Southern Company service area when compared to year-to-date 2005.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail revenues	$181,068	4.9	$798,968	9.4
Sales for resale	475	0.1	123,124	9.9
Other electric revenues	9,373	8.5	26,015	8.1
Fuel expense	216,824	15.4	715,157	21.9
Purchased power expense	(107,439)	(30.9)	(86,078)	(15.1)
Other operations expense	(37,752)	(5.9)	24,002	1.4
Maintenance expense	29,824	14.4	32,679	4.3
Depreciation and amortization	1,719	0.6	20,693	2.4
Taxes other than income taxes	7,582	4.2	36,103	7.2
Allowance for equity funds used during construction	1,873	18.8	(7,072)	(17.3)
Equity in losses of unconsolidated subsidiaries	(36,758)	(99.6)	(44,584)	(49.8)
Impairment loss on equity method investments	695	N/M	15,969	N/M
Interest expense, net of amounts capitalized	23,013	14.2	86,881	19.1
Other income (expense), net	(36,176)	N/M	(24,546)	N/M
Income taxes	53,895	15.3	160,832	28.0

N/M – Not meaningful
Retail revenues
     In the third quarter 2006, retail revenues increased by $181.1 million when compared to third quarter 2005. Excluding changes in revenues related to certain cost recovery mechanisms such as fuel and storm damage which generally have no effect on net income, retail revenues increased $20 million in the third quarter of 2006 when compared to the same period in 2005. The primary driver for this increase was a 2.3% increase in retail KWH sales. Weather-adjusted average consumption by retail customers increased 2.4% when compared to the same period in 2005. The increase in retail revenues was partially offset by a decrease in revenues associated with lower market-based rates to large commercial and industrial customers.
     For year-to-date 2006, retail revenues increased by $799.0 million when compared to the same period in 2005. Excluding changes in fuel and other cost recovery mechanisms, retail revenues increased $164 million year-to-date 2006 when compared to the same period in 2005. The primary driver for this increase was a 2.4% increase in retail KWH sales. Weather-adjusted average consumption by retail customers increased 1.4% when compared to the same period in 2005.
     Favorable weather and continued customer and demand growth from sustained economic strength in the Southeast contributed to the third quarter and year-to-date 2006 increases in KWH sales. The number of retail customers increased by 1.8% as of September 2006 compared to September 2005.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail – prior year	$3,672		$8,496
Change in —
Base rates	17	0.4	49	0.6
Sales growth	(4)	(0.1)	53	0.6
Weather	7	0.2	62	0.7
Fuel cost recovery	139	3.8	574	6.8
Other cost recovery	22	0.6	61	0.7

Retail – current year	$3,853	4.9%	$9,295	9.4%

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales for resale
     In the third quarter 2006, sales for resale were flat when compared to the same period in 2005.
     For year-to-date 2006, sales for resale increased $123.1 million over the same period in 2005. The year-to-date 2006 increase reflects a rise in fuel revenues due to a 16.6% increase in the average unit cost of fuel per net KWH generated when compared to year-to-date 2005. New wholesale contracts and additional revenue on existing wholesale contracts also contributed to the increase over year-to-date 2005.
Other electric revenues
     In the third quarter 2006, other electric revenues increased $9.4 million as a result of an increase in rent from electric property of $2.9 million, an increase in customer fees of $2.6 million, an increase in transmission revenues of $2.0 million, and an increase in outdoor lighting revenues of $1.9 million when compared to the same period in 2005.
     For year-to-date 2006, other electric revenues increased $26.0 million as a result of an increase in transmission revenues of $13.4 million, an increase in outdoor lighting revenues of $4.9 million, an increase in customer fees of $4.7 million, and an increase in rent from electric property of $3.3 million when compared to year-to-date 2005.
     Transmission revenues are generally offset by related expenses and do not significantly affect net income.
Fuel expense and Purchased power expense
     Fuel expense and purchased power expense increased $109.4 million in the third quarter 2006 over the third quarter 2005 due to a $63.6 million increase in the cost of fuel and a $45.8 million increase related to total KWHs generated and purchased.
     Fuel expense and purchased power expense increased $629.1 million year-to-date 2006 over the same period in 2005 due to a $519.5 million increase in the cost of fuel and a $109.6 million increase related to total KWHs generated and purchased.
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
Other operations expense
     In the third quarter 2006, other operations expense decreased $37.8 million when compared with the same period in 2005 primarily due to a decrease in administrative and general expense of $46.4 million as a result of lower salaries and wages expense and lower shared services expense, as well as a $5.4 million decrease in other production expense. The third quarter 2006 decrease was partially offset by a $10.0 million increase in transmission and distribution expense and an increase in customer service and sales expense of $4.0 million resulting primarily from technology costs, promotional expenses for energy efficiency programs, and an increase in bad debt expense.
     For year-to-date 2006, other operations expense increased $24.0 million when compared with the same period in 2005 primarily due to a $25.6 million increase in transmission and distribution expense; an increase in customer service and sales expense of $19.7 million resulting primarily from technology costs, promotional expenses for energy efficiency programs, and an increase in bad debt expense; and a $1.3 million increase in other production expense. The year-to-date 2006 increase was partially offset by a $22.6 million decrease in administrative and general expense. The decrease in administrative and general expense was the result of lower salaries and wages expense and lower shared services expense, partially offset by additional compensation related to expensing of stock options, primarily in the first quarter of 2006.
     Other production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.
Maintenance expense
     In the third quarter 2006, maintenance expense increased $29.8 million when compared to the same period in 2005. The increase was primarily the result of a $24.0 million increase in transmission and distribution

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expense, a $4.5 million increase in other production expense, and a $1.3 million increase in administrative and general expense.
     In the first quarter of 2005, Alabama Power recorded $45 million of expenses in accordance with an accounting order approved by the Alabama PSC to offset the costs of Hurricane Ivan and restore the natural disaster reserve. In accordance with the accounting order, Alabama Power also returned certain regulatory liabilities related to deferred taxes to its retail customers; therefore, the combined effects of this accounting order had no impact on net income. See Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information. For year-to-date 2006, maintenance expense increased $32.7 million when compared to the same period in 2005. Excluding the impact of the $45 million Alabama Power accounting order, year-to-date 2006 maintenance expense increased $77.7 million over the same period in 2005. The increase was primarily the result of a $56.7 million increase in transmission and distribution expense, a $17.2 million increase in other production expense, and a $3.8 million increase in administrative and general expense.
     Other production, transmission, and distribution expenses fluctuate from year to year due to timing of plant outages and system maintenance projects as well as normal increases in costs.
Depreciation and amortization
     The third quarter 2006 increase in depreciation and amortization when compared to the third quarter 2005 was not material.
     For year-to-date 2006, depreciation and amortization increased $20.7 million when compared with the same period in 2005. This increase is primarily the result of increases in depreciable property, plant, and equipment, including Southern Power’s Plants Oleander, DeSoto, and Rowan, acquired in June 2005, June 2006, and September 2006, respectively, as well as increases in depreciation rates and changes in the estimated lives of depreciable assets. The year-to-date 2006 increase was partially offset by a decrease in amortization of the regulatory liability related to additional Plant Daniel capacity at Mississippi Power and a decrease in amortization at Georgia Power related to the inclusion of new certified PPAs in retail rates on a levelized basis over a three-year period as ordered by the Georgia PSC under the terms of the retail rate order effective January 1, 2005.
Taxes other than income taxes
     The $7.6 million and $36.1 million increases in taxes other than income taxes in the third quarter and year-to-date 2006, respectively, when compared with the same periods in 2005 were primarily due to increases in municipal franchise and gross receipts taxes associated with increases in revenues from energy sales. An increase in property taxes associated with changes in property tax rates, changes in the assessed value of properties, and increases in total property value also contributed to the increases over third quarter and year-to-date 2005.
Allowance for equity funds used during construction
     The third quarter 2006 increase in allowance for equity funds used during construction when compared to the third quarter 2005 was not material.
     For year-to-date 2006, allowance for equity funds used during construction decreased $7.1 million when compared to the same period in 2005 primarily as a result of the completion of the Plant McIntosh combined cycle units 10 and 11 by Georgia Power in June 2005.
Equity in losses of unconsolidated subsidiaries
     Southern Company has made investments in two synthetic fuel production facilities that generate operating losses. These investments also allow Southern Company to claim federal income tax credits that offset these operating losses and make the projects profitable. The $36.8 million and $44.6 million decreases in equity in losses of unconsolidated subsidiaries in the third quarter and year-to-date 2006, respectively, when compared with the same periods in 2005, were primarily a result of terminating Southern Company’s membership interest in one of the synthetic fuel entities which reduced the amount of Southern Company’s share of the losses and, therefore, the funding obligation for the third quarter and year-to-date 2006. These decreases also resulted from lower operating expenses while the production facilities at the other synthetic fuel entity were idled from May to

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
Impairment loss on equity method investments
     The third quarter 2006 increase in impairment loss on equity method investments when compared to the third quarter 2005 was not material.
     For year-to-date 2006, impairment loss on equity method investments increased $16.0 million when compared with the same period in 2005. In June 2006, Southern Company recorded a $15.3 million impairment associated with its investments in synthetic fuels. In May 2006, production at one of the synthetic fuel investments was idled due to a projected phase-out of tax credits because of high oil prices. Effective July 1, 2006, Southern Company terminated its membership interest in the other synthetic fuel investment. Southern Company will not be entitled to any further tax credits from this investment. As a result of these actions and the projected continued phase-out of tax credits due to high oil prices, the investments in these two synthetic fuel entities were considered fully impaired. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
Interest expense, net of amounts capitalized
     In the third quarter 2006, interest charges and other financing costs increased $23.0 million when compared to the third quarter 2005 as a result of increases in notes payable and long-term debt outstanding for the third quarter 2006, as well as an increase in average interest rates on variable rate debt. Variable rates on pollution control bonds are highly correlated with the BMA Municipal Swap Index, which averaged 3.6% in the third quarter 2006, compared to 2.4% in the third quarter 2005. Variable rates on commercial paper and senior notes are highly correlated with the one-month LIBOR, which averaged 5.3% in the third quarter 2006, compared to 3.6% in the third quarter 2005.
     For year-to-date 2006, interest charges and other financing costs increased $86.9 million when compared to the same period in 2005 as a result of increases in notes payable and long-term debt outstanding for year-to-date 2006, as well as an increase in average interest rates on variable rate debt. The BMA Municipal Swap Index averaged 3.4% year-to-date 2006, compared to 2.3% year-to-date 2005. The one-month LIBOR averaged 5.0% year-to-date 2006, compared to 3.1% year-to-date 2005. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
Other income (expense), net
     In the third quarter 2006, other income (expense), net decreased $36.2 million when compared to the same period in 2005 as a result of a $43.9 million decrease related to changes in the value of derivative transactions, partially offset by a $2.2 million increase in miscellaneous income items and a $6.7 million decrease in miscellaneous income deductions.
     For the year-to-date 2006, other income (expense), net decreased $24.5 million when compared to the same period in 2005 as a result of a $35.8 million decrease related to changes in the value of derivative transactions, as well as Alabama Power’s recognition of $5.0 million associated with the consent decree entered in the NSR litigation. See Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “NEW SOURCE REVIEW ACTIONS – New Source Review Litigation” herein for further information. These decreases were partially offset by the release of $6.3 million in certain obligations associated with Southern Company’s synthetic fuel investments which was terminated effective July 1, 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
Income taxes
     In the third quarter 2006, income taxes increased $53.9 million when compared to the same period in 2005 due to higher taxable earnings and a $51.6 million decrease in synthetic fuel tax credits as a result of terminating

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the membership interest in one of the synthetic fuel entities and curtailing production at the other synthetic fuel entity from May to September 2006. The increase in income tax expense was partially offset by $12.7 million of tax credit reserves which were released due to a decline in oil prices in the third quarter of 2006.
     For year-to-date 2006, income taxes increased $160.8 million when compared to the same period in 2005 due to higher taxable earnings and a $60.0 million decrease in synthetic fuel tax credits as a result of terminating the membership interest in one of the synthetic fuel entities and curtailing production at the other synthetic fuel entity from May to September 2006. In addition, $27.0 million of tax credit reserves was recorded in 2006 due to an anticipated phase-out of synthetic fuel tax credits. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information. Also contributing to the year-to-date 2006 increase was the $45 million Alabama PSC accounting order recorded in the first quarter 2005, discussed under “Maintenance expense” above.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree required Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On August 14, 2006, the district court granted Alabama Power’s motion for summary judgment and entered a final judgment in favor of Alabama Power on the EPA’s claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Eleventh Circuit. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
New Source Review Reform Rules
On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company or its subsidiaries. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 of the Form 10-K for additional information.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. On September 21, 2006, the EPA published a final rule lowering the 24-hour fine particulate matter standard even further and plans to designate nonattainment areas based on the new standard by December 2009. On September 30, 2006, the EPA also published its final rule for implementation of the existing fine particulate matter standard. State plans for addressing the nonattainment designations under the existing standard are required by April 2008 and could require further reductions in SO2 and NOx emissions from power plants. The final outcome of this matter cannot be determined at this time.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
Birmingham Area Eight-Hour Ozone Attainment Redesignation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the eight-hour ozone air quality standard. On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
redesignate the Birmingham eight-hour ozone nonattainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $19.7 million for the Southern Company system. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such sales through September 30, 2006 is not expected to exceed $54.2 million, of which $15.5 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
The retail operating companies each have established fuel cost recovery rates approved by their respective state PSCs. In 2005 and the first nine months of 2006, the retail operating companies have experienced higher than expected fuel costs for coal and gas. These higher fuel costs have increased the under recovered fuel costs included in the balance sheets to approximately $1.4 billion at September 30, 2006. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The retail operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
     In March 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006, the effective date of the merger of Savannah Electric into Georgia Power. On June 15, 2006, the Georgia PSC ruled on the request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The Georgia PSC order provided for a combined ongoing fuel forecast but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs are to be recovered over 35 months ending May 2009 for customers in the former Georgia Power territory and over 41 months ending November 2009 for customers in the former Savannah Electric territory. The order also required Georgia Power to file for a new fuel cost recovery rate on a semi-annual basis, beginning in September 2006. Accordingly, on September 15, 2006, Georgia Power filed a request to recover fuel costs incurred through August 2006 by increasing the fuel cost recovery rate. In October 2006, Georgia

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Power agreed with the Georgia PSC to file a supplementary request, by November 13, 2006, reflecting a forecast of annual fuel costs, as well as updated information for previously incurred fuel costs. The Georgia PSC is scheduled to rule on the entire request in February 2007, with the new rates to become effective on March 1, 2007. As of September 30, 2006, Georgia Power had an under recovered fuel balance of approximately $952 million, of which $762 million is currently included in the fuel cost recovery rate. See Note (H) to the Condensed Financial Statements herein for additional information.
Storm Damage Cost Recovery
In July 2005 and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Southern Company’s service area, including portions of the service areas of Gulf Power, Alabama Power, and Mississippi Power. In addition, Hurricane Ivan hit the Gulf coast of Florida and Alabama in September 2004, causing significant damage to the service areas of both Gulf Power and Alabama Power. Each retail operating company maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. In addition, each of the affected retail operating companies has been authorized by its state PSC to defer the portion of the hurricane restoration costs that exceeded the balance in its storm damage reserve account. As of September 30, 2006, the deficit balance in Southern Company’s storm damage reserve accounts totaled approximately $367 million, of which approximately $59 million and $308 million, respectively, are included in the Condensed Balance Sheets herein under “Other Current Assets” and “Other Regulatory Assets.” See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Storm Damage Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
     In June 2006, the Mississippi PSC issued an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directed Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration costs and will be used to significantly mitigate the impacts of the cost of storm restoration on Mississippi Power’s customers. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through the state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation. Mississippi Power filed the CDBG application with the MDA in September 2006. On October 30, 2006, Mississippi Power received from the MDA a CDBG in the amount of $276.4 million. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. On October 27, 2006, the Mississippi PSC issued a financing order that authorizes the issuance of $121.2 million of system restoration bonds. This amount includes $25.2 million for the retail storm recovery costs not covered by the CDBG, $60 million for a property damage reserve, and $36 million for the retail portion of the construction of the storm operations facility. The bonds will be issued by the Mississippi State Bond Commission and will represent an obligation of the State of Mississippi. The final outcome of this matter cannot now be determined. See Note (I) to the Condensed Financial Statements herein for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In July 2006, the Florida PSC issued its order approving a stipulation and settlement between Gulf Power and several consumer groups that resolved all matters relating to Gulf Power’s request for recovery of incurred costs for storm-recovery activities, the replenishment of Gulf Power’s property damage reserve, and the related request for permission to issue $87.2 million in securitized storm-recovery bonds. The order provides for an extension of the storm-recovery surcharge currently being collected by Gulf Power for an additional 27 months, expiring in June 2009, in lieu of the requested issuance of storm-recovery bonds. According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm-recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm-recovery costs of $52.6 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm-recovery surcharge exceed the storm-recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve. See Note (K) to the Condensed Financial Statements herein for additional information.
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
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters - Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. In July 2006, the FASB released new guidance for the accounting for both leveraged leases and uncertain tax positions that will be effective beginning in 2007. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the new standard for leveraged leases will require Southern Company to change the timing of income recognized under the lease, including a cumulative effect upon adoption of the change. Southern Company estimates such cumulative effect will reduce Southern Company’s retained earnings by approximately $17 million. The impact of these proposed changes related to the sale-in-lease-out (SILO) transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable.
     In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000-2001 and has filed a claim for refund. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. Southern Company has accounted for this payment as a deposit. This payment, along with the anticipated disallowance of the claim, will close the issue with the IRS and Southern Company plans to then proceed to litigate this matter. The IRS has also raised the SILO and related penalty issues for tax years 2002 and 2003. The estimated amount of disputed tax and interest for these years is approximately $90 million and $17 million, respectively, along with a related penalty of approximately $9 million. A current liability of $107 million was recorded in the third quarter 2006 to reflect the probable payment of tax and interest for these tax years to the IRS in the fourth quarter 2006. Southern Company believes these transactions are valid leases for U.S. tax purposes and will continue to defend this position through administrative appeals or litigation. The ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has made investments in two entities that produce synthetic fuel and receive tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, has continued to monitor oil prices. Reserves against these tax credits of $27 million have been recorded in the first nine months of 2006 due to projected phase-outs of the credits in 2006 as a result of current and projected future oil prices. See Note (J) to the Condensed Financial Statements herein for additional information regarding the impact of these reserves on the effective tax rate.
     In May 2006, production at one of the synthetic fuel investments was idled due to continued uncertainty over the value of tax credits. In addition, Southern Company entered into an agreement in June 2006 which terminated its ownership interest in its other synthetic fuel investment, effective July 1, 2006. In the first nine months of 2006, Southern Company entered into derivative transactions designed to reduce its exposure to changes in the value of tax credits associated with its synthetic fuel investments. These derivative transactions will be marked to market over the remainder of the year through other income (expense), net. As a result of these actions and the projected continued phase out of tax credits because of high oil prices, the investments in these two synthetic fuel entities were considered fully impaired and approximately $16 million was written off and is reflected in the line item “Impairment loss on equity method investments” on Southern Company’s income statement herein. In September 2006, due to reduced oil prices in the third quarter, production was restarted at the synthetic fuel facility in which Southern Company still has an ownership interest. In October 2006, Southern Company entered into additional derivative transactions to reduce its exposure to the potential phase-out of these income tax credits in 2007. See Note (F) to the Condensed Financial Statements herein for additional information regarding the impact of these derivatives. The final outcome of these matters cannot now be determined.
Other Matters
See Note 3 to the financial statements of Southern Company under “Plant Franklin Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $176 million had been spent as of September 30, 2006. Construction is expected to be complete in 2008.
     Effective June 1, 2006, Southern Power acquired all of the outstanding membership interests of DeSoto County Generating Company, LLC (DeSoto) from Progress Genco Ventures LLC, a subsidiary of Progress Energy, Inc. The results of DeSoto’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in DeSoto was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $79.2 million. DeSoto owns a dual-fired generating plant near Arcadia, Florida with a nameplate capacity of 340 MW. The plant’s capacity and associated energy is sold under PPAs with Florida Power & Light Company that expire in 2007.
     Effective September 1, 2006, Southern Power also acquired all of the outstanding membership interests of Rowan County Power, LLC (Rowan) from the same subsidiary of Progress Energy, Inc. Rowan owns a dual-fired generating plant near Salisbury, North Carolina with a nameplate capacity of 985 MW. The purchase price was $328.8 million. Substantially all of the plant’s capacity and associated energy is sold under PPAs with Duke Power, Energy United Electric Membership Corporation, and North Carolina Municipal Power Agency No. 1 that expire at various times through 2025.
     On March 16, 2006, a subsidiary of Southern Company entered into a development agreement with Duke Energy Corporation (Duke) to evaluate the potential construction of a new two-unit nuclear plant at a jointly owned site in Cherokee County, South Carolina. If constructed, Southern Company would own an interest in Unit 1, representing approximately 500 MW. Duke will be the developer and licensed operator of any plant built at the site.

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leveraged Leases
Also in July 2006, the FASB issued FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This staff position amends SFAS No. 13, “Accounting for Leases” to require recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised. Southern Company plans to adopt FSP 13-2 on January 1, 2007. This adoption will require Southern Company to recognize a cumulative effect of a $17 million decrease to retained earnings as of January 1, 2007 related to the LILO transaction settled with the IRS in February 2005. See FUTURE EARNINGS POTENTIAL - “Income Tax Matters – Leveraged Lease Transactions” above and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further details about the effect of FSP 13-2.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Southern Company will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Pensions and Other Postretirement Plans
The FASB issued FASB Statement No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This standard requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefits plans on the balance sheet. Southern Company will adopt SFAS No. 158 with a prospective application as of December 31, 2006 and is currently assessing the requirements under this standard. The impact on Southern Company’s balance sheet has not yet been determined. SFAS No. 158 also requires employers to measure the funded status of plan assets and obligations as of the year-end balance sheet date. The new measurement date requirement is effective for Southern Company as of December 31, 2008 and will require recognition of the net periodic benefit cost for the three-month transition period between September 30 and December 31, 2007 through retained earnings as of January 1, 2008.
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Southern Company for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Southern Company’s financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Net cash provided from operating activities totaled $2.0 billion for first nine months of 2006, compared to $2.1 billion for the corresponding period in 2005. The $100 million decrease is primarily due to increases in fuel and storm damage costs and discontinued operations associated with the sale of Southern Company Gas assets. For additional information regarding the sale of Southern Company Gas assets, see Note (B) to the Condensed Financial Statements herein under “SOUTHERN COMPANY GAS SALE.” Gross property additions to utility plant were $2.2 billion in the first nine months of 2006.
     Significant balance sheet changes for the first nine months of the year include a $789 million increase in notes payable used primarily for plant acquisitions, construction expenditures, and general corporate purposes. Property, plant, and equipment increased $1.1 billion during the first nine months of 2006 primarily from the DeSoto and Rowan plant acquisitions, the purchase and installation of environmental equipment, and transmission and distribution construction. See Note (L) to the Condensed Financial Statements herein for additional information on the DeSoto and Rowan acquisitions.
     The market price of Southern Company’s common stock at September 30, 2006 was $34.46 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $15.20 per share, representing a market-to-book ratio of 227%, compared to $34.53, $14.42, and 240%, respectively, at the end of 2005. The dividend for the third quarter 2006 was $0.3875 per share compared to $0.3725 per share in the third quarter 2005.
     Southern Company, the retail operating companies, Southern Power, and SCS have each maintained investment grade ratings from the major rating agencies.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $1.3 billion will be required by September 30, 2007 for redemptions and maturities of long-term debt.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, primarily operating cash flows, with capital contributions from Southern Company, short-term debt, and external security issuances providing additional funds. However, the amount, type, and timing of any financings, if needed, will depend upon maintenance of adequate earnings, prevailing market conditions, regulatory approval, and other factors. Mississippi Power is considering other sources of funding for storm-recovery costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, the Southern Company system had at September 30, 2006 approximately $418 million of cash and cash equivalents and approximately $3.4 billion of unused credit arrangements with banks, of which $131 million expire in 2006 and $3.3 billion expire in 2007 and beyond. Of the facilities maturing in 2006, $50 million contain provisions allowing one-year term loans executable at the expiration date and $73 million contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At September 30, 2006, the Southern Company system had outstanding commercial paper of $1.8 billion, bank notes of $250 million, and extendible commercial notes of $28.3 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At September 30, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $258 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $716 million. In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Power Company LLC that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the contract. See Note (L) to the Condensed Financial Statements herein for additional information regarding the acquisition. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Southern Company’s operating subsidiaries are also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Southern Company’s total exposure to these types of agreements was approximately $25 million.
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The retail operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.
     The fair value of derivative energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in millions)
Contracts beginning of period	$(57.6)	$100.5
Contracts realized or settled	50.0	62.4
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(79.9)	(250.4)

Contracts at September 30, 2006	$(87.5)	$(87.5)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$(91.3)	$(76.2)	$(15.1)
External sources	3.8	3.8	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$(87.5)	$(72.4)	$(15.1)

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to the retail operating companies’ fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the retail operating companies’ fuel cost recovery clauses. In addition, unrealized gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the income statement as incurred. At September 30, 2006, the fair value gain / (loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory assets, net	$(86.9)
Accumulated other comprehensive income	1.9
Net income	(2.5)

Total fair value loss	$(87.5)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     Southern Company also has exposure to changes in the value of Section 45K tax credits associated with its synthetic fuel investments arising from changes in the annual average price of oil (as determined by the DOE). To mitigate certain of the risks relative to movements in oil prices, Southern Company has entered into financial hedge contracts for oil. The fair value of these actively quoted derivative oil contracts at September 30, 2006

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
was a $20.8 million net liability, and the contracts are expected to settle at the end of 2006. Changes in the fair value of these contracts are currently being recognized in income and, over time, should substantially offset the changes in value of the tax credits.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first nine months of 2006, Southern Company and its subsidiaries issued $950 million of senior notes and $125.8 million of obligations related to pollution control revenue bonds, settled $630 million notional amount of related interest rate hedges at a gain of $20 million, and issued $31 million of common stock, including treasury stock, through employee and director stock plans. The proceeds were primarily used to refund senior notes and pollution control revenue bonds and to fund ongoing construction projects. The remainder was used to repay short-term indebtedness. Approximately $18 million of the hedge gain will be deferred in other comprehensive income and amortized to income over a 10-year period. The remaining $2 million related to a discontinued hedge and was recognized immediately in income through interest expense. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2006.
     During the first nine months of 2006, Southern Company and its subsidiaries entered into derivative transactions designed to hedge interest rate risk of future debt issuances. The total notional amount of these derivatives was $855 million. See Note (F) to the Condensed Financial Statements herein for further details.
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

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant, Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
     (b) Changes in internal controls.
     There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,333,021	$1,172,295	$3,161,873	$2,744,536
Sales for resale —
Non-affiliates	167,066	165,923	469,748	410,935
Affiliates	29,138	73,551	134,551	228,771
Other revenues	43,182	46,201	128,366	129,303

Total operating revenues	1,572,407	1,457,970	3,894,538	3,513,545

Operating Expenses:
Fuel	521,507	419,306	1,282,450	1,042,454
Purchased power —
Non-affiliates	66,690	96,190	121,394	154,372
Affiliates	88,407	90,298	234,145	200,083
Other operations	182,508	180,574	527,580	495,851
Maintenance	81,287	60,335	287,734	264,747
Depreciation and amortization	114,052	108,634	336,209	318,144
Taxes other than income taxes	59,692	59,256	190,635	184,790

Total operating expenses	1,114,143	1,014,593	2,980,147	2,660,441

Operating Income	458,264	443,377	914,391	853,104
Other Income and (Expense):
Allowance for equity funds used during construction	3,921	5,372	13,285	15,811
Interest income	4,931	5,110	12,973	12,679
Interest expense, net of amounts capitalized	(61,786)	(50,797)	(174,079)	(147,519)
Interest expense to affiliate trusts	(4,059)	(4,059)	(12,178)	(12,178)
Other income (expense), net	(7,866)	(7,082)	(17,599)	(10,919)

Total other income and (expense)	(64,859)	(51,456)	(177,598)	(142,126)

Earnings Before Income Taxes	393,405	391,921	736,793	710,978
Income taxes	149,379	149,764	280,376	241,782

Net Income	244,026	242,157	456,417	469,196
Dividends on Preferred Stock	6,072	6,072	18,216	18,216

Net Income After Dividends on Preferred Stock	$237,954	$236,085	$438,201	$450,980

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$237,954	$236,085	$438,201	$450,980
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(2,049), $8,521, $334, and $3,318, respectively	(3,369)	14,016	551	5,458
Reclassification adjustment for amounts included in net income, net of tax of $(854), $(350), $(2,869), and $(631), respectively	(1,406)	(576)	(4,720)	(1,037)

COMPREHENSIVE INCOME	$233,179	$249,525	$434,032	$455,401

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$456,417	$469,196
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	391,422	375,607
Deferred income taxes and investment tax credits, net	17,157	79,621
Deferred revenues	(564)	(9,939)
Allowance for equity funds used during construction	(13,285)	(15,811)
Pension, postretirement, and other employee benefits	8,795	(10,543)
Stock option expense	4,518	—
Tax benefit of stock options	267	16,790
Hedge settlements	18,006	(21,445)
Storm damage accounting order	—	45,000
Other, net	(7,819)	(16,951)
Changes in certain current assets and liabilities —
Receivables	(144,475)	(248,234)
Fossil fuel stock	(37,858)	(38,942)
Materials and supplies	(13,683)	(9,356)
Other current assets	33,980	12,454
Accounts payable	(152,179)	(18,226)
Accrued taxes	134,349	64,162
Accrued compensation	(34,658)	(11,086)
Other current liabilities	32,894	55,914

Net cash provided from operating activities	693,284	718,211

Investing Activities:
Property additions	(618,568)	(583,722)
Nuclear decommissioning trust fund purchases	(206,480)	(174,715)
Nuclear decommissioning trust fund sales	206,480	174,715
Cost of removal, net of salvage	(28,089)	(40,689)
Other	(19,054)	8,962

Net cash used for investing activities	(665,711)	(615,449)

Financing Activities:
Decrease in notes payable, net	(315,278)	—
Proceeds —
Common stock issued to parent	40,000	40,000
Capital contributions	—	(304)
Senior notes	950,000	250,000
Gross excess tax benefit of stock options	530	—
Redemptions —
Pollution control bonds	(2,950)	—
Capital leases	—	546
Senior notes	(196,500)	—
Payment of preferred stock dividends	(18,210)	(16,684)
Payment of common stock dividends	(330,450)	(307,425)
Other	(21,469)	(2,459)

Net cash provided from (used for) financing activities	105,673	(36,326)

Net Change in Cash and Cash Equivalents	133,246	66,436
Cash and Cash Equivalents at Beginning of Period	22,472	79,711

Cash and Cash Equivalents at End of Period	$155,718	$146,147

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,652 and $5,802 capitalized for 2006 and 2005, respectively)	$174,568	$115,505
Income taxes (net of refunds)	$165,266	$111,473
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$155,718	$22,472
Receivables —
Customer accounts receivable	409,146	275,702
Unbilled revenues	99,189	95,039
Under recovered regulatory clause revenues	108,104	132,139
Other accounts and notes receivable	57,068	50,008
Affiliated companies	37,226	77,304
Accumulated provision for uncollectible accounts	(8,286)	(7,560)
Fossil fuel stock, at average cost	154,742	102,420
Vacation pay	45,171	44,893
Materials and supplies, at average cost	243,636	244,417
Prepaid expenses	52,237	58,845
Other regulatory assets	59,072	43,621
Other	12,599	54,885

Total current assets	1,425,622	1,194,185

Property, Plant, and Equipment:
In service	15,859,529	15,300,346
Less accumulated provision for depreciation	5,565,214	5,313,731

	10,294,315	9,986,615
Nuclear fuel, at amortized cost	134,885	127,199
Construction work in progress	424,100	469,018

Total property, plant, and equipment	10,853,300	10,582,832

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	46,997	46,913
Nuclear decommissioning trusts, at fair value	490,310	466,963
Other	43,331	41,457

Total other property and investments	580,638	555,333

Deferred Charges and Other Assets:
Deferred charges related to income taxes	377,715	388,634
Prepaid pension costs	532,961	515,281
Deferred under recovered regulatory clause revenues	268,465	186,864
Other regulatory assets	106,621	122,378
Other	185,170	144,400

Total deferred charges and other assets	1,470,932	1,357,557

Total Assets	$14,330,492	$13,689,907

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$518,674	$546,645
Notes payable	—	315,278
Accounts payable —
Affiliated	147,899	190,744
Other	167,525	266,174
Customer deposits	61,138	56,709
Accrued taxes —
Income taxes	69,163	63,844
Other	93,590	31,692
Accrued interest	64,922	46,018
Accrued vacation pay	37,646	37,646
Accrued compensation	58,126	92,784
Other	76,568	72,991

Total current liabilities	1,295,251	1,720,525

Long-term Debt	4,335,678	3,560,186

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,144,295	2,070,746
Deferred credits related to income taxes	98,876	101,678
Accumulated deferred investment tax credits	190,583	196,585
Employee benefit obligations	241,899	208,663
Asset retirement obligations	466,620	446,268
Other cost of removal obligations	595,809	600,104
Other regulatory liabilities	204,918	194,135
Other	40,520	23,966

Total deferred credits and other liabilities	3,983,520	3,842,145

Total Liabilities	9,923,728	9,432,135

Preferred Stock	465,046	465,046

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — September 30, 2006: 25,000,000 shares
— December 31, 2005: 15,000,000 shares
Outstanding — September 30, 2006: 10,250,000 shares
— December 31, 2005: 9,250,000 shares	410,000	370,000
Paid-in capital	2,000,460	1,995,056
Retained earnings	1,546,901	1,439,144
Accumulated other comprehensive loss	(15,643)	(11,474)

Total common stockholder’s equity	3,941,718	3,792,726

Total Liabilities and Stockholder’s Equity	$14,330,492	$13,689,907

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
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
RESULTS OF OPERATIONS
Earnings
Alabama Power’s net income after dividends on preferred stock for the third quarter 2006 was $238.0 million compared to $236.1 million for the corresponding period of 2005. Earnings in the third quarter 2006 increased by $1.9 million, or 0.8%.
     Alabama Power’s net income after dividends on preferred stock for the year-to-date 2006 was $438.2 million compared to $451.0 million for the corresponding period of 2005. Earnings year-to-date 2006 decreased by $12.8 million, or 2.8% primarily due to increases in other operations expense related mainly to steam power, transmission and distribution maintenance expense, interest expense associated with additional long-term debt, and depreciation and amortization expense as a result of additional plant-in-service. These increases in expense were partially offset by an increase in retail base revenues due to favorable weather conditions during 2006 and a 1.2% increase in retail rates that took effect January 1, 2006 under Alabama Power’s environmental rate order approved by the Alabama PSC. See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail revenues	$160,726	13.7	$417,337	15.2
Sales for resale-non-affiliates	1,143	0.7	58,813	14.3
Sales for resale-affiliates	(44,413)	(60.4)	(94,220)	(41.2)
Fuel expense	102,201	24.4	239,996	23.0
Purchased power-non-affiliates	(29,500)	(30.7)	(32,978)	(21.4)
Purchased power-affiliates	(1,891)	(2.1)	34,062	17.0
Other operations expense	1,934	1.1	31,729	6.4
Maintenance expense	20,952	34.7	22,987	8.7
Depreciation and amortization	5,418	5.0	18,065	5.7
Interest expense, net of amounts capitalized	10,989	21.6	26,560	18.0
Other income (expense), net	(784)	(11.1)	(6,680)	(61.2)
Income taxes	(385)	(0.3)	38,594	16.0
Retail revenues
     In the third quarter 2006, retail revenues increased by 13.7% compared to the same period in the prior year. Energy and other cost recovery revenues which include the recovery of costs associated with fuel, purchased power and PPAs certified by the Alabama PSC, and revenues associated with the replenishment of Alabama Power’s natural disaster reserve, generally do not affect net income. Excluding these revenues, retail revenues increased by $27.5 million, or 3.6%, for the third quarter 2006 when compared to the corresponding period in 2005. The increase was primarily due to a 2.9% increase in KWH energy sales for the third quarter when compared to the corresponding period in 2005, as well as the retail rate increase in January 2006 to recover environmental costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters –Rate CNP” in Item 8 of the Form 10-K. KWH energy sales to residential and commercial customers increased 3.3% and 1.7%, respectively, when compared to the third quarter 2005 due to favorable weather conditions. KWH energy sales to industrial customers increased 3.2% for the third quarter 2006 when compared to the corresponding period of 2005 as a result of increased sales demand in the forest products and automotive and plastic sectors.
     For year-to-date 2006, retail revenues increased 15.2% compared to the same period in the prior year. Excluding energy and other cost recovery revenues as mentioned above, retail revenues increased $88.7 million, or 4.8%, year-to-date 2006 when compared to the corresponding period in 2005. The increase was primarily due to a 2.7% increase in KWH energy sales for year-to-date 2006 when compared to the corresponding period in 2005, as well as the retail rate increase in January 2006 to recover environmental costs. KWH energy sales to residential and commercial customers increased 4.9% and 2.8%, respectively, due to favorable weather conditions in the first nine months of 2006. KWH energy sales to industrial customers increased 0.9% in 2006 as a result of increased sales demand in the forest products and automotive and plastic sectors.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail – prior year	$1,172		$2,745
Change in —
Base rates	8	0.7	26	0.9
Sales growth	10	0.9	29	1.1
Weather	9	0.8	33	1.2
Energy cost recovery	122	10.4	291	10.6
Other cost recovery	12	0.9	38	1.4

Retail – current year	$1,333	13.7%	$3,162	15.2%

Sales for resale – non-affiliates
     Energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
     The third quarter 2006 variance when compared to the third quarter 2005 was not material.
     Year-to-date 2006 when compared to the same period in 2005, revenues from sales for resale to non-affiliates increased $58.8 million primarily due to a 12.8% increase in price while KWH sales remained relatively flat. The 2006 price increases were generally the result of an increase in the average cost of fuel. These transactions did not have a significant impact on earnings since energy is usually sold at variable cost.
Sales for resale – affiliates
     Energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC.
     In the third quarter 2006, revenues from sales for resale to affiliates decreased $44.4 million when compared to the same period in 2005 primarily due to a 53.5% decrease in KWH sales to affiliates as well as a 14.8% decrease in price.
     Year-to-date 2006, revenues from sales for resale to affiliates decreased $94.2 million due to a 40.1% decrease in KWH sales while price per KWH remained relatively flat. The decline in revenues from sales to affiliates was a result of a decrease in availability of Alabama Power’s generating resources for such sales due to increased KWH sales growth in Alabama Power’s service territory during 2006 and a 35.5% decrease in hydro generation. These transactions did not have a significant impact on earnings since energy is generally sold at marginal cost.
Fuel expense, Purchased power – non-affiliates, and Purchased power – affiliates
     In the third quarter 2006, total fuel and purchased power expense increased $70.8 million when compared to the corresponding period in 2005. The increase was due to a $53.7 million increase in the cost of fuel and $17.1 million related to greater KWHs generated and purchased.
     For year-to-date 2006, total fuel and purchased power expense increased $241.1 million when compared to the corresponding period in 2005. The increase was due to a $205.9 million increase in the cost of fuel and a $35.2 million increase related to greater KWHs generated and purchased. Details of the individual components follow.
     In the third quarter of 2006, fuel expense was $102.2 million higher when compared to the corresponding period in 2005 due to a 13.0% increase in the average cost of coal and a 3.4% increase in overall generation from Alabama Power-owned facilities partially offset by a 11.0% decrease in natural gas prices.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For year-to-date 2006, the increase in fuel expense of $240.0 million is mainly due to a 13.8% increase in the average cost of coal and a 12.7% increase in natural gas prices. Overall generation from Alabama Power-owned facilities remained relatively flat for the first nine months of 2006 compared to the same period in 2005. These transactions did not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the service territory, and availability of Southern Company system generation.
     In the third quarter 2006, purchased power from non-affiliates decreased $29.5 million compared to the same period in 2005 due to a 17.0% decrease in the amount of energy purchased and a 16.4% decrease in price.
     For year-to-date 2006, purchased power from non-affiliates decreased $33.0 million when compared to the same period in 2005 mainly due to a 15.2% decrease in energy purchased and a 7.2% decrease in price. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
     Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
     The third quarter 2006 variance in purchased power from affiliates when compared to the third quarter 2005 is not material.
     Year-to-date 2006, purchased power from affiliates increased $34.1 million when compared to the same period in 2005 mainly due to a 21.8% increase in the amount of energy purchased as a result of increased demand and a 3.9% decrease in price. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Other operations expense
     The third quarter 2006 variance when compared to the third quarter 2005 is not material.
     Year-to-date 2006, the increase in other operations expense of $31.7 million is primarily due to a $6.3 million increase in steam power expenses related mainly to engineering and supervision charges and rent expense, a $5.7 million increase in nuclear power expenses related to regulatory fees and labor costs, a $4.2 million increase in transmission expense associated with load dispatching, external electric purchases and system planning, a $3.9 million increase in customer accounts chiefly due to increases in uncollectible account expenses, and a $3.6 million increase in distribution expenses related to engineering and supervision charges, and meter expenses.
Maintenance expense
     In the third quarter 2006, maintenance expense increased $21.0 million when compared to the same period in 2005 due to a $20.7 million increase in transmission and distribution expenses primarily associated with the 2006 natural disaster reserve accrual and amortization of deferred storm expense. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K.
     For year-to-date 2006, maintenance expense increased $23.0 million when compared to the same period in 2005, which reflects the recording of $45 million additional transmission and distribution expense in 2005 as a result of the Alabama PSC accounting order to offset the costs of the damage from Hurricane Ivan in September 2004 and to restore a balance in the natural disaster reserve. Excluding the natural disaster reserve impacts of the 2005 accounting order, maintenance expense increased $68.0 million year-to-date 2006 when compared to

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the same period in 2005. This increase was due to a $48.8 million increase in transmission and distribution expenses primarily associated with the 2006 natural disaster reserve accrual, amortization of deferred storm expense, and maintenance of overhead lines. In addition, steam power maintenance expense increased $6.7 million primarily due to outage maintenance cost at various coal plants. Nuclear power maintenance expense increased $6.2 million mainly due to increases in labor and nuclear outage expenses, and administrative and general maintenance expense increased $3.0 million associated with general structures.
Depreciation and amortization
     For both the third quarter and year-to-date 2006, depreciation and amortization expense increased $5.4 million and $18.1 million, respectively, due to an increase in property, plant, and equipment related to steam power and distribution capital projects when compared to the same periods in 2005.
Interest expense, net of amounts capitalized
     The increases of $11.0 million and $26.6 million in interest expense, net of amounts capitalized for the third quarter and year-to-date 2006, respectively, when compared to the same periods in 2005 are primarily due to a $426 million increase in long-term debt outstanding at September 30, 2006 when compared to September 30, 2005. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein.
Other income (expense), net
     The third quarter 2006 variance when compared to the third quarter 2005 is not material.
     Year-to-date 2006, other income, net decreased $6.7 million when compared to year-to-date 2005 mainly due to the consent decree entered into in June 2006 with the EPA in the NSR litigation. See FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Litigation” and Note (B) to the Condensed Financial Statements under “NEW SOURCE REVIEW ACTIONS – New Source Review Litigation” herein for additional information.
Income taxes
     The third quarter 2006 variance when compared to the third quarter 2005 is not material.
     For year-to-date 2006, income tax expense increased $38.6 million when compared to the corresponding period in 2005. In accordance with the Alabama PSC accounting order described above under “Maintenance expense,” Alabama Power returned $27.7 million of regulatory liabilities related to deferred income taxes to its retail customers in 2005. The remainder of the increase in income tax expense for year-to-date 2006 compared to the same period in 2005 primarily reflects the $17.3 million tax effect of the additional maintenance expenses recorded under the accounting order in 2005. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of Form 10-K and Note (J) to the Condensed Financial Statements herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree required Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On August 14, 2006, the district court granted Alabama Power’s motion for summary judgment and entered a final judgment in favor of Alabama Power on the EPA’s claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Eleventh Circuit. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
New Source Review Reform Rules
On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Alabama Power. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Birmingham Area Eight-Hour Ozone Attainment Redesignation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the eight-hour ozone air quality standard. On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to redesignate the Birmingham eight-hour ozone nonattainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. On September 21, 2006, the EPA published a final rule lowering the 24-hour fine particulate matter standard even further and plans to designate nonattainment areas based on the new standard by December 2009. On September 30, 2006, the EPA also published its final rule for implementation of the existing fine particulate matter standard. State plans for addressing the nonattainment designations under the existing standard are required by April 2008 and could require further reductions in SO2 and NOx emissions from power plants. The final outcome of this matter cannot be determined at this time.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Alabama Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $4 million for Alabama Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Alabama Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Alabama Power through September 30, 2006 is not expected to exceed $14.3 million, of which $3.1 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of September 30, 2006 totaled $334.2 million as compared to $285.1 million at December 31, 2005. Alabama Power increased its fuel billing factor in January 2006 in accordance with Rate

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ECR. Alabama Power will continue to monitor the under recovered fuel cost balance to determine if an additional adjustment to billing rates should be requested from the Alabama PSC. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
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
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Alabama Power will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Pensions and Other Postretirement Plans
The FASB issued FASB Statement No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This standard requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefits plans on the balance sheet. Alabama Power will adopt SFAS No. 158 with a prospective application as of December 31, 2006 and is currently assessing the requirements under this standard. The impact on Alabama Power’s balance sheet has not yet been determined. SFAS No. 158 also requires employers to measure the funded status of plan assets and obligations as of the year-end balance sheet date. The new measurement date requirement is effective for Alabama Power as of December 31, 2008 and will require recognition of the net periodic benefit cost for the three-month transition period between September 30 and December 31, 2007 through retained earnings as of January 1, 2008.
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for Alabama Power for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Alabama Power’s financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at September 30, 2006. Net cash provided from operating activities totaled $693.3 million for the first nine months of 2006, compared to $718.2 million for the first nine months of 2005. The $24.9 million decrease in the first nine months of 2006 relates to a decrease in accounts payable due to lower gas prices in 2006 and a decrease in deferred income tax expense. These decreases in cash

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
flow were partially offset by higher recovery rates for fuel, purchased power, and environmental costs and an increase in the accrued tax liability. The changes in the accrued tax liability and deferred income tax expense are due to the reversal of prior favorable timing differences. Property additions to utility plant were $618.6 million in the first nine months of 2006 and are included in Alabama Power’s balance sheets herein. These additions were primarily related to construction of transmission and distribution facilities, and installation of equipment to comply with environmental standards.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. In 2006, Alabama Power renewed three railcar leases representing approximately 42% of its total railcar fleet. These leases have an estimated minimum rental commitment of $35 million over the additional four-year term and contain residual value guarantees with a potential maximum obligation of $63 million. Approximately $519 million will be required through September 30, 2007 for redemptions and maturities of long-term debt.
     Alabama Power has entered into five new contracts for the purchase of uranium concentrates and uranium enrichment services at Plant Farley that result in additional obligations of approximately $31 million in 2007 through 2008, $42 million in 2009 through 2010, and $64 million thereafter. These costs are expected to be recovered through Alabama Power’s fuel cost recovery clause. See Note 7 to the financial statements of Alabama Power under “Fuel Commitments” in Item 8 of the Form 10-K for additional information.
     In October 2006, Alabama Power’s Board of Directors approved a new capital budget for 2007 and 2008. The construction program of Alabama Power is $1.22 billion for 2007 and $1.35 billion for 2008. Through 2008, Alabama Power estimates spending $1.04 billion on environmental related additions, $203 million on Plant Farley (including $131 million for nuclear fuel), $619 million on distribution facilities, and $264 million on transmission additions. The Southern Company system financial plan, including its capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2007. See Note 7 to the financial statements of Alabama Power under “Construction Program” in Item 8 of the Form 10-K for additional details.
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
     To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2006 approximately $156 million of cash and cash equivalents, unused committed lines of credit of approximately $965 million (including $563 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), and an extendible commercial note program. Of the unused credit facilities, $365 million will expire at various times in 2006 and 2007 (of which $198 million allow for one-year term loans). The remaining $600 million of credit facilities expire in 2011. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At September 30, 2006, Alabama Power had no commercial paper, bank notes, or extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Southern Company power pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Alabama Power’s total exposure to these types of agreements was approximately $25 million.
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
     The fair value of derivative energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(29,674)	$28,978
Contracts realized or settled	24,095	31,759
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(30,712)	(97,028)

Contracts at September 30, 2006	$(36,291)	$(36,291)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(37,477)	$(31,836)	$(5,641)
External sources	1,186	1,186	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$(36,291)	$(30,650)	$(5,641)

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Alabama Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power’s fuel cost recovery clause. Certain other energy related derivatives, designated as hedges, are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At September 30, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(36,883)
Accumulated other comprehensive income	1,186
Net income	(594)

Total fair value loss	$(36,291)

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
     In the second quarter 2006, $26.5 million in aggregate principal amount of Series W Senior Notes matured. In addition, Alabama Power redeemed $2.95 million of The Industrial Development Board of the Town of Parish (Alabama) 5 1/2% Pollution Control Revenue Refunding Bonds, Series 1994 (Alabama Power Company Project) due January 1, 2024 issued for the benefit of Alabama Power. Also in the second quarter 2006, Alabama Power satisfied and discharged its first mortgage bond indenture. As a result, there are no longer any first mortgage bond liens on Alabama Power’s fixed property and franchises.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Alabama Power issued $150 million of senior notes in the second quarter of 2006. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. In the second quarter 2006, Alabama Power issued 1,000,000 shares of common stock to Southern Company at $40.00 a share ($40 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes. Alabama Power also entered into a series of interest rate derivatives in the second quarter 2006 designed to hedge interest rate risk of anticipated senior note issuances in late 2007. Alabama Power utilized collar transactions with a notional amount of $200 million. See Note (F) to the Condensed Financial Statements herein for further details.
     Alabama Power did not issue or redeem any long-term securities during the third quarter of 2006. In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,001,938	$2,031,955	$4,885,404	$4,620,425
Sales for resale —
Non-affiliates	135,647	148,320	404,014	388,985
Affiliates	78,249	134,328	203,791	218,016
Other revenues	59,471	54,890	173,746	154,604

Total operating revenues	2,275,305	2,369,493	5,666,955	5,382,030

Operating Expenses:
Fuel	698,703	663,378	1,750,638	1,416,717
Purchased power —
Non-affiliates	145,495	205,358	288,459	327,086
Affiliates	186,669	243,902	572,642	669,769
Other operations	258,055	274,099	744,858	728,240
Maintenance	116,320	110,387	374,203	366,688
Depreciation and amortization	125,352	133,489	372,850	392,464
Taxes other than income taxes	82,701	77,683	227,431	204,787

Total operating expenses	1,613,295	1,708,296	4,331,081	4,105,751

Operating Income	662,010	661,197	1,335,874	1,276,279
Other Income and (Expense):
Allowance for equity funds used during construction	7,802	4,516	20,324	23,850
Interest income	1,039	1,050	1,613	1,587
Interest expense, net of amounts capitalized	(65,770)	(61,928)	(193,442)	(174,350)
Interest expense to affiliate trusts	(14,878)	(14,878)	(44,633)	(44,633)
Other income (expense), net	7,772	13,651	9,666	13,642

Total other income and (expense)	(64,035)	(57,589)	(206,472)	(179,904)

Earnings Before Income Taxes	597,975	603,608	1,129,402	1,096,375
Income taxes	214,102	227,824	413,832	410,802

Net Income	383,873	375,784	715,570	685,573
Dividends on Preferred Stock	1,790	866	4,150	2,551

Net Income After Dividends on Preferred Stock	$382,083	$374,918	$711,420	$683,022

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$382,083	$374,918	$711,420	$683,022
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $(296), $(155), $(459), and $(52), respectively	(471)	(247)	(729)	(83)
Changes in fair value of qualifying hedges, net of tax of $(10,765), $9,496, $254, and $3,389, respectively	(17,066)	15,055	398	5,372
Reclassification adjustment for amounts included in net income, net of tax of $(236), $371, $(194), and $897, respectively	(373)	585	(308)	1,120

COMPREHENSIVE INCOME	$364,173	$390,311	$710,781	$689,431

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$715,570	$685,573
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	439,197	464,934
Deferred income taxes and investment tax credits	35,865	198,244
Deferred expenses — affiliates	(19,721)	(18,682)
Allowance for equity funds used during construction	(20,324)	(23,850)
Pension, postretirement, and other employee benefits	32,140	15,484
Stock option expense	5,237	—
Tax benefit of stock options	437	16,444
Other, net	(685)	(43,722)
Changes in certain current assets and liabilities —
Receivables	(213,235)	(655,181)
Fossil fuel stock	(76,805)	23,833
Materials and supplies	(43,252)	(31,839)
Prepaid income taxes	62,164	20,987
Other current assets	(786)	(11,482)
Accounts payable	(162,226)	52,737
Accrued taxes	151,042	168,596
Accrued compensation	(56,274)	(21,770)
Other current liabilities	8,272	26,533

Net cash provided from operating activities	856,616	866,839

Investing Activities:
Property additions	(781,134)	(583,614)
Nuclear decommissioning trust fund purchases	(366,452)	(298,870)
Nuclear decommissioning trust fund sales	359,572	290,171
Cost of removal, net of salvage	(18,363)	(16,596)
Change in construction payables, net of joint owner portion	(13,133)	(42,110)
Other	(7,328)	833

Net cash used for investing activities	(826,838)	(650,186)

Financing Activities:
Increase in notes payable, net	371,480	33,777
Proceeds —
Senior notes	—	375,000
Capital contributions from parent company	265,777	108,021
Pollution control bonds	125,845	185,000
Redemptions —
Senior notes	(150,000)	(300,000)
First mortgage bonds	(20,000)	—
Pollution control bonds	(125,845)	(185,000)
Preferred stock	(14,569)	—
Payment of preferred stock dividends	(2,126)	(2,406)
Payment of common stock dividends	(472,500)	(437,100)
Other	(1,891)	(20,042)

Net cash used for financing activities	(23,829)	(242,750)

Net Change in Cash and Cash Equivalents	5,949	(26,097)
Cash and Cash Equivalents at Beginning of Period	11,138	42,360

Cash and Cash Equivalents at End of Period	$17,087	$16,263

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8,177 and $9,835 capitalized for 2006 and 2005, respectively)	$226,368	$199,555
Income taxes (net of refunds)	$177,486	$56,762
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$17,087	$11,138
Receivables —
Customer accounts receivable	587,479	447,270
Unbilled revenues	170,141	148,526
Under recovered regulatory clause revenues	499,934	483,673
Other accounts and notes receivable	90,121	112,452
Affiliated companies	29,598	81,474
Accumulated provision for uncollectible accounts	(12,354)	(9,563)
Fossil fuel stock, at average cost	274,560	197,754
Vacation pay	59,853	59,190
Materials and supplies, at average cost	378,893	335,684
Prepaid expenses	157,312	73,216
Other	77,529	59,373

Total current assets	2,330,153	2,000,187

Property, Plant, and Equipment:
In service	21,139,667	20,636,505
Less accumulated provision for depreciation	8,274,203	7,972,913

	12,865,464	12,663,592
Nuclear fuel, at amortized cost	177,829	134,798
Construction work in progress	734,598	584,470

Total property, plant, and equipment	13,777,891	13,382,860

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	70,758	70,664
Nuclear decommissioning trusts, at fair value	519,155	486,591
Other	73,609	73,271

Total other property and investments	663,522	630,526

Deferred Charges and Other Assets:
Deferred charges related to income taxes	508,482	512,337
Prepaid pension costs	466,949	455,514
Deferred under recovered regulatory clause revenues	451,759	343,804
Other regulatory assets	336,915	340,938
Other	252,275	231,719

Total deferred charges and other assets	2,016,380	1,884,312

Total Assets	$18,787,946	$17,897,885

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$302,879	$188,319
Notes payable	697,993	326,513
Accounts payable —
Affiliated	190,905	305,754
Other	320,404	379,810
Customer deposits	150,893	136,360
Accrued taxes —
Income taxes	152,836	128,560
Other	223,913	206,687
Dividends payable to parent	157,500	—
Accrued interest	90,428	92,109
Accrued vacation pay	48,007	48,388
Accrued compensation	89,384	143,255
Other	148,327	132,547

Total current liabilities	2,573,469	2,088,302

Long-term Debt	4,094,375	4,396,250

Long-term Debt Payable to Affiliated Trusts	969,073	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,148,334	2,849,727
Deferred credits related to income taxes	157,718	166,736
Accumulated deferred investment tax credits	285,308	295,024
Employee benefit obligations	452,958	391,854
Asset retirement obligations	663,879	634,932
Other cost of removal obligations	444,958	445,189
Other regulatory liabilities	70,637	99,385
Other	76,930	65,981

Total deferred credits and other liabilities	5,300,722	4,948,828

Total Liabilities	12,937,639	12,402,453

Preferred Stock	45,000	43,909

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — September 30, 2006: 20,000,000 shares
— December 31, 2005: 15,000,000 shares
Outstanding — September 30, 2006: 9,261,500 shares
— December 31, 2005: 7,761,500 shares	398,473	398,473
Paid-in capital	2,990,018	2,717,539
Retained earnings	2,454,021	2,372,077
Accumulated other comprehensive loss	(37,205)	(36,566)

Total common stockholder’s equity	5,805,307	5,451,523

Total Liabilities and Stockholder’s Equity	$18,787,946	$17,897,885

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover rising costs related to growing demand and increasingly stringent environmental standards. In addition, fuel costs rose significantly during 2005 and the first nine months of 2006. Georgia Power received a Georgia PSC order to increase its fuel recovery rate effective July 1, 2006, filed an additional request to recover fuel costs in September 2006, and continues to work with the Georgia PSC to enable the timely recovery of these costs.
     Effective July 1, 2006, Savannah Electric was merged into Georgia Power. Prior to the merger, Southern Company was the sole common shareholder of both Georgia Power and Savannah Electric. At the time of the merger, each outstanding share of Savannah Electric common stock was cancelled and Southern Company was issued an additional 1,500,000 shares of Georgia Power common stock, no par value per share. In addition, at the time of the merger, each outstanding share of Savannah Electric’s preferred stock was cancelled and converted into the right to receive one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share, resulting in the issuance by Georgia Power of 1,800,000 shares of such Class A Preferred Stock in July 2006. Following completion of the merger, the outstanding capital stock of Georgia Power consists of 9,261,500 shares of common stock, all of which are held by Southern Company, and 1,800,000 shares of preferred stock. Georgia Power has accounted for the merger in a manner similar to a pooling of interests, and Georgia Power’s financial statements included herein now reflect the merger as though it had occurred on January 1, 2005.
     Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Georgia Power’s net income after dividends on preferred stock for the third quarter 2006 was $382.1 million compared to $374.9 million for the corresponding period in 2005. The $7.2 million, or 1.9%, increase in the third quarter 2006 over the corresponding period in 2005 was primarily attributed to slightly higher operating income and a slightly lower effective income tax rate resulting from state income tax credits. These positive impacts were partially offset by natural gas hedging activities that resulted in gains of $11.8 million in 2005.
     Georgia Power’s net income after dividends on preferred stock for year-to-date 2006 was $711.4 million, compared to $683 million for the corresponding period in 2005. The $28.4 million, or 4.2%, increase in the year-to-date 2006 over the corresponding period in 2005 was primarily attributed to higher base retail revenues and wholesale non-fuel revenues, partially offset by higher non-fuel operating expenses and higher financing costs.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase(Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail revenues	$(30,017)	(1.5)	$264,979	5.7
Sales for resale — non-affiliates	(12,673)	(8.5)	15,029	3.9
Sales for resale — affiliates	(56,079)	(41.7)	(14,225)	(6.5)
Other revenues	4,581	8.3	19,142	12.4
Fuel expense	35,325	5.3	333,921	23.6
Purchased power expense — non-affiliates	(59,863)	(29.2)	(38,627)	(11.8)
Purchased power expense — affiliates	(57,233)	(23.5)	(97,127)	(14.5)
Depreciation and amortization	(8,137)	(6.1)	(19,614)	(5.0)
Taxes other than income taxes	5,018	6.5	22,644	11.1
Allowance for equity funds used during construction	3,286	72.8	(3,526)	(14.8)
Interest expense, net of amounts capitalized	3,842	6.2	19,092	11.0
Other income (expense), net	(5,879)	(43.1)	(3,976)	(29.1)
Income taxes	(13,722)	(6.0)	3,030	0.7
Retail revenues
     In the third quarter 2006, retail revenues decreased 1.5% compared to the same period in the prior year. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue decreased by $24.1 million, or 1.9%, in the third quarter 2006 when compared to the corresponding period in 2005, primarily due to lower market-driven rates to large commercial and industrial customers. In the third quarter 2006, KWH energy sales to residential and commercial customers increased by 2.0% and 1.6%, respectively, and decreased by 1.6% for industrial customers which resulted in total KWH energy sales increasing 0.7%.
     For year-to-date 2006, retail revenues increased 5.7% when compared to the same period in the prior year. Excluding fuel cost recovery revenues, which generally do not affect net income, retail sales revenue increased by $46.5 million, or 1.6%, year-to-date 2006 when compared to the corresponding period in 2005, primarily due to customer growth of 2.0% and more favorable weather. Year-to-date KWH energy sales to residential and commercial customers increased 4.8% and 3.6%, respectively, while KWH energy sales to industrial customers decreased by 1.1%.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2006		2006
	(in millions)	% change	(in millions)	% change
Retail — prior year	$2,032		$4,620
Change in —
Base rates	—	—	3	0.1
Sales growth	(26)	(1.3)	23	0.5
Weather	2	0.1	20	0.3
Fuel cost recovery	(6)	(0.3)	219	4.8

Retail — current year	$2,002	(1.5)%	$4,885	5.7%

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales for resale – non-affiliates
     In the third quarter 2006, revenues from sales for resale – non-affiliates decreased by 8.5% when compared to the same period in 2005 primarily as a result of a 2.2% decrease in capacity revenues due to the expiration of a long-term contract.
     For year-to-date 2006, energy revenues from sales for resale – non-affiliates increased by 3.9% when compared to the same period in 2005 as a result of 4.6% increase in the demand for KWH energy sales. In addition, for year-to-date 2006, $6.5 million in higher costs for sulfur dioxide emission allowances increased the price for these sales. Energy sales do not have a significant impact on earnings since energy is usually sold at variable cost. The capacity component of these transactions remained relatively constant for year-to-date 2006 when compared to the corresponding period in 2005.
Sales for resale – affiliates
     Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
     In the third quarter 2006, revenues from sales for resale – affiliates decreased by 41.7% primarily due to a 33.8% decrease in KWH sales due to the higher cost of Georgia Power-owned generation compared to its affiliates.
     For year-to-date 2006, revenues from sales for resale – affiliates decreased by 6.5% primarily due to reduced cost per KWH delivered despite a small increase in KWH sales of 1.2%.
Other revenues
     In the third quarter and year-to-date 2006, other revenues increased 8.3% and 12.4%, respectively, when compared with the same periods in 2005. These increases were primarily due to increased transmission revenues of $3.1 million for the quarter and $14.2 million year-to-date related to work performed for the other owners of the integrated transmission system in the State of Georgia. The increased transmission revenues did not have an impact on earnings since they were offset by associated transmission expenses. Outdoor lighting revenues also increased by $1.9 million for the quarter and $4.9 million year-to-date due to a 5.5% increase in customers.
Fuel expense and Purchased power expense
     In the third quarter 2006, fuel expense and purchased power expense together decreased $81.8 million when compared to the same period in the prior year due to a $90.7 million decrease in the cost of fuel partially offset by an $8.9 million increase in KWHs generated and purchased.
     For year-to-date 2006, fuel expense and purchased power expense together increased $198.2 million when compared to the same period in the prior year due to a $176.4 million increase in the cost of fuel and a $21.8 million increase related to more KWHs generated and purchased. Details of the individual components follow.
     In the third quarter 2006, fuel expense increased $35.3 million when compared to the same period in 2005 primarily due to an increase in the average cost of fuel per net KWH generated of 8.6%, due to higher coal prices.
     For year-to-date 2006, fuel expense increased $333.9 million when compared to the same period in 2005 primarily due to an increase in the average cost of fuel per net KWH generated of 18.0%, due to higher coal prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” and Note (H) to the Condensed Financial Statements herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In the third quarter 2006, purchased power from affiliates decreased primarily due to a 20.6% decrease in the average cost of purchased power per net KWH, partially offset by a 5.3% increase in KWH sales compared to the same period in 2005.
     For year-to-date 2006, purchased power from affiliates decreased primarily due to a 7.4% decrease in KWH sales and a decrease of 1.1% in the average cost of purchased power per net KWH when compared to the corresponding period in 2005.
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
     In the third quarter 2006, purchased power expense – non-affiliates decreased 29.2% primarily due to a 29.7% decrease in the average cost of purchased power per net KWH when compared to the corresponding period in 2005.
     For the year-to-date 2006, purchased power expense – non-affiliates decreased 11.8% primarily due to a 16.3% decrease in the average cost of purchased power per net KWH when compared to the corresponding period in 2005.
     These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.
Depreciation and amortization
     For both the third quarter and year-to-date 2006, depreciation and amortization was lower compared to the corresponding periods in 2005. The decreases for the third quarter and year-to-date of $11.7 million and $35.0 million, respectively, resulted primarily from the amortization of a regulatory liability related to the inclusion of new certified PPAs in retail rates on a levelized basis as ordered by the Georgia PSC under the terms of the retail rate order effective January 1, 2005.
Taxes other than income taxes
     In the third quarter 2006, taxes other than income taxes increased 6.5% as a result of higher property taxes of $5.7 million due to an increase in property values when compared to the corresponding period in 2005.
     For the year-to-date 2006, taxes other than income taxes increased 11.1% as a result of higher property taxes of $15.0 million due to an increase in property values, and higher municipal gross receipts taxes of $8.3 million as a result of increased sales when compared to the corresponding period in 2005.
Allowance for equity funds used during construction
     In the third quarter 2006, the allowance for equity funds used during construction increased 72.8% due to higher environmental and transmission and distribution line construction expenditures when compared to the same period in 2005.
     For year-to-date 2006, the allowance for equity funds used during construction decrease of 14.8% compared to the corresponding period in 2005 is due to the completion of the McIntosh combined cycle units 10 and 11 which were placed in service in June 2005.
Interest expense, net of amounts capitalized
     In the third quarter 2006, interest expense, net of amounts capitalized increased $3.8 million, or 6.2%, when compared to the corresponding period in 2005 due to generally higher interest rates on variable rate debt and commercial paper.
     For year-to-date 2006, interest expense, net of amounts capitalized increased $19.1 million, or 11.0%, also due to generally higher interest rates on variable rate debt and commercial paper. The issuance of additional senior notes during 2005 also contributed to the year-to-date 2006 increase.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other income (expense), net
     For both the third quarter and year-to-date 2006, other income and expense decreased when compared to the same periods in 2005 due to 2005 net financial gains on gas hedges of $11.8 million retained by Georgia Power in accordance with Georgia PSC fuel cost recovery rate order effective May 1, 2005. There were no corresponding net financial gains in 2006. This reduction was partially offset by reduced expenses of $2.8 million related to the employee stock ownership plan and by increased revenues of $1.8 million from a residential pricing program for the third quarter and year-to-date, respectively. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Hedging Program” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
Income taxes
     In the third quarter 2006, income taxes decreased $13.7 million, or 6%, when compared to 2005 primarily as a result of an $8.6 million increase in state income tax credits, as well as lower pre-tax net income.
     For year-to-date 2006, income taxes increased $3.0 million as a result of higher pre-tax net income, partially offset by the increase in state income tax credits. See Note (J) to the Condensed Financial Statements herein for additional information related to the tax impact of state income tax credits on Georgia Power’s effective tax rate.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include Georgia Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Georgia Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Reform Rules
On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Georgia Power. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTENTIAL – “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 of the Form 10-K for additional information.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. On September 21, 2006, the EPA published a final rule lowering the 24-hour fine particulate matter standard even further and plans to designate nonattainment areas based on the new standard by December 2009. On September 30, 2006, the EPA also published its final rule for implementation of the existing fine particulate matter standard. State plans for addressing the nonattainment designations under the existing standard are required by April 2008 and could require further reductions in SO2 and NOx emissions from power plants. The final outcome of this matter cannot be determined at this time.
Plant Wansley Environmental Litigation
On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Georgia Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $5.8 million for Georgia Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Georgia Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Georgia Power through September 30, 2006 is not expected to exceed $18.4 million, of which $3.9 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
In March 2006, Georgia Power and Savannah Electric filed a combined request for fuel cost recovery rate changes with the Georgia PSC to be effective July 1, 2006, the effective date of the merger of Savannah Electric into Georgia Power. On June 15, 2006, the Georgia PSC ruled on the request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The Georgia PSC order provided for a combined ongoing fuel forecast but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs are to be recovered over 35 months ending May 2009 for customers in the former Georgia Power territory and over 41 months ending November 2009 for customers in the former Savannah Electric territory. The order also required Georgia Power to file for a new fuel cost recovery rate on a semi-annual basis, beginning in September 2006. Accordingly, on September 15, 2006, Georgia Power filed a request to recover fuel costs incurred through August 2006 by increasing the fuel cost recovery rate. In October 2006, Georgia Power agreed with the Georgia PSC to file a supplementary request, by November 13, 2006, reflecting a forecast of annual fuel costs, as well as updated information for previously incurred fuel costs. The Georgia PSC is scheduled to rule on the entire request in February 2007, with the new rates to become effective on March 1, 2007. As of September 30, 2006, Georgia Power had an under recovered fuel balance of approximately $952 million, of which $762 million is currently included in the fuel cost recovery rate. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein for additional information.
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
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Nuclear” in Item 7 of the Form 10-K for information on Georgia Power’s involvement in nuclear initiatives. On August 15, 2006, as part of a potential expansion of Plant Vogtle, Georgia Power and its affiliate, Southern Nuclear Operating Company, Inc. (SNC), have filed an application with the NRC for an early site permit (ESP) on behalf of the owners of Plant Vogtle. In addition, Georgia Power and SNC notified the NRC of their intent to apply for a combined construction and operating license (COL) in 2008. Ownership agreements have been signed with each of the existing Plant Vogtle co-owners. In February 2006, Georgia Power filed a request with the Georgia PSC to establish an accounting order that would allow Georgia Power to defer for future recovery the ESP and COL costs, of which Georgia Power’s portion is estimated to total approximately $51 million over the next four years. On June 22, 2006, the Georgia PSC approved the request. At this point, no final decision has been made regarding actual construction. Any new generation resource must be certified by the Georgia PSC in a separate proceeding.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Georgia Power has entered into three PPAs for a total of approximately 1,000 MW annually from June 2009 through May 2024. These agreements were approved by the Georgia PSC on October 2, 2006. These agreements satisfy approximately 550 MW of growth, replace an existing 450 MW agreement that expires in May 2009, and are expected to result in higher operating and maintenance expenses that will be subject to recovery through future base rates.
     On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. During the discovery period, approximately 40 of the plaintiffs asked to be dismissed from the case. After reaching agreement that Georgia Power will not seek to recover fees and costs from the plaintiffs, all of the remaining plaintiffs had dismissed their claims as of October 24, 2006. The matter is now concluded.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Also see MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Georgia Power in Item 7 of the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.

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
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Georgia Power will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Pensions and Other Postretirement Plans
The FASB issued FASB Statement No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This standard requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefits plans on the balance sheet. Georgia Power will adopt SFAS No. 158 with a prospective application as of December 31, 2006 and is currently assessing the requirements under this standard. The impact on Georgia Power’s balance sheet has not yet been determined. SFAS No. 158 also requires employers to measure the funded status of plan assets and obligations as of the year-end balance sheet date. The new measurement date requirement is effective for Georgia Power as of December 31, 2008 and will require recognition of the net periodic benefit cost for the three-month transition period between September 30 and December 31, 2007 through retained earnings as of January 1, 2008.
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
year retained earnings. The provisions of SAB 108 are effective for Georgia Power for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Georgia Power’s financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at September 30, 2006. Net cash provided from operating activities decreased $10.2 million for the first nine months of 2006 compared to the same period in 2005. The decrease in 2006 is primarily the result of higher fuel inventories and an increase in under recovered fuel costs. Year-to-date 2006, gross property additions were $817.6 million. These additions were primarily related to the construction of transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating activities and capital contributions from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, lease obligations, purchase commitments, and trust funding requirements. Since December 31, 2005, Georgia Power entered into three PPAs that are expected to result in additional obligations of $55 million in 2009 through 2010 and $483 million thereafter. Approximately $303 million will be required by September 30, 2007 for redemptions and maturities of long-term debt.
     In addition, Georgia Power has entered into five new contracts for the purchase of uranium concentrates and uranium enrichment services at Plants Hatch and Vogtle that result in additional obligations of approximately $38 million in 2007 through 2008, $60 million in 2009 through 2010, and $63 million thereafter. These costs are expected to be recovered through Georgia Power’s fuel cost recovery clause. See Note 7 to the financial statements of Georgia Power under “Fuel Commitments” in Item 8 of the Form 10-K for additional information.
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
     At September 30, 2006, Georgia Power’s current liabilities exceeded current assets primarily due to the use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2006 approximately $17.1 million of cash and cash equivalents and $903 million of unused credit arrangements with banks, of which $40 million expire in 2007 and $863 million expire in 2011. Of the facilities that expire in 2007, all contain provisions allowing two-year term loans executable at expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Georgia Power expects to renew its credit facilities, as needed, prior to expiration.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2006, Georgia Power had approximately $648 million of commercial paper and $50 million of bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At September 30, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $327 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Georgia Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Alabama Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Georgia Power’s total exposure to these types of agreements was approximately $25 million.
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
     The fair value of derivative energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)

Contracts beginning of period	$(25,943)	$35,310
Contracts realized or settled	21,474	27,853
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(33,466)	(101,098)

Contracts at September 30, 2006	$(37,935)	$(37,935)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(39,498)	$(33,244)	$(6,254)
External sources	1,563	1,563	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$(37,935)	$(31,681)	$(6,254)

     Unrealized gains and losses from mark to market adjustments on derivative contracts related to Georgia Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Georgia Power’s fuel cost recovery mechanism. Through June 30, 2006, Georgia Power was allowed to retain 25% of any net gains under an existing Georgia PSC order. In connection with the fuel cost recovery decision, effective July 1, 2006, the Georgia PSC ordered the suspension of the profit sharing framework related to the fuel hedging program. New profit sharing arrangements as well as other changes to the fuel hedging program are currently under development. Such changes are not expected to have a material impact on Georgia Power’s financial statements. See Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Hedging Program” in Item 8 of the Form 10-K for additional information. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At September 30, 2006, the fair value gain / (loss) of all derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(37,152)
Accumulated other comprehensive income	—
Net income	(783)

Total fair value loss	$(37,935)

     Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In January 2006, all outstanding shares of Georgia Power’s 4.60% series of preferred stock were redeemed. In February 2006, Georgia Power redeemed $150 million of Series G 6.200% Senior Notes. Also during the first quarter, Georgia Power entered into two derivative transactions to reduce its exposure to interest rate risk. The transactions consisted of an interest rate hedge of an anticipated $150 million senior note issuance in 2006 and an interest rate hedge of an anticipated $225 million senior note issuance in 2007.
     In May 2006, prior to the merger into Georgia Power, Savannah Electric redeemed $20 million 6.9% First Mortgage Bonds due May 1, 2006.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In June 2006, Georgia Power incurred obligations in connection with the issuance of $10.1 million Auction Rate Pollution Control Revenue Bonds. The proceeds were used to defease and redeem in July 2006 a like amount of 5.25% Pollution Control Revenue Bonds.
     In connection with Savannah Electric’s merger into Georgia Power, all of Savannah Electric’s obligations under five series of senior notes outstanding at June 30, 2006, totaling $195 million, and the obligations related to three series of pollution control revenue bonds, totaling $18 million together with interest rate swaps for $14 million, were assumed by Georgia Power. Georgia Power also assumed Savannah Electric’s commercial paper and extendible commercial note obligations of $84 million.
     In addition, at the time of the merger, each of the 1,800,000 outstanding shares of Savannah Electric’s preferred stock was cancelled and converted into one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share.
     In July 2006, Georgia Power incurred obligations in connection with the issuance of $67 million 4.40% Pollution Control Revenue Bonds and $48.7 million 4.90% Pollution Control Revenue Bonds. Proceeds from the sales were used to defease and redeem in August 2006 of $67 million of 5.0% Pollution Control Revenue Bonds and $48.7 million of 5.25% Pollution Control Revenue Bonds.
     In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$317,591	$294,267	$742,564	$663,659
Sales for resale —
Non-affiliates	22,994	23,321	64,176	62,647
Affiliates	19,323	14,137	87,348	61,180
Other revenues	13,122	12,355	34,706	32,488

Total operating revenues	373,030	344,080	928,794	819,974

Operating Expenses:
Fuel	165,774	118,892	407,930	306,336
Purchased power —
Non-affiliates	5,837	12,342	15,164	22,408
Affiliates	28,814	42,441	50,941	59,282
Other operations	47,210	45,459	137,461	120,376
Maintenance	13,238	13,346	43,952	47,231
Depreciation and amortization	22,313	21,433	66,679	63,515
Taxes other than income taxes	23,333	21,596	62,015	56,873

Total operating expenses	306,519	275,509	784,142	676,021

Operating Income	66,511	68,571	144,652	143,953
Other Income and (Expense):
Interest income	1,938	1,673	3,488	2,372
Interest expense, net of amounts capitalized	(10,031)	(9,033)	(29,088)	(26,284)
Interest expense to affiliate trusts	(1,148)	(1,148)	(3,443)	(3,443)
Other income (expense), net	(324)	(266)	(1,221)	(234)

Total other income and (expense)	(9,565)	(8,774)	(30,264)	(27,589)

Earnings Before Income Taxes	56,946	59,797	114,388	116,364
Income taxes	21,544	22,546	42,896	42,901

Net Income	35,402	37,251	71,492	73,463
Dividends on Preferred and Preference Stock	825	54	2,475	162

Net Income After Dividends on Preferred and Preference Stock	$34,577	$37,197	$69,017	$73,301

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$34,577	$37,197	$69,017	$73,301
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(1,382) and $(1,573), respectively	(2,201)	—	(2,505)	—
Reclassification adjustment for amounts included in net income, net of tax of $31, $31, $94, and $94, respectively	51	51	151	151

COMPREHENSIVE INCOME	$32,427	$37,248	$66,663	$73,452

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$71,492	$73,463
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	70,691	67,874
Deferred income taxes	6,392	34,719
Pension, postretirement, and other employee benefits	2,783	952
Stock option expense	880	—
Tax benefit of stock options	118	3,357
Other, net	3,513	(2,979)
Changes in certain current assets and liabilities —
Receivables	(53,771)	(43,974)
Fossil fuel stock	(26,151)	(5,812)
Materials and supplies	(3,909)	1,734
Prepaid income taxes	(603)	24,266
Property damage cost recovery	19,285	14,333
Other current assets	909	6,114
Accounts payable	14,621	(39,322)
Accrued taxes	12,972	12,160
Accrued compensation	(8,794)	(4,066)
Other current liabilities	6,918	1,701

Net cash provided from operating activities	117,346	144,520

Investing Activities:
Property additions	(108,524)	(107,399)
Cost of removal, net of salvage	(3,349)	(4,586)
Construction payables	(4,212)	(7,526)
Other	(9,543)	19

Net cash used for investing activities	(125,628)	(119,492)

Financing Activities:
Increase (decrease) in notes payable, net	57,241	(30,000)
Proceeds —
Capital contributions from parent company	21,140	(2,258)
Senior notes	—	60,000
Gross excess tax benefit of stock options	240	—
Redemptions —
First mortgage bonds	—	(30,000)
Pollution control bonds	(12,075)	—
Payment of preferred and preference stock dividends	(2,475)	(162)
Payment of common stock dividends	(52,725)	(51,300)
Other	(287)	(2,802)

Net cash provided from (used for) financing activities	11,059	(56,522)

Net Change in Cash and Cash Equivalents	2,777	(31,494)
Cash and Cash Equivalents at Beginning of Period	3,847	64,829

Cash and Cash Equivalents at End of Period	$6,624	$33,335

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $59 and $483 capitalized for 2006 and 2005, respectively)	$25,412	$25,997
Income taxes (net of refunds)	$36,164	$(20,889)
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,624	$3,847
Receivables —
Customer accounts receivable	74,803	51,567
Unbilled revenues	41,335	39,951
Under recovered regulatory clause revenues	75,594	33,205
Other accounts and notes receivable	13,058	10,533
Affiliated companies	8,718	24,001
Accumulated provision for uncollectible accounts	(1,257)	(1,134)
Fossil fuel stock, at average cost	70,891	44,740
Materials and supplies, at average cost	36,885	32,976
Property damage cost recovery	28,416	28,744
Other regulatory assets	16,300	9,895
Other	6,568	19,636

Total current assets	377,935	297,961

Property, Plant, and Equipment:
In service	2,552,877	2,502,057
Less accumulated provision for depreciation	888,033	865,989

	1,664,844	1,636,068
Construction work in progress	46,098	28,177

Total property, plant, and equipment	1,710,942	1,664,245

Other Property and Investments	16,280	6,736

Deferred Charges and Other Assets:
Deferred charges related to income taxes	16,716	17,379
Prepaid pension costs	46,407	46,374
Other regulatory assets	103,569	123,258
Other	17,537	19,844

Total deferred charges and other assets	184,229	206,855

Total Assets	$2,289,386	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$25,000	$37,075
Notes payable	146,705	89,465
Accounts payable —
Affiliated	48,276	36,717
Other	40,618	44,139
Customer deposits	20,943	18,834
Accrued taxes —
Income taxes	30,088	12,823
Other	24,075	11,689
Accrued interest	7,914	7,713
Accrued compensation	11,393	20,336
Other regulatory liabilities	11,497	15,671
Other	31,642	21,844

Total current liabilities	398,151	316,306

Long-term Debt	544,681	544,388

Long-term Debt Payable to Affiliated Trusts	72,166	72,166

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	245,922	256,490
Accumulated deferred investment tax credits	15,171	16,569
Employee benefit obligations	59,050	56,235
Other cost of removal obligations	162,880	153,665
Other regulatory liabilities	23,906	26,795
Other	74,912	76,948

Total deferred credits and other liabilities	581,841	586,702

Total Liabilities	1,596,839	1,519,562

Preference Stock	53,887	53,891

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 992,717 shares	38,060	38,060
Paid-in capital	423,193	400,815
Retained earnings	182,571	166,279
Accumulated other comprehensive loss	(5,164)	(2,810)

Total common stockholder’s equity	638,660	602,344

Total Liabilities and Stockholder’s Equity	$2,289,386	$2,175,797

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
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
     Hurricanes Dennis and Katrina hit Gulf Power’s service territory in July 2005 and August 2005, respectively. As a result of these storms, as well as Hurricane Ivan in September 2004, Gulf Power has incurred significant restoration costs. Florida PSC actions in July 2006 should assure the timely recovery of these costs, while minimizing the impact upon Gulf Power’s customers. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Gulf Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” and Note (K) to the Condensed Financial Statements herein for additional information.
     Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Earnings
Gulf Power’s net income after dividends on preferred and preference stock for the third quarter 2006 was $34.6 million compared to $37.2 million for the corresponding period in 2005. Earnings in the third quarter 2006 decreased by $2.6 million, or 7.0%, primarily due to a decrease in retail revenues, excluding revenues related to fuel and other cost recovery; increased dividends resulting from the issuance of $55 million of preference stock in November 2005; and increased interest expense, net of amounts capitalized.
     Gulf Power’s net income after dividends on preferred and preference stock for year-to-date 2006 was $69.0 million compared to $73.3 million for the corresponding period in 2005. Earnings year-to-date 2006 decreased by $4.3 million, or 5.8%, primarily due to increased dividends resulting from the issuance of $55 million of preference stock in November 2005 and increased interest expense, net of amounts capitalized.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail revenues	$23,324	7.9	78,905	11.9
Sales for resale — affiliates	5,186	36.7	26,168	42.8
Other revenues	767	6.2	2,218	6.8
Fuel expense	46,882	39.4	101,594	33.2
Purchased power — non-affiliates	(6,505)	(52.7)	(7,244)	(32.3)
Purchased power — affiliates	(13,627)	(32.1)	(8,341)	(14.1)
Other operations expense	1,751	3.9	17,085	14.2
Maintenance expense	(108)	(0.8)	(3,279)	(6.9)
Depreciation and amortization	880	4.1	3,164	5.0
Taxes other than income taxes	1,737	8.0	5,142	9.0
Interest expense, net of amounts capitalized	998	11.0	2,804	10.7
Retail revenues
     In the third quarter 2006, retail revenues increased by 7.9% when compared to the corresponding period in 2005. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues decreased by $1.6 million, or 1.2%, for the third quarter 2006 compared to the corresponding period in the prior year. This decrease, primarily due to lower market-driven industrial rates, occurred despite higher retail energy sales. Retail energy sales to residential, commercial, and industrial customers increased by 0.5%, 2.8%, and 2.2%, respectively, in the third quarter 2006, when compared to the same period in the prior year. The increased sales to residential and commercial customers in the third quarter were due primarily to customer growth, offset by less-favorable weather. Increased energy sales to the industrial customer class were primarily due to strength in the petroleum segment. Other cost recovery for the third quarter 2006 includes approximately $8.1 million of revenues related to recovery of incurred costs for storm damage activity as approved by the Florida PSC.
     For year-to-date 2006, retail revenues increased by 11.9% when compared to the corresponding period in 2005. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased by $6.1 million, or 1.9%, year-to-date 2006 as compared to the corresponding period in the prior year. Retail energy sales to residential, commercial, and industrial customers increased by 3.1%, 3.9%, and 1.7%, respectively, year-to-date 2006, when compared to the same period in the prior year. The increased sales for year-to-date 2006 were primarily due to customer growth and more favorable weather. Other cost recovery for year-to-date 2006 includes approximately $20.5 million of revenues related to recovery of incurred costs for storm damage activity as approved by the Florida PSC. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” and Note (K) to the Condensed Financial Statements herein for additional information on storm damage cost recovery.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2006		2006
	(in thousands)	% change	(in thousands)	% change
Retail — prior year	$294,267		$663,659
Change in —
Sales growth	2,345	0.8	2,006	0.3
Weather	(3,902)	(1.3)	4,088	0.6
Fuel cost recovery	15,276	5.2	49,217	7.4
Other cost recovery	9,605	3.2	23,594	3.6

Retail — current year	$317,591	7.9%	$742,564	11.9%

Sales for resale — affiliates
     Revenues from sales for resale to affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
     In the third quarter and year-to-date 2006, sales for resale to affiliates increased by 36.7% and 42.8%, respectively, compared to the corresponding periods in 2005, primarily as a result of increased sales of available generation to meet system demand.
Other revenues
     In the third quarter and year-to-date 2006, other revenues increased $0.8 million and $2.2 million, respectively, when compared to the same periods in 2005, primarily as a result of higher franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are offset by franchise and gross receipt taxes.
Fuel expense
     In the third quarter 2006, fuel expense increased $46.9 million when compared to the same period in 2005 due to a $30.0 million increase in the cost of fuel and related costs and a $16.9 million increase resulting from an increase in total KWHs generated.
     For year-to-date 2006, fuel expense increased $101.6 million when compared to the same period in 2005 due to a $69.9 million increase in the cost of fuel and related costs and a $31.7 million increase resulting from an increase in total KWHs generated. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Fuel Cost Recovery” herein for additional information.
Purchased power — non-affiliates
     In the third quarter 2006, purchased power from non-affiliates decreased $6.5 million when compared to the same period in 2005 due to a $2.1 million decrease in KWH purchases and a $4.4 million decrease resulting from lower average cost per net KWH.
     For year-to-date 2006, purchased power from non-affiliates decreased $7.2 million when compared to the same period in 2005 due to a $3.8 million decrease in KWH purchases and a $3.4 million decrease resulting from the lower average cost per net KWH.
     Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Purchased power — affiliates
     Purchased power from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
     In the third quarter 2006, purchased power from affiliates decreased $13.6 million when compared to the same period in 2005. Decreased KWH purchases reduced expenses by $31.0 million. This was partially offset by a $17.4 million increase resulting from higher average cost per net KWH.
     For year-to-date 2006, purchased power from affiliates decreased $8.3 million when compared to the same period in 2005 due to a $19.6 million decrease in KWH purchases, partially offset by an $11.3 million increase resulting from the higher average cost per net KWH.
Other operations expense
     In third quarter and year-to-date 2006, other operations expense increased $1.8 million and $17.1 million, respectively, when compared to the same periods in 2005, primarily due to the recovery of storm restoration costs as approved by the Florida PSC. Since these costs are recognized as revenues are collected, there is no impact on net income. See Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Storm Damage Cost Recovery” and Note (K) to the Condensed Financial Statements herein for additional information.
Maintenance expense
     The third quarter 2006 variance when compared to the third quarter 2005 is not material.
     For year-to-date 2006, maintenance expense decreased $3.3 million when compared to the same period in 2005 primarily due to a delay in scheduled maintenance performed on power generation facilities in 2006.
Depreciation and amortization
     In the third quarter and year-to-date 2006, depreciation and amortization increased $0.9 million and $3.2 million, respectively, when compared to the same periods in 2005, due to the construction of two major generation projects that were placed in service in 2005.
Taxes other than income taxes
     In the third quarter and year-to-date 2006, taxes other than income taxes increased $1.7 million and $5.1 million, respectively, when compared to the same periods in 2005, primarily as a result of increases in franchise and gross receipts taxes, which are directly related to increases in retail revenues.
Interest expense, net of amounts capitalized
     In the third quarter and year-to-date 2006, interest expense, net of amounts capitalized increased $1.0 million and $2.8 million, respectively, when compared to the same periods in 2005. The increase was primarily due to higher interest rates on variable rate pollution control bonds and short-term borrowing, and the issuance of $60 million in senior notes in August 2005.
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
New Source Review Reform Rules
On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Gulf Power. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Gulf Power in Item 7 of the Form 10-K for additional information.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. On September 21, 2006, the EPA published a final rule lowering the 24-hour fine particulate matter standard even further and plans to designate nonattainment areas based on the new standard by December 2009. On September 30, 2006, the EPA also published its final rule for implementation of the existing fine particulate matter standard. State plans for addressing the nonattainment designations under the existing standard are required by April 2008 and could require further reductions in SO2 and NOx emissions from power plants. The final outcome of this matter cannot be determined at this time.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Gulf Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $0.8 million for Gulf Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Gulf Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Gulf Power through September 30, 2006 is not expected to exceed $3 million, of which $0.6 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Storm Damage Cost Recovery
See Note 1 to the financial statements of Gulf Power under “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution facilities and the cost of uninsured damages to its generation facilities and other property, and the impact of recent hurricanes on that reserve.
     In July 2005 and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States and caused significant damage within Gulf Power’s service area. Hurricane Ivan hit the Gulf Coast of Florida and Alabama in September 2004, also causing significant damage to Gulf Power’s service area. Gulf Power was authorized by the Florida PSC to defer the portion of the hurricane restoration costs that exceeded the balance in its property damage reserve account.
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
     According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm-recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm-recovery costs of $52.6 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm-recovery surcharge exceed the storm-recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve.
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
     As of September 30, 2006, Gulf Power had recovered $41.8 million of the costs allowed for storm-recovery activities and the deficit balance in the property damage reserve account totaled approximately $43.1 million, of

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
which approximately $16.6 million and $26.5 million, respectively, are included in the Condensed Balance Sheets herein under “Current Assets” and “Deferred Charges and Other Assets.”
Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In 2005 and the first nine months of 2006, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 21, 2006, but no adjustment to the factor was requested. Under recovered fuel costs at September 30, 2006 totaled $69.1 million, and are included in “Under Recovered Regulatory Clause Revenues” on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow.
Other Matters
Gulf Power has entered into two PPAs, one of which is with Southern Power, for a total of approximately 487 MW annually from June 2009 through May 2014. The PPAs are the result of a competitive request for proposals process initiated by Gulf Power in January 2006 to address anticipated need for additional capacity beginning in 2009. These PPAs are both subject to approval by the Florida PSC for purposes of cost recovery through Gulf Power’s capacity clause, and the PPA with Southern Power is also subject to FERC approval.
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
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Gulf Power will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Pensions and Other Postretirement Plans
The FASB issued FASB Statement No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This standard requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefits plans on the balance sheet. Gulf Power will adopt SFAS No. 158 with a prospective application as of December 31, 2006 and is currently assessing the requirements under this standard. The impact on Gulf Power’s balance sheet has not yet been determined. SFAS No. 158 also requires employers to measure the funded status of plan assets and obligations as of the year-end balance sheet date. The new measurement date requirement is effective for Gulf Power as of December 31, 2008 and will require recognition of the net periodic benefit cost for the three-month transition period between September 30 and December 31, 2007 through retained earnings as of January 1, 2008.
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for Gulf Power for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Gulf Power’s financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at September 30, 2006. Net cash provided from operating activities totaled $117.3 million for the first nine months of 2006, compared to $144.5 million for the corresponding period in 2005. The $27.2 million decrease in 2006 resulted primarily from a decrease in deferred income taxes. Gross property additions to utility plant were $101.5 million in the first nine months of 2006. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Approximately $25 million will be required by September 30, 2007 for maturities of long-term debt.
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
     At September 30, 2006, Gulf Power’s current liabilities exceeded current assets primarily due to the scheduled maturity of $25 million of long-term debt in 2006. To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At September 30, 2006, Gulf Power had approximately $6.6 million of cash and cash equivalents and $120 million of unused committed lines of credit with banks. Of these facilities, $60 million expire in 2006 and $60 million expire in 2007. Of these credit arrangements, $60 million contain provisions allowing two-year term loans executable at expiration and $30 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or provide liquidity support for commercial paper issuances to fund costs related to Hurricanes Ivan, Dennis, and Katrina. In addition, Gulf Power has substantial cash flow from operating activities. Gulf Power may also meet short-term cash needs through a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2006, Gulf Power had outstanding $93.1 million in commercial paper, $3.6 million in extendible commercial notes, and $50 million in bank notes.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2006, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $5 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $10 million. Gulf Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Gulf Power’s total exposure to these types of agreements was approximately $25 million.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2005 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
     Due to cost-based rate regulation, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power has also implemented a fuel-hedging program with the approval of the Florida PSC.
     The fair value of derivative energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(6,033)	$11,526
Contracts realized or settled	5,809	5,784
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(7,022)	(24,556)

Contracts at September 30, 2006	$(7,246)	$(7,246)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(7,489)	$(6,056)	$(1,433)
External sources	243	243	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$(7,246)	$(5,813)	$(1,433)

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Gulf Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power’s fuel cost recovery clause. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At September 30, 2006, the fair value gain / (loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(7,124)
Accumulated other comprehensive income	—
Net income	(122)

Total fair value loss	$(7,246)

     Unrealized pre-tax gains (losses) recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Gulf Power did not issue or redeem any long-term securities in the first nine months of 2006. Gulf Power’s obligations in connection with pollution control bonds totaling $12.1 million matured in April 2006. In the third quarter 2006, Gulf Power amended a derivative transaction to hedge the interest rate risk of an anticipated future financing. The derivative has a total notional amount of $80 million and will be settled at the time of the future financing, with any resulting gain or loss amortized over a 10-year period. For further details, see Note (F) to the Condensed Financial Statements herein.
     In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$200,873	$176,288	$505,382	$474,679
Sales for resale —
Non-affiliates	76,523	82,960	204,451	210,272
Affiliates	29,541	14,606	52,094	43,526
Other revenues	3,810	4,053	12,681	13,222

Total operating revenues	310,747	277,907	774,608	741,699

Operating Expenses:
Fuel	147,979	88,961	330,628	270,639
Purchased power —
Non-affiliates	5,793	12,896	15,110	23,525
Affiliates	8,851	43,981	45,268	78,504
Other operations	43,204	40,515	121,615	119,749
Maintenance	16,122	15,619	49,897	52,840
Depreciation and amortization	10,586	8,320	34,908	24,572
Taxes other than income taxes	15,997	15,640	45,847	44,932

Total operating expenses	248,532	225,932	643,273	614,761

Operating Income	62,215	51,975	131,335	126,938
Other Income and (Expense):
Interest income	2,831	120	2,902	186
Interest expense	(3,644)	(2,751)	(12,156)	(6,874)
Interest expense to affiliate trusts	(649)	(649)	(1,948)	(1,948)
Other income (expense), net	(1,291)	(2,371)	1,202	(1,725)

Total other income and (expense)	(2,753)	(5,651)	(10,000)	(10,361)

Earnings Before Income Taxes	59,462	46,324	121,335	116,577
Income taxes	22,391	17,647	45,350	44,455

Net Income	37,071	28,677	75,985	72,122
Dividends on Preferred Stock	433	433	1,299	1,299

Net Income After Dividends on Preferred Stock	$36,638	$28,244	$74,686	$70,823

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$36,638	$28,244	$74,686	$70,823
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $106, $(1,043), $310, and $(1,168), respectively	171	(1,682)	501	(1,885)

COMPREHENSIVE INCOME	$36,809	$26,562	$75,187	$68,938

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$75,985	$72,122
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	50,835	46,888
Deferred income taxes and investment tax credits, net	34,853	87,640
Plant Daniel capacity	(9,756)	(18,844)
Pension, postretirement, and other employee benefits	4,527	1,899
Stock option expense	957	—
Tax benefit of stock options	71	3,715
Other, net	(3,583)	(910)
Changes in certain current assets and liabilities —
Receivables	24,714	(73,225)
Fossil fuel stock	4,591	(12,980)
Materials and supplies	(387)	(2,911)
Other current assets	31,046	(33,009)
Hurricane Katrina accounts payable	(42,418)	—
Other accounts payable	(43,375)	14,104
Accrued taxes	11,601	(6,800)
Accrued compensation	(8,703)	(11,098)
Over recovered regulatory clause revenues	(26,188)	11,717
Other current liabilities	(1,682)	6,176

Net cash provided from operating activities	103,088	84,484

Investing Activities:
Property additions	(106,490)	(51,972)
Cost of removal, net of salvage	(2,866)	(1,257)
Other	(13,207)	(6,765)

Net cash used for investing activities	(122,563)	(59,994)

Financing Activities:
Increase in notes payable, net	83,283	22,753
Proceeds —
Senior notes	—	30,000
Gross excess tax benefit of stock options	90	—
Redemptions — First mortgage bonds	—	(30,000)
Special deposits — Redemption fund	—	(2,482)
Capital distributions to parent company	(2,378)	—
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(48,900)	(46,500)

Net cash provided from (used for) financing activities	30,796	(27,528)

Net Change in Cash and Cash Equivalents	11,321	(3,038)
Cash and Cash Equivalents at Beginning of Period	14,301	6,945

Cash and Cash Equivalents at End of Period	$25,622	$3,907

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$23,257	$9,314
Income taxes (net of refunds)	$(43,365)	$(13,948)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$25,622	$14,301
Receivables —
Customer accounts receivable	50,487	36,747
Unbilled revenues	25,618	20,267
Under recovered regulatory clause revenues	68,180	105,505
Other accounts and notes receivable	7,175	21,507
Insurance receivable	19,389	60,163
Affiliated companies	35,279	19,595
Accumulated provision for uncollectible accounts	(999)	(2,321)
Fossil fuel stock, at average cost	45,853	50,444
Materials and supplies, at average cost	29,064	28,678
Prepaid income taxes	7,514	42,278
Other regulatory assets	34,095	23,042
Other	14,731	25,160

Total current assets	362,008	445,366

Property, Plant, and Equipment:
In service	2,034,422	1,987,294
Less accumulated provision for depreciation	836,961	803,754

	1,197,461	1,183,540
Construction work in progress	54,508	52,225

Total property, plant, and equipment	1,251,969	1,235,765

Other Property and Investments	7,158	6,821

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,395	9,863
Prepaid pension costs	15,645	17,264
Deferred property damage	264,345	209,324
Other	46,083	56,866

Total deferred charges and other assets	335,468	293,317

Total Assets	$1,956,603	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Notes payable	$285,407	$202,124
Accounts payable —
Affiliated	26,577	122,899
Other	59,793	89,598
Customer deposits	8,377	7,298
Accrued taxes —
Income taxes	36,879	17,736
Other	40,645	48,296
Accrued interest	2,883	3,408
Accrued compensation	15,884	24,587
Over recovered regulatory clause revenues	—	26,188
Plant Daniel capacity	7,496	13,008
Other	30,692	40,334

Total current liabilities	514,633	595,476

Long-term Debt	242,551	242,548

Long-term Debt Payable to Affiliated Trusts	36,082	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	302,514	266,629
Deferred credits related to income taxes	17,804	19,003
Accumulated deferred investment tax credits	16,574	17,465
Employee benefit obligations	61,226	58,318
Other cost of removal obligations	86,995	81,284
Other regulatory liabilities	2,550	13,755
Other	56,706	56,769

Total deferred credits and other liabilities	544,369	513,223

Total Liabilities	1,337,635	1,387,329

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	298,276	299,536
Retained earnings	253,488	227,701
Accumulated other comprehensive loss	(3,267)	(3,768)

Total common stockholder’s equity	586,188	561,160

Total Liabilities and Stockholder’s Equity	$1,956,603	$1,981,269

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand, storm restoration, and increasingly stringent environmental standards. Hurricane Katrina hit Mississippi Power’s service territory in August 2005. As a result, Mississippi Power has incurred significant restoration costs. In addition, fuel costs rose significantly during 2005 and the first nine months of 2006. Recent Mississippi PSC actions should assure the timely recovery of the storm-recovery costs, while minimizing the impact on Mississippi Power’s customers. Mississippi Power will continue to work with the Mississippi PSC to ensure timely recovery of the storm-recovery and fuel costs. See Note (I) to the Condensed Financial Statements herein for additional information on the recent storm-recovery order.
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
RESULTS OF OPERATIONS
Earnings
Mississippi Power’s net income after dividends on preferred stock for the third quarter 2006 was $36.6 million compared to $28.2 million for the corresponding period of 2005. In the third quarter 2006, earnings increased by $8.4 million, or 29.7%, compared to the same period of 2005 primarily as a result of the on-going recovery of Mississippi Power’s service territory from Hurricane Katrina and a retail base rate increase which became effective April 2006.
     Mississippi Power’s net income after dividends on preferred stock for the year-to-date 2006 was $74.7 million compared to $70.8 million for the corresponding period of 2005. Year-to-date earnings in 2006 increased $3.9 million, or 5.5%, compared to the same period of 2005 primarily as a result of an increase in territorial base revenues of $16.9 million, due to an increase in the retail rates which became effective in April 2006, an increase in interest income of $2.7 million, an increase in other income (expense), net of $2.9 million, and a decrease of $2.9 million in maintenance expense. These increases to earnings were partially offset by an increase of $10.3 million in depreciation and amortization expense, an increase in interest expense of $5.3 million, and an increase in other operations expense of $1.9 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Retail revenues	$24,585	13.9	$30,703	6.5
Sales for resale – non-affiliates	(6,437)	(7.8)	(5,821)	(2.8)
Sales for resale – affiliates	14,935	102.3	8,568	19.7
Fuel expense	59,018	66.3	59,989	22.2
Purchased power expense – non-affiliates	(7,103)	(55.1)	(8,415)	(35.8)
Purchased power expense – affiliates	(35,130)	(79.9)	(33,236)	(42.3)
Other operations expense	2,689	6.6	1,866	1.6
Maintenance expense	503	3.2	(2,943)	(5.6)
Depreciation and amortization	2,266	27.2	10,336	42.1
Interest income	2,711	N/M	2,716	N/M
Interest expense	893	32.5	5,282	76.8
Other income (expense), net	1,080	45.6	2,927	169.7
Income taxes	4,744	26.9	895	2.0

N/M – Not meaningful
Retail revenues
     In the third quarter 2006, retail revenues increased 13.9% compared to the same period in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased 19.2% in the third quarter 2006 when compared to the same period of 2005 due to a retail rate increase, increased sales due to warmer than normal weather, and the on-going recovery of Mississippi Power’s service territory from the effects of Hurricane Katrina. In the third quarter 2006, KWH sales to residential, commercial, and industrial customers increased 9.7%, 5.7%, and 29.6%, respectively, when compared to the corresponding period in 2005 due to the recovery from Hurricane Katrina.
     For year-to-date 2006, retail revenues increased 6.5% compared to the same period in the prior year. Excluding revenues related to fuel and other cost recovery, which do not affect net income, retail revenues increased 6.5% for the year-to-date 2006 when compared to the same period in 2005 due to a retail rate increase, warmer than normal weather, and the recovery from the effects of Hurricane Katrina. Year-to-date 2006 KWH sales to residential and commercial customers decreased 2.4% and 6.6%, respectively, when compared to the corresponding period in 2005, due to the loss of customers from Hurricane Katrina. At September 30, 2005, approximately 19,200 customers remained unable to receive service. At September 30, 2006, approximately 13,300 customers remained unable to receive service. Industrial KWH sales increased 4.8% for year-to-date 2006 over the same period in 2005 due to warmer than normal weather and the on-going recovery from Hurricane Katrina.
     Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2006		2006
	(in thousands)	% change	(in thousands)	% change
Retail – prior year	$176,288		$474,679
Change in —
Base rates	9,432	5.3	19,160	4.1
Sales growth and weather	6,727	3.8	(3,781)	(0.8)
Fuel cost recovery	8,041	4.6	15,151	3.2
Other cost recovery	385	0.2	173	—

Retail – current year	$200,873	13.9%	$505,382	6.5%

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales for resale – non-affiliates
     Revenues from sales for resale to non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. These transactions do not have a significant impact on earnings since the energy is generally sold at variable cost.
     In the third quarter and year-to-date 2006, sales for resale to non-affiliates decreased 7.8% and 2.8%, respectively, as compared to the same periods in 2005, primarily due to decreased generation available for opportunity sales due to higher system demand.
Sales for resale – affiliates
     Revenues from sales for resale to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
     In the third quarter and year-to-date 2006, sales for resale to affiliates increased 102.3% and 19.7%, respectively, as compared to the same periods in 2005, primarily due to generation not required to serve Mississippi Power customers being available for sale to affiliates. This generation was not available in the same periods of 2005 due to outages resulting from Hurricane Katrina.
Fuel expense and Purchased power expense
     In the third quarter 2006, fuel expense and purchased power expense, together, increased $16.8 million compared to the same period in the prior year.
     For year-to-date 2006, fuel expense and purchased power expense, together, increased $18.3 million compared to the same period in the prior year. Details of the individual components follow.
     In the third quarter 2006, fuel expense increased by $59.0 million when compared to the same period in 2005 primarily due to an increase in fuel cost and a 35% increase in generation in the third quarter 2006 when compared to the third quarter 2005 due to Hurricane Katrina-related plant outages.
     For year-to-date 2006, the increase in fuel expense of $60.0 million, as compared to the same period in 2005, is primarily due to a 3.98% increase in generation and a 17.2% increase in fuel expense per KWH. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.
     In the third quarter and year-to-date 2006, purchased power expense – non-affiliates decreased $7.1 million and $8.4 million, respectively, as compared to the same periods in 2005, primarily as the result of increased generation in 2006 as compared to the same periods in 2005 due to Hurricane Katrina-related plant outages.
     In the third quarter and year-to-date 2006, purchased power from affiliates decreased 79.9% and 42.3%, respectively, as compared to the same periods in 2005 due to increased self generation. In 2005, purchased power was higher than normal due to Hurricane Katrina-related plant outages.
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
Other operations expense
     In the third quarter 2006, other operations expense increased $2.7 million when compared to the same period in 2005, primarily the result of increases of approximately $1.5 million in distribution expense, $0.6 million in sales operation expense, and $0.3 million in transmission expense.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For year-to-date 2006, other operations expense increased $1.9 million when compared to the same period in 2005, primarily as a result of a $1.7 million increase in distribution expense.
Maintenance expense
     In the third quarter 2006, maintenance expense increased 3.2% when compared to the same period in 2005 resulting from the increased operation of the combined cycle units as gas costs decreased.
     For year-to-date 2006, maintenance expense decreased 5.6% when compared to the same period in 2005 due to the accrual of certain expenses arising from Hurricane Katrina related to the wholesale portion of the business in 2005 and a decrease in distribution maintenance during 2006.
Depreciation and amortization
     In the third quarter and year-to-date 2006, depreciation and amortization expense increased $2.3 million and $10.3 million, respectively, when compared to the same periods in 2005, primarily due to the decrease in credit amortization of the regulatory liability related to the additional Plant Daniel capacity and the new depreciation rates approved by the Mississippi PSC effective January 1, 2006. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Interest income
     For both the third quarter and year-to-date 2006, interest income increased $2.7 million, as compared to the same periods in 2005 due to higher interest income related to the regulatory recovery mechanism for fuel and energy cost hedging.
Interest expense
     In the third quarter 2006, interest expense increased $0.9 million, as compared to the same period in 2005 due to higher interest rates.
     For year-to-date 2006, interest expense increased $5.3 million, as compared to the same period in 2005, due to the increase in short-term indebtedness and higher interest rates, and the reversal of a $2.5 million liability in June 2005 for a transmission facility agreement as a result of changes in the legal and regulatory environment.
Other income (expense), net
     In the third quarter 2006, other income (expense), net increased $1.1 million when compared to the same period in 2005, primarily the result of an increase in revenues associated with customer projects and a decrease in expense associated with employee-related expenses arising from Hurricane Katrina.
     For year-to-date 2006, other income (expense), net increased $2.9 million when compared to the same period in 2005, primarily the result of an increase of $1 million in customer project revenues and a decrease of approximately $1 million in employee-related expenses arising from Hurricane Katrina.
Income taxes
     In the third quarter and year-to-date 2006, income taxes increased $4.7 million and $0.9 million, respectively, as compared to the same periods in 2005 primarily due to an increase in pre-tax income.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power’s future earnings potential. The level of future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include Mississippi Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Mississippi Power’s service area in the aftermath of Hurricane

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Katrina. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. As discussed in the Form 10-K, environmental compliance spending over the next several years may exceed amounts estimated. Some of the factors driving the anticipated increase are higher commodity costs, market demand for labor, and scope additions and clarifications. The timing, specific requirements, and estimated costs could also change as environmental regulations are modified. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Mississippi Power in Item 7 of the Form 10-K for additional information.
New Source Review Reform Rules
On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Mississippi Power. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Mississippi Power in Item 7 of the Form 10-K for additional information.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters –Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Mississippi Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $8.5 million for Mississippi Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Mississippi Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Mississippi Power through September 30, 2006 is not expected to exceed $14.2 million, of which $7.3 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Storm Damage Cost Recovery
In August 2005, Hurricane Katrina hit the Gulf Coast of the United States and caused significant damage within Mississippi Power’s service area. Mississippi Power maintains a reserve to cover the cost of damages from major storms to its transmission and distribution lines and the cost of uninsured damages to its generation facilities and other property. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Storm Damage Cost Recovery” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
     In June 2006, the Mississippi PSC issued an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directed Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration costs and will be used to significantly mitigate the impacts of the cost of storm restoration on Mississippi Power’s customers. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through a state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation.
     The Mississippi PSC order also granted continuing authority to record a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The balance in the regulatory asset account at September 30, 2006 is $264.3 million, which is net of the retail portion of insurance proceeds of $79.7 million. These costs include approximately $144.8 million of capital additions and $119.5 million of operation and maintenance expenditures. Mississippi Power continues to report actual storm expenses to the Mississippi PSC periodically. For any future event causing damage to property beyond the balance in the reserve, the order also granted Mississippi Power the authority to record a regulatory asset. Mississippi Power would then apply to the Mississippi PSC for recovery of such amounts or for authority to otherwise dispose of the regulatory asset.
     Mississippi Power filed the CDBG application with the MDA in September 2006. On October 30, 2006, Mississippi Power received from the MDA a CDBG in the amount of $276.4 million. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. On October 27, 2006, the Mississippi PSC issued a financing order that authorizes the issuance of $121.2 million of system restoration bonds. This amount includes $25.2 million for the retail storm recovery costs not covered by the CDBG, $60 million for a property damage reserve, and $36 million for the retail portion of the construction of the storm operations facility. The bonds will be issued by the Mississippi State Bond Commission and will represent an obligation of the State of Mississippi. The final outcome of this matter cannot now be determined.

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
Fuel Cost Recovery
Mississippi Power has an established fuel cost recovery factor that is approved by the Mississippi PSC. In 2005 and the first nine months of 2006, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually; the last such filing was made in November 2005, with the new rate becoming effective in January 2006. At September 30, 2006, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $68.2 million. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow.
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
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Mississippi Power will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Pensions and Other Postretirement Plans
The FASB issued FASB Statement No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This standard requires companies to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefits plans on the balance sheet. Mississippi Power will adopt SFAS No. 158 with a prospective application as of December 31, 2006 and is currently assessing the requirements under this standard. The impact on Mississippi Power’s balance sheet has not yet been determined. SFAS No. 158 also requires employers to measure the funded status of plan assets and obligations as of the year-end balance sheet date. The new measurement date requirement is effective for Mississippi Power as of December 31, 2008 and will require recognition of the net periodic benefit cost for the three-month transition period between September 30 and December 31, 2007 through retained earnings as of January 1, 2008.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for Mississippi Power for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Mississippi Power’s financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at September 30, 2006. Net cash provided from operating activities totaled $103.1 million for the first nine months of 2006, compared to net cash flow provided from operating activities of $84.5 million for the same period in 2005. The $18.6 million increase in the first nine months of 2006 resulted primarily from reduced revenues in the third quarter 2005 due to the impact of Hurricane Katrina.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, preferred stock dividends, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by September 30, 2007.
Sources of Capital
Mississippi Power plans to obtain the funds required for construction, continued storm damage restoration, and other purposes from sources similar to those used in the past, including operating cash flows, capital contributions from Southern Company, short-term debt, and external security issuances. The amount, type, and timing of any future financings, if needed, will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions, and other factors. Mississippi Power is considering other sources of funding for storm-recovery costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
     At September 30, 2006, Mississippi Power’s current liabilities exceeded current assets primarily as a result of obligations incurred as a result of Hurricane Katrina, as well as the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2006 approximately $25.6 million of cash and cash equivalents and $275.5 million of unused committed credit arrangements with banks. Of these facilities, $20.5 million expire in 2006, $80 million expire in 2007, and $175 million expire in 2008. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Approximately $38 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. A portion of these facilities may be used to fund or provide liquidity support for commercial paper issuances to fund costs on an interim basis related to Hurricane Katrina. At September 30, 2006, Mississippi Power had $135.4 million in commercial paper, $150 million in bank notes, and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Off-Balance Sheet Financing Arrangements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Off-Balance Sheet Financing Arrangements” of Mississippi Power in Item 7 and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Mississippi Power, along with all members of the Southern Company power pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Mississippi Power’s total exposure to these types of agreements was approximately $25 million.
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
     The fair value of derivative, fuel, and energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$1,572	$27,106
Contracts realized or settled	2,066	(2,309)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(9,021)	(30,180)

Contracts at September 30, 2006	$(5,383)	$(5,383)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(5,922)	$(4,120)	$(1,802)
External sources	539	539	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$(5,383)	$(3,581)	$(1,802)

     Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Mississippi Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power’s energy cost management clause. In addition, any unrealized gains and losses on energy-related derivatives used to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. These amounts were not material in any period presented. At September 30, 2006, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(5,759)
Accumulated other comprehensive income	499
Net income	(123)

Total fair value loss	$(5,383)

     Unrealized pre-tax gains (losses) recognized in income were not material for any period presented.
     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Mississippi Power did not issue or redeem any long-term securities in the first nine months of 2006. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$104,097	$85,327	$218,709	$165,134
Affiliates	163,764	179,950	381,034	401,504
Other revenues	2,170	334	3,756	1,020

Total operating revenues	270,031	265,611	603,499	567,658

Operating Expenses:
Fuel	62,989	82,202	117,493	143,476
Purchased power —
Non-affiliates	16,412	20,611	43,067	40,245
Affiliates	48,403	40,960	94,172	78,073
Other operations	17,810	15,390	52,109	41,923
Maintenance	4,333	4,041	15,737	12,239
Depreciation and amortization	16,943	14,171	47,514	40,063
Taxes other than income taxes	3,838	3,681	11,299	9,728

Total operating expenses	170,728	181,056	381,391	365,747

Operating Income	99,303	84,555	222,108	201,911
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,503)	(20,294)	(60,501)	(59,473)
Other income (expense), net	(2,216)	(100)	1,086	194

Total other income and (expense)	(21,719)	(20,394)	(59,415)	(59,279)

Earnings Before Income Taxes	77,584	64,161	162,693	142,632
Income taxes	31,713	24,934	65,101	55,098

Net Income	$45,871	$39,227	$97,592	$87,534

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net Income	$45,871	$39,227	$97,592	$87,534
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(3,929), $33, $(2,960), and $83, respectively	(6,019)	54	(4,516)	126
Reclassification adjustment for amounts included in net income, net of tax of $422, $985, $2,659, and $3,076, respectively	2,806	1,537	6,274	4,769

COMPREHENSIVE INCOME	$42,658	$40,818	$99,350	$92,429

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$97,592	$87,534
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	57,802	50,708
Deferred income taxes and investment tax credits, net	7,786	9,208
Deferred revenues	32,433	26,672
Tax benefit of stock options	—	693
Other, net	4,518	(1,527)
Changes in certain current assets and liabilities —
Receivables	(2,236)	(69,872)
Fossil fuel stock	(496)	(4,173)
Materials and supplies	4,116	(2,623)
Other current assets	40,296	12,156
Accounts payable	(39,327)	30,571
Accrued taxes	10,371	41,355
Accrued interest	(14,812)	(15,135)

Net cash provided from operating activities	198,043	165,567

Investing Activities:
Property additions	(457,313)	(244,963)
Sale of property to affiliate	15,674	—
Other	(9,548)	(92)

Net cash used for investing activities	(451,187)	(245,055)

Financing Activities:
Increase in notes payable, net	216,268	102,164
Proceeds — Capital contributions	105,000	721
Redemptions — Other long term debt	(200)	(200)
Payment of common stock dividends	(58,275)	(36,200)
Other	(366)	(958)

Net cash provided from financing activities	262,427	65,527

Net Change in Cash and Cash Equivalents	9,283	(13,961)
Cash and Cash Equivalents at Beginning of Period	27,631	25,241

Cash and Cash Equivalents at End of Period	$36,914	$11,280

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,709 and $0 capitalized for 2006 and 2005, respectively)	$64,786	$63,692
Income taxes (net of refunds)	$16,057	$6,614
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2006	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$36,914	$27,631
Receivables —
Customer accounts receivable	21,925	20,953
Other accounts receivable	195	93
Affiliated companies	60,584	60,505
Fossil fuel stock, at average cost	11,134	7,221
Materials and supplies, at average cost	19,452	15,628
Prepaid service agreements — current	40,414	6,178
Other prepaid expenses	3,598	4,610
Other	660	251

Total current assets	194,876	143,070

Property, Plant, and Equipment:
In service	2,429,934	2,030,996
Less accumulated provision for depreciation	201,637	161,358

	2,228,297	1,869,638
Construction work in progress	231,677	218,812

Total property, plant, and equipment	2,459,974	2,088,450

Deferred Charges and Other Assets:
Prepaid long-term service agreements	37,738	46,447
Other—
Affiliated	4,564	4,496
Other	18,094	20,513

Total deferred charges and other assets	60,396	71,456

Total Assets	$2,715,246	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2006	2005
	(in thousands)
Current Liabilities:
Securities due within one year	$1,209	$200
Notes payable	326,960	110,692
Accounts payable —
Affiliated	29,679	65,262
Other	4,192	7,651
Accrued taxes —
Income taxes	44,367	3,477
Other	14,074	2,524
Accrued interest	14,350	29,161
Other	7,519	71

Total current liabilities	442,350	219,038

Long-term Debt	1,098,540	1,099,520

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	77,095	68,535
Deferred capacity revenues — Affiliated	62,598	37,534
Other—
Affiliated	8,944	10,792
Other	13,300	1,214

Total deferred credits and other liabilities	161,937	118,075

Total Liabilities	1,702,827	1,436,633

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	851,244	746,243
Retained earnings	203,842	164,525
Accumulated other comprehensive loss	(42,667)	(44,425)

Total common stockholder’s equity	1,012,419	866,343

Total Liabilities and Stockholder’s Equity	$2,715,246	$2,302,976

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 vs. THIRD QUARTER 2005
AND
YEAR-TO-DATE 2006 vs. YEAR-TO-DATE 2005
OVERVIEW
Southern Power constructs, owns, and manages Southern Company’s competitive generation assets and sells electricity at market-based rates in the southeastern United States wholesale market. Southern Power continues to focus on executing its regional strategy in 2006 in the southeast, one of the fastest growing regions of the country, including potential acquisition and/or expansion opportunities. Southern Power continues to address questions at the federal regulatory level relative to market power and affiliate transactions. See FUTURE EARNINGS POTENTIAL - “FERC Matters” herein for additional detail.
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
RESULTS OF OPERATIONS
Earnings
Southern Power’s net income for the third quarter 2006 was $45.9 million compared to $39.2 million for the corresponding period of 2005. The increase in third quarter 2006 earnings of $6.6 million, or 16.9%, was primarily the result of revenues from new PPAs including a contract with Piedmont Municipal Power Authority (PMPA), effective January 1, 2006, and PPAs related to the acquisitions of Plant DeSoto in June 2006 and Plant Rowan in September 2006. Also contributing to income was an increase in short-term market energy sales available due to favorable regional weather conditions.
     Southern Power’s net income for year-to-date 2006 was $97.6 million compared to $87.5 million for the corresponding period of 2005. Year-to-date 2006 earnings were $10.1 million, or 11.5%, higher than year-to-date 2005 primarily as a result of revenues from new PPAs, including PMPA and contracts associated with newly acquired plants. For year-to-date 2006 changes, these acquisitions included Plant Oleander in June 2005, Plant DeSoto in June 2006, and Plant Rowan in September 2006. These factors were partially offset by higher operating and maintenance expenses, as well as increased depreciation expense.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	Third Quarter 2006		Year-to-Date 2006
	(in thousands)%		(in thousands)%
Sales for resale - non-affiliates	$18,770	22.0	$53,575	32.4
Sales for resale - affiliates	(16,186)	(9.0)	(20,470)	(5.1)
Fuel expense	(19,213)	(23.4)	(25,983)	(18.1)
Purchased power expense - non-affiliates	(4,199)	(20.4)	2,822	7.0
Purchased power expense - affiliates	7,443	18.2	16,099	20.6
Other operations expense	2,420	15.7	10,186	24.3
Maintenance expense	292	7.2	3,498	28.6
Depreciation and amortization expense	2,772	19.6	7,451	18.6
Income taxes	6,779	27.2	10,003	18.2
Sales for resale - affiliates and Sales for resale - non-affiliates
     In the third quarter 2006, revenues related to sales for resale to non-affiliates increased while revenues from sales for resale to affiliates decreased when compared to the corresponding period in 2005. Revenues from sales for resale to non-affiliates increased $18.8 million during the period, primarily due to sales increases related to the new PMPA contract, short-term market energy sales, and sales from Plant DeSoto, acquired in June 2006, and Plant Rowan, acquired in September 2006. Revenues from sales for resale to affiliates decreased $16.2 million during the period, primarily due to reduced energy revenues due to lower natural gas prices. Reduced natural gas prices also contributed to an increase in longer continuous use for Southern Power plants which resulted in a decrease in revenues under the pricing structure of certain affiliate PPAs.
     For year-to-date 2006, revenues from sales for resale to non-affiliates increased $53.6 million and revenues from sales for resale to affiliates decreased $20.5 million when compared to the same period in 2005. The increase in revenues from sales for resale to non-affiliates was primarily due to sales from Plant Oleander, short-term market energy, the new PMPA PPA, and revenues from PPAs with Georgia electric membership cooperatives. The decrease in sales for resale to affiliates was primarily due to lower natural gas prices resulting in reduced energy revenues. Also contributing were reduced revenues as a result of greater continuous use as discussed above. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Plant Acquisitions” and “Power Sales Agreements” herein for additional information.
Fuel expense
     In the third quarter 2006, fuel expense decreased $19.2 million when compared to the same period in 2005 primarily due to a 63.6% decrease in the price of natural gas. Partially offsetting this decrease was a 35% increase in generation at Plant Wansley and a 16% increase in generation at Plant Dahlberg.
     For year-to-date 2006, fuel expense decreased $26.0 million when compared to the same period in 2005 primarily due to a 14.3% decrease in natural gas prices. This was partially offset by a 9.9% increase in generation at Plant Wansley. Existing PPAs generally provide that the purchasers are responsible for substantially all of the fuel costs relating to energy delivered under the PPAs; therefore, fuel expenses do not have a significant impact on net income.
Purchased power expense — affiliates and Purchased power expense — non-affiliates
     In the third quarter and year-to-date 2006, total purchased power increased $3.2 million and $18.9 million, respectively, when compared to the corresponding periods in 2005. This was primarily due to increased purchases from lower cost energy resources from the Southern Company Power Pool and from contracts with the City of Dalton and PMPA.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other operations expense
     In the third quarter 2006, other operations expense increased $2.4 million when compared to the corresponding period in 2005. This increase was primarily due to $1 million of additional administrative expense and $0.7 million of operations expense related to newly acquired Plants DeSoto and Rowan. Also contributing to the increase were transmission expenses related to the PMPA PPA, which were $0.8 million in the third quarter. The PMPA contract provides for recovery of substantially all direct transmission costs; therefore, these expenses do not have a significant impact on net income.
     For year-to-date 2006, other operations expense increased $10.2 million when compared to the corresponding period in 2005. This increase was primarily due to $6.2 million of additional administrative expense and $1.8 million of operations expense related to Plants Oleander, DeSoto, and Rowan. Also contributing to the increase were transmission expenses related to the PMPA PPA, which were $1.8 million for year-to-date 2006.
Maintenance expense
     In the third quarter and year-to-date 2006, maintenance expense increased $0.3 million and $3.5 million, respectively, when compared to the corresponding periods in 2005, primarily due to operations at Plants DeSoto and Rowan, as well as the timing of plant maintenance activities.
Depreciation and amortization expense
     In the third quarter 2006, depreciation expense increased $2.8 million when compared to the corresponding period in 2005, primarily as a result of higher depreciation rates from a new depreciation study adopted in March 2006. The change in rates contributed an additional $1.4 million to the third quarter 2006 expense. New plant in service relating to Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively, also contributed $1.3 million to the third quarter increase.
     For year-to-date 2006, depreciation expense increased $7.5 million when compared to the corresponding period in 2005, primarily as a result of a change in depreciation rates related to a new depreciation study adopted in March 2006. The change in rates contributed an additional $3.5 million in year-to-date 2006 expense. Depreciation related to new plant in service also contributed an additional $3.9 million to depreciation expense as Plants Oleander, DeSoto, and Rowan were acquired in June 2005, June 2006, and September 2006, respectively.
Income tax expense
     Income tax expense increased $6.8 million and $10.0 million in the third quarter and year-to-date 2006, respectively, when compared to the corresponding periods in 2005. This was primarily due to higher taxable earnings. Also contributing was a higher state income tax rate in the State of North Carolina.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, especially regulatory matters, including those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters - Market-Based Rate Authority” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Southern Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $0.7 million for Southern Power. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.
     In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of such sales involving Southern Power through September 30, 2006 is not expected to exceed $4.4 million, of which $0.6 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.
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
     On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Southern Power in Item 7 and Note 2 to the financial statements of Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.
Franklin Unit 3 Construction Activities
See Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $176 million had been spent as of September 30, 2006. Construction is expected to be complete in 2008.
Plant Acquisitions
Effective June 1, 2006, Southern Power acquired all of the outstanding membership interests of DeSoto County Generating Company, LLC (DeSoto) from Progress Genco Ventures LLC, a subsidiary of Progress Energy, Inc. The results of DeSoto’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in DeSoto was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $79.2 million. DeSoto owns a dual-fired generating plant near Arcadia, Florida with a nameplate capacity of 340 MW. The plant’s capacity and associated energy is sold under PPAs with Florida Power & Light Company that expire in 2007.
     Effective September 1, 2006, Southern Power also acquired all of the outstanding membership interests of Rowan County Power, LLC (Rowan) from the same subsidiary of Progress Energy, Inc. Rowan owns a dual-fired generating plant near Salisbury, North Carolina with a nameplate capacity of 985 MW. The purchase price was $328.8 million. Through the acquisition, Southern Power assumed PPAs with Duke Power and North Carolina Municipal Power Agency No. 1 that expire at various times through 2030. In addition, Southern Power entered into PPAs with Energy United Electric Membership

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Corporation for capacity and associated energy from Plant Rowan effective September 2006 through December 2025. Substantially all of Plant Rowan’s capacity is under contract from 2011 through 2025. See Note (L) to the Condensed Financial Statements herein for additional information regarding these acquisitions.
Power Sales Agreements
In May 2006, Southern Power entered into a PPA with Progress Ventures, Inc. for 621 MW of annual capacity from Plant Franklin. The PPA term is from early 2009 through December 2015 with an option to extend through 2020. This capacity is expected to be provided from Plant Franklin Unit 3. See “Franklin Unit 3 Construction Activities” above for details on the restart of construction.
     In July 2006, Southern Power entered into four PPAs with Energy United Electric Membership Corporation. Under the PPAs, Southern Power will sell approximately 425 MW annually of wholesale capacity from Plant Rowan and existing resources. Two of the PPAs are full requirements agreements from September 2006 through December 2010 and from January 2011 through December 2025, respectively. The remaining two PPAs are block purchases from Plant Rowan with terms beginning in January 2011 and extending through December 2025.
     In October 2006, Southern Power entered into a PPA with Gulf Power, resulting from a competitive request for proposals process. Southern Power will sell 300 MW annually of wholesale capacity from existing resources. The contract term is June 2009 through May 2014. The agreement is subject to approval by the Florida PSC and the FERC.
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
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Southern Power will adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Guidance on Considering the Materiality of Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAB 108 are effective for Southern Power for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on Southern Power’s financial statements.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at September 30, 2006. Major changes in Southern Power’s financial condition for the nine months ended September 30, 2006 included the payment of $58.3 million in dividends to Southern Company, the completion of the sale of Cherokee Falls Development of South Carolina LLC and all of its assets at cost to Southern Company’s nuclear development affiliate, and the acquisition of Plants DeSoto and Rowan in June and September 2006, respectively, which contributed an additional $398 million of utility plant. These acquisitions were financed with the issuance of additional short-term commercial paper and a capital contribution of $105 million from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements. Approximately $1.2 million will be required by September 30, 2007 for maturities of long-term debt.
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
     At September 30, 2006, Southern Power’s current liabilities exceeded current assets due to the use of short-term debt as a funding source to finance the Plant Oleander, Plant DeSoto, and Plant Rowan acquisitions and for general corporate needs. At September 30, 2006, Southern Power had approximately $36.9 million of cash and cash equivalents to meet short-term cash needs and contingencies. To insure liquidity and capital resource requirements, Southern Power has a $400 million committed credit facility with banks that expires in 2011. Proceeds from borrowings under this arrangement may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. At September 30, 2006, Southern Power had approximately $327 million of commercial paper outstanding. Amounts drawn under the commercial paper program may be used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2006, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $250 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $389 million. In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Power Company LLC that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the contract. See Note (L) to the Condensed Financial Statements herein for additional information regarding the acquisition. Southern Power, along with all members of the Southern Company power pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas price risk management activities. At September 30, 2006, Southern Power’s total exposure to these types of agreements was approximately $25 million.
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
     The fair value of changes in derivative energy contracts at September 30, 2006 was as follows:

	Third Quarter	Year-to-Date
	2006	2006
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$4,395	$223
Contracts realized or settled	(4,235)	(4,706)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	301	4,944

Contracts at September 30, 2006	$461	$461

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Current period changes also include the changes in fair value of new contracts entered into during the period.

	Source of September 30, 2006
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$210	$221	$(11)
External sources	251	251	—
Models and other methods	—	—	—

Contracts at September 30, 2006	$461	$472	$(11)

Unrealized pre-tax gains and losses on electric contracts used to hedge anticipated sales, and gas contracts used to hedge anticipated purchases and sales, are deferred in Other Comprehensive Income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
     At September 30, 2006, the fair value gain / (loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$264
Accumulated other comprehensive income	197

Total fair value gain	$461

     For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the nine months ended September 30, 2006. In the second quarter of 2006, Southern Power entered into a derivative transaction to hedge the interest rate risk of a planned future financing. The derivative has a total notional amount of $200 million and will be terminated at the time of the future financing, with any resulting gain or loss amortized over a 10-year period. For further details, see Note (F) to the Condensed Financial Statements herein.

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The condensed balance sheets as of December 31, 2005 have been derived from the audited financial statements. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of Southern Company and the retail operating companies and Note 2 to the financial statements of Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

New Source Review Litigation

See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company and Alabama Power in Item 7 and Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On June 19, 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree between Alabama Power and the EPA, resolving alleged NSR violations at Plant Miller. The consent decree required Alabama Power to pay $100,000 to resolve the government’s claim for a civil penalty and donate $4.9 million of sulfur dioxide emission allowances to a nonprofit charitable organization. As a result, Alabama Power has recognized $5 million in other income (expense), net related to the consent decree. The consent decree also formalizes specific emissions reductions to be accomplished by Alabama Power, consistent with other Clean Air Act programs that require emissions reductions. On August 14, 2006, the district court granted Alabama Power’s motion for summary judgment and entered a final judgment in favor of Alabama Power on the EPA’s claims related to Plants Barry, Gaston, Gorgas, and Greene County, based on the district court’s previous ruling regarding the correct legal tests and stipulations entered between the parties. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Eleventh Circuit. The final resolution of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.

New Source Review Reform Rules

On March 17, 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s October 2003 proposed rule which sought to clarify the scope of the existing Routine Maintenance, Repair, and Replacement Exclusion. Because this rule was not yet in effect, the court’s ruling is not anticipated to have any impact on Southern Company or its subsidiaries. In September 2006, the EPA also proposed additional rules intended to clarify the test for determining when an emissions increase subject to the NSR permitting requirements has occurred. The potential impact of these proposed rules will depend on the adoption of final rules by the EPA.

PLANT WANSLEY ENVIRONMENTAL LITIGATION

On March 30, 2006, the U.S. Court of Appeals for the Eleventh Circuit ruled in favor of Georgia Power on its appeal and reversed the district court’s order regarding certain alleged opacity violations at Plant Wansley. The court of appeals remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings consistent with its decision. The ultimate outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company and Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information.

BIRMINGHAM AREA EIGHT-HOUR OZONE ATTAINMENT REDESIGNATION

On May 12, 2006, the EPA published a final rule approving the State of Alabama’s request to redesignate the Birmingham eight-hour ozone nonattainment area to attainment under the standard. The EPA also approved a revision to the Alabama state implementation plan, containing a maintenance plan to ensure the area’s continued compliance with the standard and to address any future exceedances of the standard. The EPA’s redesignation determination became effective on June 12, 2006.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Mirant Securities Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. In March 2006, the plaintiffs filed a Motion for Reconsideration requesting that the court vacate that portion of its July 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the Mirant bankruptcy litigation. See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Bankruptcy Litigation” in Item 8 of the Form 10-K for additional information. The ultimate outcome of these matters cannot be determined at this time.

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

FERC MATTERS

Market-Based Rate Authority

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “FERC Matters – Market-Based Rate Authority” and Note 2 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information on the FERC’s April 2004 order adopting a new interim analysis for measuring generation market power and a proceeding initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory. Each of the retail operating companies and Southern Power has authorization from the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based sale to an affiliate. On February 15, 2005, Southern Company submitted additional information related to generation dominance in its retail service territory. Any new market-based rate sales by any subsidiary of Southern Company in its retail service territory entered into after February 27, 2005 will be subject to refund to the level of the default cost-based rates, pending the outcome of the proceeding. Such sales through May 27, 2006, the end of the 15-month refund period, were approximately $19.7 million for the Southern Company system. In the event that the FERC’s default mitigation measures for entities that are found to have market power are ultimately applied, the retail operating companies and Southern Power may be required to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In addition, in May 2005, the FERC initiated an investigation to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing. The FERC established a new 15-month refund period related to this expanded investigation. Any new market-based rate sales involving any Southern Company subsidiary will be subject to refund to the extent the FERC orders lower rates as a result of this new investigation, with the refund period beginning July 19, 2005. The impact of all such sales through September 30, 2006 is not expected to exceed $54.2 million, of which $15.5 million relates to sales inside the retail service territory discussed above. The FERC also directed that this expanded proceeding be held in abeyance pending the outcome of the proceeding on the IIC discussed below. In its order in the IIC proceeding of October 5, 2006, pertaining to issues that overlap those in this proceeding, the FERC indicated that it would issue an order in this expanded proceeding within 90 days, seeking comment on the issues that may remain appropriate for investigation as well as procedures for addressing those issues.

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

On April 11, 2006, Southern Company, Calpine Corporation, Coral Energy, and Dalton Utilities filed a settlement offer that would resolve the proceeding, and does not require any refunds. The ALJ certified the settlement to the FERC, which on October 5, 2006 issued an order accepting the settlement subject to Southern Company’s agreement to accept certain modifications to its terms. On October 20, 2006, Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC on November 6, 2006 an implementation plan to comply with the modifications set forth in the order. The impact of the modifications is currently being assessed but is not expected to be material. See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “FERC Matters – Intercompany Interchange Contract” and Note 2 to the financial statements of Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
INCOME TAX MATTERS

Leveraged Lease Transactions

See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audit of Southern Company’s 2000 and 2001 tax returns. If the IRS is ultimately successful in disallowing the tax deductions related to these transactions beginning with the 2000 tax year, Southern Company could be subject to additional interest charges of up to $47 million. Discussions to settle the issue with the IRS have ended without resolution. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 and 2001 and has filed a claim for refund. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. Southern Company has accounted for this payment as a deposit. This payment along with the anticipated disallowance of the claim will close the issue with the IRS and Southern Company plans to then proceed to litigate this matter.

The IRS has also raised the SILO issue for tax years 2002 and 2003. The estimated amount of disputed tax and interest for these years is approximately $90 million and $17 million, respectively, along with a related penalty of approximately $9 million. A current liability of $107 million was recorded in the third quarter 2006 to reflect the probable payment of tax and interest for these tax years to the IRS in the fourth quarter 2006. Southern Company believes these transactions are valid leases for U.S. tax purposes and will continue to defend this position through administrative appeals or litigation.

In July 2006, the FASB released new guidance for the accounting for both leveraged leases and uncertain tax positions that will be effective beginning in 2007. For the lease-in-lease-out transaction settled with the IRS in February 2005, FSP 13-2, the new standard for leveraged leases, will require Southern Company to change the timing of income recognized under the lease, including a cumulative effect upon adoption of the change. Southern Company estimates such cumulative effect will reduce Southern Company’s retained earnings by approximately $17 million. The impact of these proposed changes related to the SILO transactions would be dependent on the outcome of pending litigation, but could be significant, and potentially material, to Southern Company’s net income. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through administrative appeals or litigation; however, the ultimate outcome of these matters cannot now be determined.

Synthetic Fuel Tax Credits

Southern Company has made investments in two entities that produce synthetic fuel and receive tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in these investments, has continued to monitor oil prices. Reserves against these tax credits of $27 million have been recorded in the first nine months of 2006 due to projected phase-outs of the credits in 2006 as a result of current and projected future oil prices. See Note (J) herein for additional information regarding the impact of these reserves on the effective tax rate.

In May 2006, production at one of the synthetic fuel investments was idled due to continued uncertainty over the value of tax credits. In addition, Southern Company entered into an agreement in June 2006 which terminated its ownership interest in its other synthetic fuel investment, effective July 1, 2006. As a result of these actions and the projected continued phase out of tax credits because of high oil prices, the investments in these two synthetic fuel entities were considered fully impaired and approximately $16 million was written off and is reflected in the line item “Impairment loss on equity method

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
investments” on Southern Company’s income statement herein. In September 2006, due to reduced oil prices in the third quarter, production was restarted at the synthetic fuel facility in which Southern Company still has an ownership interest. See Note (F) herein for additional information. The final outcome of these matters cannot now be determined.

SOUTHERN COMPANY GAS SALE

On January 4, 2006, Southern Company completed the sale of substantially all the assets of Southern Company Gas, its competitive retail natural gas marketing subsidiary, including natural gas inventory, accounts receivable, and customer list, to Gas South, LLC, an affiliate of Cobb Electric Membership Corporation. Southern Company Gas’ sale of such assets was pursuant to a Purchase and Sale Agreement dated November 18, 2005 between Southern Company Gas and Gas South. The gross proceeds from the sale were approximately $126 million, after working capital adjustments. This sale had no material impact on Southern Company’s net income for the nine months ended September 30, 2006. As a result of the sale, Southern Company’s financial statements and related information reflect Southern Company Gas as discontinued operations.

GEORGIA POWER FAIR LABOR STANDARDS ACT LITIGATION

On February 23, 2006, approximately 170 current and former employees of Georgia Power filed a collective action against Georgia Power in the U.S. District Court for the Northern District of Georgia, alleging that Georgia Power violated the Fair Labor Standards Act by failing to properly compensate certain employees (primarily linemen and crew leaders whose work is governed by a union collective bargaining agreement) while the employees were subject to being called back into work under on-call work rules and regulations. During the discovery period, approximately 40 of the plaintiffs asked to be dismissed from the case. After reaching agreement that Georgia Power will not seek to recover fees and costs from the plaintiffs, all of the remaining plaintiffs had dismissed their claims as of October 24, 2006. The matter is now concluded.

RIGHT OF WAY LITIGATION

Southern Company and certain of its subsidiaries, including Georgia Power, Gulf Power, Mississippi Power, and Southern Telecom, have been named as defendants in numerous lawsuits brought by landowners since 2001 alleging that the defendants may not use, or sublease to third parties, some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by the defendants. See Note 3 to the financial statements of Southern Company, Georgia Power, and Gulf Power under “Right of Way Litigation” in Item 8 of the Form 10-K for additional information.

After the Georgia Court of Appeals’ decision reversing, in part, the trial court’s January 2005 order, the plaintiffs filed a motion for reconsideration, which was denied, and a petition for certiorari to the Georgia Supreme Court, which was denied. On October 10, 2006, the Superior Court of Decatur County, Georgia granted Georgia Power’s motion for summary judgment. The plaintiffs have 30 days to appeal. The final outcome of this matter cannot now be determined.

On October 26, 2006, the Florida First District Court of Appeal issued an order dismissing Gulf Power’s December 2005 appeal on the basis that the trial court’s order was a non-final order and therefore not subject to review on appeal at this time. After the period for rehearing has expired, the case will be returned to the trial court for further proceedings. The final outcome of this matter cannot now be determined.

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

Effective January 1, 2006, Southern Company and the retail operating companies adopted the fair value recognition provisions of FASB Statement No. 123(R), using the modified prospective method. Under that method, compensation cost recognized in the nine-month period ended September 30, 2006 is recognized as the requisite service is rendered and includes: (a) compensation cost for the portion of share-based awards granted prior to and that are outstanding as of January 1, 2006, for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.
For Southern Company and each of the retail operating companies, the adoption of Statement No. 123(R) has resulted in a reduction in earnings from continuing operations before income taxes, net income, and operating cash flows as follows (in millions):

	Three months ended			Nine months ended
	September 30, 2006			September 30, 2006
	Earnings			Earnings
	Before		Operating	Before		Operating
	Income	Net	Cash	Income	Net	Cash
	Taxes	Income	Flows [1]	Taxes	Income	Flows [1]

Southern Company	$2.8	$1.7	$1.2	$25.0	$15.4	$3.7
Alabama Power	0.5	0.4	0.1	4.5	2.8	0.5
Georgia Power	0.6	0.4	0.4	5.2	3.2	1.0
Gulf Power	0.2	—	—	0.9	0.5	0.2
Mississippi Power	0.2	0.1	0.1	1.0	0.6	0.1

[1]	Financing cash flows have increased by the stated amount for Southern Company and each retail operating company, respectively.
Basic earnings per share from continuing operations for the three-month period ended September 30, 2006 would have been $1.00 compared to reported basic earnings per share of $0.99 if Southern Company had not adopted Statement No. 123(R). Diluted earnings per share from continuing operations would have remained as reported. For the nine-month period ended September 30, 2006, basic and diluted earnings per share from continuing operations would have been $1.89 and $1.88, respectively, compared to reported basic and diluted earnings per share of $1.87 and $1.86, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the periods prior to the adoption of Statement No. 123(R), the pro forma impact of fair-value accounting for options granted on earnings from continuing operations and basic and diluted earnings per share is as follows:

	Three Months ended			Nine months ended
	September 30, 2005			September 30, 2005
		Options			Options
	As	Impact	Pro	As	Impact	Pro
	Reported	After Tax	Forma	Reported	After Tax	Forma

Net income after dividends on preferred stock (in millions):
Southern Company	$731.0	$1.4	$729.6	$1,437.4	$15.1	$1,422.3
Alabama Power	236.1	0.2	235.9	451.0	2.6	448.4
Georgia Power	374.9	0.4	374.5	683.0	3.4	679.6
Gulf Power	37.2	—	37.2	73.3	0.5	72.8
Mississippi Power	28.2	0.1	28.1	70.8	0.6	70.2

Earnings per share (Dollars):
Basic	$0.98		$0.98	$1.93		$1.91
Diluted	$0.98		$0.97	$1.92		$1.90
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

	Three months		Nine months
	ended		ended
	September 30		September 30
	2006	2005	2006	2005
Expected volatility	16.7%	17.3%	16.9%	17.9%
Expected term (in years)	5	5	5	5
Interest rate	4.9%	4.1%	4.6%	3.9%
Dividend yield	4.6%	4.3%	4.4%	4.4%
Weighted average grant-date fair value	$4.17	$4.21	$4.15	$3.90
Southern Company and each of the retail operating companies’ activity under the stock option plan as of September 30, 2006, and changes during the nine months then ended, is summarized below:

	Southern	Alabama	Georgia	Gulf	Mississippi
Shares Subject to Option	Company	Power	Power	Power	Power

Outstanding at December 31, 2005	31,347,355	5,227,985	7,223,875	1,099,549	1,444,438
Granted	6,648,750	1,150,137	1,429,904	242,273	253,870
Exercised	(1,329,145)	(225,431)	(299,517)	(86,028)	(38,779)
Canceled	(144,634)	(9,275)	(12,148)	(460)	(569)

Outstanding at September 30, 2006	36,522,326	6,143,416	8,342,114	1,255,334	1,658,960

Exercisable at September 30, 2006	23,905,616	3,975,502	5,611,464	785,507	1,169,887

The number of stock options vested and expected to vest at September 30, 2006 is not significantly different from the number of stock options outstanding as detailed above.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
Weighted-Average Exercise Price	Company	Power	Power	Power	Power

Outstanding at December 31, 2005	$27.13	$27.09	$26.87	$27.07	$26.86
Granted	33.80	33.81	33.81	33.81	33.81
Exercised	23.35	23.63	23.33	23.21	23.37
Canceled	31.27	29.35	30.78	32.66	32.71

Outstanding at September 30, 2006	$28.47	$28.48	$28.18	$28.63	$28.01

Exercisable at September 30, 2006	$26.20	$26.15	$25.97	$26.17	$26.04

At September 30, 2006	Southern	Alabama	Georgia	Gulf	Mississippi
(in millions unless stated)	Company	Power	Power	Power	Power

Weighted-Average Remaining Contractual Term - Outstanding (in years)	6.6	6.8	6.5	6.9	6.2
Weighted-Average Remaining Contractual Term — Exercisable (in years)	5.4	5.7	5.5	5.7	5.1
Aggregate Intrinsic Value - Outstanding	$218.9	$36.8	$52.4	$7.3	$10.7
Aggregate Intrinsic Value - Exercisable	$197.5	$33.0	$47.6	$6.5	$9.9
Nine-month period
Total intrinsic value of options exercised during 2006	$14.0	$2.0	$3.8	$0.9	$0.4
Total intrinsic value of options exercised during 2005	$126.7	$20.9	$20.5	$4.2	$4.2

Southern Company and each of the retail operating companies’ total pre-tax compensation cost related to non-vested awards is expected to be recognized over the remaining three-year service period from the grant dates and is approximately (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
	Company	Power	Power	Power	Power

Unrecognized compensation	$12.4	$1.8	$3.0	$0.6	$0.5
Southern Company has a policy of issuing shares to satisfy share option exercises. Historically, this has been satisfied by the issuance of new common shares; however, during January 2006, Southern Company started reissuing treasury shares that it had previously repurchased. Cash received from issuances related to option exercise under the share-based payment arrangements for the nine-month periods ended September 30, 2006 and 2005 was $30.7 million and $206.9 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the asset retirement obligations included in the Condensed Balance Sheets (in millions).

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/05	Incurred	Settled	Accretion	Revisions	9/30/06

Southern Company	$1,117.3	$(0.1)	$(3.8)	$54.3	$(3.6)	$1,164.1
Alabama Power	446.3	—	(2.3)	22.6	—	466.6
Georgia Power	634.9	—	(1.5)	30.5	—	663.9
Gulf Power	15.3	—	—	0.6	(3.4)	12.5
Mississippi Power	15.4	—	(0.1)	0.6	(0.3)	15.6
(E)	For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to exercised options and outstanding options under the stock option plan. See Note 8 to the financial statements of Southern Company in Item 8 of the Form 10-K for further information on the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows (in thousands):

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

As reported shares	742,884	743,214	742,532	744,654
Effect of options	4,676	4,603	4,451	4,725

Diluted shares	747,560	747,817	746,983	749,379

(F)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power and Note 5 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At September 30, 2006, the fair value gains/(losses) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/liabilities, net	$(86.9)	$(36.9)	$(37.1)	$(7.1)	$(5.8)	$—
Accumulated other comprehensive income (loss)	1.9	1.2	—	—	0.5	0.2
Net income (loss)	(2.5)	(0.6)	(0.8)	(0.1)	(0.1)	0.3

Total fair value gain/(loss)	$(87.5)	$(36.3)	$(37.9)	$(7.2)	$(5.4)	$0.5

For the three months ended September 30, 2006, the unrealized loss recognized in income for derivative energy contracts that are not hedges was $2.9 million for Southern Power and was immaterial for the other registrants. For all the other periods reported, the amounts were immaterial for all registrants.

The amounts reclassified from other comprehensive income to fuel expense for the three months and nine months ended September 30, 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and nine months ended September 30, 2006 and 2005. The amounts expected to be reclassified from other comprehensive income to

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
revenue for the next twelve-month period to September 30, 2007 is a $2.0 million gain for Southern Company and is immaterial for the other registrants.

During the period from June to September 2006, Southern Company entered into derivative transactions with net initial premiums received of $1.4 million to reduce its exposure to a potential phase-out of certain income tax credits in 2006. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At September 30, 2006, the fair value of the derivatives was a $20.8 million net liability. For the three months and nine months ended September 30, 2006, the fair value loss recognized in income to mark the transactions to market was $23.3 million and $19.4 million, respectively. For the three months and nine months ended September 30, 2005, the fair value gain recognized in income for similar derivative transactions was $5.1 million and $3.9 million, respectively. In October 2006, Southern Company entered into additional derivative transactions with net initial premiums paid of $21.7 million to reduce its exposure to the potential phase-out of these income tax credits in 2007.
At September 30, 2006, Southern Company had $2.8 billion notional amount of interest rate derivatives outstanding with net fair value losses of $10.8 million as follows:
Fair Value Hedges

Fair Value Gain
				Hedge	(Loss)
	Notional	Fixed Rate	Variable Rate	Maturity	September 30, 2006
	Amount	Received	Paid	Date	(in millions)

Southern Company	$400 million	5.30%	6-month LIBOR (in arrears) less 0.10%	February 2007	$0.2

Cash Flow Hedges

					Fair Value
					Gain (Loss)
			Weighted Average	Hedge	September 30,
	Notional	Variable Rate	Fixed Rate	Maturity	2006
	Amount	Received	Paid	Date	(in millions)

Alabama Power	$536 million	BMA Index	2.01%	January 2007	$2.9
Alabama Power*	$100 million	3-month LIBOR	6.15%	November 2017	(2.0)
Alabama Power*	$100 million	3-month LIBOR	6.15%	December 2017	(2.0)
Georgia Power*	$300 million	3-month LIBOR	5.75%	July 2037	1.9
Georgia Power**	$400 million	Floating	3.20 - 3.85%	December 2007	1.0
Georgia Power	$225 million	3-month LIBOR	5.29%	March 2017	(2.2)
Georgia Power	$150 million	3-month LIBOR	5.30%	December 2016	(1.5)
Georgia Power	$300 million	1-month LIBOR	2.67%	June 2007	2.1
Georgia Power	$ 14 million	BMA Index	2.50%	December 2007	0.2
Gulf Power	$ 80 million	3-month LIBOR	5.82%	December 2016	(4.1)
Southern Power	$200 million	3-month LIBOR	5.64%	November 2016	(7.3)

*	Interest rate collar (showing only the rate cap percentage)

**	Series of interest rate collars with variable rate based on one-month LIBOR (showing range of rate caps)
No material ineffectiveness has been recorded in net income for any of the periods reported.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next twelve-month period ending September 30, 2007, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from Accumulated Other Comprehensive Income to Interest Expense (in millions):

Southern Company	$(10.7)

Alabama Power	$2.4
Georgia Power	0.6
Gulf Power	(0.7)
Southern Power	(13.2)
(G)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month and nine-month periods ended September 30, 2006 and 2005 are as follows (in millions):

	Southern	Alabama	Georgia		Mississippi
PENSION PLANS	Company	Power	Power	Gulf Power	Power

Three Months Ended September 30, 2006
Service cost	$38	$9	$13	$2	$2
Interest cost	75	19	29	3	3
Expected return on plan assets	(113)	(34)	(46)	(5)	(4)
Recognized net (gain)/loss	4	1	2	—	—
Net amortization	6	2	2	—	—

Net cost (income)	$10	$(3)	$—	$—	$1

Nine Months Ended September 30, 2006
Service cost	$114	$28	$40	$5	$5
Interest cost	225	57	88	10	10
Expected return on plan assets	(341)	(104)	(138)	(15)	(14)
Recognized net (gain)/loss	12	2	4	—	1
Net amortization	20	7	6	1	1

Net cost (income)	$30	$(10)	$—	$1	$3

Three Months Ended September 30, 2005
Service cost	$33	$8	$11	$2	$2
Interest cost	71	18	28	3	3
Expected return on plan assets	(111)	(34)	(45)	(5)	(4)
Recognized net (gain)/loss	2	1	1	—	—
Net amortization	6	2	2	—	—

Net cost (income)	$1	$(5)	$(3)	$—	$1

Nine Months Ended September 30, 2005
Service cost	$104	$25	$36	$5	$5
Interest cost	214	56	83	10	10
Expected return on plan assets	(342)	(105)	(139)	(16)	(14)
Recognized net (gain)/loss	8	2	3	—	—
Net amortization	17	6	6	—	1

Net cost (income)	$1	$(16)	$(11)	$(1)	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended September 30, 2006
Service cost	$7	$2	$3	$—	$—
Interest cost	24	6	11	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—
Net amortization	11	3	5	—	—

Net cost (income)	$30	$7	$13	$1	$1

Nine Months Ended September 30, 2006
Service cost	$22	$6	$8	$1	$1
Interest cost	74	20	33	3	4
Expected return on plan assets	(36)	(13)	(19)	(1)	(1)
Net amortization	32	8	17	1	1

Net cost (income)	$92	$21	$39	$4	$5

Three Months Ended September 30, 2005
Service cost	$7	$2	$3	$—	$—
Interest cost	24	6	11	1	1
Expected return on plan assets	(11)	(4)	(6)	—	—
Net amortization	9	3	5	—	—

Net cost (income)	$29	$7	$13	$1	$1

Nine Months Ended September 30, 2005
Service cost	$21	$5	$8	$1	$1
Interest cost	72	20	33	3	3
Expected return on plan assets	(34)	(12)	(18)	(1)	(1)
Net amortization	29	8	15	1	1

Net cost (income)	$88	$21	$38	$4	$4

(H)	See Note 3 to the financial statements of Southern Company under “Georgia Power Retail Regulatory Matters” and “Merger of Georgia Power and Savannah Electric” and Georgia Power under “Retail Regulatory Matters — Merger” and “ — Fuel Cost Recovery” in Item 8 of the Form 10-K for information on the merger of Savannah Electric into Georgia Power and its impact on retail fuel cost recovery.

All required shareholder and regulatory approvals for the merger were received and, effective July 1, 2006, Savannah Electric was merged into Georgia Power. Prior to the merger, Southern Company was the sole common shareholder of both Georgia Power and Savannah Electric. At the time of the merger, each outstanding share of Savannah Electric common stock was cancelled, and Southern Company was issued an additional 1,500,000 shares of Georgia Power common stock, no par value per share. In addition, at the time of the merger, each outstanding share of Savannah Electric’s preferred stock was cancelled and converted into the right to receive one share of Georgia Power 6 1/8% Series Class A Preferred Stock, Non-Cumulative, Par Value $25 Per Share.

Following completion of the merger, the outstanding capital stock of Georgia Power consists of 9,261,500 shares of common stock, all of which are held by Southern Company, and 1,800,000 shares of Class A Preferred Stock. In connection with the merger, Georgia Power also assumed all of the outstanding liabilities of Savannah Electric, including Savannah Electric’s obligations under five series of senior notes outstanding at July 1, 2006, totaling $195 million, and the obligations of three series related to pollution control revenue bonds, totaling $18 million. In addition, Georgia Power assumed Savannah Electric’s commercial paper and extendible commercial note obligations of $84 million.

Georgia Power accounted for the merger in a manner similar to a pooling of interests. Georgia Power’s Condensed Financial Statements give effect to the merger as if it had occurred on January 1, 2005 and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
include the elimination of all material intercompany transactions between Georgia Power and Savannah Electric for the periods presented. Along with Southern Company’s other retail operating companies, Georgia Power and Savannah Electric were both members of the Southern Company Power Pool prior to the merger. The operation of the Power Pool is regulated by the FERC and administered by SCS. Each member of the Power Pool has the first call on its own generating resources, but if lower cost generation resources are available or if a member of the Power Pool is unable to meet its obligations with its own generation, energy may be purchased from the Power Pool. Each company’s sales and purchases to the Power Pool are determined each hour on an economic dispatch basis to meet the aggregate customer load requirements of all Power Pool members. Since the power pool energy sales are at marginal cost and energy purchases are generally offset by energy revenues through the fuel cost recovery clauses of both Georgia Power and Savannah Electric, these transactions did not have a significant impact on the historical net income of either company. If the merger had been effective as of January 1, 2005, such power pool sales and purchases would not be materially different; therefore, no adjustments for the impact of such changes in operating revenues or operating expenses have been made in the accompanying Georgia Power financial statements.

In March 2006, Georgia Power and Savannah Electric filed a combined request with the Georgia PSC to change the fuel cost recovery rate effective July 1, 2006. On June 15, 2006, the Georgia PSC ruled on the request and approved an increase in Georgia Power’s total annual fuel billings of approximately $400 million. The Georgia PSC order provided for a combined ongoing fuel forecast but reduced the requested increase related to such forecast by $200 million. The Georgia PSC order included no disallowances of previously incurred fuel costs. Estimated under recovered fuel costs are to be recovered over 35 months ending May 2009 for customers in the former Georgia Power territory and over 41 months ending November 2009 for customers in the former Savannah Electric territory. The order also required Georgia Power to file for a new fuel cost recovery rate on a semi-annual basis, beginning in September 2006. Accordingly, on September 15, 2006, Georgia Power filed a request to recover fuel costs incurred through August 2006, by increasing the fuel cost recovery rate. In October 2006, Georgia Power agreed with the Georgia PSC to file a supplementary request, by November 13, 2006, reflecting a forecast of annual fuel costs, as well as updated information for previously incurred fuel costs. The Georgia PSC is scheduled to rule on the entire request in February 2007, with the new rates to become effective on March 1, 2007. As of September 30, 2006, Georgia Power had an under recovered fuel balance of approximately $952 million, of which $762 million is currently included in the fuel cost recovery rate.

Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any increase in the billing factor will have no significant effect on Georgia Power’s revenues or net income but will increase cash flow.

The June Georgia PSC order also set a Merger Transition Adjustment (MTA) applicable to customers in the former Savannah Electric service territory so that the new fuel rate plus the MTA equals the applicable fuel rate paid by such customer as of June 30, 2006. Amounts collected under the MTA are being credited to customers in the former Georgia Power service territory through a Merger Transition Credit (MTC). The MTA and the MTC will be in effect until December 31, 2007, when Georgia Power’s base rates are scheduled to be adjusted.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In June 2006, the Mississippi PSC issued an order based upon a stipulation between Mississippi Power and the Mississippi Public Utilities Staff. The stipulation and the associated order certified actual storm restoration costs relating to Hurricane Katrina through April 30, 2006 of $267.9 million and affirmed estimated additional costs through December 31, 2007 of $34.5 million, for total storm restoration costs of $302.4 million, without offset for the property damage reserve of $3.0 million. Of the total amount, $292.8 million applies to Mississippi Power’s retail jurisdiction. The order directed Mississippi Power to file an application with the Mississippi Development Authority (MDA) for Community Development Block Grants (CDBG). The MDA has indicated that $360 million of CDBG will be available to utilities within the State of Mississippi impacted by Hurricane Katrina. All CDBG proceeds received by Mississippi Power will be applied to both retail and wholesale storm restoration costs and will be used to significantly mitigate the impacts of the cost of storm restoration on Mississippi Power’s customers. The retail portion of any certified restoration costs not covered by the CDBG program are expected to be funded through the state bond program previously approved by the State of Mississippi legislature. The Mississippi PSC order also indicated that the state bond program would be appropriate funding for all or a portion of a new storm operations center if approved and for an appropriate storm reserve, both of which require additional Mississippi PSC action. If state bonds are used for any portion of the Hurricane Katrina restoration costs, periodic true-up mechanisms will be structured to comply with terms and requirements from the legislation.

The Mississippi PSC order also granted continuing authority to record a regulatory asset in an amount equal to the retail portion of the recorded Hurricane Katrina restoration costs. The balance in the regulatory asset account at September 30, 2006 is $264.3 million, which is net of the retail portion of insurance proceeds of $79.7 million. These costs include approximately $144.8 million of capital additions and $119.5 million of operation and maintenance expenditures. Mississippi Power continues to report actual storm expenses to the Mississippi PSC periodically. For any future event causing damage to property beyond the balance in the reserve, the order also granted Mississippi Power the authority to record a regulatory asset. Mississippi Power would then apply to the Mississippi PSC for recovery of such amounts or for authority to otherwise dispose of the regulatory asset.

Mississippi Power filed the CDBG application with the MDA in September 2006. On October 30, 2006, Mississippi Power received from the MDA a CDBG in the amount of $276.4 million. Mississippi Power filed an application for a financing order with the Mississippi PSC on July 3, 2006 for restoration costs under the state bond program, including the property damage reserve funding and the construction of the storm operations center. On October 27, 2006, the Mississippi PSC issued a financing order that authorizes the issuance of $121.2 million of system restoration bonds. This amount includes $25.2 million for the retail storm recovery costs not covered by the CDBG, $60 million for a property damage reserve, and $36 million for the retail portion of the construction of the storm operations facility. The bonds will be issued by the Mississippi State Bond Commission and will represent an obligation of the State of Mississippi. The final outcome of this matter cannot now be determined.

(J)	See Note 5 to the financial statements of Southern Company and Alabama Power in Item 8 of the Form 10-K for information on each company’s effective income tax rate. In accordance with an Alabama PSC-approved accounting order to restore the natural disaster reserve, Alabama Power returned approximately $27.7 million of excess deferred income taxes to its retail customers in 2005. The impact of this entry was a lower effective income tax rate for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2006 for Alabama Power and Southern Company. For additional information on Alabama Power’s accounting order, see Note 3 to the financial statements of Southern Company and Alabama Power under “Storm Damage Recovery” and “Natural Disaster Cost Recovery,” respectively, in Item 8 of the Form 10-K.

In September 2006, Georgia Power filed its 2005 income tax returns, which included certain state income tax credits that resulted in a lower effective income tax rate for the three and nine months ended September 30, 2006 when compared to the same periods in 2005. Georgia Power has also filed similar claims for the years 2001 through 2004. Amounts recorded in Georgia Power’s financial statements for the three and nine months ended September 30, 2006 related to these claims are not material. The Georgia Department of Revenue is currently reviewing these claims. If approved as filed, such claims could have a significant, and possibly material, effect on Georgia Power’s net income. The ultimate outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Southern Company has recorded reserves associated with a potential phase out of its synthetic fuel tax credits of $27 million in 2006. The fuel tax credits recorded as of the nine months ended September 30, 2006 are $60 million less than the fuel tax credits recorded for the same period in 2005. See Note (B) herein for additional information regarding the reduced production of fuel tax credits in 2006. The impact of the reduction in fuel tax credits and these reserves is an increase in Southern Company’s effective tax rate for the nine months ended September 30, 2006 as compared to the same period in 2005.

(K)	See Note 1 to the financial statements of Southern Company and Gulf Power under “Storm Damage Reserves” and “Property Damage Reserve,” respectively, and Note 3 to the financial statements of Southern Company and Gulf Power under “Storm Damage Cost Recovery” and “Retail Regulatory Matters – Storm Damage Cost Recovery,” respectively, in Item 8 of the Form 10-K for information on how Gulf Power maintains a reserve for property damage to cover the cost of damages from major storms to its transmission and distribution facilities and the cost of uninsured damages to its generation facilities and other property, and the impact of recent hurricanes on that reserve. In September 2004, Hurricane Ivan hit the Gulf Coast of Florida and Alabama and caused significant damage to Gulf Power’s service area. In July 2005 and August 2005, Hurricanes Dennis and Katrina, respectively, hit the Gulf Coast of the United States also causing significant damage within Gulf Power’s service area. As a result, Gulf Power has a deficit balance in the reserve at September 30, 2006 of $43.1 million.

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

According to the stipulation, the funds resulting from the extension of the current surcharge will first be credited to the unrecovered balance of storm-recovery costs associated with Hurricane Ivan until these costs have been fully recovered. The funds will then be credited to the property reserve for recovery of the storm-recovery costs of $52.6 million associated with Hurricanes Dennis and Katrina that were previously charged to the reserve. Should revenues collected by Gulf Power through the extension of the storm-recovery surcharge exceed the storm-recovery costs associated with Hurricanes Dennis and Katrina, the excess revenues will be credited to the reserve.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(L)	See Note 3 to the financial statements of Southern Company under “Plant Franklin Construction Project” and Note 2 to the financial statements of Southern Power under “Plant Franklin Unit 3 Construction Project” in Item 8 of the Form 10-K for information on the suspension of construction activities. On May 6, 2006, Southern Power signed a PPA with Progress Ventures, Inc. for 621 MW of capacity from Plant Franklin. The PPA term is from 2009 through 2015. To provide this capacity, Southern Power expects to complete construction of Franklin Unit 3 at a total cost of approximately $351 million, of which $176 million has been spent as of September 30, 2006. Construction is expected to be complete in 2008.

Effective June 1, 2006, Southern Power acquired all of the outstanding membership interests of DeSoto County Generating Company, LLC (DeSoto) from Progress Genco Ventures, LLC, a subsidiary of Progress Energy, Inc. The results of DeSoto’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in DeSoto was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $79.2 million. The total purchase price was allocated to property, plant, and equipment and materials and supplies based on a preliminary assessment. Southern Power is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future refinement. The impact of these refinements is not known at this time. DeSoto owns a dual-fired generating plant near Arcadia, Florida with a nameplate capacity of 340 MW. The plant’s capacity and associated energy is sold under PPAs with Florida Power & Light Company that expire in 2007. The DeSoto acquisition was in accordance with Southern Power’s overall regional growth strategy.

Effective September 1, 2006, Southern Power acquired all of the outstanding membership interests of Rowan County Power, LLC (Rowan) from the same subsidiary of Progress Energy, Inc. The results of Rowan’s operations have been included in Southern Power’s consolidated financial statements since that date. Southern Power’s acquisition of the membership interests in Rowan was pursuant to an agreement dated May 8, 2006 for an aggregate purchase price of $328.8 million. The total purchase price was allocated to property, plant, and equipment and materials and supplies based on a preliminary assessment. Southern Power is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future refinement. The impact of these refinements is not known at this time. Rowan owns a dual fired generating plant near Salisbury, North Carolina with a nameplate capacity of 985 MW. Portions of Plant Rowan capacity and associated energy are sold under PPAs with Duke Power Company, North Carolina Municipal Power Agency No. 1, and Energy United Electric Membership Corporation. Substantially all of Plant Rowan’s capacity is under contract from 2011 through 2025. The Rowan acquisition was in accordance with Southern Power’s overall regional growth strategy.

The pro forma data of Southern Power set forth below is unaudited and gives effect to the DeSoto and Rowan plant acquisitions as if they had occurred at January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Southern Power that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Southern Power.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(in thousands)		(in thousands)
Pro forma revenues	$279,537	$289,414	$622,152	$608,059
Pro forma net income	46,493	46,875	91,826	93,008

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Southern Power revised its depreciation rates in March 2006. This change in estimate arises from changes in useful life assumptions of certain components of plant in service based on an engineering study completed in the first quarter of 2006. Depreciation rates by generating facility increased from a range of 2.5% to 2.9% to a range of 2.7% to 3.8%. These changes increase depreciation expense and reduce net income. As a result of these changes, net income was decreased by $0.9 million and $2.1 million for the third quarter and year-to-date 2006, respectively. The expected total impact on Southern Power’s net income for 2006 is a decrease of $3.0 million.

(M)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the retail operating companies and Southern Power. Net income and total assets for discontinued operations are included in the “Reconciling Eliminations” column. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the retail operating companies were $164 million and $381 million for the three months and nine months ended September 30, 2006, respectively, and $180 million and $402 million for the three months and nine months ended September 30, 2005, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Retail
	Operating				All	Reconciling
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2006:
Operating revenues	$4,422	$270	$(213)	$4,479	$106	$(36)	$4,549
Segment net income (loss)	691	46	—	737	1	—	738
Nine Months Ended September 30, 2006:
Operating revenues	10,875	603	(475)	11,003	313	(112)	11,204
Segment net income (loss)	1,292	98	—	1,390	(5)	—	1,385
Total assets at September 30, 2006	$37,968	$2,715	$(168)	$40,515	$2,204	$(683)	$42,036

	Electric Utilities
	Retail
	Operating				All	Reconciling
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2005:
Operating revenues	$4,244	$266	$(221)	$4,289	$99	$(30)	$4,358
Segment net income (loss)	676	40	—	716	16	(10)	722
Nine Months Ended September 30, 2005:
Operating revenues	9,967	568	(480)	10,055	297	(87)	10,265
Segment net income (loss)	1,274	88	—	1,362	77	(7)	1,432
Total assets at December 31, 2005	$36,335	$2,303	$(179)	$38,459	$1,751	$(333)	$39,877
Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2006	$3,853	$506	$120	$4,479
Three Months Ended September 30, 2005	3,672	506	111	4,289

Nine Months Ended September 30, 2006	$9,295	$1,361	$347	$11,003
Nine Months Ended September 30, 2005	8,496	1,238	321	10,055

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 1A. Risk Factors.
See Item 1A. RISK FACTORS in Part 1 of the Form 10-K for the year ended December 31, 2005 for a discussion of the risk factors of Southern Company and the subsidiary registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K.

Item 6. Exhibits.
(10) Material Contracts

Southern Company

(a)1		Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2005.

(a)2		Summary of Non-Employee Director Compensation Arrangements.

Alabama Power

(b)1		Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2005. See Exhibit 10(a)1 herein.

Georgia Power

(c)1		Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2005. See Exhibit 10(a)1 herein.

Gulf Power

(d)1		Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2005. See Exhibit 10(a)1 herein.

Mississippi Power

(e)1		Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2005. See Exhibit 10(a)1 herein.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Item 6. Exhibits. (continued)
Mississippi Power

(e)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	—	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2005, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	—	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	—	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	—	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	—	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	—	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	—	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	—	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	—	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	—	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

(e)2	—	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	—	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	—	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	—	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	—	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	—	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	—	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	—	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	—	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 6, 2006

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
Date: November 6, 2006

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
Date: November 6, 2006

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
Date: November 6, 2006

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
Date: November 6, 2006

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
Date: November 6, 2006