Form 10-Q
period 2007-03-31
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2007-05-07
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑(Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2007
The Southern Company	Par Value $5 Per Share	751,808,611
Alabama Power Company	Par Value $40 Per Share	14,000,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	112
Item 1A.	Risk Factors	112
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	113
	Signatures	118

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
ALJ	Administrative law judge
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2006 and, with respect to Gulf Power, Amendment No. 1 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equalization rate mechanism
Savannah Electric	Savannah Electric and Power Company (merged into Georgia Power on July 1, 2006)
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, access to sources of capital, projections for postretirement benefit trust contributions, synthetic fuel investments, financing activities, completion or termination of construction projects, impacts of adoption of new accounting rules, PPA revenues, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, and also changes in environmental, tax, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy and population, and business growth (and declines);
•	available sources and costs of fuels;
•	ability to control costs;
•	investment performance of Southern Company’s employee benefit plans;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	fluctuations in the level of oil prices;
•	the level of production, if any, by the synthetic fuel operations at Carbontronics Synfuels Investors LP and Alabama Fuel Products, LLC for fiscal year 2007;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;
•	the ability to obtain new short- and long-term contracts with neighboring utilities;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, pandemic health events such as an avian influenza, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;
•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Retail revenues	$2,743,811	$2,471,413
Wholesale revenues	480,699	414,869
Other electric revenues	121,294	110,990
Other revenues	62,865	65,988

Total operating revenues	3,408,669	3,063,260

Operating Expenses:
Fuel	1,316,519	1,048,545
Purchased power	64,073	104,411
Other operations	565,372	562,452
Maintenance	281,995	283,630
Depreciation and amortization	306,344	298,926
Taxes other than income taxes	183,039	175,003

Total operating expenses	2,717,342	2,472,967

Operating Income	691,327	590,293
Other Income and (Expense):
Allowance for equity funds used during construction	20,174	11,527
Interest income	10,555	6,672
Equity in losses of unconsolidated subsidiaries	(6,735)	(32,575)
Leveraged lease income	9,862	18,103
Interest expense, net of amounts capitalized	(194,023)	(176,375)
Interest expense to affiliate trusts	(23,827)	(30,629)
Preferred and preference dividends of subsidiaries	(10,129)	(9,015)
Other income (expense), net	(2,931)	(8,430)

Total other income and (expense)	(197,054)	(220,722)

Earnings Before Income Taxes	494,273	369,571
Income taxes	155,584	107,964

Consolidated Net Income	$338,689	$261,607

Common Stock Data:
Earnings per share-
Basic	$0.45	$0.35
Diluted	$0.45	$0.35
Average number of basic shares of common stock outstanding (in thousands)	750,259	742,195
Average number of diluted shares of common stock outstanding (in thousands)	755,352	747,039
Cash dividends paid per share of common stock	$0.3875	$0.3725
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Consolidated net income	$338,689	$261,607
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	363,903	351,946
Deferred income taxes and investment tax credits	53,433	(39,650)
Allowance for equity funds used during construction	(20,174)	(11,527)
Equity in losses of unconsolidated subsidiaries	6,735	32,575
Leveraged lease income	(9,862)	(18,103)
Pension, postretirement, and other employee benefits	19,992	18,448
Stock option expense	20,554	19,104
Hedge settlements	(3,923)	18,006
Other, net	(15,990)	(2,608)
Changes in certain current assets and liabilities —
Receivables	161,960	236,127
Fossil fuel stock	(63,438)	(78,471)
Materials and supplies	(7,077)	(11,089)
Other current assets	(63,751)	(41,642)
Accounts payable	(92,238)	(310,962)
Accrued taxes	(100,356)	(9,425)
Accrued compensation	(325,500)	(337,600)
Other current liabilities	(1,107)	(18,331)

Net cash provided from operating activities	261,850	58,405

Investing Activities:
Property additions	(742,384)	(546,261)
Nuclear decommissioning trust fund purchases	(167,193)	(172,551)
Nuclear decommissioning trust fund sales	160,313	165,671
Proceeds from property sales	3,922	150,521
Investment in unconsolidated subsidiaries	(11,423)	(38,364)
Cost of removal, net of salvage	(22,870)	(31,230)
Other	(8,237)	(32,696)

Net cash used for investing activities	(787,872)	(504,910)

Financing Activities:
Increase (decrease) in notes payable, net	(299,583)	433,101
Proceeds —
Long-term debt	1,350,000	800,000
Common stock	167,509	13,875
Redemptions —
Long-term debt	(405,210)	(322,839)
Long-term debt to affiliate trusts	—	(67,457)
Preferred and preference stock	—	(14,569)
Common stock repurchased	—	(117)
Payment of common stock dividends	(290,292)	(276,442)
Other	(1,759)	(20,372)

Net cash provided from financing activities	520,665	545,180

Net Change in Cash and Cash Equivalents	(5,357)	98,675
Cash and Cash Equivalents at Beginning of Period	166,846	202,111

Cash and Cash Equivalents at End of Period	$161,489	$300,786

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12,259 and $4,942 capitalized for 2007 and 2006, respectively)	$181,712	$198,762
Income taxes (net of refunds)	$(19,257)	$919
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$161,489	$166,846
Receivables —
Customer accounts receivable	883,716	942,821
Unbilled revenues	264,383	283,275
Under recovered regulatory clause revenues	527,206	516,441
Other accounts and notes receivable	286,491	329,619
Accumulated provision for uncollectible accounts	(30,117)	(34,901)
Fossil fuel stock, at average cost	736,970	674,902
Materials and supplies, at average cost	653,734	648,127
Vacation pay	122,709	121,246
Prepaid expenses	227,147	127,908
Other	190,610	242,735

Total current assets	4,024,338	4,019,019

Property, Plant, and Equipment:
In service	45,777,616	45,484,895
Less accumulated depreciation	16,808,693	16,581,886

	28,968,923	28,903,009
Nuclear fuel, at amortized cost	323,727	317,429
Construction work in progress	2,230,033	1,871,538

Total property, plant, and equipment	31,522,683	31,091,976

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,086,250	1,057,534
Leveraged leases	955,788	1,138,730
Other	291,153	296,484

Total other property and investments	2,333,191	2,492,748

Deferred Charges and Other Assets:
Deferred charges related to income taxes	916,888	895,446
Prepaid pension costs	1,558,673	1,548,983
Unamortized debt issuance expense	176,515	171,758
Unamortized loss on reacquired debt	287,516	293,016
Deferred under recovered regulatory clause revenues	797,151	845,201
Other regulatory assets	921,549	935,804
Other	566,930	564,498

Total deferred charges and other assets	5,225,222	5,254,706

Total Assets	$43,105,434	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholders’ Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,505,952	$1,416,898
Notes payable	1,641,217	1,940,801
Accounts payable	983,918	1,081,256
Customer deposits	257,609	248,781
Accrued taxes —
Income taxes	128,526	110,009
Other	215,410	390,716
Accrued interest	205,122	183,918
Accrued vacation pay	151,372	151,113
Accrued compensation	119,777	443,610
Other	286,924	385,858

Total current liabilities	5,495,827	6,352,960

Long-term Debt	12,288,193	10,942,025

Long-term Debt Payable to Affiliated Trusts	1,071,667	1,561,358

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,863,088	5,989,063
Deferred credits related to income taxes	287,072	291,474
Accumulated deferred investment tax credits	497,231	503,217
Employee benefit obligations	1,580,291	1,566,591
Asset retirement obligations	1,150,708	1,136,982
Other cost of removal obligations	1,303,503	1,300,461
Other regulatory liabilities	804,844	793,869
Other	536,300	305,255

Total deferred credits and other liabilities	12,023,037	11,886,912

Total Liabilities	30,878,724	30,743,255

Preferred and Preference Stock of Subsidiaries	743,938	744,065

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2007: 752,163,794 Shares;
— December 31, 2006: 751,863,854 Shares
Treasury — March 31, 2007: 355,183 Shares;
— December 31, 2006: 5,593,691 Shares
Par value	3,760,819	3,759,319
Paid-in capital	1,114,045	1,096,387
Treasury, at cost	(9,509)	(192,309)
Retained earnings	6,673,423	6,765,219
Accumulated other comprehensive loss	(56,006)	(57,487)

Total Common Stockholders’ Equity	11,482,772	11,371,129

Total Liabilities and Stockholders’ Equity	$43,105,434	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Consolidated Net Income	$338,689	$261,607
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value of qualifying hedges, net of tax of $(1,567) and $7,130, respectively	(2,468)	11,392
Reclassification adjustment for amounts included in net income, net of tax of $1,259 and $241, respectively	2,204	290
Marketable securities:
Change in fair value of marketable securities, net of tax of $818 and $1,609, respectively	1,307	2,521
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $246 and $-, respectively	438	—

Total other comprehensive income	1,481	14,203

COMPREHENSIVE INCOME	$340,170	$275,810

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The Southern Company System – “Traditional operating companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K. For information regarding the synthetic fuel investment, see Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$77.1	29.5

Southern Company’s first quarter 2007 earnings were $338.7 million ($0.45 per share) compared to $261.6 million ($0.35 per share) for first quarter 2006. The increase in earnings for the first quarter 2007 when compared to the same period in 2006 resulted primarily from higher revenues due to sustained economic strength and customer growth in the Southern Company service area, higher earnings in the synthetic fuel business, and a retail base rate increase at Alabama Power. The increase to earnings was partially offset by higher interest expense and a decrease in revenues associated with lower market-based rates to large commercial and industrial customers when compared to the same period in 2006.
Retail Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$272.4	11.0

In the first quarter 2007, retail revenues were $2.74 billion compared to $2.47 billion in the same period in 2006. Details of the change to retail revenues follow:

	First Quarter
	2007
	(in millions)	% change
Retail – prior year	$2,471.4
Change in —
Rates and pricing	32.7	1.3
Sales growth	26.3	1.1
Weather	19.8	0.8
Fuel cost recovery	193.6	7.8

Retail – current year	$2,743.8	11.0%

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues associated with changes in rates and pricing increased in the first quarter of 2007 when compared to the same period in 2006 primarily as a result of an increase in retail base rates at Alabama Power, partially offset by a decrease in revenues associated with lower market-based rates to large commercial and industrial customers.
Revenues attributable to changes in sales growth increased in the first quarter of 2007 when compared to the same period in 2006 due to a 3.3% increase in retail KWH sales, resulting from continued customer growth and sustained economic strength in the Southeast. The number of retail customers increased by 1.7% as of March 2007 compared to March 2006.
Revenues resulting from changes in weather increased because of normal weather in the first quarter of 2007 compared to mild weather in the first quarter of 2006.
Fuel revenues increased $193.6 million in the first quarter of 2007 when compared to the same period in 2006. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$65.8	15.9

In the first quarter 2007, wholesale revenues were $480.7 million compared to $414.9 million in the same period in 2006. The increase was primarily a result of a rise in fuel revenues due to a 13.8% increase in the average unit cost of fuel per net KWH generated. Short-term opportunity sales also contributed to the increase over the same period in 2006 due to favorable weather compared to neighboring territories and a favorable price differential between market prices and Southern Company’s marginal cost. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.
Other Electric Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$10.3	9.3

In the first quarter 2007, other electric revenues were $121.3 million compared to $111.0 million in the same period in 2006. The increase was primarily a result of an increase in transmission revenues of $6.8 million, an increase in outdoor lighting revenues of $1.5 million, and an increase in customer fees of $1.5 million. Transmission revenues are generally offset by related expenses and do not significantly affect net income.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$268.0	25.6
Purchased power	(40.3)	(38.6)

Total fuel and purchased power expenses	$227.7

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and purchased power expenses for the first quarter 2007 were $1.38 billion compared to $1.15 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $145.4 million increase in the average cost of fuel and purchased power as well as an $82.3 million increase related to total KWH generated and purchased when compared to the same period in 2006. Details of Southern Company’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter
Average Cost	2007	2006	% change
	(cents per net KWH)
Fuel	2.80	2.46	13.8
Purchased power	3.88	4.85	(20.0)

Increases in fuel expense at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Allowance for Equity Funds Used During Construction

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$8.6	75.0

In the first quarter 2007, allowance for equity funds used during construction was $20.2 million compared to $11.6 million in the same period in 2006. The increase was a result of additional investment in environmental projects, primarily at Georgia Power.
Equity in Losses of Unconsolidated Subsidiaries

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(25.8)	(79.3)

In the first quarter 2007, equity in losses of unconsolidated subsidiaries was $6.8 million compared to $32.6 million for the same period in 2006. Southern Company made investments in two synthetic fuel production facilities that generate operating losses. These investments also allow Southern Company to claim federal income tax credits that offset these operating losses and make the projects profitable. The decrease in equity in losses of unconsolidated subsidiaries in the first quarter when compared with the same period in 2006 was primarily the result of terminating Southern Company’s membership interest in one of the synthetic fuel entities in 2006 which eliminated the funding obligation and Southern Company’s share of losses for the first quarter 2007. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leveraged Lease Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(8.2)	(45.5)

Leveraged lease income for the first quarter 2007 was $9.9 million compared to $18.1 million for the corresponding period in 2006. Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. The adoption of FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” resulted in a $6.5 million decrease to leveraged lease pre-tax income in the first quarter of 2007 when compared to the same period in 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$17.6	10.0

Interest expense, net of amounts capitalized for the first quarter 2007 was $194.0 million compared to $176.4 million for the corresponding period in 2006. The increase was a result of a $13.6 million increase associated with $1.02 billion in additional debt outstanding at March 31, 2007 compared to March 31, 2006 and a $10.0 million increase associated with an increase in average interest rates on variable rate debt. These increases were partially offset by $7.3 million associated with capitalized interest and allowance for debt funds used during construction. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
Interest Expense to Affiliate Trusts

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(6.8)	(22.2)

Interest expense to affiliate trusts for the first quarter 2007 was $23.8 million compared to $30.6 million for the corresponding period in 2006. The decrease was a result of the redemption of long-term debt payable to affiliated trusts in January and December 2006.
Other Income (Expense), Net

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$5.5	65.2

In the first quarter 2007, other income (expense), net was $(2.9) million compared to $(8.4) million for the same period in 2006 primarily as a result of Alabama Power’s recognition of $5.0 million associated with the consent decree entered in the NSR litigation in 2006. See Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Condensed Financial Statements under “NEW SOURCE REVIEW LITIGATION” herein for further information.
Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$47.6	44.1

Income taxes for the first quarter 2007 were $155.6 million compared to $108.0 million for the corresponding period in 2006. The increase was due to higher pre-tax earnings and a $23.1 million decrease in synthetic fuel tax credits as a result of terminating the membership interest in one of the synthetic fuel entities in 2006. The increase in income tax expense was partially offset by a $17.3 million reduction to tax credit reserves in the first quarter of 2007 compared to the first quarter 2006 as a result of reduced credits and a lower projected phase-out. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 11, 2007, Alabama Power filed a motion to lift the stay and to reset the briefing schedule. The plaintiffs have opposed the motion and have moved to vacate the district court’s decision and remand for further proceedings consistent with the Duke Energy decision. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter cannot be determined at this time.
Plant Wansley Environmental Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On March 30, 2007, the parties filed a joint motion seeking entry of a proposed consent decree resolving all remaining issues in the case. If the consent decree is approved as proposed, the resolution of this case will not have a material impact on Southern Company’s financial statements.
FERC and State PSC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on Southern Company’s financial statements. However, the ultimate outcome of this matter cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have experienced higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.3 billion at March 31, 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters - Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
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
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. The ultimate outcome of this matter cannot be determined at this time.
MC Asset Recovery Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. Effective January 1, 2007, Southern Company adopted FSP 13-2, which amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” and any changes resulting from FIN 48 must be reflected as a change in important lease assumptions as of the date of adoption. The cumulative effect of initially adopting FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in retained earnings. With respect to Southern Company’s sale-in-lease-out (SILO) transactions, the adoption of FSP 13-2 reduced retained earnings by $108 million. The adoption of FSP 13-2 also resulted in a reduction to net income in the first quarter 2007 of approximately $4 million. The adjustments to retained earnings are non-cash charges and will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. The ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation, but could be significant, and potentially material. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through administrative appeals and litigation; however, the ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $2.8 million have been recorded in the first three months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Construction Projects
Integrated Gasification Combined Cycle (IGCC) Project
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Integrated Gasification Combined Cycle” of Southern Company in Item 7 of the Form 10-K for information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. Since the definitive agreements relating to the development of the project were executed in December 2005, the estimated costs of the gasifier portion have increased due primarily to increases in commodity costs and increased market demand for labor. Southern Power had the option under the original agreements to end its participation in the gasifier portion of the project at the end of the project definition phase, which has been completed. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the project. This approval is contingent on the approval of a request for additional funding from the DOE of $58.75 million and OUC’s approval of amended agreements to share the remaining cost increases between Southern Power and OUC. Southern Power and OUC will share 65% and 35% of the estimated cost increase, respectively, under the proposed amended agreements. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. The ultimate outcome of this matter cannot now be determined.
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Nuclear” of Southern Company in Item 7 of the Form 10-K for information regarding a development agreement between Southern Nuclear and Duke Energy to evaluate the potential construction of a new two-unit nuclear plant at a jointly owned site in Cherokee County, South Carolina. In March 2007, the Southern Nuclear Board of Directors voted to withdraw from any further development of this project. A notice of withdrawal from the project has been provided to Duke Energy. Adjustments to the carrying value of the related assets were recorded in the first quarter 2007 and were not material to the financial statements. If Duke Energy chooses to continue the project independently, no additional adjustments are anticipated. Management does not expect the final outcome of this matter to have a material adverse effect on Southern Company’s financial statements. However, the ultimate outcome of this matter cannot now be determined.
Other Matters
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
New Accounting Standards
Income Taxes
On January 1, 2007, Southern Company adopted FIN 48, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The impact on Southern Company’s financial statements was a reduction to beginning 2007 retained earnings of approximately $15 million related to Southern Company’s SILO transactions. See Note (I) to the Condensed Financial Statements herein for details regarding the financial statement impact of the adoption.
Leveraged Leases
Effective January 1, 2007, Southern Company adopted FSP 13-2. The cumulative effect of initially adopting FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the LILO transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in retained earnings. With respect to Southern Company’s SILO transactions, the adoption of FSP 13-2 reduced retained earnings by $108 million. The adoption of FSP 13-2 also resulted in a reduction to net income in the first quarter 2007 of approximately $4 million. The adjustments to retained earnings are non-cash charges and will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further details about the effect of FSP 13-2.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Company plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities totaled $262 million for the first three months of 2007, compared to $58 million for the corresponding period in 2006. The $204 million increase is primarily due to the increase in net income as previously discussed and a reduction in the outflow of cash for accounts payable, primarily related to gas purchases. Gross property additions to utility plant were $770 million in the first three months of 2007.
Significant balance sheet changes for the first three months of the year include an $857 million increase in long-term debt, which was used primarily for the repayment of short-term debt, construction expenditures, and general corporate purposes. Total property, plant, and equipment, net of depreciation, increased $431 million during the first three months of 2007 primarily from the purchase and installation of environmental equipment and transmission and distribution construction.
The market price of Southern Company’s common stock at March 31, 2007 was $36.65 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $15.27 per share, representing a market-to-book ratio of 240%, compared to $36.86, $15.24, and 242%, respectively, at the end of 2006. The dividend for the first quarter 2007 was $0.3875 per share compared to $0.3725 per share in the first quarter 2006. In April 2007, the dividend was increased to $0.4025 for the dividend payable in June 2007.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $1.5 billion will be required by March 31, 2008 for redemptions and maturities of long-term debt.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. Equity capital can be provided from any combination of Southern Company’s stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. Southern Company does not currently anticipate any equity offerings in 2007 outside of its existing stock option plan, the employee savings plan, and the Southern Investment Plan. The traditional operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances, term loans, short-term borrowings, and equity contributions from Southern Company. However, the amount, type, and timing of any financings, if needed, will depend upon

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Company in Item 7 of the Form 10-K for additional information.
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs. At March 31, 2007, Southern Company and its subsidiaries had approximately $161.5 million of cash and cash equivalents and approximately $3.3 billion of unused credit arrangements with banks, of which $656 million expire in 2007 and $2.7 billion expire in 2008 and beyond. Of the facilities expiring in 2008 and beyond, $2.4 billion does not expire until 2011. Approximately $79 million of the credit facilities expiring in 2007 allow for the execution of term loans for an additional two-year period, and $343 million contain provisions allowing one-year term loans. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At March 31, 2007, the Southern Company system had outstanding commercial paper of $1.4 billion, bank notes of $150 million, and extendible commercial notes of $44.8 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $246 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $658 million. Subsequent to March 31, 2007, certain Southern Company subsidiaries entered into certain contracts for electric capacity and energy. These contracts also contain provisions that could require collateral, but not accelerated payment, in the event of a change in credit rating. Under these contracts, the maximum potential collateral requirement at a rating of BBB- is $33 million. The maximum potential collateral requirement at rating below BBB- is $201 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Southern Company’s operating subsidiaries are also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Southern Company’s total exposure to these types of agreements was not material.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulations, the traditional operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies and Southern Power enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.
The fair value of derivative energy contracts at March 31, 2007 was as follows:

First Quarter
2007
Changes
Fair Value
(in millions)
Contracts beginning of period	$(82)
Contracts realized or settled	28
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	65

Contracts at March 31, 2007	$11

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$11	$(1)	$12
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$11	$(1)	$12

Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to the traditional operating companies’ fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the traditional operating companies’ fuel cost recovery clauses. In addition, unrealized gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
income as incurred. At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$11.0
Accumulated other comprehensive income	(0.2)
Net income	0.1

Total fair value	$10.9

Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
To reduce Southern Company’s exposure to changes in the value of synthetic fuel tax credits, which are impacted by changes in oil prices, Southern Company has entered into derivative transactions indexed to oil prices. Because these transactions are not designated as hedges, the gains and losses are recognized in the statements of income as incurred. In the first quarter of 2007, the fair value gains recognized in income to mark the transactions to market were $6.4 million.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first three months of 2007, Southern Company and its subsidiaries issued $1.4 billion of senior notes and issued $168 million of common stock, including treasury stock, through employee and director stock plans. Subsequent to March 31, 2007, Alabama Power issued $250 million of additional senior notes. The proceeds were primarily used to repay short-term indebtedness and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first three months of 2007. Southern Company and its subsidiaries also terminated interest rate derivatives related to these transactions at a cost of $3.9 million. These losses were deferred in other comprehensive income and will be amortized to income over a 10-year period. Also during the first three months of 2007, Southern Company and its subsidiaries redeemed $405.2 million in senior notes and other long-term debt. Subsequent to March 31, 2007, an additional $36.1 million in long-term debt was redeemed by Mississippi Power and $169 million of Alabama Power floating rate notes matured. Also subsequent to March 31, 2007, Georgia Power announced the planned redemption in June 2007 of $454 million of notes payable related to trust preferred securities.
During the first three months of 2007, Southern Company and its subsidiaries entered into additional derivative transactions designed to hedge interest rate risk of future debt issuances. The total notional amount of these derivatives was $740 million. Subsequent to March 31, 2007, Georgia Power entered into further derivative transactions designed to mitigate interest rate risk related to planned future debt issuances. The total notional amount of these derivatives was $300 million. See Note (F) to the Condensed Financial Statements herein for further details.
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

PART I
Item 3.      Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant, Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4.      Controls and Procedures.
     (a)    Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this quarterly report, Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.
     (b)    Changes in internal controls.
     There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Retail revenues	$955,773	$802,209
Wholesale revenues
Non-affiliates	155,122	146,354
Affiliates	42,194	79,315
Other revenues	44,113	44,829

Total operating revenues	1,197,202	1,072,707

Operating Expenses:
Fuel	386,072	341,767
Purchased power —
Non-affiliates	4,638	22,086
Affiliates	72,714	56,665
Other operations	171,403	169,013
Maintenance	118,762	109,500
Depreciation and amortization	115,943	109,862
Taxes other than income taxes	72,718	65,657

Total operating expenses	942,250	874,550

Operating Income	254,952	198,157
Other Income and (Expense):
Allowance for equity funds used during construction	6,586	5,529
Interest income	4,394	4,174
Interest expense, net of amounts capitalized	(63,131)	(53,219)
Interest expense to affiliate trusts	(4,059)	(4,059)
Other income (expense), net	(2,924)	(9,005)

Total other income and (expense)	(59,134)	(56,580)

Earnings Before Income Taxes	195,818	141,577
Income taxes	72,702	53,363

Net Income	123,116	88,214
Dividends on Preferred and Preference Stock	8,182	6,072

Net Income After Dividends on Preferred and Preference Stock	$114,934	$82,142

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$114,934	$82,142
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(102) and $1,473, respectively	(168)	2,423
Reclassification adjustment for amounts included in net income, net of tax of $59 and $(1,006), respectively	96	(1,654)

COMPREHENSIVE INCOME	$114,862	$82,911

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$123,116	$88,214
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	136,060	129,238
Deferred income taxes and investment tax credits, net	(889)	(43,904)
Deferred revenues	(2,276)	(559)
Allowance for equity funds used during construction	(6,586)	(5,529)
Pension, postretirement, and other employee benefits	(2,439)	(292)
Stock option expense	3,713	3,583
Tax benefit of stock options	286	111
Hedge settlements	—	18,006
Other, net	6,055	1,271
Changes in certain current assets and liabilities —
Receivables	43,143	111,212
Fossil fuel stock	(21,732)	(32,192)
Materials and supplies	(2,288)	7,161
Other current assets	(45,381)	(21,978)
Accounts payable	(94,769)	(152,217)
Accrued taxes	93,770	103,107
Accrued compensation	(61,830)	(66,139)
Other current liabilities	7,811	25,325

Net cash provided from operating activities	175,764	164,418

Investing Activities:
Property additions	(263,712)	(228,402)
Nuclear decommissioning trust fund purchases	(73,062)	(72,384)
Nuclear decommissioning trust fund sales	73,062	72,384
Cost of removal, net of salvage	(10,012)	(11,839)
Other	(1,863)	(5,292)

Net cash used for investing activities	(275,587)	(245,533)

Financing Activities:
Decrease in notes payable, net	(44,875)	(315,278)
Proceeds —
Common stock issued to parent	70,000	—
Senior notes	200,000	800,000
Gross excess tax benefit of stock options	741	217
Redemptions —
Senior notes	—	(170,000)
Payment of preferred and preference stock dividends	(6,515)	(6,070)
Payment of common stock dividends	(116,250)	(110,150)
Other	(2,469)	(16,505)

Net cash provided from financing activities	100,632	182,214

Net Change in Cash and Cash Equivalents	809	101,099
Cash and Cash Equivalents at Beginning of Period	15,539	22,472

Cash and Cash Equivalents at End of Period	$16,348	$123,571

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3,346 and $2,423 capitalized for 2007 and 2006, respectively)	$52,607	$35,993
Income taxes (net of refunds)	$(3,250)	$(10,989)
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$16,348	$15,539
Receivables —
Customer accounts receivable	307,878	323,202
Unbilled revenues	88,890	90,596
Under recovered regulatory clause revenues	17,583	32,451
Other accounts and notes receivable	44,066	49,708
Affiliated companies	55,461	70,836
Accumulated provision for uncollectible accounts	(9,416)	(7,091)
Fossil fuel stock, at average cost	173,051	153,120
Materials and supplies, at average cost	257,739	255,664
Vacation pay	46,415	46,465
Prepaid expenses	112,924	76,265
Other	31,387	66,663

Total current assets	1,142,326	1,173,418

Property, Plant, and Equipment:
In service	16,167,366	15,997,793
Less accumulated provision for depreciation	5,719,366	5,636,475

	10,448,000	10,361,318
Nuclear fuel, at amortized cost	139,202	137,300
Construction work in progress	623,625	562,119

Total property, plant, and equipment	11,210,827	11,060,737

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	48,589	47,486
Nuclear decommissioning trusts, at fair value	525,117	513,521
Other	35,647	35,980

Total other property and investments	609,353	596,987

Deferred Charges and Other Assets:
Deferred charges related to income taxes	373,025	354,225
Prepaid pension costs	731,311	722,287
Deferred under recovered regulatory clause revenues	311,686	301,048
Other regulatory assets	271,155	279,661
Other	157,745	166,927

Total deferred charges and other assets	1,844,922	1,824,148

Total Assets	$14,807,428	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$668,648	$668,646
Notes payable	74,794	119,670
Accounts payable —
Affiliated	129,618	162,951
Other	202,208	263,506
Customer deposits	62,735	62,978
Accrued taxes —
Income taxes	49,592	3,120
Other	49,795	29,696
Accrued interest	61,421	53,573
Accrued vacation pay	38,645	38,767
Accrued compensation	25,364	87,194
Other	56,581	79,907

Total current liabilities	1,419,401	1,570,008

Long-term Debt	4,038,399	3,838,906

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,137,888	2,116,575
Deferred credits related to income taxes	97,999	98,941
Accumulated deferred investment tax credits	186,581	188,582
Employee benefit obligations	379,409	375,940
Asset retirement obligations	483,660	476,460
Other cost of removal obligations	601,049	600,278
Other regulatory liabilities	405,268	399,822
Other	30,742	35,805

Total deferred credits and other liabilities	4,322,596	4,292,403

Total Liabilities	10,089,675	10,010,596

Preferred and Preference Stock	612,271	612,407

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — 25,000,000 shares
Outstanding — March 31, 2007: 14,000,000 shares
— December 31, 2006: 12,250,000 shares	560,000	490,000
Paid-in capital	2,033,544	2,028,963
Retained earnings	1,514,931	1,516,245
Accumulated other comprehensive loss	(2,993)	(2,921)

Total common stockholder’s equity	4,105,482	4,032,287

Total Liabilities and Stockholder’s Equity	$14,807,428	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel prices, and restoration following major storms.
Alabama Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Alabama Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$32.8	39.9

Alabama Power’s net income after dividends on preferred and preference stock for the first quarter 2007 was $114.9 million compared to $82.1 million for the corresponding period of 2006. The increase in earnings was primarily due to retail base rate increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) that took effect January 1, 2007, as well as favorable weather conditions during the first quarter of 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. These increases in revenues were partially offset by increases in maintenance expense related to scheduled work performed on overhead lines and scheduled plant outages, depreciation and amortization expense as a result of additional plant-in-service, and interest expense due to higher interest rates associated with the issuance of new long-term debt that replaced debt which matured in 2006.
Retail Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$153.6	19.1

In the first quarter 2007, retail revenues were $955.8 million compared to $802.2 million in same period in 2006.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	First Quarter
	2007
	(in millions)	% change
Retail – prior year	$802.2
Change in —
Rates and pricing	54.0	6.7
Sales growth	5.0	0.6
Weather	14.1	1.8
Fuel and other cost recovery	80.5	10.0

Retail – current year	$955.8	19.1%

Revenues associated with changes in rates and pricing increased in the first quarter of 2007 when compared to the same period in 2006 primarily due to the Rate RSE and Rate CNP Environmental rate increases effective in January 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K.
Revenues attributable to changes in sales growth increased in the first quarter of 2007 when compared to the same period in 2006 due to a 0.6% overall increase in retail KWH energy sales, resulting primarily from continued residential and commercial customer and demand growth. The number of retail customers increased by 1.0% as of March 2007 compared to March 2006. This increase was offset by a decrease in KWH energy sales to industrial customers of 3.1% for the first quarter 2007 primarily as a result of decreased sales demand in the primary metals, chemicals, and forest products sectors.
Revenues resulting from changes in weather increased due to normal weather conditions in the first quarter of 2007 compared to mild weather in the first quarter of 2006 which resulted in increased KWH energy sales to residential and commercial customers of 3.5% and 1.2%, respectively.
Fuel and other cost recovery revenues increased in the first quarter of 2007 when compared to the same period in 2006. Electric rates for Alabama Power include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the replenishment of Alabama Power’s natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$8.8	6.0

Wholesale energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2007, revenues from wholesale energy sales to non-affiliates were $155.1 million compared to $146.3 million in the same period in 2006. This increase was primarily due to a 12.5% increase in KWH sales to non-affiliates partially offset by a 5.8% decrease in price.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(37.1)	(46.8)

Wholesale energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. In the first quarter 2007, revenues from wholesale energy sales to affiliates were $42.2 million compared to $79.3 million in the same period in 2006. This decrease was primarily due to a 30.7% decrease in KWH sales to affiliates as well as a 23.2% decrease in price. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$44.3	13.0
Purchased power-non-affiliates	(17.4)	(79.0)
Purchased power-affiliates	16.0	28.3

Total fuel and purchased power expenses	$42.9

In the first quarter 2007, total fuel and purchased power expenses were $463.4 million compared to $420.5 million in the same period in 2006. The increase was due to a $48.4 million increase related to greater KWHs generated and purchased offset by a $5.5 million decrease in the cost of energy resulting from a decrease in the average cost of purchased power. Details of the individual components follow:

	First Quarter	First Quarter
Average Cost	2007	2006	% change
	(cents per net KWH)
Fuel	2.29	2.21	3.6
Purchased power	4.55	5.46	(16.7)

In the first quarter 2007, fuel expense was $386.1 million compared to $341.8 million in the same period in 2006. This increase was due to a 4.9% increase in overall generation from Alabama Power-owned facilities and a 2.5% increase in the average cost of coal partially offset by a 12.3% decrease in natural gas prices. These transactions did not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation. In the first quarter 2007, purchased power from non-affiliates was $4.6 million compared to $22.0 million in the same period in 2006. This decrease was primarily due to a 52.1% decrease in the amount of energy purchased and a 51.9% decrease in price. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. In the first quarter 2007, purchased power from affiliates was $72.7 million compared to $56.7 million in the same period in 2006. This increase was due to a 90.3% increase in the amount of energy purchased partially offset by a 20.6% decrease in price. These transactions did not have a significant impact on earnings since energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Maintenance Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$9.3	8.5

In the first quarter 2007, maintenance expense was $118.8 million compared to $109.5 million in the same period in 2006. This increase was primarily due to a $4.3 million increase in distribution expense primarily related to scheduled work performed on overhead lines and a $3.3 million increase in steam power expense associated with scheduled outage maintenance cost at various coal-fired facilities.
Depreciation and Amortization

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$6.1	5.5

For the first quarter 2007, depreciation and amortization was $115.9 million compared to $109.8 million in the same period in 2006. This increase was due to an increase in property, plant, and equipment related to steam power and distribution capital projects when compared to the same period in 2006.
Taxes Other than Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$7.1	10.8

For the first quarter 2007, taxes other than income taxes were $72.7 million compared to $65.6 million in the same period in 2006. This increase was primarily due to increases in state and municipal public utility license taxes which are directly related to retail revenues.
Interest Expense, Net of Amounts Capitalized

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$9.9	18.6

For the first quarter 2007, interest expense, net of amounts capitalized was $63.1 million compared to $53.2 million in the same period in 2006. This increase was mainly due to higher interest rates associated with the issuance of new long-term debt that replaced debt which matured in 2006. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY –

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Financing Activities” of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein.
Other Income (Expense), Net

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$6.1	67.5

Other income (expense), net in the first quarter 2007 was $(2.9) million compared to $(9.0) million in the same period in 2006. This increase in other income was mainly due to the recording of the $5.0 million settlement with the EPA in the NSR litigation in the first quarter of 2006. See FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Litigation” and Note (B) to the Condensed Financial Statements under NEW SOURCE REVIEW LITIGATION herein for additional information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Alabama Power’s future earnings potential. The level of Alabama Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include Alabama Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Alabama Power in Item 7 of the Form 10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 11, 2007, Alabama Power filed a motion to lift the stay and to reset the briefing schedule. The plaintiffs have opposed the motion and have moved to vacate the district court’s decision and remand for further proceedings

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
consistent with the Duke Energy decision. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter cannot be determined at this time.
FERC and Alabama PSC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on Alabama Power’s financial statements. However, the ultimate outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of March 31, 2007 totaled $312 million as compared to $301 million at December 31, 2006. As a result of Alabama Power’s level of recovery under the Alabama PSC’s most recent fuel recovery order, Alabama Power classified all $312 million of the under recovered regulatory clause revenues as deferred charges and other assets in the Condensed Balance Sheets as of March 31, 2007 herein. Alabama Power increased its fuel billing factor in January 2006 in accordance with Rate ECR with the expectation of fully recovering the under recovered fuel cost balance by the end of 2007. It now appears that the timing of the full recovery will not occur as originally anticipated. Alabama Power, along with the Alabama PSC, will continue to monitor the under recovered fuel cost balance to determine whether an additional adjustment to billing rates is required. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Alabama Power in Item 7 of the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
Income Taxes
On January 1, 2007, Alabama Power adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on Alabama Power’s financial statements.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Alabama Power plans to adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Alabama Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities totaled $175.7 million for the first quarter of 2007, compared to $164.4 million for the first quarter of 2006. The $11.3 million increase in cash provided from operating activities in the first quarter of 2007 is primarily due to the increase in net income as previously discussed and a decrease in cash outflow for accounts payable, partially offset by an increase in under recovered fuel costs. Property additions to utility plant were $263.7 million in the first three months of 2007 and are included in Alabama Power’s Condensed Balance Sheets herein. These additions were primarily related to construction of transmission and distribution facilities, purchases of nuclear fuel, and installation of equipment to comply with environmental standards.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, lease obligations, purchase commitments, and trust funding requirements. Approximately $669 million will be required through March 31, 2008 for maturities of long-term debt.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Alabama Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at March 31, 2007 approximately $16 million of cash and cash equivalents, unused committed lines of credit of approximately $965 million (including $563 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), and an extendible commercial note program. Of the unused credit facilities, $365 million will expire at various times in 2007 (of which $198 million allow for one-year term loans). The remaining $600 million of credit facilities expire in 2011. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At March 31, 2007, Alabama Power had $75 million of commercial paper outstanding. There were no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Power Pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Alabama Power’s total exposure to these types of agreements was not material.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
The fair value of derivative energy contracts at March 31, 2007 was as follows:

First Quarter
2007
Changes
Fair Value
(in thousands)
Contracts beginning of period	$(32,628)
Contracts realized or settled	12,826
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	19,441

Contracts at March 31, 2007	$(361)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(281)	$(3,829)	$3,548
External sources	(80)	(80)	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$(361)	$(3,909)	$3,548

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Alabama Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power’s fuel cost recovery clause. Certain other energy related derivatives, designated as hedges, are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(307)
Accumulated other comprehensive income	(57)
Net income	3

Total fair value	$(361)

Unrealized pre-tax gains and losses on energy contracts recognized in income were not material for any period presented.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In February 2007, Alabama Power issued $200 million of Series 2007A 5.55% Senior Notes due February 1, 2017. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities.
In March 2007, Alabama Power issued 1,750,000 shares of common stock to Southern Company at $40.00 a share ($70 million aggregate purchase price). On May 1, 2007, Alabama Power issued an additional 1,750,000 shares of common stock to Southern Company at $40.00 a share ($70 million aggregate purchase price). The proceeds from both sales were used by Alabama Power for general corporate purposes.
Subsequent to March 31, 2007, Alabama Power issued $250 million of Series 2007B 5.875% Senior Notes due April 1, 2047. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Also subsequent to March 31, 2007, $169 million in aggregate principal amount of Series W Floating Rate Extendible Senior Notes matured.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Retail revenues	$1,412,329	$1,358,523
Wholesale revenues —
Non-affiliates	143,767	134,658
Affiliates	41,788	37,203
Other revenues	59,286	53,637

Total operating revenues	1,657,170	1,584,021

Operating Expenses:
Fuel	593,894	460,724
Purchased power —
Non-affiliates	46,093	58,798
Affiliates	184,542	217,876
Other operations	230,748	235,184
Maintenance	124,442	128,551
Depreciation and amortization	126,149	123,825
Taxes other than income taxes	72,341	71,257

Total operating expenses	1,378,209	1,296,215

Operating Income	278,961	287,806
Other Income and (Expense):
Allowance for equity funds used during construction	13,179	5,981
Interest income	475	325
Interest expense, net of amounts capitalized	(70,587)	(64,377)
Interest expense to affiliate trusts	(14,878)	(14,878)
Other income (expense), net	(4,216)	(1,332)

Total other income and (expense)	(76,027)	(74,281)

Earnings Before Income Taxes	202,934	213,525
Income taxes	70,980	79,900

Net Income	131,954	133,625
Dividends on Preferred Stock	689	1,685

Net Income After Dividends on Preferred Stock	$131,265	$131,940

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net Income After Dividends on Preferred Stock	$131,265	$131,940
Other comprehensive income (loss):
Change in fair value of marketable securities, net of tax of $42 and $(97), respectively	65	(155)
Changes in fair value of qualifying hedges, net of tax of $(1,082) and $5,596, respectively	(1,714)	8,866
Reclassification adjustment for amounts included in net income, net of tax of $(29) and $113, respectively	(46)	179

COMPREHENSIVE INCOME	$129,570	$140,830

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$131,954	$133,625
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	149,339	145,167
Deferred income taxes and investment tax credits	12,709	1,924
Deferred expenses — affiliates	21,524	19,937
Allowance for equity funds used during construction	(13,179)	(5,981)
Pension, postretirement, and other employee benefits	5,289	846
Stock option expense	3,911	3,997
Tax benefit of stock options	794	202
Other, net	(12,848)	1,153
Changes in certain current assets and liabilities —
Receivables	81,442	125,870
Fossil fuel stock	(14,009)	(50,694)
Materials and supplies	(2,412)	(18,240)
Prepaid income taxes	19,084	61,863
Other current assets	(5,635)	(20,602)
Accounts payable	(86,459)	(229,697)
Accrued taxes	(124,431)	(77,501)
Accrued compensation	(111,026)	(111,434)
Other current liabilities	35,473	5,021

Net cash provided from (used for) operating activities	91,520	(14,544)

Investing Activities:
Property additions	(352,475)	(215,969)
Nuclear decommissioning trust fund purchases	(94,131)	(100,167)
Nuclear decommissioning trust fund sales	87,251	93,287
Cost of removal, net of salvage	(8,937)	(6,034)
Change in construction payables, net of joint owner portion	379	(24,192)
Other	(11,714)	444

Net cash used for investing activities	(379,627)	(252,631)

Financing Activities:
Increase (decrease) in notes payable, net	(58,951)	333,852
Proceeds —
Senior notes	250,000	—
Capital contributions from parent company	269,949	261,000
Gross excess tax benefit of stock options	2,208	465
Redemptions —
Senior notes	—	(150,000)
Capital leases	(1,841)	—
Preferred stock	—	(14,569)
Payment of preferred stock dividends	(832)	(1,362)
Payment of common stock dividends	(172,475)	(157,500)
Other	(3,768)	151

Net cash provided from financing activities	284,290	272,037

Net Change in Cash and Cash Equivalents	(3,817)	4,862
Cash and Cash Equivalents at Beginning of Period	16,850	11,138

Cash and Cash Equivalents at End of Period	$13,033	$16,000

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5,251 and $2,512 capitalized for 2007 and 2006, respectively)	$64,595	$81,610
Income taxes (net of refunds)	$6,585	$(25,786)
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$13,033	$16,850
Receivables —
Customer accounts receivable	438,277	474,046
Unbilled revenues	117,771	130,585
Under recovered regulatory clause revenues	391,923	353,976
Other accounts and notes receivable	89,285	93,656
Affiliated companies	15,677	21,941
Accumulated provision for uncollectible accounts	(8,929)	(10,030)
Fossil fuel stock, at average cost	406,019	392,011
Materials and supplies, at average cost	306,101	304,514
Vacation pay	61,835	61,907
Prepaid expenses	65,514	74,788
Other	32,590	72,041

Total current assets	1,929,096	1,986,285

Property, Plant, and Equipment:
In service	21,375,467	21,279,792
Less accumulated provision for depreciation	8,431,908	8,343,309

	12,943,559	12,936,483
Nuclear fuel, at amortized cost	184,526	180,129
Construction work in progress	1,141,872	923,948

Total property, plant, and equipment	14,269,957	14,040,560

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	73,632	70,879
Nuclear decommissioning trusts, at fair value	561,132	544,013
Other	58,251	58,848

Total other property and investments	693,015	673,740

Deferred Charges and Other Assets:
Deferred charges related to income taxes	513,238	510,531
Prepaid pension costs	695,535	688,671
Deferred under recovered regulatory clause revenues	485,465	544,152
Other regulatory assets	630,741	629,003
Other	224,660	235,788

Total deferred charges and other assets	2,549,639	2,608,145

Total Assets	$19,441,707	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$756,605	$303,906
Notes payable	674,330	733,281
Accounts payable —
Affiliated	164,839	238,093
Other	394,121	402,222
Customer deposits	162,308	155,763
Accrued taxes —
Income taxes	174,402	217,603
Other	121,055	275,098
Dividends payable to parent	172,475	—
Accrued interest	87,768	74,643
Accrued vacation pay	49,485	49,704
Accrued compensation	31,997	141,356
Other	102,263	125,494

Total current liabilities	2,891,648	2,717,163

Long-term Debt	4,489,726	4,242,839

Long-term Debt Payable to Affiliated Trusts	515,465	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,842,780	2,815,724
Deferred credits related to income taxes	154,775	157,297
Accumulated deferred investment tax credits	278,833	282,070
Employee benefit obligations	708,154	698,274
Asset retirement obligations	635,857	626,681
Other cost of removal obligations	434,367	436,137
Other regulatory liabilities	281,244	281,391
Other	146,133	80,839

Total deferred credits and other liabilities	5,482,143	5,378,413

Total Liabilities	13,378,982	13,307,488

Preferred Stock	45,000	44,991

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,316,707	3,039,845
Retained earnings	2,316,133	2,529,826
Accumulated other comprehensive loss	(13,588)	(11,893)

Total common stockholder’s equity	6,017,725	5,956,251

Total Liabilities and Stockholder’s Equity	$19,441,707	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand and increasingly stringent environmental standards. These issues are expected to be addressed in a general rate case required to be filed by July 1, 2007. The rate case will determine whether the existing rate plan (2004 Retail Rate Plan) should be continued, modified, or discontinued. In addition, fuel costs rose significantly during 2005 and 2006. Georgia Power received a Georgia PSC order to increase its fuel recovery rate effective March 1, 2007, and continues to work with the Georgia PSC to enable the timely recovery of these costs.
Effective July 1, 2006, Savannah Electric was merged into Georgia Power. Georgia Power has accounted for the merger in a manner similar to a pooling of interests. See MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Business Activities” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(0.7)	(0.5)

Georgia Power’s net income after dividends on preferred stock for the first quarter 2007 was $131.3 million compared to $131.9 million for the corresponding period in 2006. The decrease was primarily attributed to lower base retail revenues and increased interest expense due to additional long-term debt and generally higher short-term interest rates. These factors were partially offset by higher wholesale non-fuel revenues, lower non-fuel operations and maintenance expenses, and a slightly lower effective income tax rate.
Retail Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$53.8	4.0

In the first quarter 2007, retail revenues were $1.41 billion compared to $1.36 billion in the corresponding period in the prior year.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	First Quarter 2007
	(in millions)	% change
Retail – prior year	$1,358.5
Change in —
Rates and pricing	(27.9)	(2.1)
Sales growth	12.1	0.9
Weather	(0.3)	—
Fuel cost recovery	69.9	5.2

Retail – current year	$1,412.3	4.0

Revenues associated with changes in rates and pricing decreased in the first quarter 2007 when compared to the corresponding period in 2006 due to lower market-driven rates for sales to large commercial and industrial customers.
Revenues attributable to sales growth increased in the first quarter 2007 when compared to the corresponding period for 2006. This increase was primarily due to a 3.0% increase in total retail KWH energy sales. The KWH increase was due to a 5.5% increase in sales to residential customers resulting from a 3.6% increase in residential customer usage and a 1.8% increase in residential customers.
Revenues attributable to changes in weather decreased slightly in the first quarter 2007 when compared to the corresponding period for 2006.
Fuel cost recovery revenues increased by $69.9 million in the first quarter 2007 when compared to the corresponding period for 2006. Georgia Power electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues– Non-Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$9.1	6.8

Wholesale energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2007, revenue from wholesale – non-affiliates was $143.8 million compared to $134.7 million in the corresponding period in 2006. This increase was a result of a 21.8% increase in KWH sales volume primarily due to a new long-term contract with an electrical membership corporation that went into effect in April 2006.
Wholesale Revenues– Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$4.6	12.3

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. In the first quarter 2007, revenues from wholesale – affiliates were $41.8 million compared to $37.2 million for the corresponding period in 2006. The increase was a result of a 25% increase in KWH for short-term affiliate sales through the Power Pool due to the comparatively lower incremental cost of Georgia Power-owned generation. Also contributing to the wholesale – affiliate revenue increase was higher wholesale fuel revenues due to the higher cost of fuel.
Other Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$5.7	10.5

In the first quarter 2007, other revenues were $59.3 million compared to $53.6 million for the corresponding period in 2006. This increase was primarily due to increased transmission and outdoor lighting revenues. Transmission revenues increased $4.3 million compared to the same period in the prior year primarily due to a $3.9 million increase in tariff related revenues for transmission service. Outdoor lighting revenues also increased by $1.5 million primarily due to a 6.0% increase in customers.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$133.2	28.9
Purchased power-non-affiliates	(12.7)	(21.6)
Purchased power-affiliates	(33.4)	(15.3)

Total fuel and purchased power expenses	$87.1

In the first quarter 2007, total fuel and purchase power expenses were $824.5 million compared to $737.4 million for the corresponding period in 2006. The increase in fuel and purchase power expenses was due to a $63.6 million increase in the average cost of fuel and purchased power as well as a $23.5 million increase due to the KWH volume generated or purchased.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter
Average Cost	2007	2006	% change
	(cents per net KWH)
Fuel	2.64	2.33	13.3
Purchased Power	5.95	5.95	—

In the first quarter 2007, fuel expense was $593.9 million compared to $460.7 for the corresponding period in 2006. This increase was the result of a 13.3% increase in the average cost of fuel per net KWH generated primarily due to higher coal prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2007, purchased power expense — non-affiliates was $46.1 million compared to $58.8 million for the corresponding period in 2006. This decrease was primarily due to a 21.2% decrease in KWH volume purchased compared to the same period in 2006 due to a 4.9% increase in Georgia Power’s self-owned generation. Also contributing to the decrease was a slight decrease of 0.4% in the average cost of purchased power per net KWH compared to the corresponding period in 2006.
In the first quarter 2007, purchased power from affiliates was $184.5 million compared with $217.9 million for the corresponding period in 2006. The decrease was primarily the result of a 1.4% decrease in the average cost of purchased power per net KWH. This was offset by a 6.3% increase in KWH volume purchased compared to the same period in 2006.
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
Other Operations Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(4.5)	(1.9)

In the first quarter 2007, other operations expense was $230.7 million compared with $235.2 million for the corresponding period in 2006. The decrease was primarily related to a $3.6 million decrease in employee benefits and a $0.7 million decrease in uncollectible account expense.
Maintenance Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(4.2)	(3.2)

In the first quarter 2007, maintenance expense was $124.4 million compared with $128.6 million for the corresponding period in 2006. The timing of maintenance outages at Georgia Power’s larger steam units resulted in $3.5 million of the decrease and $0.9 million resulted from the timing of transmission maintenance activities. These decreases were partially offset by a $1.7 million increase in distribution expense related to overhead line maintenance.
Allowance for Equity Funds Used During Construction

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$7.2	120.3

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the first quarter 2007, the allowance for equity funds used during construction was $13.2 million compared with $6.0 million for the corresponding period in 2006. This increase was primarily related to increases in expenditures related to new and ongoing construction activities.
Interest Expense, Net of Amounts Capitalized

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$6.2	9.6

In the first quarter 2007, interest expense, net of amounts capitalized was $70.6 million compared with $64.4 million for the corresponding period in 2006. This increase was primarily the result of generally higher interest rates on variable rate debt and commercial paper and the issuance of additional long-term debt.
Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(8.9)	(11.2)

In the first quarter 2007, income taxes were $71.0 million compared with $79.9 million for the corresponding period in 2006. This was primarily the result of lower pre-tax net income, as well as a $3.5 million increase in state income tax credits. See Note (H) to the Condensed Financial Statements herein for additional information related to the tax impact of state income tax credits on Georgia Power’s effective tax rate.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter cannot be determined at this time.
Plant Wansley Environmental Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On March 30, 2007, the parties filed a joint motion seeking entry of a proposed consent decree resolving all remaining issues in the case. If the consent decree is approved as proposed, the resolution of this case will not have a material impact on Georgia Power’s financial statements.
FERC and Georgia PSC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on Georgia Power’s financial statements. However, the ultimate outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
As of March 31, 2007, Georgia Power had an under recovered fuel balance of approximately $877.4 million. On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. The order also requires Georgia Power to file for a new fuel cost recovery rate no later than March 1, 2008. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Retail General Rate Recovery
As of March 31, 2007, work is continuing on the preparation of a rate case to be filed on or before July 1, 2007. The rate case will determine whether the existing 2004 Retail Rate Plan should be continued, modified, or discontinued.
Other Matters
See Note 3 to the financial statements of Georgia Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia (Monroe County). The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. On April 16, 2007, the Monroe Board filed an appeal to the Georgia Supreme Court. Georgia Power intends to oppose that action. The suit could impact all co-owners. If Georgia Power is successful, the litigation will be concluded. Otherwise, Georgia Power could be subject to total taxes through March 31, 2007 of up to $20 million, plus penalties and interest. The ultimate outcome of this matter cannot currently be determined.
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
New Accounting Standards
Income Taxes
On January 1, 2007, Georgia Power adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on Georgia Power’s financial statements. See Note (I) to the Condensed Financial Statements herein for additional information.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Georgia Power plans to adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Georgia Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities increased $106.1 million for the first quarter of 2007 compared to the same period in 2006. The increase in 2007 is primarily the result of $53.8 million of higher retail revenues and $52.5 million less cash used for fuel and materials. In first quarter 2007, gross property additions were $372.3 million. These additions were primarily related to the construction of transmission and distribution facilities, purchases of nuclear fuel, and purchases of equipment to comply with environmental standards. The majority of funds for these additions and other capital requirements were derived primarily from operating activities and capital contributions from Southern Company. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. Since December 31, 2006, Georgia Power has entered into four additional PPAs totaling approximately 1,863 MW annually. These contracts begin in 2009 and 2010 and are expected to result

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in additional obligations of $1.3 million in 2008-2009, $191.4 million in 2010-2011, and $1.08 billion thereafter. Of the total capacity, approximately 561 MW will expire in 2017, 1,274 MW in 2025, and 28 MW in 2029. These contracts are subject to certification by the Georgia PSC. Two of the contracts are with Southern Power and are also subject to FERC approval. Approximately $756.6 million will be required through March 31, 2008 for redemptions and maturities of long-term debt.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Georgia Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2007 approximately $13.0 million of cash and cash equivalents and $902 million of unused credit arrangements with banks. Of the unused credit arrangements, $40 million expire in 2007 and $862 million expire in 2011.
Of the facilities that expire in 2007, all contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2007, Georgia Power had approximately $499 million of commercial paper, $25 million of extendible commercial notes, and $150 million of bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At March 31, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $251 million. Subsequent to March 31, 2007, Georgia Power entered into certain contracts for the purchase of electric capacity and energy. These contracts also contain provisions that could require collateral, but not accelerated payment, in the event of a change in credit rating. Under these contracts, the maximum potential collateral requirement at a rating of BBB- was not material. The maximum potential collateral requirement at rating below BBB- was $137 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Georgia Power, along with all members of the Power Pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alabama Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Georgia Power’s total exposure to these types of agreements was not material.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel hedging program at the instruction of the Georgia PSC.
The fair value of derivative energy contracts at March 31, 2007 was as follows:

First Quarter 2007
Changes
Fair Value
(in thousands)
Contracts beginning of period	$(38,003)
Contracts realized or settled	12,498
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	29,276

Contracts at March 31, 2007	$3,771

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$3,876	$(1,332)	$5,208
External sources	(105)	(105)	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$3,771	$(1,437)	$5,208

Unrealized gains and losses from mark to market adjustments on derivative contracts related to Georgia Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Georgia Power’s fuel cost recovery mechanism. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2007, the fair value gain/(loss) of all derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory liabilities, net	$3,767
Accumulated other comprehensive income	—
Net income	4

Total fair value	$3,771

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized pre-tax gains and losses on energy contracts recognized in income were not material for any period presented.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter of 2007, Georgia Power issued $250 million of Series 2007A 5.65% Senior Notes due March 1, 2037. The proceeds were used to repay a portion of Georgia Power’s outstanding short-term indebtedness and for other general corporate purposes, including Georgia Power’s continuing construction activities. At the same time, Georgia Power terminated derivative transactions related to the note issuance at a cost of $3.9 million. The loss will be amortized over a 10-year period. Also, in the first three months of 2007, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to planned future debt issuances. The total notional amount of these derivatives was $575 million. See Note (F) to the Condensed Financial Statements for further details. Subsequent to March 31, 2007, Georgia Power announced the planned redemption on June 21, 2007 of all $454 million of notes payable related to Georgia Power Capital Trust V 7-1/8% Trust Preferred Securities. Also, subsequent to March 31, 2007, Georgia Power entered into further derivative transactions designed to mitigate interest rate risk related to planned future debt issuances. The total notional amount of these derivatives was $300 million.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Retail revenues	$219,584	$179,317
Wholesale revenues —
Non-affiliates	23,400	20,838
Affiliates	40,080	52,608
Other revenues	13,169	10,279

Total operating revenues	296,233	263,042

Operating Expenses:
Fuel	146,474	121,241
Purchased power —
Non-affiliates	1,388	4,796
Affiliates	7,041	6,990
Other operations	46,050	43,490
Maintenance	13,202	14,572
Depreciation and amortization	21,097	21,985
Taxes other than income taxes	20,206	18,889

Total operating expenses	255,458	231,963

Operating Income	40,775	31,079
Other Income and (Expense):
Interest income	1,608	781
Interest expense, net of amounts capitalized	(10,576)	(9,272)
Interest expense to affiliate trusts	(577)	(1,148)
Other income (expense), net	(171)	(550)

Total other income and (expense)	(9,716)	(10,189)

Earnings Before Income Taxes	31,059	20,890
Income taxes	11,371	7,663

Net Income	19,688	13,227
Dividends on Preference Stock	825	825

Net Income After Dividends on Preference Stock	$18,863	$12,402

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net Income After Dividends on Preference Stock	$18,863	$12,402
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $559 and $-, respectively	890	—
Reclassification adjustment for amounts included in net income, net of tax of $84 and $31, respectively	133	50

COMPREHENSIVE INCOME	$19,886	$12,452

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$19,688	$13,227
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,384	23,488
Deferred income taxes	(3,997)	(6,462)
Pension, postretirement, and other employee benefits	388	1,358
Stock option expense	721	599
Tax benefit of stock options	105	48
Other, net	(1,159)	3,222
Changes in certain current assets and liabilities —
Receivables	1,208	26,332
Fossil fuel stock	(17,154)	(7,852)
Materials and supplies	(105)	(153)
Prepaid income taxes	7,306	295
Property damage cost recovery	5,325	5,116
Other current assets	945	556
Accounts payable	2,078	(3,142)
Accrued taxes	6,885	10,280
Accrued compensation	(12,345)	(15,594)
Other current liabilities	1,089	5,889

Net cash provided from operating activities	33,362	57,207

Investing Activities:
Property additions	(43,526)	(38,277)
Cost of removal, net of salvage	(2,755)	(945)
Construction payables	(7,287)	(3,747)
Other	(80)	(19)

Net cash used for investing activities	(53,648)	(42,988)

Financing Activities:
Decrease in notes payable, net	(42,232)	(8,184)
Proceeds —
Common stock issued to parent	80,000	—
Capital contributions from parent company	—	21,000
Gross excess tax benefit of stock options	218	125
Payment of preference stock dividends	(825)	(825)
Payment of common stock dividends	(18,525)	(17,575)
Other	(122)	(602)

Net cash provided from (used for) financing activities	18,514	(6,061)

Net Change in Cash and Cash Equivalents	(1,772)	8,158
Cash and Cash Equivalents at Beginning of Period	7,526	3,847

Cash and Cash Equivalents at End of Period	$5,754	$12,005

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $167 and $7 capitalized for 2007 and 2006, respectively)	$8,826	$9,261
Income taxes (net of refunds)	$264	$2,935
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$5,754	$7,526
Receivables —
Customer accounts receivable	57,995	56,489
Unbilled revenues	35,479	38,287
Under recovered regulatory clause revenues	77,217	79,235
Other accounts and notes receivable	8,998	9,015
Affiliated companies	17,264	15,302
Accumulated provision for uncollectible accounts	(973)	(1,279)
Fossil fuel stock, at average cost	93,190	76,036
Materials and supplies, at average cost	35,411	35,306
Property damage cost recovery	29,048	28,771
Other regulatory assets	10,778	15,977
Other	8,388	14,259

Total current assets	378,549	374,924

Property, Plant, and Equipment:
In service	2,581,545	2,574,517
Less accumulated provision for depreciation	913,540	901,564

	1,668,005	1,672,953
Construction work in progress	91,406	62,815

Total property, plant, and equipment	1,759,411	1,735,768

Other Property and Investments	16,558	14,846

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,169	17,148
Prepaid pension costs	70,278	69,895
Other regulatory assets	102,197	110,077
Other	21,033	17,831

Total deferred charges and other assets	210,677	214,951

Total Assets	$2,365,195	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Notes payable	$78,214	$120,446
Accounts payable —
Affiliated	50,813	44,375
Other	36,971	49,979
Customer deposits	23,640	21,363
Accrued taxes —
Income taxes	35,602	29,771
Other	14,362	15,033
Accrued interest	8,946	7,645
Accrued compensation	4,587	16,932
Other regulatory liabilities	12,235	9,029
Other	21,716	30,975

Total current liabilities	287,086	345,548

Long-term Debt	654,956	654,860

Long-term Debt Payable to Affiliated Trusts	41,238	41,238

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	236,677	237,862
Accumulated deferred investment tax credits	14,259	14,721
Employee benefit obligations	74,518	73,922
Other cost of removal obligations	167,077	165,410
Other regulatory liabilities	48,443	46,485
Other	70,647	72,533

Total deferred credits and other liabilities	611,621	610,933

Total Liabilities	1,594,901	1,652,579

Preference Stock	53,887	53,887

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — March 31, 2007: 1,792,717 shares
— December 31, 2006: 992,717 shares	118,060	38,060
Paid-in capital	429,615	428,592
Retained earnings	172,306	171,968
Accumulated other comprehensive loss	(3,574)	(4,597)

Total common stockholder’s equity	716,407	634,023

Total Liabilities and Stockholder’s Equity	$2,365,195	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
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
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$6.5	52.1

Gulf Power’s net income after dividends on preference stock for the first quarter 2007 was $18.9 million compared to $12.4 million for the corresponding period in 2006. The increase in the first quarter 2007 over the corresponding period in 2006 was primarily due to more favorable weather and increased customer growth.
Retail Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$40.3	22.5

In the first quarter 2007, retail revenues were $219.6 million compared to $179.3 million in the corresponding period in 2006. Details of retail revenues are as follows:

	First Quarter
	2007
	(in millions)	% change
Retail – prior year	$179.3
Change in —
Rates and pricing	2.7	1.5
Sales growth	4.3	2.4
Weather	3.2	1.8
Fuel cost recovery	30.1	16.8

Retail – current year	$219.6	22.5

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues associated with changes in rates and pricing increased in the first quarter 2007 when compared to the same period of 2006 primarily due to cost recovery provisions. These cost recovery provisions include energy conservation costs, purchased power capacity costs, and environmental compliance costs. Annually, Gulf Power petitions for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. Cost recovery provisions also include revenues related to the recovery of storm damage restoration costs. The recovery provisions generally equal the related expenses and have no material effect on net income. See Note 1 to the financial statements of Gulf Power under “Revenues,” “Property Damage Reserve,” and “Environmental Remediation Cost Recovery” and Note 3 to the financial statements under “Retail Regulatory Matters – Environmental Cost Recovery” and “Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth increased in the first quarter 2007 when compared to the same period in 2006 due to a 10.2% increase, 7.4% increase, and 4.7% decrease in retail energy sales to residential, commercial, and industrial customers, respectively. Increased energy sales to residential and commercial customers were primarily due to increases in usage and customer additions. Decreased energy sales to industrial customers were primarily due to increased customer cogeneration due to lower cost of natural gas.
Revenues resulting from changes in weather improved because of cooler temperatures in the first quarter of 2007 compared to mild weather in the first quarter of 2006.
The increase in fuel cost recovery is primarily due to recovery provisions for fuel expenses and the energy component of purchased power costs. Annually, Gulf Power petitions for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
($12.5)	(23.8)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2007, wholesale revenues from affiliates were $40.1 million compared to $52.6 million in the corresponding period in 2006. The decrease was primarily a result of increased availability of lower cost affiliate generating units.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$2.9	28.1

In the first quarter 2007, other revenues were $13.2 million compared to $10.3 million in the same period in 2006. The increase was primarily a result of other energy services and higher franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are offset by franchise and gross receipt taxes. The increased revenues from other energy services did not have a material impact on earnings since they were offset by associated expenses.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$25.2	20.8
Purchased power-non-affiliates	(3.4)	(71.1)
Purchased power-affiliates	0.1	0.7

Total fuel and purchased power expenses	$21.9

In the first quarter 2007, fuel expense was $146.4 million compared to $121.2 million in the same period in 2006. This increase was due to a $20.6 million increase in the average cost of fuel as well as a $4.6 million increase due to the KWH volume generated. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information. In the first quarter 2007, purchased power from non-affiliates was $1.4 million compared to $4.8 million in the same period in 2006. The decrease was due to a $0.1 million decrease in KWH purchases and a $3.3 million decrease resulting from lower average cost per net KWH. The quarterly change in purchased power affiliates is not material.

	First Quarter	First Quarter
Average Cost	2007	2006	% change
	(cents per net KWH)

Fuel	3.48	2.99	16.4
Purchased power	4.41	6.75	(34.7)

Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.
Other Operations Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$2.6	5.9

In the first quarter 2007, other operations expense was $46.1 million compared to $43.5 million in the same period in 2006. The increase was primarily due to other energy services and increased environmental compliance costs. The increased expenses from other energy services did not have a material impact on earnings since they were offset by associated revenues. These environmental costs are generally recovered as expended, so there is no significant impact on net income. See Note 3 to the financial statements of Gulf Power

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
under “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – “Environmental Matters” herein for additional information.
Maintenance Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
($1.4)	(9.4)

For the first quarter 2007, maintenance expense was $13.2 million compared to $14.6 million in the same period in 2006. This decrease was primarily due to a delay in scheduled maintenance.
Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$3.7	48.4

In the first quarter 2007, income tax expense was $11.4 million compared to $7.7 million when compared to the same period in 2006. This increase was primarily as a result of higher earnings before income taxes.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Gulf Power’s future earnings potential. The level of Gulf Power’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include Gulf Power’s ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing environmental and fuel costs. Future earnings in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in Gulf Power’s service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Gulf Power in Item 7 of the Form 10-K.
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
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter cannot be determined at this time.
FERC and Florida PSC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on Gulf Power’s financial statements. However, the ultimate outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC and to indicate if an adjustment to the fuel cost recovery factor is being requested. Under recovered fuel costs at March 31, 2007 totaled $75.6 million, and are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Other Matters
See Note 3 to the financial statements of Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia (Monroe County). The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. On April 16, 2007, the Monroe Board filed an appeal to the Georgia Supreme Court. Gulf Power and Georgia Power intend to oppose that action. The suit could impact all

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
co-owners. If Gulf Power and Georgia Power are successful, the litigation will be concluded. Otherwise, Gulf Power could be subject to total taxes through March 31, 2007 of up to $4.4 million, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Gulf Power in Item 7 of the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
New Accounting Standards
Income Taxes
On January 1, 2007, Gulf Power adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on Gulf Power’s financial statements.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Gulf Power plans to adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Gulf Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities totaled $33.4 million for the first three months of 2007, compared to $57.2 million for the corresponding period in 2006. The $23.8 million decrease in 2007 resulted primarily from a decrease in cash flows from affiliated company and customer account receivables. Gross property additions to utility plant were $41.9 million in the first three months of 2007. Funds for Gulf Power’s property additions were provided by operating activities and other financing activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Gulf Power has no maturities or redemptions of long-term debt required by March 31, 2008.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Gulf Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at March 31, 2007 approximately $5.8 million of cash and cash equivalents and $120 million of unused committed lines of credit with banks. All credit agreements expire in 2007 and $100 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2007, Gulf Power had outstanding

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$78.2 million in commercial paper. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $23 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $46 million. Gulf Power, along with all members of the Power Pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Gulf Power’s total exposure to these types of agreements was not material.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
The fair value of derivative energy contracts at March 31, 2007 was as follows:

First Quarter
2007
Changes
Fair Value
(in thousands)
Contracts beginning of period	$(7,186)
Contracts realized or settled	3,089
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	4,998

Contracts at March 31, 2007	$901

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)

Actively quoted	$917	$(56)	$973
External sources	(16)	(16)	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$901	$(72)	$973

Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Gulf Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power’s fuel cost recovery clause. Gains and losses on derivative energy contracts that are not designated as hedges are recognized in the statements of income as incurred. At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory liabilities, net	$900
Accumulated other comprehensive income	—
Net income	1

Total fair value	$901

Unrealized pre-tax gains and losses recognized in income were not material for any period presented.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Gulf Power did not issue or redeem any long-term debt securities in the first three months of 2007. In January 2007, Gulf Power issued 800,000 shares of common stock to Southern Company at $100 stated value per share ($80 million aggregate purchase price). The proceeds were used to repay a portion of Gulf Power’s short-term indebtedness and for other general corporate purposes. In the first three months of 2007, Gulf Power entered into derivative transactions designed to mitigate interest rate risk related to future planned debt issuances. The total notional amount of these derivatives was $165 million. See Note (F) to the Condensed Financial Statements for further details.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Retail revenues	$156,124	$131,364
Wholesale revenues —
Non-affiliates	77,294	61,322
Affiliates	18,915	11,772
Other revenues	4,493	4,483

Total operating revenues	256,826	208,941

Operating Expenses:
Fuel	121,759	78,263
Purchased power —
Non-affiliates	954	4,702
Affiliates	12,424	19,036
Other operations	43,847	37,277
Maintenance	13,947	14,415
Depreciation and amortization	14,228	12,320
Taxes other than income taxes	12,843	14,200

Total operating expenses	220,002	180,213

Operating Income	36,824	28,728
Other Income and (Expense):
Interest income	575	49
Interest expense	(4,423)	(4,291)
Interest expense to affiliate trusts	(649)	(649)
Other income (expense), net	(128)	943

Total other income and (expense)	(4,625)	(3,948)

Earnings Before Income Taxes	32,199	24,780
Income taxes	12,130	9,065

Net Income	20,069	15,715
Dividends on Preferred Stock	433	433

Net Income After Dividends on Preferred Stock	$19,636	$15,282

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net Income After Dividends on Preferred Stock	$19,636	$15,282
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(362) and $140, respectively	(584)	225

COMPREHENSIVE INCOME	$19,052	$15,507

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$20,069	$15,715
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	16,949	16,680
Deferred income taxes and investment tax credits, net	9,224	10,943
Plant Daniel capacity	(1,415)	(3,252)
Pension, postretirement, and other employee benefits	2,680	1,506
Stock option expense	711	743
Tax benefit of stock options	71	25
Other, net	(4,151)	(8,790)
Changes in certain current assets and liabilities —
Receivables	11,469	54,402
Fossil fuel stock	(10,693)	12,561
Materials and supplies	(532)	460
Prepaid income taxes	18,301	(7,904)
Other current assets	803	4,140
Hurricane Katrina accounts payable	(1,588)	(36,088)
Other accounts payable	(9,578)	(51,267)
Accrued taxes	(28,308)	(31,003)
Accrued compensation	(17,828)	(18,661)
Over recovered regulatory clause revenues	—	(10,797)
Other current liabilities	459	(6,681)

Net cash provided from (used for) operating activities	6,643	(57,268)

Investing Activities:
Property additions	(23,545)	(52,798)
Cost of removal, net of salvage	(420)	(12,229)
Construction payables	(2,926)	(10,112)
Other	(50)	(37)

Net cash used for investing activities	(26,941)	(75,176)

Financing Activities:
Increase in notes payable, net	35,354	140,974
Proceeds —
Gross excess tax benefit of stock options	178	9
Capital contributions from parent company	(3)	—
Payment of preferred stock dividends	(433)	(433)
Payment of common stock dividends	(16,825)	(16,300)

Net cash provided from financing activities	18,271	124,250

Net Change in Cash and Cash Equivalents	(2,027)	(8,194)
Cash and Cash Equivalents at Beginning of Period	4,214	14,301

Cash and Cash Equivalents at End of Period	$2,187	$6,107

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$5,183	$7,073
Income taxes (net of refunds)	$(21,559)	$5,824
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,187	$4,214
Receivables —
Customer accounts receivable	36,215	42,099
Unbilled revenues	22,243	23,807
Under recovered regulatory clause revenues	40,483	50,778
Other accounts and notes receivable	4,381	5,870
Insurance receivable	20,975	20,551
Affiliated companies	31,394	23,696
Accumulated provision for uncollectible accounts	(621)	(855)
Fossil fuel stock, at average cost	53,372	42,679
Materials and supplies, at average cost	28,459	27,927
Prepaid income taxes	3,730	22,031
Other regulatory assets	39,980	42,391
Other	11,765	15,091

Total current assets	294,563	320,279

Property, Plant, and Equipment:
In service	2,074,011	2,054,151
Less accumulated provision for depreciation	848,063	836,922

	1,225,948	1,217,229
Construction work in progress	45,678	40,608

Total property, plant, and equipment	1,271,626	1,257,837

Other Property and Investments	4,685	4,636

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,161	9,280
Prepaid pension costs	36,144	36,424
Other regulatory assets	58,593	61,086
Other	22,240	18,834

Total deferred charges and other assets	126,138	125,624

Total Assets	$1,697,012	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$36,082	$—
Notes payable	86,731	51,377
Accounts payable —
Affiliated	26,915	24,615
Other	57,454	73,236
Customer deposits	8,927	8,676
Accrued taxes —
Income taxes	5,911	4,171
Other	16,201	50,346
Accrued interest	1,964	2,332
Accrued compensation	6,130	23,958
Plant Daniel capacity	4,244	5,659
Other regulatory liabilities	14,619	11,386
Other	27,193	28,880

Total current liabilities	292,371	284,636

Long-term Debt	242,553	242,553

Long-term Debt Payable to Affiliated Trusts	—	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	248,878	236,202
Deferred credits related to income taxes	15,912	16,218
Accumulated deferred investment tax credits	16,136	16,402
Employee benefit obligations	93,854	92,403
Other cost of removal obligations	84,807	82,397
Other regulatory liabilities	24,421	22,559
Other	52,296	56,324

Total deferred credits and other liabilities	536,304	522,505

Total Liabilities	1,071,228	1,085,776

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	307,975	307,019
Retained earnings	247,323	244,511
Accumulated other comprehensive income	15	599

Total common stockholder’s equity	593,004	589,820

Total Liabilities and Stockholder’s Equity	$1,697,012	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
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
Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$4.3	28.5

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2007 was $19.6 million compared to $15.3 million for the corresponding period in 2006. The increase was primarily a result of a $14.7 million increase in base revenues from customers within Mississippi Power’s service territory, of which $5.2 million is due to a retail base rate increase effective April 1, 2006 and $9.5 million is from sales growth and higher demand compared to the same period in 2006. The increases were partially offset by a $6.6 million increase in other operations expenses and a $1.9 million increase in depreciation and amortization expense due to the amortization of a regulatory liability related to Plant Daniel capacity.
Retail Revenues

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$24.7	18.8

In the first quarter 2007, retail revenues were $156.1 million compared to $131.4 million in the same period in 2006. Details of the change to retail revenues are as follows:

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarter
	2007
	(in millions)	% change
Retail – prior year	$131.4
Change in —
Rates and pricing	3.8	2.9
Sales growth	2.8	2.1
Weather	2.8	2.1
Fuel cost recovery	15.3	11.7

Retail – current year	$156.1	18.8%

Revenues associated with changes in rates and pricing increased in the first quarter 2007 when compared to the same period of 2006 due to a base rate increase effective April 1, 2006 and continued recovery following Hurricane Katrina.
Revenues attributable to changes in sales growth increased in the first quarter 2007 when compared to the same period in 2006 due to a 13.2%, 14.6%, and 8.9% increase in KWH sales to residential, commercial, and industrial customers, respectively, primarily due to increase in usage and customer additions resulting from recovery after Hurricane Katrina.
Revenues resulting from changes in weather increased because of normal weather in the first quarter of 2007 compared to mild weather in the first quarter of 2006.
Fuel revenues increased in the first quarter of 2007 when compared to the same period in 2006. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$16.0	26.0

Revenues from wholesale sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the first quarter 2007, wholesale revenues to non-affiliates were $77.3 million compared to $61.3 million in the same period in 2006. The increase was primarily due to increased fuel costs and higher demand by customers within Mississippi Power’s service territory of $11.4 million and increased sales to customers outside Mississippi Power’s service territory of $4.6 million.
Wholesale Revenues – Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$7.1	60.7

Revenues from wholesale sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. In the first quarter 2007, wholesale revenues to affiliates were $18.9 million compared to $11.8 million in the same period in 2006. The increase was primarily due to a $7.9 million increase in energy revenues, of which a $14.0 million increase was associated with increased sales and a $6.1 million decrease was associated with lower fuel prices. Capacity revenues decreased $0.7 million.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$43.5	55.6
Purchased power-non-affiliates	(3.8)	(79.7)
Purchased power-affiliates	(6.6)	(34.7)

Total fuel and purchased power expenses	$33.1

In the first quarter 2007, total fuel and purchased power expenses was $135.1 million compared to $102.0 million in the same period in 2006. The increase in fuel and purchased power expenses was primarily due to a $10.3 million increase in the average cost of fuel and purchased power as well as a $22.8 million increase due to the KWH volume generated or purchased. Details of the individual components follow.
In the first quarter 2007, fuel expense was $121.8 million compared to $78.3 million in the same period in 2006. The increase was primarily due to a $29.1 million increase in generation from Mississippi Power-owned facilities and a $14.4 million increase in the cost of fuel.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	First Quarter	First Quarter
Average Cost	2007	2006	% change
	(cents per net KWH)
Fuel	3.56	3.14	13.4
Purchased power	3.37	4.38	(23.1)

In the first quarter 2007, purchased power expense – non-affiliates was $1.0 million compared to $4.7 million in the same period in 2006. The decrease was primarily as the result of a 50.6% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand and a 58.9% decrease in the average cost of purchased power per KWH.
In the first quarter 2007, purchased power from affiliates was $12.4 million compared to $19.0 million in the same period in 2006. The decrease was primarily due to a 25.0% decrease in the average cost of purchased power per KWH due to decreased fuel costs and a 13.0% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$6.6	17.6

In the first quarter 2007, other operations expense was $43.8 million compared to $37.3 million in the same period in 2006. The increase was primarily the result of a $3 million insurance recovery for restoration expense recognized in 2006, a $2.4 million increase in employee benefit expenses which is primarily due to an increase in medical expense, and a $1.1 million increase in production operations expense.
Depreciation and Amortization Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$1.9	15.5

In the first quarter 2007, depreciation and amortization expense was $14.2 million compared to $12.3 million in the same period in 2006. The increase was primarily due to amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(1.4)	(9.6)

In the first quarter 2007, taxes other than income taxes were $12.8 million compared to $14.2 million in the same period in 2006. The change was primarily due to a $1.4 million decrease in ad valorem taxes. The retail portion, or approximately 83%, of the decrease in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause, and, therefore, does not affect net income.
Total Other Income and (Expense)

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(0.7)	(17.1)

In the first quarter 2007, total other income and (expense) was $(4.6) million compared to $(3.9) million in the same period in 2006. The change was primarily the result of a $0.3 million decrease in interest income related to the recovery mechanism for fuel hedging and energy cost hedging and a $0.4 million decrease in income associated with customer projects.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$3.1	33.8

In the first quarter 2007, income taxes were $12.1 million compared to $9.1 million in the same period in 2006. The increase was primarily due to the increase in pre-tax income.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
FERC and Mississippi PSC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on Mississippi Power’s financial statements. However, the ultimate outcome of this matter cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Regulatory Matters
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. In February 2007, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2007. Mississippi Power requested an 86 cent per 1,000 KWH increase for retail customers. This increase represents approximately $7.5 million in annual revenues for Mississippi Power. On April 13, 2007, the Mississippi PSC approved Mississippi Power’s ECO Plan as filed. The new rates are effective in May 2007.
In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007 and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of March 31, 2007, Mississippi Power had incurred and deferred approximately $2.1 million of such costs, which are included in Other Regulatory Assets on the Condensed Balance Sheets herein.
Fuel Cost Recovery
Mississippi Power has an established fuel cost recovery factor that is approved by the Mississippi PSC. Over the past several years, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually. The last such filing was made in November 2006. The Mississippi PSC approved an increase in the fuel cost recovery factor effective January 2007 in an amount equal to 4.6 % of total retail revenues. At March 31, 2007, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $40.5 million compared to $50.8 million at December 31, 2006. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for additional information.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Mississippi Power in Item 7 of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Plant Daniel Operating Lease.
New Accounting Standards
Income Taxes
On January 1, 2007, Mississippi Power adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on Mississippi Power’s financial statements.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Mississippi Power plans to adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Mississippi Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities totaled $6.6 million for the first three months of 2007, compared to net cash flow used for operating activities of $57.3 million for the same period in 2006. The $63.9 million increase in the first three months of 2007 resulted primarily from fuel and base rate increases in effect in the first quarter of 2007 and cash outflows for restoration costs in the first quarter 2006 due to the impact of Hurricane Katrina.

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
Sources of Capital
Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Mississippi Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon, regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2007 approximately $2.2 million of cash and cash equivalents and $181 million of unused committed credit arrangements with banks. Of these unused facilities, $101 million expire in 2007 and $80 million expire in 2008. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Subsequent to March 31, 2007, Mississippi Power increased an existing credit agreement by $25 million. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2007, Mississippi Power had $86.7 million in commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. These contracts are primarily for physical electricity purchases and sales. At March 31, 2007, the maximum potential collateral requirements were $4.5 million. Further, Mississippi Power, along with all members of the Power Pool, is party to certain derivative agreements that could require collateral and/or accelerated payment in the

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Mississippi Power’s total exposure to these types of agreements was not material.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
The fair value of derivative, fuel, and energy contracts at March 31, 2007 was as follows:

First Quarter
2007
Changes
Fair Value
(in thousands)
Contracts beginning of period	$(6,360)
Contracts realized or settled	1,497
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	11,506

Contracts at March 31, 2007	$6,643

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)

Actively quoted	$6,616	$4,286	$2,330
External sources	27	27	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$6,643	$4,313	$2,330

Unrealized gains and losses from mark-to-market adjustments on derivative contracts related to Mississippi Power’s fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power’s energy cost management clause. In addition, any unrealized gains and losses on energy-related derivatives used to hedge anticipated purchases and sales are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred. These

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amounts were not material in any period presented. At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory liabilities, net	$6,591
Accumulated other comprehensive income	24
Net income	28

Total fair value	$6,643

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
Financing Activities
Mississippi Power did not issue or redeem any long-term securities in the first three months of 2007. Subsequent to March 31, 2007, Mississippi Power redeemed $36.1 million of long-term debt payable to affiliated trusts. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$81,117	$51,697
Affiliates	109,502	87,323
Other revenues	1,873	809

Total operating revenues	192,492	139,829

Operating Expenses:
Fuel	27,366	14,259
Purchased power —
Non-affiliates	11,030	13,971
Affiliates	31,287	19,407
Other operations	20,889	17,507
Maintenance	5,298	5,885
Depreciation and amortization	18,394	14,707
Taxes other than income taxes	3,711	3,661

Total operating expenses	117,975	89,397

Operating Income	74,517	50,432
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,894)	(20,342)
Other income (expense), net	(82)	2,403

Total other income and (expense)	(20,976)	(17,939)

Earnings Before Income Taxes	53,541	32,493
Income taxes	21,505	12,593

Net Income	$32,036	$19,900

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net Income	$32,036	$19,900
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(580) and $(79), respectively	(891)	(122)
Reclassification adjustment for amounts included in net income, net of tax of $1,156 and $1,112, respectively	2,037	1,732

COMPREHENSIVE INCOME	$33,182	$21,510

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$32,036	$19,900
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,086	18,070
Deferred income taxes and investment tax credits, net	20,953	17,251
Deferred revenues	(27,924)	(26,672)
Accumulated deferred billings on construction contract	15,098	5,490
Accumulated deferred costs on construction contract	(4,408)	—
Other, net	927	(2,010)
Changes in certain current assets and liabilities —
Receivables	5,399	38,672
Fossil fuel stock	149	(293)
Materials and supplies	(650)	(356)
Other current assets	80	(8,517)
Accounts payable	(3,065)	(46,701)
Accrued taxes	(2,961)	2,899
Accrued interest	(12,067)	(15,365)

Net cash provided from operating activities	45,653	2,368

Investing Activities:
Property additions	(45,852)	(1,175)
Change in construction payables, net	5,104	2

Net cash used for investing activities	(40,748)	(1,173)

Financing Activities:
Increase in notes payable, net	21,380	231
Payment of common stock dividends	(22,450)	(19,425)
Other	(26)	—

Net cash used for financing activities	(1,096)	(19,194)

Net Change in Cash and Cash Equivalents	3,809	(17,999)
Cash and Cash Equivalents at Beginning of Period	29,929	27,631

Cash and Cash Equivalents at End of Period	$33,738	$9,632

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3,409 and $0 capitalized for 2007 and 2006, respectively)	$29,293	$32,260
Income taxes (net of refunds)	$6,948	$4,227
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$33,738	$29,929
Receivables —
Customer accounts receivable	16,379	16,789
Other accounts receivable	1,182	125
Affiliated companies	21,034	26,215
Fossil fuel stock, at average cost	11,337	11,056
Materials and supplies, at average cost	20,096	19,877
Prepaid service agreements — current	32,542	30,280
Other prepaid expenses	12,671	5,878
Other	512	2,006

Total current assets	149,491	142,155

Property, Plant, and Equipment:
In service	2,437,160	2,434,146
Less accumulated provision for depreciation	238,028	219,654

	2,199,132	2,214,492
Construction work in progress	297,571	260,279

Total property, plant, and equipment	2,496,703	2,474,771

Deferred Charges and Other Assets:
Prepaid long-term service agreements	55,161	51,615
Other—
Affiliated	4,389	4,473
Other	16,461	17,929

Total deferred charges and other assets	76,011	74,017

Total Assets	$2,722,205	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,209	$1,209
Notes payable	145,132	123,752
Accounts payable —
Affiliated	28,936	33,205
Other	23,032	16,453
Accrued taxes —
Income taxes	—	393
Other	6,354	2,183
Accrued interest	17,781	29,849
Other	2,701	4,840

Total current liabilities	225,145	211,884

Long-term Debt	1,296,909	1,296,845

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	128,005	106,016
Deferred capacity revenues — Affiliated	10,041	36,313
Other—
Affiliated	8,459	8,958
Other	17,413	5,423

Total deferred credits and other liabilities	163,918	156,710

Total Liabilities	1,685,972	1,665,439

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	854,930	854,933
Retained earnings	220,881	211,295
Accumulated other comprehensive loss	(39,578)	(40,724)

Total common stockholder’s equity	1,036,233	1,025,504

Total Liabilities and Stockholder’s Equity	$2,722,205	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 vs. FIRST QUARTER 2006
OVERVIEW
Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets and sell electricity at market-based prices in the southeastern wholesale market. Southern Power continues to focus on executing its regional strategy in 2007 in the Southeast, one of the fastest growing regions of the country, including potential acquisition and/or expansion opportunities. Southern Power continues to face challenges at the federal regulatory level relative to market power and affiliate transactions. See FUTURE EARNINGS POTENTIAL – “FERC Matters” herein for additional detail.
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
RESULTS OF OPERATIONS
Net Income

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$12.1	61.0

Southern Power’s net income for the first quarter 2007 was $32.0 million compared to $19.9 million for the corresponding period of 2006. This increase was primarily the result of increased energy sales from existing resources due to more favorable weather than the corresponding period in 2006. Also contributing to the increase in income were additional sales from the acquisitions of Plant DeSoto in June 2006 and Plant Rowan in September 2006.
Wholesale Revenues – Affiliates and Wholesale Revenues – Non-Affiliates

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$51.6	37.1

Wholesale revenues for the first quarter 2007 were $190.6 million compared to $139.0 million for the corresponding period of 2006. Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC. In the first quarter 2007, wholesale revenues to non-affiliates and affiliates increased when compared to the corresponding period in 2006. Wholesale revenues to non-affiliates increased $29.4 million during the period, primarily due to short-term market energy sales and sales from Plants DeSoto and Rowan. Wholesale revenues to affiliates increased $22.2 million during the

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
period, primarily due to increased demand under existing PPAs with affiliates due to favorable weather within the Southern Company service territory. These increases were partially offset by lower energy revenues due to a decrease in natural gas prices.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Plant Acquisitions” and “Power Sales Agreements” herein for additional information.
Fuel and Purchased Power Expenses

First Quarter 2007 vs. First Quarter 2006
	(change in millions)	% change
Fuel	$13.1	91.9
Purchased power-non-affiliates	(2.9)	(21.1)
Purchased power-affiliates	11.9	61.2

Total fuel and purchased power expenses	$22.1

In the first quarter 2007, fuel and purchased power expenses were $69.7 million compared to $47.6 million for the corresponding period in 2006. This increase was primarily due to increased generation and purchases in order to meet the higher energy sales, partially offset by a decrease in the average cost of fuel and purchased power.
Other Operations Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$3.4	19.3

In the first quarter 2007, other operations expense was $20.9 million compared to $17.5 million for the corresponding period in 2006. This increase was primarily due to approximately $1.1 million of additional administrative and general expense, $1.5 million of operations expense primarily related to the newly acquired Plants DeSoto and Rowan, and $0.8 million increase in transmission expenses related to a PPA which provides for recovery of substantially all direct transmission costs; therefore, these transmission expenses do not have a significant impact on net income.
Maintenance Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(0.6)	(10.0)

In the first quarter 2007, maintenance expense was $5.3 million compared to $5.9 million for the corresponding period in 2006. This decrease was primarily due to the timing of plant maintenance activities.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$3.7	25.1

In the first quarter 2007, depreciation and amortization expense was $18.4 million compared to $14.7 million for the corresponding period in 2006. This increase was primarily a result of additional plant in service relating to Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively. These new plants contributed $2.9 million to the first quarter increase. Higher depreciation rates also contributed approximately $0.8 million to the first quarter 2007 expense due to the change in rates adopted in March 2006. See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$(2.5)	(103.4)

In the first quarter 2007, other income (expense), net was $(0.1) million compared to $2.4 million for the corresponding period in 2006. This decrease was primarily due to unrealized mark-to-market gains on derivative positions recognized in the first quarter of 2006.
Income Tax Expense

First Quarter 2007 vs. First Quarter 2006
(change in millions)	% change
$8.9	70.8

In the first quarter 2007, income tax expense was $21.5 million compared to $12.6 million for the corresponding period in 2006. This increase was primarily due to higher earnings before taxes. Other factors include a higher state tax rate due to changes in state tax apportionment rules and new activity in the state of North Carolina related to the newly acquired Plant Rowan.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, including regulatory matters, especially those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC Matters
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to be approximately $9 million pre-tax per year. However, the ultimate outcome of this matter cannot now be determined.
Integrated Gasification Combined Cycle (IGCC) Project
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Integrated Gasification Combined Cycle (IGCC)” of Southern Power in Item 7 of the Form 10-K for information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. Since the definitive agreements relating to the development of the project were executed in December 2005, the estimated costs of the gasifier portion have increased due primarily to increases in commodity costs and increased market demand for labor. Southern Power had the option under the original agreements to end its participation in the gasifier portion of the project at the end of the project definition phase, which has been completed. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the project. This approval is contingent on the approval of a request for additional funding from the DOE of $58.75 million and OUC’s approval of amended agreements to share the remaining cost increases between Southern Power and OUC. Southern Power and OUC will share 65% and 35% of the estimated cost increase, respectively, under the proposed amended agreements. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. The ultimate outcome of this matter cannot now be determined.
Power Sales Agreements
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information on long-term PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that the counterparty does not meet certain rating or financial requirements. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 4, 2007, Southern Power entered into two purchased power agreements with Georgia Power. Under the first agreement, Southern Power will provide Georgia Power with a total of 561 megawatts of capacity annually from Plant Wansley Unit 6 for the period from June 2010 through May 2017. Under the second agreement, Southern Power will provide Georgia Power with a total of 292 megawatts of capacity annually from Plant Dahlberg Units 2, 6, 8, and 10 for the period June 2010 through May 2025. The contracts provide for fixed capacity payments and variable energy payments based on actual energy delivered. These contracts are contingent upon approval from the Georgia PSC and the FERC. The final outcome of this matter cannot now be determined.
Other Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, or other environmental and health concerns could also affect earnings. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements such as opacity and other air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from any such proceedings would have a material adverse effect on Southern Power’s financial statements.
See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Asset Impairments, and Acquisition Accounting.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Accounting Standards
Income Taxes
On January 1, 2007, Southern Power adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. The provisions of FIN 48 were applied to all tax positions beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on Southern Power’s financial statements.
Fair Value Measurement
The FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements” in September 2006. This standard provides guidance on how to measure fair value where it is permitted or required under other accounting pronouncements. SFAS No. 157 also requires additional disclosures about fair value measurements. Southern Power plans to adopt SFAS No. 157 on January 1, 2008 and is currently assessing the impact of this standard.
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at March 31, 2007. Net cash provided from operating activities increased $43.3 million in the first quarter of 2007 compared to the same period in 2006. The increase in 2007 is primarily attributable to higher net income, as previously discussed, and a reduction in the outflow of cash for working capital due to a reduction in gas prices. Property additions in the first quarter of 2007 were $45.9 million primarily for ongoing construction activity at Plants Franklin and Oleander. The majority of funds for these additions were provided by cash from operations and the proceeds from the issuance of commercial paper. Southern Power paid dividends to Southern Company of $22.4 million in the first quarter of 2007.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements. The total estimated cost of the gasifier portion of the IGCC project for Southern Power has increased to $212 million. As a result of the increases in commodity costs and an increase in market demand for labor, the capital program of Southern Power is projected to be $257.8 million for 2007, $537.1 million for 2008, and $865.0 million for 2009.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
These projections include Southern Power’s share of the gasifier portion of the IGCC project cost increase. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Integrated Gasification Combined Cycle (IGCC) Project” herein for additional information.
Sources of Capital
Southern Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Southern Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Southern Power had at March 31, 2007 approximately $33.7 million of cash and cash equivalents and a $400 million unused committed credit facility with banks that expires in 2011. Southern Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. At March 31, 2007, Southern Power had approximately $145.1 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At March 31, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $220 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $366 million. In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Power Company LLC that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the PPA. Subsequent to March 31, 2007, Southern Power entered into certain contracts for the sale of electric capacity and energy. These contracts also contain provisions that could require collateral, but not accelerated payment, in the event of a change in credit rating. Under these contracts, the maximum potential collateral requirement at a rating of BBB- is $32 million. The maximum potential collateral requirement at a rating below BBB- is $64 million. Further, Southern Power, along with the other members of the Power Pool, is also party to certain derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At March 31, 2007, Southern Power’s total exposure to these types of agreements was not material.

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
Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the counterparties, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity.
The fair value of changes in derivative energy contracts at March 31, 2007 was as follows:

First Quarter
2007
Changes
Fair Value
(in thousands)
Contracts beginning of period	$1,850
Contracts realized or settled	(1,378)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes (a)	(504)

Contracts at March 31, 2007	$(32)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of March 31, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(267)	$(267)	$—
External sources	235	235	—
Models and other methods	—	—	—

Contracts at March 31, 2007	$(32)	$(32)	$—

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$84
Accumulated other comprehensive loss	(116)

Total fair value	$(32)

For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the three months ended March 31, 2007.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes
Southern Company	A, B, C, E, F, G, H, I

Alabama Power	A, B, F, G, I

Georgia Power	A, B, F, G, H, I

Gulf Power	A, B, F, G, I

Mississippi Power	A, B, D, F, G, I

Southern Power	A, B, F, I

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2006 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the latest Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of Southern Company, the traditional operating companies, and Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW LITIGATION

See Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Alabama Power and Georgia Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their respective coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 11, 2007, Alabama Power filed a motion to lift the stay and to reset the briefing schedule. The plaintiffs have opposed the motion and have moved to vacate the district court’s decision and remand for further proceedings consistent with the Duke Energy decision. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.

PLANT WANSLEY ENVIRONMENTAL LITIGATION

See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL – “Environmental Matters – Plant Wansley Environmental Litigation” of Southern Company and Georgia Power in Item 7 and Note 3 to the financial statements of Southern Company and Georgia Power under “Environmental Matters - Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On March 30, 2007, the parties filed a joint motion seeking entry of a proposed consent decree resolving all remaining issues in the case. If the consent decree is approved as proposed, the resolution of this case will not have a material impact on the financial statements of Georgia Power or Southern Company.
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
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. The ultimate outcome of this matter cannot be determined at this time.
MC Asset Recovery Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
FERC MATTERS
Intercompany Interchange Contract
See Note 3 to the financial statements of Southern Company, the traditional operating companies and Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. The implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to be approximately $9 million pre-tax per year. However, the ultimate outcome of this matter cannot now be determined.
INCOME TAX MATTERS
Leveraged Lease Transactions
See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 - 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 - 2001 tax years. The estimated amount of disputed tax and interest for tax years 2002 and 2003 is approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2006, Southern Company has claimed $284 million in tax benefits related to these SILO transactions challenged by the IRS.
Effective January 1, 2007, Southern Company adopted both FASB Interpretation No. 48 (FIN 48), “Accounting for the Uncertainty in Income Taxes” and FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. FSP 13-2 amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FIN 48 and any changes resulting from FIN 48 must be reflected as a change in an important lease assumption as of the date of adoption. In

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
adopting these standards, Southern Company concluded that a portion of the SILO tax benefits were uncertain tax positions, as defined in FIN 48. Accordingly, Southern Company also concluded that there was a change in the projected income tax cash flows and, as required by FSP 13-2, recalculated the rate of return and allocation of income under the LILO and SILO transactions.
The cumulative effect of the initial adoption of FIN 48 and FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in beginning retained earnings. With respect to Southern Company’s SILO transactions, the adoption of FSP 13-2 reduced beginning retained earnings by $108 million and the adoption of FIN 48 reduced beginning retained earnings by an additional $15 million. The adoption of FSP 13-2 also resulted in a reduction to net income in the first quarter 2007 of approximately $4 million. The adjustments to retained earnings are non-cash charges and those related to FSP 13-2 will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. The ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation, but could be significant, and potentially material. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through administrative appeals or litigation; however, the ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $2.8 million have been recorded in the first three months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices.
PROPERTY TAX DISPUTE
See Note 3 to the financial statements of Georgia Power and Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia (Monroe County). The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe Board had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. On April 16, 2007, the Monroe Board filed an appeal to the Georgia Supreme Court. Georgia Power and Gulf Power intend to oppose that action. The suit could impact all co-owners. If Georgia Power and Gulf Power are successful, the litigation will be concluded. Otherwise, Georgia Power and Gulf Power could be subject to total taxes through March 31, 2007 of up to $20.0 million and $4.4 million, respectively, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(C)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segment is the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $110 million and $87 million for the three months ended March 31, 2007 and March 31, 2006, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2007:
Operating revenues	$3,294	$192	$(140)	$3,346	$101	$(38)	$3,409
Segment net income (loss)	284	32	—	316	24	(1)	339
Total assets at March 31, 2007	$39,107	$2,722	$(73)	$41,756	$1,993	$(644)	$43,105

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2006:
Operating revenues	$2,964	$140	$(107)	$2,997	$104	$(38)	$3,063
Segment net income (loss)	239	20	—	259	1	2	262
Total assets at December 31, 2006	$38,825	$2,691	$(110)	$41,406	$1,933	$(481)	$42,858

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2007	$2,744	$481	$121	$3,346
Three Months Ended March 31, 2006	2,471	415	111	2,997

(D)	MISSISSIPPI POWER RETAIL REGULATORY MATTERS

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. In February 2007, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2007. Mississippi Power requested an 86 cent per 1,000 KWH increase for retail customers. This increase represents approximately $7.5 million in annual revenues for Mississippi Power. On April 13, 2007, the Mississippi PSC approved Mississippi Power’s ECO Plan as filed. The new rates are effective in May 2007.

In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007 and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of March 31, 2007, Mississippi Power had incurred and deferred approximately $2.1 million of such costs, which are included in Other Regulatory Assets on the Condensed Balance Sheets herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(E)	COMMON STOCK

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

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

As reported shares	750,259	742,195
Effect of options	5,093	4,844

Diluted shares	755,352	747,039

(F)	FINANCIAL INSTRUMENTS

See Note 6 to the financial statements of Southern Company, the traditional operating companies, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At March 31, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/ liabilities, net	$11.0	$(0.3)	$3.8	$0.9	$6.6	$—
Accumulated other comprehensive income (loss)	(0.2)	(0.1)	—	—	—	(0.1)
Net income (loss)	0.1	—	—	—	—	0.1

Total fair value	$10.9	$(0.4)	$3.8	$0.9	$6.6	$—

For the three months ended March 31, 2007, the unrealized gain/loss recognized in income for derivative energy contracts that are not hedges was immaterial for all registrants. For the three months ended March 31, 2006, the unrealized gain recognized in income was $2.2 million for Southern Power and was immaterial for the other registrants.
The amounts reclassified from other comprehensive income to fuel expense for the three-month period ending March 31, 2007 and 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months ended March 31, 2007 and 2006. The amounts expected to be reclassified from other comprehensive income to revenue for the next twelve-month period to March 31, 2008 is also immaterial for each registrant.
During 2006 and January 2007, Southern Company entered into derivative transactions to reduce its exposure to a potential phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At March 31, 2007, the fair value of all derivative transactions related to synthetic fuel production was a $26.5 million net asset. For the three months ended March 31, 2007, the fair value gain recognized in income to mark the transactions to market was $6.4 million. In April 2007, Southern Company entered into further derivative transactions to offset remaining exposure to a potential phase out of tax credits in 2007. Southern Company received a net premium of $4.4 million under these transactions.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
     At March 31, 2007, Southern Company had $2.0 billion notional amount of interest rate derivatives outstanding with net fair value losses of $0.5 million as follows:
     Cash Flow Hedges

			Weighted		Fair Value
		Variable	Average	Hedge	Gain (Loss)
	Notional	Rate	Fixed Rate	Maturity	March 31, 2007
	Amount	Received	Paid	Date	(in millions)

Alabama Power*	$100 million	3-month LIBOR	6.15%	November 2017	$(1.6)
Alabama Power*	$100 million	3-month LIBOR	6.15%	December 2017	(1.7)
Georgia Power*	$300 million	3-month LIBOR	5.75%	July 2037	1.1
Georgia Power**	$400 million	Floating	3.85%	December 2007	—
Georgia Power	$150 million	3-month LIBOR	5.25%	June 2017	(0.9)
Georgia Power	$100 million	3-month LIBOR	5.10%	December 2017	0.7
Georgia Power	$225 million	3-month LIBOR	5.26%	March 2018	(1.1)
Georgia Power	$100 million	3-month LIBOR	5.12%	June 2018	0.7
Georgia Power	$300 million	1-month LIBOR	2.68%	June 2007	0.7
Georgia Power	$14 million	BMA Index	2.50%	December 2007	0.1
Gulf Power	$85 million	3-month LIBOR	5.07%	July 2017	0.7
Gulf Power	$80 million	3-month LIBOR	5.10%	July 2018	0.8

*	Interest rate collar showing rate cap

**	Interest rate collar with variable rate based on one-month LIBOR (showing rate cap)
The amounts reclassified from other comprehensive income to interest expense for the three-month period ending March 31, 2007 and 2006 was a loss of $3.5 million and $0.6 million, respectively, for Southern Company. No material ineffectiveness has been recorded in net income for any of the periods reported.
For the next twelve-month period ending March 31, 2008, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(17.5)
Alabama Power	(0.9)
Georgia Power	(2.2)
Gulf Power	(0.8)
Southern Power	(13.6)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(G)	RETIREMENT BENEFITS

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ended March 31, 2007 and 2006 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended March 31, 2007
Service cost	$37	$9	$13	$2	$2
Interest cost	81	21	31	4	4
Expected return on plan assets	(120)	(37)	(49)	(6)	(5)
Recognized net (gain)/loss	10	3	4	—	—
Net amortization	2	—	1	—	—

Net cost (income)	$10	$(4)	$—	$—	$1

Three Months Ended March 31, 2006
Service cost	$38	$9	$13	$2	$2
Interest cost	75	19	30	3	3
Expected return on plan assets	(114)	(35)	(46)	(5)	(4)
Recognized net (gain)/loss	4	1	1	—	—
Net amortization	7	2	2	—	—

Net cost (income)	$10	$(4)	$—	$—	$1

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended March 31, 2007
Service cost	$7	$2	$3	$—	$—
Interest cost	27	7	12	1	1
Expected return on plan assets	(13)	(5)	(7)	—	—
Net amortization	10	3	5	—	1

Net cost (income)	$31	$7	$13	$1	$2

Three Months Ended March 31, 2006
Service cost	$7	$2	$3	$—	$—
Interest cost	25	6	11	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—
Net amortization	11	3	5	—	—
— -
Net cost (income)	$31	$7	$13	$1	$1

(H)	EFFECTIVE TAX RATES

See Note 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K for information on each company’s effective income tax rate. Southern Company has recorded synthetic fuel tax credits as of the three months ended March 31, 2007 that are $23.1 million less than the synthetic fuel tax credits recorded for the same period in 2006, which resulted in an increase in income tax expense. The increase in income tax expense was partially offset by a $17.3 million reduction to tax credit reserves in the first quarter of 2007 compared to the first quarter 2006. See Note (B) herein for additional information regarding the production of synthetic fuel tax credits in 2007. The impact of the reduction in synthetic fuel tax credits and these reserves is an increase in Southern Company’s effective tax rate for the three months ended March 31, 2007 as compared to the same period in 2006.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Georgia Power recorded certain state income tax credits that resulted in a lower effective income tax rate for the first quarter ended March 31, 2007 when compared to the same period in 2006. In September 2006, Georgia Power filed its 2005 income tax returns, which included certain other state income tax credits. Georgia Power has also filed similar claims for the years 2001 through 2004. The Georgia Department of Revenue is currently reviewing these claims. If approved as filed, such claims could have a significant, and possibly material, effect on Georgia Power’s net income. The ultimate outcome of this matter cannot now be determined.

(I)	ADOPTION OF FIN 48

On January 1, 2007, Southern Company, the traditional operating companies, and Southern Power adopted FIN 48, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Prior to adoption of FIN 48, Southern Company had unrecognized tax benefits of approximately $65 million, which included approximately $62 million for Georgia Power. As of adoption, an additional $146 million of unrecognized tax benefits were recorded, which resulted in a total balance of $211 million. The $146 million is associated with a tax timing difference which was recorded by reclassifying a deferred tax liability to an unrecognized tax benefit. Of the total $211 million unrecognized tax benefits, $65 million would impact Southern Company’s effective tax rate if recognized, which includes $62 million for Georgia Power. For the first three months of 2007, the total amount of unrecognized tax benefits increased by $7 million, resulting in a balance of $218 million as of March 31, 2007.

Southern Company classifies interest on tax uncertainties as interest expense. The net amount of interest accrued as of adoption was $24 million. The impact of adopting FIN 48 on Southern Company’s financial statements was a reduction to beginning 2007 retained earnings of approximately $15 million. The other registrants’ retained earnings balances were not impacted by the adoption of FIN 48. Net interest accrued for the three months ended March 31, 2007 was $0.2 million.

Southern Company files a consolidated federal income tax return. The IRS has audited and closed all tax returns prior to 2004. Southern Company also files income tax returns in various states. The audits for these returns have either been concluded, or the statute of limitations has expired, for years prior to 2002.

Southern Company does not anticipate that the total unrecognized tax benefits will significantly change due to settlement of audits or litigation, or the expiration of statute of limitations prior to March 31, 2008. See Note (B) herein for additional information regarding the implementation of FIN 48.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.
Item 1A. Risk Factors.
See RISK FACTORS in Item 1A of the Form 10-K for a discussion of the risk factors of Southern Company and the subsidiary registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K.

Item 6. Exhibits.
(4) Instruments Describing Rights of Security Holders, Including Indentures
Southern Company

(a)1	Second Supplemental Indenture to the Senior Note Indenture dated as of March 28, 2007, providing for the issuance of the Series 2007B Senior Notes. (Designated in Form 8-K dated March 20, 2007, File No. 1-3526, as Exhibit 4.2.)

Alabama Power

(b)1	Thirty-Eighth Supplemental Indenture to Senior Note Indenture dated as of April 18, 2007, providing for the issuance of the Series 2007B Senior Notes. (Designated in Form 8-K dated April 4, 2007, File No. 1-3164, as Exhibit 4.2.)

Georgia Power

(c)1	Twenty-Eighth Supplemental Indenture to Senior Note Indenture dated as of March 13, 2007, providing for the issuance of the Series 2007A Senior Notes. (Designated in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, SCS and David M. Ratcliffe. *

(a)2	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, SCS and Thomas A. Fanning. *

(a)3	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, Georgia Power and Michael D. Garrett. *

(a)4	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, SCS and William Paul Bowers. *

(a)5	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, Alabama Power and Charles D. McCrary. *

(a)6	The Southern Company Supplemental Benefit Plan, Amended and Restated Effective as of January 1, 2005. (Designated in Form 8-K dated March 30, 2007, File No. 1-3526, as Exhibit 10.1.)

(a)7	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005. (Designated in Form 8-K dated March 30, 2007, File No. 1-3526, as Exhibit 10.2)

(a)8	Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective February 28, 2007.

Item 6. Exhibits. (continued)

Alabama Power

(b)1	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, Alabama Power and Charles D. McCrary. See Exhibit 10(a)5 herein. *

(b)2	The Southern Company Supplemental Benefit Plan, Amended and Restated Effective as of January 1, 2005. Exhibit 10(a)6 herein.

(b)3	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005. See Exhibit 10(a)7 herein.

(b)4	Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective February 28, 2007. See Exhibit 10(a)8 herein.

(b)5	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power and SCS.

Georgia Power

(c)1	Amended and Restated Change in Control Agreement dated November 16, 2006 between Southern Company, Georgia Power and Michael D. Garrett. See Exhibit 10(a)3 herein. *

(c)2	The Southern Company Supplemental Benefit Plan, Amended and Restated Effective as of January 1, 2005. Exhibit 10(a)6 herein.

(c)3	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005. See Exhibit 10(a)7 herein.

(c)4	Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective February 28, 2007. See Exhibit 10(a)8 herein.

(c)5	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power and SCS. See Exhibit 10(b)5 herein.

Gulf Power

(d)1	The Southern Company Supplemental Benefit Plan, Amended and Restated Effective as of January 1, 2005. Exhibit 10(a)6 herein.

(d)2	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005. See Exhibit 10(a)7 herein.

(d)3	Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective February 28, 2007. See Exhibit 10(a)8 herein.

(d)4	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power and SCS. See Exhibit 10(b)5 herein.

Item 6. Exhibits. (continued)

Mississippi Power

(e)1		The Southern Company Supplemental Benefit Plan, Amended and Restated Effective as of January 1, 2005. Exhibit 10(a)6 herein.

(e)2		The Southern Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005. See Exhibit 10(a)7 herein.

(e)3		Amended and Restated Southern Company Change in Control Benefits Protection Plan, effective February 28, 2007. See Exhibit 10(a)8 herein.

(e)4		Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power and SCS. See Exhibit 10(b)5 herein.

Southern Power

(f)1		Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power and SCS. See Exhibit 10(b)5 herein.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Item 6. Exhibits. (continued)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Reflects the correction of an error in the agreement as originally filed.

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
Date: May 7, 2007

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
Date: May 7, 2007

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
Date: May 7, 2007

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
Date: May 7, 2007

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
Date: May 7, 2007

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
Date: May 7, 2007