Form 10-Q
period 2007-06-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2007-08-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2007
The Southern Company	Par Value $5 Per Share	756,427,551
Alabama Power Company	Par Value $40 Per Share	15,750,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2006 and, with respect to Gulf Power, Amendment No. 1 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equalization rate mechanism
Savannah Electric	Savannah Electric and Power Company (merged into Georgia Power on July 1, 2006)
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, access to sources of capital, projections for postretirement benefit trust contributions, synthetic fuel investments, financing activities, completion or termination of construction projects, impacts of adoption of new accounting rules, PPA revenues, costs of implementing the IIC settlement with the FERC, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of emissions of sulfur, nitrogen, mercury, carbon, soot, or particulate matter and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy and population, and business growth (and declines);
•	available sources and costs of fuels;
•	ability to control costs;
•	investment performance of Southern Company’s employee benefit plans;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	fluctuations in the level of oil prices;
•	the level of production by the synthetic fuel operations at Carbontronics Synfuels Investors LP and Alabama Fuel Products, LLC for the remainder of fiscal year 2007;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;
•	the ability to obtain new short- and long-term contracts with neighboring utilities;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, pandemic health events such as an avian influenza, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;
•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$3,105,056	$2,970,387	$5,848,867	$5,441,800
Wholesale revenues	486,877	439,902	967,576	854,771
Other electric revenues	129,583	116,095	250,877	227,085
Other revenues	50,412	65,119	113,277	131,107

Total operating revenues	3,771,928	3,591,503	7,180,597	6,654,763

Operating Expenses:
Fuel	1,457,506	1,307,650	2,774,025	2,356,195
Purchased power	100,136	138,843	164,209	243,254
Other operations	586,377	587,921	1,151,749	1,150,373
Maintenance	289,039	273,292	571,034	556,922
Depreciation and amortization	310,286	297,532	616,630	596,458
Taxes other than income taxes	184,527	179,200	367,566	354,203

Total operating expenses	2,927,871	2,784,438	5,645,213	5,257,405

Operating Income	844,057	807,065	1,535,384	1,397,358
Other Income and (Expense):
Allowance for equity funds used during construction	23,597	10,398	43,771	21,925
Interest income	9,660	6,237	20,215	12,909
Equity in losses of unconsolidated subsidiaries	(13,567)	(12,277)	(20,302)	(44,852)
Leveraged lease income	9,707	17,599	19,569	35,702
Impairment loss on equity method investments	—	(15,274)	—	(15,274)
Interest expense, net of amounts capitalized	(200,231)	(180,695)	(394,255)	(357,070)
Interest expense to affiliate trusts	(22,344)	(30,640)	(46,171)	(61,269)
Preferred and preference dividends of subsidiaries	(10,130)	(8,006)	(20,258)	(17,021)
Other income (expense), net	(6,015)	11,598	(8,946)	3,168

Total other income and (expense)	(209,323)	(201,060)	(406,377)	(421,782)

Earnings Before Income Taxes	634,734	606,005	1,129,007	975,576
Income taxes	205,581	220,782	361,165	328,746

Consolidated Net Income	$429,153	$385,223	$767,842	$646,830

Common Stock Data:
Earnings per share—
Basic	$0.57	$0.52	$1.02	$0.87
Diluted	$0.56	$0.52	$1.01	$0.87
Average number of basic shares of common stock outstanding (in thousands)	755,137	742,515	752,698	742,355
Average number of diluted shares of common stock outstanding (in thousands)	759,846	746,387	757,596	746,725
Cash dividends paid per share of common stock	$0.4025	$0.3875	$0.7900	$0.7600
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Consolidated net income	$767,842	$646,830
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	732,511	696,048
Deferred income taxes and investment tax credits	85,007	262,870
Allowance for equity funds used during construction	(43,771)	(21,925)
Equity in losses of unconsolidated subsidiaries	20,302	44,852
Leveraged lease income	(19,569)	(35,702)
Pension, postretirement, and other employee benefits	21,510	23,672
Stock option expense	23,454	22,186
Hedge settlements	7,866	18,502
Hurricane Katrina grant proceeds-property reserve	60,000	—
Other, net	(14,026)	(19,444)
Changes in certain current assets and liabilities —
Receivables	(122,018)	(140,438)
Fossil fuel stock	(113,570)	(120,420)
Materials and supplies	(36,002)	(42,493)
Other current assets	(69,985)	(21,734)
Hurricane Katrina grant proceeds	14,345	—
Accounts payable	(31,681)	(285,434)
Accrued taxes	(82,875)	(27,938)
Accrued compensation	(251,073)	(263,409)
Other current liabilities	26,103	7,605

Net cash provided from operating activities	974,370	743,628

Investing Activities:
Property additions	(1,568,357)	(1,167,696)
Investment in restricted cash from pollution control bonds	(96,049)	—
Nuclear decommissioning trust fund purchases	(322,509)	(384,850)
Nuclear decommissioning trust fund sales	315,629	377,970
Proceeds from property sales	28,602	151,760
Investment in unconsolidated subsidiaries	(25,185)	(52,999)
Cost of removal, net of salvage	(40,957)	(40,328)
Hurricane Katrina capital grant proceeds	10,869	—
Other	15,877	(44,691)

Net cash used for investing activities	(1,682,080)	(1,160,834)

Financing Activities:
Increase (decrease) in notes payable, net	(445,605)	594,563
Proceeds —
Long-term debt	2,531,500	960,125
Common stock	311,485	19,652
Redemptions —
Long-term debt	(594,387)	(423,408)
Long-term debt to affiliate trusts	(489,691)	(67,457)
Preferred stock	—	(14,569)
Common stock repurchased	—	(117)
Payment of common stock dividends	(593,991)	(564,146)
Other	(9,610)	(26,648)

Net cash provided from financing activities	709,701	477,995

Net Change in Cash and Cash Equivalents	1,991	60,789
Cash and Cash Equivalents at Beginning of Period	166,846	202,111

Cash and Cash Equivalents at End of Period	$168,837	$262,900

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $26,926 and $9,151 capitalized for 2007 and 2006, respectively)	$391,105	$423,312
Income taxes (net of refunds)	$266,273	$52,153
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$168,837	$166,846
Restricted cash	96,049	—
Receivables —
Customer accounts receivable	1,036,557	942,821
Unbilled revenues	379,304	283,275
Under recovered regulatory clause revenues	808,805	516,441
Other accounts and notes receivable	268,861	329,619
Accumulated provision for uncollectible accounts	(23,579)	(34,901)
Fossil fuel stock, at average cost	793,216	674,902
Materials and supplies, at average cost	675,093	648,127
Vacation pay	123,058	121,246
Prepaid expenses	227,078	127,908
Other	200,829	242,735

Total current assets	4,754,108	4,019,019

Property, Plant, and Equipment:
In service	46,192,679	45,484,895
Less accumulated depreciation	17,002,815	16,581,886

	29,189,864	28,903,009
Nuclear fuel, at amortized cost	325,097	317,429
Construction work in progress	2,507,133	1,871,538

Total property, plant, and equipment	32,022,094	31,091,976

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,122,298	1,057,534
Leveraged leases	965,540	1,138,730
Other	260,662	296,484

Total other property and investments	2,348,500	2,492,748

Deferred Charges and Other Assets:
Deferred charges related to income taxes	923,779	895,446
Prepaid pension costs	1,568,358	1,548,983
Unamortized debt issuance expense	172,378	171,758
Unamortized loss on reacquired debt	295,436	293,016
Deferred under recovered regulatory clause revenues	522,901	845,201
Other regulatory assets	933,226	935,804
Other	603,966	564,498

Total deferred charges and other assets	5,020,044	5,254,706

Total Assets	$44,144,746	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,303,192	$1,416,898
Notes payable	1,495,196	1,940,801
Accounts payable	1,059,866	1,081,256
Customer deposits	264,610	248,781
Accrued taxes —
Income taxes	114,271	110,009
Other	315,721	390,716
Accrued interest	201,795	183,918
Accrued vacation pay	152,855	151,113
Accrued compensation	195,240	443,610
Other	337,959	385,858

Total current liabilities	5,440,705	6,352,960

Long-term Debt	13,207,639	10,942,025

Long-term Debt Payable to Affiliated Trusts	865,982	1,561,358

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,825,941	5,989,063
Deferred credits related to income taxes	282,568	291,474
Accumulated deferred investment tax credits	491,245	503,217
Employee benefit obligations	1,616,061	1,566,591
Asset retirement obligations	1,166,455	1,136,982
Other cost of removal obligations	1,311,850	1,300,461
Other regulatory liabilities	865,278	793,869
Other	537,962	305,255

Total deferred credits and other liabilities	12,097,360	11,886,912

Total Liabilities	31,611,686	30,743,255

Preferred and Preference Stock of Subsidiaries	743,929	744,065

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — June 30, 2007: 756,796,440 Shares;
— December 31, 2006: 751,863,854 Shares
Treasury — June 30, 2007: 368,889 Shares;
— December 31, 2006: 5,593,691 Shares
Par value	3,783,982	3,759,319
Paid-in capital	1,247,334	1,096,387
Treasury, at cost	(9,951)	(192,309)
Retained earnings	6,799,009	6,765,219
Accumulated other comprehensive loss	(31,243)	(57,487)

Total Common Stockholders’ Equity	11,789,131	11,371,129

Total Liabilities and Stockholders’ Equity	$44,144,746	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Consolidated Net Income	$429,153	$385,223	$767,842	$646,830
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $14,996, $7,255, $13,429 and $14,385, respectively	23,839	11,519	21,371	22,911
Reclassification adjustment for amounts included in net income, net of tax of $1,420, $65, $2,679 and $306, respectively	2,197	(2)	4,401	288
Marketable securities:
Change in fair value, net of tax of $1,086, $2,798, $1,904 and $4,407, respectively	1,320	4,334	2,627	6,855
Reclassification adjustment for amounts included in net income, net of tax of $(361), $-, $(361) and $-, respectively	(573)	—	(573)	—
Pension and other post retirement benefit plans:
Additional prior sevice costs from amendment to non-qualified pension plans, net of tax of $(1,510), $-, $(1,510) and $-, respectively	(2,424)	—	(2,424)	—
Reclassification adjustment for amounts included in net income, net of tax of $280, $-, $527 and $-, respectively	404	—	842	—

Total other comprehensive income	24,763	15,851	26,244	30,054

COMPREHENSIVE INCOME	$453,916	$401,074	$794,086	$676,884

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies — Alabama Power, Georgia Power, Gulf Power, and Mississippi Power — and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS — The Southern Company System — “Traditional operating companies,” “Southern Power,” and “Other Business” in Item 1 of the Form 10-K. For information regarding the synthetic fuel investment, see Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Synthetic Fuel Tax Credits” herein.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$44.0	11.4	$121.0	18.7

Southern Company’s second quarter 2007 earnings were $429.2 million ($0.57 per share) compared to $385.2 million ($0.52 per share) for second quarter 2006.
Southern Company’s year-to-date 2007 earnings were $767.8 million ($1.02 per share) compared to $646.8 million ($0.87 per share) for year-to-date 2006.
The increases for the second quarter and year-to-date 2007 when compared to the same periods in 2006 resulted primarily from higher revenues due to customer growth in the Southern Company service area, favorable weather as compared to the same periods in 2006, higher tax credits from the synthetic fuel business, and a retail base rate increase at Alabama Power. Sustained economic strength in the Southern Company service area also contributed to the year-to-date 2007 increase in earnings. The second quarter and year-to-date 2007 increases were partially offset by higher maintenance expense, higher interest expense, higher depreciation and amortization, and a decrease in contributions by market-based rates to large commercial and industrial customers when compared to the same period in 2006.
Retail Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$134.7	4.5	$407.1	7.5

In the second quarter 2007, retail revenues were $3.1 billion compared to $3.0 billion for the same period in 2006.
Year-to-date 2007, retail revenues were $5.8 billion compared to $5.4 billion for the same period in 2006.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues follow:

	Second Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$2,970.4		$5,441.8
Estimated change in —
Rates and pricing	14.3	0.5	32.1	0.6
Sales growth	12.6	0.4	48.9	0.9
Weather	10.9	0.3	30.7	0.6
Fuel and other cost recovery	96.9	3.3	295.4	5.4

Retail — current year	$3,105.1	4.5%	$5,848.9	7.5%

Revenues associated with changes in rates and pricing increased for second quarter and year-to-date 2007 when compared to the same periods in 2006 primarily as a result of an increase in base rates at Alabama Power, partially offset by a decrease in contributions by market-based rates to large commercial and industrial customers.
Revenues attributable to changes in sales growth increased for second quarter and year-to-date 2007 when compared to the same periods in 2006 due to a 0.3% and 1.8% increase in retail KWH sales, respectively, resulting from continued customer growth. The number of retail customers increased by 1.6% as of June 2007 compared to June 2006. Sustained economic strength in the Southern Company service area also contributed to the year-to-date 2007 increase.
Revenues resulting from changes in weather increased because of favorable weather for second quarter and year-to-date 2007 compared to the same periods in 2006.
Fuel and other cost recovery revenues increased $96.9 million in the second quarter of 2007 and $295.4 million for year-to-date 2007 when compared to the same periods in 2006. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$47.0	10.7	$112.8	13.2

In the second quarter 2007, wholesale revenues were $486.9 million compared to $439.9 million in the same period in 2006. The increase was primarily a result of a rise in fuel revenues due to a 7.5% increase in the average unit cost of fuel per net KWH generated.
For year-to-date 2007, wholesale revenues were $967.6 million compared to $854.8 million for the same period in 2006. The increase was primarily a result of a rise in fuel revenues due to a 10.5% increase in the average unit cost of fuel per net KWH generated.
Short-term opportunity sales also contributed to the increases over the same periods in 2006 due to favorable weather compared to neighboring territories and a favorable price differential between market prices and Southern Company’s marginal cost. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Electric Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$13.5	11.6	$23.8	10.5

In the second quarter 2007, other electric revenues were $129.6 million compared to $116.1 million in the same period in 2006. The increase was primarily a result of an increase in transmission revenues of $5.6 million, an increase in revenues of $3.2 million resulting from increased sales of electricity to co-generation customers due to higher natural gas prices, and an increase in customer fees of $2.0 million.
For year-to-date 2007, other electric revenues were $250.9 million compared to $227.1 million in the same period in 2006. The increase was primarily a result of an increase in transmission revenues of $12.4 million, an increase in customer fees of $3.5 million, and an increase in outdoor lighting revenues of $3.4 million.
Transmission revenues are generally offset by related expenses and do not significantly affect net income.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$149.9	11.5	$417.8	17.7
Purchased power	(38.7)	(27.9)	(79.0)	(32.5)

Total fuel and purchased power expenses	$111.2		$338.8

Fuel and purchased power expenses for the second quarter 2007 were $1.6 billion compared to $1.4 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $98.3 million net increase in the average cost of fuel and purchased power as well as a $12.9 million net increase related to total KWH generated and purchased when compared to the same period in 2006. The net increase in the average cost of fuel and purchased power for the second quarter 2007 compared to the corresponding period in 2006 resulted from rising fossil fuel prices and a 4.5% increase in fossil fuel generation by Southern Company-owned facilities primarily due to a 58.0% decrease in hydro generation from lack of rainfall.
Fuel and purchased power expenses for year-to-date 2007 were $2.9 billion compared to $2.6 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $240.4 million net increase in the average cost of fuel and purchased power as well as a $98.4 million net increase related to total KWH generated and purchased when compared to the same period in 2006. The net increase in the average cost of fuel and purchased power for year-to-date 2007 compared to the corresponding period in 2006 resulted from rising fossil fuel prices and an 8.0% increase in fossil fuel generation by Southern Company-owned facilities primarily due to a 47.4% decrease in hydro generation from lack of rainfall.
Details of Southern Company’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.88	2.68	7.5	2.84	2.57	10.5
Purchased power	5.93	6.16	(3.7)	4.95	5.53	(10.5)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Increases in fuel expense at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL — “FERC and State PSC Matters — Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.
Maintenance Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$15.7	5.8	$14.1	2.5

In the second quarter 2007, maintenance expense was $289.0 million compared to $273.3 million in the same period in 2006.
For year-to-date 2007, maintenance expense was $571.0 million compared to $556.9 million in the same period in 2006.
The second quarter and year-to-date 2007 increases were primarily a result of timing differences related to maintenance performed on power generation facilities and increased costs associated with these maintenance activities.
Depreciation and Amortization

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$12.8	4.3	$20.1	3.4

In the second quarter 2007, depreciation and amortization was $310.3 million compared to $297.5 million in the same period in 2006.
For year-to-date 2007, depreciation and amortization was $616.6 million compared to $596.5 million in the same period in 2006.
The second quarter and year-to-date 2007 increases were a result of the acquisitions of Plants DeSoto and Rowan in June and September 2006, respectively, as well as additional investment in environmental projects, primarily at Alabama Power and Georgia Power.
Allowance for Equity Funds Used During Construction

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$13.2	126.9	$21.9	99.6

In the second quarter 2007, allowance for equity funds used during construction was $23.6 million compared to $10.4 million in the same period in 2006.
For year-to-date 2007, allowance for equity funds used during construction was $43.8 million compared to $21.9 million in the same period in 2006.
The second quarter and year-to-date 2007 increases were a result of additional investment in environmental projects as well as transmission and distribution projects, primarily at Alabama Power and Georgia Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Equity in Losses of Unconsolidated Subsidiaries

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$1.3	10.5	$(24.6)	(54.7)

The second quarter 2007 equity in losses of unconsolidated subsidiaries was $13.6 million compared to $12.3 million for the same period in 2006. Southern Company made investments in two synthetic fuel production facilities that generate operating losses. These investments also allow Southern Company to claim federal income tax credits that offset these operating losses and make the projects profitable. The increase in equity in losses of unconsolidated subsidiaries for the second quarter 2007 when compared with the same period in 2006 was primarily the result of higher operating expenses at one of the synthetic fuel entities due to idled production for a portion of the second quarter 2006. The increase was partially offset by the termination of Southern Company’s membership interest in the other synthetic fuel entity in 2006 which eliminated the funding obligation and Southern Company’s share of losses for the second quarter 2007. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Synthetic Fuel Tax Credits” herein for further information.
For year-to-date 2007, equity in losses of unconsolidated subsidiaries was $20.3 million compared to $44.9 million for the same period in 2006. The decrease in equity in losses of unconsolidated subsidiaries for year-to-date 2007 when compared with the same period in 2006 was primarily the result of terminating Southern Company’s membership interest in one of the synthetic fuel entities in 2006 which eliminated the funding obligation and Southern Company’s share of losses for year-to-date 2007, partially offset by higher operating expenses at the other synthetic fuel entity due to idled production for a portion of second quarter 2006.
Leveraged Lease Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(7.9)	(44.8)	$(16.1)	(45.2)

Leveraged lease income for the second quarter 2007 was $9.7 million compared to $17.6 million for the corresponding period in 2006.
Leveraged lease income for year-to-date 2007 was $19.6 million compared to $35.7 million for the corresponding period in 2006.
Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. The adoption of FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” resulted in decreases to leveraged lease pre-tax income of $6.6 million and $13.1 million for the second quarter and year-to-date 2007, respectively, when compared to the same periods in 2006. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Leveraged Lease Transactions” herein for further information.
Impairment Loss on Equity Method Investments

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(15.3)	(100.0)	$(15.3)	(100.0)

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impairment loss on equity method investments for the second quarter and year-to-date 2007 was $0.0 million compared to $15.3 million for the corresponding periods in 2006.
The second quarter and year-to-date 2007 decreases were a result of impairment losses of $15.3 million recognized during the second quarter 2006 related to Southern Company’s investments in two synthetic fuel production facilities. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Synthetic Fuel Tax Credits” herein for further information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$19.5	10.8	$37.2	10.4

Interest expense, net of amounts capitalized for the second quarter 2007 was $200.2 million compared to $180.7 million for the corresponding period in 2006. The increase was a result of a $27.0 million increase associated with $1.7 billion in additional debt outstanding at June 30, 2007 compared to June 30, 2006 and higher interest rates associated with the issuance of new long-term debt. Also contributing to the increase was $2.9 million related to an increase in average interest rates on variable rate debt. These increases were partially offset by $10.5 million associated with capitalized interest and allowance for debt funds used during construction. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
Interest expense, net of amounts capitalized for year-to-date 2007 was $394.3 million compared to $357.1 million for the corresponding period in 2006. The increase was a result of a $44.6 million increase associated with $1.7 billion in additional debt outstanding at June 30, 2007 compared to June 30, 2006 and higher interest rates associated with the issuance of new long-term debt. Also contributing to the increase was $10.3 million related to an increase associated in average interest rates on variable rate debt. These increases were partially offset by $17.8 million associated with capitalized interest and allowance for debt funds used during construction.
Interest Expense to Affiliate Trusts

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(8.3)	(27.1)	$(15.1)	(24.6)

Interest expense to affiliate trusts for the second quarter 2007 was $22.3 million compared to $30.6 million for the corresponding period in 2006.
Interest expense to affiliate trusts for year-to-date 2007 was $46.2 million compared to $61.3 million for the corresponding period in 2006.
The second quarter and year-to-date 2007 decreases were primarily a result of the redemption of long-term debt payable to affiliated trusts in December 2006.
Other Income (Expense), Net

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(17.6)	N/M	$(12.1)	N/M

N/M — Not meaningful

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, other income (expense), net was $(6.0) million compared to $11.6 million for the same period in 2006 primarily as a result of a $10.0 million increase in expense due to changes in the value of derivative transactions in the second quarter 2007 and the release of $6.3 million in certain obligations associated with the termination of Southern Company’s membership interest in a synthetic fuel entity in 2006.
For year-to-date 2007, other income (expense), net was $(8.9) million compared to $3.2 million for the same period in 2006 primarily as a result of the release of $6.3 million in certain obligations associated with the termination of Southern Company’s membership interest in a synthetic fuel entity in 2006, $6.2 million related to changes in the value of derivative transactions, and a $4.9 million decrease in miscellaneous income deductions. Partially offsetting the year-to-date 2007 decrease was Alabama Power’s recognition of $5.0 million associated with the consent decree entered in the NSR litigation in 2006. See Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “NEW SOURCE REVIEW LITIGATION” herein for further information.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(15.2)	(6.9)	$32.5	9.9

Income taxes for the second quarter 2007 were $205.6 million compared to $220.8 million for the corresponding period in 2006. The decrease was due primarily to the recognition of state income tax credits by Georgia Power as well as an increase in allowance for equity funds used during construction. See Note (H) to the Condensed Financial Statements under “EFFECTIVE TAX RATES” herein for further information. Also contributing to the decrease was a $16.7 million reduction to tax credit reserves for synthetic fuel tax credits in second quarter 2007 compared to the same period in 2006 and an $11.3 million increase in synthetic fuel tax credits in 2007 due to idled production at one of the synthetic fuel entities for a portion of second quarter 2006. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Synthetic Fuel Tax Credits” herein for further information. The decrease in income tax expense was partially offset by higher pre-tax earnings and a $13.3 million decrease in synthetic fuel tax credits as a result of terminating the membership interest in one of the synthetic fuel entities in 2006.
Income taxes for year-to-date 2007 were $361.2 million compared to $328.7 million for the corresponding period in 2006. The increase was due to higher pre-tax earnings and a $39.5 million decrease in synthetic fuel tax credits as a result of terminating the membership interest in one of the synthetic fuel entities in 2006. The increase in income tax expense was partially offset by an $11.3 million increase in synthetic fuel tax credits in 2007 due to idled production at the other synthetic fuel entity for a portion of second quarter 2006 and a $34.0 million reduction to synthetic tax credit reserves for year-to-date 2007 compared to the same period in 2006. The increase in income tax expense was also partially offset by the recognition of state income tax credits by Georgia Power during the second quarter 2007 as well as an increase in allowance for equity funds used during construction.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Another

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 26, 2007, the plaintiffs filed a motion to vacate and remand the U.S. District Court for the Northern District of Alabama’s decision in the Alabama Power case based on the Supreme Court’s decision in Duke Energy. On June 7, 2007, the Eleventh Circuit declined the plaintiffs’ request and instead issued a brief stay of appeal to allow the plaintiffs to file a motion for relief from judgment with the District Court in light of the Supreme Court’s decision in Duke Energy. On July 23, 2007, the plaintiffs filed such a motion. If the District Court grants the motion, the Eleventh Circuit will remand the case back to the District Court for further proceedings. If the motion is denied, the Eleventh Circuit will retain jurisdiction over the case and the appeal will move forward. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. On June 20, 2007, the EPA proposed additional revisions to the current eight-hour ozone standard which, if enacted, could result in designation of new nonattainment areas within Southern Company’s service territory. The EPA has requested comment and is expected to make a determination regarding finalization of a revised standard in 2008. The ultimate outcome of this matter cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Southern Company in Item

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter depends on the development and submittal of those state plans and the resolution of pending legal challenges and, therefore, cannot be determined at this time.
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of controls on the majority of Georgia Power’s coal-fired units. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” in Item 7 of the Form 10-K for a discussion of estimated compliance costs for 2007 through 2009. If compliance costs cannot be fully recovered in rates on a timely basis, Southern Company’s financial statements would be adversely impacted. See “FERC and State PSC Matters — Georgia Power Retail Base Rate Recovery” for information on Georgia Power’s request to increase retail rates effective January 1, 2008.
Plant Wansley Environmental Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On June 18, 2007, the U.S. District Court for the Northern District of Georgia approved a settlement between the parties resolving all remaining issues and dismissed the case. There was no material impact on Southern Company’s financial statements.
Florida Greenhouse Gas Executive Orders
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information regarding domestic efforts to reduce greenhouse gases. On July 13, 2007, the Governor of the State of Florida signed three executive orders addressing reduction of greenhouse gas emissions within the state, including statewide emission reduction targets beginning in 2017. Included in the orders is a directive to the Secretary of Environmental Protection to develop rules adopting maximum allowable emissions levels of greenhouse gases for electric utilities, consistent with the statewide emission reduction targets, and a request to the Florida PSC to initiate rulemaking requiring utilities to produce at least 20% of their electricity from renewable sources. The impact of these orders on Southern Company will depend on the development, adoption, and implementation of any rules governing greenhouse gas emissions, and the ultimate outcome cannot be determined at this time.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters — Market-Based Rate Authority” in Item 8 of the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have experienced higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.3 billion at June 30, 2007. Gulf Power and Mississippi Power were granted increased fuel billing factors effective January 1, 2007. Georgia Power was granted an increase effective March 2007. Alabama Power was ordered to increase its fuel billing factor effective July 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia Power Retail Base Rate Filing
On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406.7 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operation, maintenance, and other investment costs to meet the rising demand for electricity.
Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2007. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10.25% to 12.25%. Two-thirds of any earnings above the 12.25% return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2007. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $191 million, or 2.65%, and $45 million, or 0.61%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — PSC Matters — Georgia Power” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.
Mississippi Power Storm Damage Cost Recovery
See Note 3 to the financial statements of Southern Company under “PSC Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007 on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. Mississippi Power will receive the remaining bond proceeds as expenditures are incurred to construct a new storm operations center. See Note (D) to the Condensed Financial statements herein for additional information.
Mirant Matters
Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MC Asset Recovery Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters — MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Employee Savings Plan Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters — Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the pending settlement of a class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. On June 12, 2007, the U.S. District Court for the Northern District of Georgia issued a preliminary approval of the December 2006 settlement agreement and set a fairness hearing for August 2007. If approved, there will be no material impact on the financial statements of Southern Company. Pending final settlement approval, the ultimate outcome of this matter cannot now be determined.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Leveraged Lease Transactions” herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. Effective January 1, 2007, Southern Company adopted FSP 13-2, which amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” and any changes resulting from FIN 48 must be reflected as a change in important lease assumptions as of the date of adoption. The cumulative effect of initially adopting FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in retained earnings. With respect to Southern Company’s sale-in-lease-out (SILO) transactions, the adoption of FSP 13-2 reduced retained earnings by $108 million and the adoption of FIN 48 reduced beginning retained earnings by an additional $15 million. The adjustments to retained earnings are non-cash charges and will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. The ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation, but could be significant, and potentially material. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through administrative appeals and litigation; however, the ultimate outcome of these matters cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $7.3 million have been recorded in the first six months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices.
Construction Projects
Integrated Gasification Combined Cycle (IGCC) Project
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Construction Projects — Integrated Gasification Combined Cycle” of Southern Company in Item 7 of the Form 10-K for information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. Since the definitive agreements relating to the development of the project were executed in December 2005, the estimated costs of the gasifier portion have increased due primarily to increases in commodity costs and increased market demand for labor. Southern Power had the option under the original agreements to end its participation in the gasifier portion of the project at the end of the project definition phase, which has been completed. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the project. Southern Power and OUC will share 65% and 35% of the estimated cost increase, respectively, under the proposed amended agreements. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. On May 8, 2007, SCS, as agent for Southern Power, and the DOE entered into an amendment to the February 2006 cooperative agreement to increase the DOE’s funding for the gasifier portion of the project by $58.75 million.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Construction Projects — Nuclear” of Southern Company in Item 7 of the Form 10-K for information regarding a development agreement between Southern Nuclear and Duke Energy to evaluate the potential construction of a new two-unit nuclear plant at a jointly owned site in Cherokee County, South Carolina. In March 2007, the Southern Nuclear Board of Directors voted to withdraw from any further development of this project and a notice of withdrawal from the project was provided to Duke Energy. Adjustments to the carrying value of the related assets were recorded in the first quarter 2007 and were not material to the financial statements. During the second quarter 2007, Duke Energy chose to independently continue with the project and purchased Southern Company’s interest in the project with no material effect on Southern Company’s financial statements. This matter is now concluded.
Other Matters
Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.
See the Notes to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS — ACCOUNTING POLICIES - “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Unbilled Revenues.
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
Leveraged Leases
Effective January 1, 2007, Southern Company adopted FSP 13-2. The cumulative effect of initially adopting FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the LILO transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in retained earnings. With respect to Southern Company’s SILO transactions, the adoption of FSP 13-2 reduced retained earnings by $108 million. The adjustments to retained earnings are non-cash charges and will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. See FUTURE EARNINGS POTENTIAL — “Income Tax Matters — Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS — Leveraged Lease Transactions” herein for further details about the effect of FSP 13-2.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $974 million for the first six months of 2007, compared to $744 million for the corresponding period in 2006. The $230 million increase is primarily due to the increase in net income as previously discussed and a reduction in the outflow of cash for accounts payable, primarily related to gas purchases. Net cash used for investing activities totaled $1.7 billion primarily due to gross property additions to utility plant of $1.6 billion. Net cash provided from financing activities totaled $710 million for the first six months of 2007, compared to $478 million for the corresponding period in 2006. The increase was primarily the result of additional common stock and long-term debt issuances.
Significant balance sheet changes for the first six months of the year include a $1.5 billion increase in long-term debt, which was used primarily for the repayment of short-term debt, redemptions of long-term debt payable to affiliated trusts, construction expenditures, and general corporate purposes. Total property, plant, and equipment, net of depreciation, increased $930 million during the first six months of 2007 primarily from the purchase and installation of environmental equipment and transmission and distribution construction.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The market price of Southern Company’s common stock at June 30, 2007 was $34.29 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $15.59 per share, representing a market-to-book ratio of 220%, compared to $36.86, $15.24, and 242%, respectively, at the end of 2006. The dividend for the second quarter 2007 was $0.4025 per share compared to $0.3875 per share in the second quarter 2006.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $1.3 billion will be required by June 30, 2008 for redemptions and maturities of long-term debt.
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
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs. At June 30, 2007, Southern Company and its subsidiaries had approximately $168.8 million of cash and cash equivalents, $96.0 million of restricted cash related to the sale of pollution control bonds which may be used only for future project costs, and approximately $3.4 billion of unused credit arrangements with banks, of which $426 million expire in 2007 and $2.9 billion expire in 2008 and beyond. Approximately $79 million of the credit facilities expiring in 2007 and 2008 allow for the execution of term loans for an additional two-year period, and approximately $343 million contain provisions allowing one-year term loans. Subsequent to June 30, 2007, Southern Company and certain of its subsidiaries extended the final maturity of $2.4 billion of their facilities from 2011 to 2012 and Southern Company entered into a five-year $500 million credit facility that replaced a $250 million agreement. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At June 30, 2007, the Southern Company system had outstanding commercial paper of $1.2 billion, bank notes of $150 million, and extendible commercial notes of $107 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $281 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $909 million. Subsequent to June 30, 2007, Southern Power entered into a contract for electric capacity and energy. This contract also contains a provision that could require collateral, but not accelerated payment, in the event of a change in credit rating of Southern Power. Under this agreement, the additional potential collateral requirement at a rating below BBB- or Baa3 is $1.5 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Southern Company’s operating subsidiaries are also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Southern Company’s total exposure to these types of agreements was $34 million. Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of derivative energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in millions)
Contracts beginning of period	$11	$(82)
Contracts realized or settled	2	30
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(45)	20

Contracts at June 30, 2007	$(32)	$(32)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$(36)	$(47)	$11
External sources	4	4	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$(32)	$(43)	$11

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
At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory assets, net	$(36.2)
Accumulated other comprehensive income	2.2
Net income	1.8

Total fair value	$(32.2)

Unrealized pre-tax gains recognized in income for the three months and six months ended June 30, 2007 for derivative energy contracts that are not hedges were $1.7 million and $1.5 million, respectively.
To reduce Southern Company’s exposure to changes in the value of synthetic fuel tax credits, which are impacted by changes in oil prices, Southern Company has entered into derivative transactions indexed to oil prices. Because these transactions are not designated as hedges, the gains and losses are recognized in the statements of income as incurred. For the three months and six months ended June 30, 2007, the fair value losses recognized in income to mark the transactions to market were $6.5 million and $0.2 million, respectively.

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
Financing Activities
In the first six months of 2007, Southern Company and its subsidiaries issued $2.3 billion of senior notes, incurred obligations related to the issuance of $246.5 million of pollution control revenue bonds, and issued $312 million of common stock, including treasury stock, through employee, director, and other stock plans. The proceeds were primarily used to repay short-term indebtedness, to redeem higher cost securities, and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first six months of 2007. Southern Company and its subsidiaries also terminated interest rate derivatives related to these transactions at a gain of $7.9 million. These gains were deferred in other comprehensive income and will be amortized to income over a 10-year period. During the first six months of 2007, Southern Company and its subsidiaries redeemed or paid at maturity $1.1 billion in senior notes and other long-term debt.
Subsequent to June 30, 2007, Southern Company Capital Funding, Inc. redeemed $205.7 million of long-term debt payable to affiliated trusts. Also subsequent to June 30, 2007, Georgia Power issued $300 million in senior notes and terminated related interest rate derivatives at a gain of $5.7 million. The gain will be amortized over a 30-year period, reflecting the original hedge period. Proceeds from the issuance were used to repay a portion of its outstanding short-term indebtedness. In addition, Georgia Power borrowed $300 million under a short-term credit agreement that matures in September 2007, the proceeds of which were used to repay Georgia Power’s $300 million senior notes at maturity on July 15, 2007. In addition, Georgia Power repaid a $150 million bank loan on August 1, 2007.
During the first six months of 2007, Southern Company and its subsidiaries entered into additional derivative transactions designed to hedge interest rate risk of future debt issuances. See Note (F) to the Condensed Financial Statements herein for further details.
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

PART I
Item 3.     Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,093,970	$1,026,643	$2,049,743	$1,828,852
Wholesale revenues —
Non-affiliates	156,061	156,328	311,183	302,682
Affiliates	39,032	26,098	81,226	105,413
Other revenues	47,029	40,355	91,142	85,184

Total operating revenues	1,336,092	1,249,424	2,533,294	2,322,131

Operating Expenses:
Fuel	460,909	419,176	846,981	760,943
Purchased power —
Non-affiliates	18,070	32,618	22,708	54,704
Affiliates	76,493	89,073	149,207	145,738
Other operations	183,741	176,059	355,144	345,072
Maintenance	97,092	96,947	215,854	206,447
Depreciation and amortization	117,168	112,295	233,111	222,157
Taxes other than income taxes	71,531	65,286	144,249	130,943

Total operating expenses	1,025,004	991,454	1,967,254	1,866,004

Operating Income	311,088	257,970	566,040	456,127
Other Income and (Expense):
Allowance for equity funds used during construction	8,376	3,835	14,962	9,364
Interest income	3,613	3,868	8,007	8,042
Interest expense, net of amounts capitalized	(65,515)	(59,074)	(128,647)	(112,293)
Interest expense to affiliate trusts	(4,060)	(4,060)	(8,119)	(8,119)
Other income (expense), net	(3,966)	(728)	(6,890)	(9,733)

Total other income and (expense)	(61,552)	(56,159)	(120,687)	(112,739)

Earnings Before Income Taxes	249,536	201,811	445,353	343,388
Income taxes	94,182	77,634	166,884	130,997

Net Income	155,354	124,177	278,469	212,391
Dividends on Preferred and Preference Stock	8,182	6,072	16,363	12,144

Net Income After Dividends on Preferred and Preference Stock	$147,172	$118,105	$262,106	$200,247

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$147,172	$118,105	$262,106	$200,247
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,290, $910, $1,188 and $2,383, respectively	2,121	1,497	1,953	3,920
Reclassification adjustment for amounts included in net income, net of tax of $73, $(1,009), $132 and $(2,015), respectively	122	(1,660)	218	(3,314)

Total other comprehensive income	2,243	(163)	2,171	606

COMPREHENSIVE INCOME	$149,415	$117,942	$264,277	$200,853

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$278,469	$212,391
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	271,770	257,676
Deferred income taxes and investment tax credits, net	30,076	(6,511)
Allowance for equity funds used during construction	(14,962)	(9,364)
Pension, postretirement, and other employee benefits	(6,895)	(3,134)
Stock option expense	4,152	4,002
Tax benefit of stock options	968	184
Hedge settlements	—	18,006
Other, net	(3,407)	(21,463)
Changes in certain current assets and liabilities —
Receivables	(74,311)	33,917
Fossil fuel stock	(22,418)	(33,100)
Materials and supplies	(13,846)	(2)
Other current assets	(19,117)	(6,877)
Accounts payable	(72,137)	(156,487)
Accrued taxes	38,526	41,031
Accrued compensation	(46,154)	(53,489)
Other current liabilities	10,473	23,924

Net cash provided from operating activities	361,187	300,704

Investing Activities:
Property additions	(555,333)	(416,892)
Investment in restricted cash from pollution control bonds	(96,049)	—
Nuclear decommissioning trust fund purchases	(138,263)	(143,829)
Nuclear decommissioning trust fund sales	138,263	143,829
Cost of removal, net of salvage	(21,986)	(22,296)
Other	(192)	(14,547)

Net cash used for investing activities	(673,560)	(453,735)

Financing Activities:
Decrease in notes payable, net	(92,703)	(315,278)
Proceeds —
Common stock issued to parent	140,000	40,000
Senior notes	450,000	950,000
Pollution control bonds	246,500	—
Gross excess tax benefit of stock options	2,160	368
Redemptions —
Pollution control bonds	—	(2,950)
Senior notes	(168,500)	(196,500)
Payment of preferred and preference stock dividends	(14,698)	(12,140)
Payment of common stock dividends	(232,500)	(220,300)
Other	(11,843)	(21,866)

Net cash provided from financing activities	318,416	221,334

Net Change in Cash and Cash Equivalents	6,043	68,303
Cash and Cash Equivalents at Beginning of Period	15,539	22,472

Cash and Cash Equivalents at End of Period	$21,582	$90,775

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,590 and $3,988 capitalized for 2007 and 2006, respectively)	$115,898	$127,055
Income taxes (net of refunds)	$135,066	$122,089
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,582	$15,539
Restricted cash	96,049	—
Receivables —
Customer accounts receivable	347,665	323,202
Unbilled revenues	118,459	90,596
Under recovered regulatory clause revenues	267,412	32,451
Other accounts and notes receivable	37,115	49,708
Affiliated companies	41,787	70,836
Accumulated provision for uncollectible accounts	(8,227)	(7,091)
Fossil fuel stock, at average cost	180,281	153,120
Materials and supplies, at average cost	269,297	255,664
Vacation pay	46,528	46,465
Prepaid expenses	98,869	76,265
Other	27,961	66,663

Total current assets	1,544,778	1,173,418

Property, Plant, and Equipment:
In service	16,354,765	15,997,793
Less accumulated provision for depreciation	5,786,309	5,636,475

	10,568,456	10,361,318
Nuclear fuel, at amortized cost	153,919	137,300
Construction work in progress	674,714	562,119

Total property, plant, and equipment	11,397,089	11,060,737

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	49,727	47,486
Nuclear decommissioning trusts, at fair value	543,939	513,521
Other	36,142	35,980

Total other property and investments	629,808	596,987

Deferred Charges and Other Assets:
Deferred charges related to income taxes	375,959	354,225
Prepaid pension costs	740,336	722,287
Deferred under recovered regulatory clause revenues	127,651	301,048
Other regulatory assets	275,905	279,661
Other	172,407	166,927

Total deferred charges and other assets	1,692,258	1,824,148

Total Assets	$15,263,933	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$750,149	$668,646
Notes payable	26,966	119,670
Accounts payable —
Affiliated	178,765	162,951
Other	182,684	263,506
Customer deposits	64,580	62,978
Accrued taxes —
Income taxes	74,282	3,120
Other	71,680	29,696
Accrued interest	61,277	53,573
Accrued vacation pay	38,645	38,767
Accrued compensation	41,045	87,194
Other	66,616	79,907

Total current liabilities	1,556,689	1,570,008

Long-term Debt	4,285,077	3,838,906

Long-term Debt Payable to Affiliated Trusts	309,279	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,076,752	2,116,575
Deferred credits related to income taxes	97,056	98,941
Accumulated deferred investment tax credits	184,580	188,582
Employee benefit obligations	391,542	375,940
Asset retirement obligations	491,426	476,460
Other cost of removal obligations	607,793	600,278
Other regulatory liabilities	407,660	399,822
Other	32,698	35,805

Total deferred credits and other liabilities	4,289,507	4,292,403

Total Liabilities	10,440,552	10,010,596

Preferred and Preference Stock	612,271	612,407

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — 25,000,000 shares
Outstanding — June 30, 2007: 15,750,000 shares
— December 31, 2006: 12,250,000 shares	630,000	490,000
Paid-in capital	2,036,009	2,028,963
Retained earnings	1,545,851	1,516,245
Accumulated other comprehensive loss	(750)	(2,921)

Total common stockholder’s equity	4,211,110	4,032,287

Total Liabilities and Stockholder’s Equity	$15,263,933	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$29.1	24.6	$61.9	30.9

Alabama Power’s net income after dividends on preferred and preference stock for the second quarter 2007 was $147.2 million compared to $118.1 million for the corresponding period of 2006. Net income after dividends on preferred and preference stock for year-to-date 2007 was $262.1 million compared to $200.2 million for the corresponding period of 2006. The increases in earnings for the second quarter and year-to-date 2007 were primarily due to retail base rate revenue increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) that took effect January 1, 2007, as well as favorable weather conditions. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. The increases in revenues for the second quarter and year-to-date 2007 were partially offset by increases in other operations expense mainly related to steam power and other power supply expense, depreciation and amortization expense as a result of additional plant-in-service, taxes other than income taxes related to state and municipal public utility license tax, and interest expense due to additional debt outstanding and higher interest rates associated with the issuance of new long-term debt.
Retail Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$67.3	6.6	$220.9	12.1

In the second quarter 2007, retail revenues were $1.09 billion compared to $1.03 billion in same period in 2006.
For year-to-date 2007, retail revenues were $2.05 billion compared to $1.83 billion in the same period in 2006.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$1,026.6		$1,828.9
Estimated change in —
Rates and pricing	52.5	5.1	109.5	6.0
Sales growth	0.1	—	2.0	0.1
Weather	9.3	0.9	23.4	1.3
Fuel and other cost recovery	5.5	0.6	85.9	4.7

Retail — current year	$1,094.0	6.6%	$2,049.7	12.1%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2007 when compared to the same periods in 2006 primarily due to the Rate RSE and Rate CNP Environmental rate increases effective in January 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K.
Revenues attributable to changes in sales growth were flat in the second quarter of 2007 when compared to the same period in 2006. Commercial KWH energy sales increased due to continued customer and demand growth. This increase was offset by a decrease in residential KWH energy sales as a result of a reduction in the average residential customer usage during the second quarter. Industrial KWH energy sales during the second quarter 2007 were relatively flat.
For year-to-date 2007, revenues attributable to changes in sales growth increased when compared to the same period in 2006, primarily due to an increase of 2.2% in commercial KWH energy sales and a 1.0% increase in the number of customers. These increases were offset by a 1.6% decrease in KWH energy sales to residential customers primarily as a result of a reduction in average residential customer usage and a 1.9% decrease in KWH energy sales to industrial customers primarily as a result of decreased sales demand in the primary metals, textiles, and forest products sectors.
Revenues resulting from changes in weather increased due to favorable weather conditions in the second quarter of 2007 when compared to same period in 2006 which resulted in increased KWH energy sales to residential and commercial customers of 1.1%.
For year-to-date 2007, revenues resulting from changes in weather increased due to favorable weather conditions when compared to same period in 2006 which resulted in increased KWH energy sales to residential and commercial customers of 1.6%.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2007 when compared to the same periods in 2006. Electric rates for Alabama Power include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the replenishment of Alabama Power’s natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues — Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$12.9	49.6	$(24.2)	(22.9)

Wholesale energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2007, revenues from wholesale energy sales to affiliates were $39.0 million compared to $26.1 million in the same period in 2006. This increase was primarily due to an 84.7% increase in KWH sales to affiliates due to system availability offset by a 19.0% decrease in price.
For year-to-date 2007, revenues from wholesale energy sales to affiliates were $81.2 million compared to $105.4 million for the same period in 2006. This decrease was primarily due to a 20.4% decrease in price as well as a 3.2% decrease in KWH sales.
Other Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$6.7	16.5	$6.0	7.0

In the second quarter 2007, other revenues were $47.0 million compared to $40.3 million in the same period in 2006. This increase was due to an increase of $3.2 million in revenues from gas-fueled co-generation steam facilities resulting from higher gas prices and a $2.2 million increase in revenues from rent from electric property associated with pole attachments and microwave tower rentals.
For year-to-date 2007, other revenues were $91.1 million compared to $85.1 million for the same period in 2006. This increase was mainly due to an increase of $2.9 million in revenues from rent from electric property associated with pole attachments and microwave tower rentals and a $2.2 million increase in other electric revenues as a result of increases in revenues from co-generation steam facilities and facilities service contracts.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$41.7	10.0	$86.0	11.3
Purchased power-non-affiliates	(14.5)	(44.6)	(32.0)	(58.5)
Purchased power-affiliates	(12.6)	(14.1)	3.5	2.4

Total fuel and purchased power expenses	$14.6		$57.5

Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, total fuel and purchased power expenses were $555.5 million compared to $540.9 million in the same period in 2006. The increase was primarily due to a $14.4 million increase in the cost of energy primarily resulting from an increase in the average cost of fuel and purchased power.
For year-to-date 2007, total fuel and purchased power expenses were $1,018.9 million compared to $961.4 million for the same period in 2006. The increase was due to a $50.2 million increase related to greater KWHs generated and purchased and a $7.3 million increase in the cost of energy resulting from an increase in the average cost of fuel. Details of the individual components follow:

	Second Quarter	Second Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.41	2.37	1.7	2.36	2.29	3.1
Purchased power	6.14	5.80	5.9	5.36	5.68	(5.6)

In the second quarter 2007, fuel expense was $460.9 million compared to $419.2 million in the same period in 2006. This increase was due to a 2.1% increase in natural gas prices and a 7.0% increase in generation from Alabama Power-owned coal and gas-fired facilities due to a 62.6% decrease in hydro generation from lack of rainfall.
For year-to-date 2007, fuel expense was $846.9 million compared to $760.9 million for the same period in 2006. This increase was due to a 1.4% increase in the average cost of coal and a 6.0% increase in generation from Alabama Power-owned coal and gas-fired facilities due to a 52.0% decrease in hydro generation from lack of rainfall. These increases were offset by a 4.7% decrease in natural gas prices.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation. In the second quarter 2007, purchased power from non-affiliates was $18.1 million compared to $32.6 million in the same period in 2006. This decrease was primarily due to an 11.6% decrease in the amount of energy purchased and a 25.1% decrease in price.
For year-to-date 2007, purchased power from non-affiliates was $22.7 million compared to $54.7 million for the same period in 2006. This decrease was primarily due to a 37.3% decrease in the amount of energy purchased and a 19.9% decrease in price.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC. In the second quarter 2007, purchased power from affiliates was $76.5 million compared to $89.1 million in the same period in 2006. This decrease was due to an 18.9% decrease in the amount of energy purchased partially offset by a 15.5% increase in price.
The year to date 2007 variance in purchased power from affiliates when compared to the same period in 2006 is not material.
Other Operations Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$7.7	4.4	$10.1	2.9

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the second quarter 2007, other operations expense was $183.7 million compared to $176.0 million in the same period in 2006. This increase is primarily due to a $3.0 million increase in steam power expense related to labor and materials expense, a $1.7 million increase in other power supply expense associated with system control and load dispatching, a $1.3 million increase in hydro power expense, and a $1.1 million increase in transmission expense related to external electric purchases.
For year-to-date 2007, other operations expense was $355.1 million compared to $345.0 million for the same period in 2006. This increase is primarily due to a $3.2 million increase in steam power expense related to labor and materials expense, a $2.6 million increase in other power supply expense associated with system control and load dispatching, and a $2.1 million increase in transmission expense related to load dispatching and external electric purchases.
Depreciation and Amortization

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$4.9	4.3	$11.0	4.9

For the second quarter 2007, depreciation and amortization was $117.2 million compared to $112.3 million in the same period in 2006. For year-to-date 2007, depreciation and amortization was $233.1 million compared to $222.1 million for the same period in 2006. These increases were due to an increase in property, plant, and equipment related to environmental steam power capital projects as well as distribution capital projects when compared to the same periods in 2006.
Taxes Other than Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$6.2	9.6	$13.3	10.2

For the second quarter 2007, taxes other than income taxes were $71.5 million compared to $65.3 million in the same period in 2006. For year-to-date 2007, taxes other than income taxes were $144.2 million compared to $130.9 million for the same period in 2006. These increases were primarily due to increases in state and municipal public utility license taxes which are directly related to increased retail revenues.
Allowance for Equity Funds Used During Construction

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$4.5	118.4	$5.6	59.8

Allowance for equity funds used during construction (AFUDC) in the second quarter 2007 was $8.3 million compared to $3.8 million in the same period in 2006. For year-to-date 2007, AFUDC was $15.0 million compared to $9.4 million for the same period in 2006. These increases were primarily due to increases in the amount of construction work in progress related to environmental steam power capital projects when compared to the same periods in 2006.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$6.4	10.9	$16.4	14.6

For the second quarter 2007, interest expense, net of amounts capitalized was $65.5 million compared to $59.1 million in the same period in 2006. For year-to-date 2007, interest expense, net of amounts capitalized was $128.6 million compared to $112.2 million for the same period in 2006. These increases were mainly due to additional debt outstanding and higher interest rates associated with the issuance of new long-term debt. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein.
Dividends on Preferred and Preference Stock

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$2.1	34.7	$4.2	34.7

Dividends on preferred and preference stock in the second quarter 2007 were $8.2 million compared to $6.1 million in the same period in 2006. For year-to-date 2007, dividends on preferred and preference stock were $16.3 million compared to $12.1 million for the same period in 2006. These increases were due to the issuance of six million shares of preference stock in December 2006. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Alabama Power in Item 7 of the Form 10-K.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$16.5	21.3	$35.9	27.4

For the second quarter 2007, income tax expense was $94.1 million compared to $77.6 million in the same period in 2006. For year-to-date 2007, income tax expense was $166.9 million compared to $131.0 million in the same period in 2006. This increase was primarily a result of higher earnings before income taxes.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 26, 2007, the plaintiffs filed a motion to vacate and remand the U.S. District Court for the Northern District of Alabama’s decision in the Alabama Power case based on the Supreme Court’s decision in Duke Energy. On June 7, 2007, the Eleventh Circuit declined the plaintiffs’ request and instead issued a brief stay of appeal to allow the plaintiffs to file a motion for relief from judgment with the District Court in light of the Supreme Court’s decision in Duke Energy. On July 23, 2007, the plaintiffs filed such a motion. If the District Court grants the motion, the Eleventh Circuit will remand the case back to the District Court for further proceedings. If the motion is denied, the Eleventh Circuit will retain jurisdiction over the case and the appeal will move forward. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. On June 20, 2007, the EPA proposed additional revisions to the current eight-hour ozone standard which, if enacted, could result in designation of new nonattainment areas within Alabama Power’s service territory. The EPA has requested comment and is expected to make a determination regarding finalization of a revised standard in 2008. The ultimate outcome of this matter cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Environmental Statutes and Regulations — Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter depends on the development and submittal of those state plans and the resolution of pending legal challenges and, therefore, cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of June 30, 2007 totaled $375 million as compared to $301 million at December 31, 2006. As a result of the increasing level of under recovered fuel costs, on June 18, 2007, the Alabama PSC ordered Alabama Power to increase its Rate ECR factor to 3.1 cents per KWH from 2.4 cents per KWH, effective with billings beginning July 2007 for the 30-month period ending December 2009. This change represents on average an increase of approximately $7.37 per month for a customer billing of 1,000 KWH. This increase is intended to permit the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2009. During the 30-month period,

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alabama Power will be allowed to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying costs. As a result of the order, Alabama Power classified $128 million of the under recovered regulatory clause receivable as deferred charges and other assets in the Condensed Balance Sheet as of June 30, 2007 herein.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. As of December 31, 2006, Alabama Power had a deficit balance in the deferred natural disaster reserve account of approximately $16.8 million. In June 2007, Alabama Power fully recovered its prior storm costs related to Hurricanes Dennis and Katrina. As a result customer rates decreased by $1.73 per month per residential customer account and $4.29 per month per non-residential customer account beginning with July 2007 billings. Alabama Power continues to collect a monthly Rate NDR charge to establish and maintain a target reserve balance of $75 million for future storms. At June 30, 2007, Alabama Power had accumulated a balance of $19.1 million in the target reserve for future storms, which is included in the Condensed Balance Sheet herein under “Other Regulatory Liabilities.”
Other Matters
Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $361.2 million for the first six months of 2007, compared to $300.7 million for the corresponding period in 2006. The $60.5 million increase in cash provided from operating activities in the first six months of 2007 is primarily due to the increase in net income as previously discussed and a decrease in cash outflow for accounts payable, partially offset by an increase in under recovered fuel costs. Net cash used for investing activities totaled $673.6 million primarily due to gross property additions to utility plant of $555.3 million in the first six months of 2007. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam equipment, purchases of nuclear fuel, and installation of equipment to comply with environmental standards. Net cash provided from financing activities totaled $318.4 million for the first six months of 2007, compared to $221.3 million for the corresponding period in 2006. The increase was primarily the result of a decrease in cash outflow for notes payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
term debt, as well as the related interest, preferred and preference stock dividends, lease obligations, purchase commitments, and trust funding requirements. Approximately $750 million will be required through June 30, 2008 for maturities of long-term debt.
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
Alabama Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2007 approximately $22 million of cash and cash equivalents, $96 million of restricted cash related to the sale of pollution control bonds which may be used only for future project costs, unused committed lines of credit of approximately $970 million (including $563 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), and an extendible commercial note program. Of the unused credit facilities, $370 million will expire at various times in 2007 and 2008 (of which $198 million allow for one-year term loans). Subsequent to June 30, 2007, Alabama Power extended the maturity of its remaining $600 million facility from 2011 to 2012. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At June 30, 2007, Alabama Power had $27 million of commercial paper outstanding. There were no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Power Pool, is party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Alabama Power’s total exposure to these types of agreements was $34 million. Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.
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
The fair value of derivative energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(361)	$(32,628)
Contracts realized or settled	1,909	14,735
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(14,218)	5,223

Contracts at June 30, 2007	$(12,670)	$(12,670)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(12,606)	$(15,556)	$2,950
External sources	(64)	(64)	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$(12,670)	$(15,620)	$2,950

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
At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(12,606)
Accumulated other comprehensive income	(64)
Net income	—

Total fair value	$(12,670)

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
Financing Activities
Alabama Power issued $200 million of senior notes in the first quarter of 2007. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Also in the first quarter of 2007, Alabama Power issued 1,750,000 shares of common stock to Southern Company at $40.00 a share ($70 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
In April 2007, Alabama Power issued $250 million of Series 2007B 5.875% Senior Notes due April 1, 2047. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Also in April 2007, $168.5 million in aggregate principal amount of Series W Floating Rate Extendible Senior Notes matured.
In May 2007, Alabama Power issued an additional 1,750,000 shares of common stock to Southern Company at $40.00 a share ($70 million aggregate purchase price). The proceeds from the sales were used by Alabama Power for general corporate purposes.
In June 2007, Alabama Power incurred obligations related to the issuance of $246.5 million of The Industrial Development Board of the City of Mobile Pollution Control Revenue Bonds (Alabama Power Barry Plant Project). The proceeds will be held by the trustee and will be transferred to Alabama Power to fund pollution control and environmental improvement facilities at Plant Barry. As of June 30, 2007, approximately $150.5 million had been applied to fund project costs, with the remaining $96 million held by the trustee.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,585,563	$1,524,943	$2,997,892	$2,883,466
Wholesale revenues —
Non-affiliates	135,055	133,709	278,822	268,367
Affiliates	58,826	88,339	100,614	125,542
Other revenues	64,705	60,638	123,991	114,275

Total operating revenues	1,844,149	1,807,629	3,501,319	3,391,650

Operating Expenses:
Fuel	650,830	591,211	1,244,724	1,051,935
Purchased power —
Non-affiliates	67,670	84,166	113,763	142,964
Affiliates	179,655	168,097	364,197	385,973
Other operations	249,538	251,619	480,286	486,803
Maintenance	136,816	129,332	261,258	257,883
Depreciation and amortization	127,262	123,673	253,411	247,498
Taxes other than income taxes	71,610	73,473	143,951	144,730

Total operating expenses	1,483,381	1,421,571	2,861,590	2,717,786

Operating Income	360,768	386,058	639,729	673,864
Other Income and (Expense):
Allowance for equity funds used during construction	14,687	6,541	27,866	12,522
Interest income	632	249	1,107	574
Interest expense, net of amounts capitalized	(73,074)	(63,295)	(143,661)	(127,672)
Interest expense to affiliate trusts	(14,006)	(14,877)	(28,884)	(29,755)
Other income (expense), net	301	3,226	(3,915)	1,894

Total other income and (expense)	(71,460)	(68,156)	(147,487)	(142,437)

Earnings Before Income Taxes	289,308	317,902	492,242	531,427
Income taxes	100,204	119,830	171,184	199,730

Net Income	189,104	198,072	321,058	331,697
Dividends on Preferred Stock	689	675	1,378	2,360

Net Income After Dividends on Preferred Stock	$188,415	$197,397	$319,680	$329,337

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$188,415	$197,397	$319,680	$329,337
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $10,812, $5,423, $9,730 and $11,019, respectively	17,140	8,598	15,426	17,464
Reclassification adjustment for amounts included in net income, net of tax of $31, $(71), $2 and $42, respectively	50	(114)	4	65
Marketable securities:
Change in fair value, net of tax of $(6), $(66), $36 and $(163), respectively	(7)	(103)	58	(258)

Total other comprehensive income	17,183	8,381	15,488	17,271

COMPREHENSIVE INCOME	$205,598	$205,778	$335,168	$346,608

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$321,058	$331,697
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	302,523	289,092
Deferred income taxes and investment tax credits	12,347	14,071
Deferred expenses — affiliates	21,933	18,717
Allowance for equity funds used during construction	(27,866)	(12,522)
Pension, postretirement, and other employee benefits	6,035	1,864
Other, net	12,693	12,001
Changes in certain current assets and liabilities —
Receivables	(46,080)	(97,319)
Fossil fuel stock	(51,433)	(81,306)
Materials and supplies	(12,399)	(27,518)
Prepaid income taxes	(46,479)	61,863
Other current assets	2,719	(11,741)
Accounts payable	814	(140,821)
Accrued taxes	(60,944)	44,872
Accrued compensation	(88,796)	(86,488)
Other current liabilities	35,025	6,428

Net cash provided from operating activities	381,150	322,890

Investing Activities:
Property additions	(753,046)	(467,533)
Nuclear decommissioning trust fund purchases	(184,246)	(241,021)
Nuclear decommissioning trust fund sales	177,366	234,141
Cost of removal, net of salvage	(18,042)	(11,312)
Change in construction payables, net of joint owner portion	20,517	(9,652)
Other	(6,059)	(2,002)

Net cash used for investing activities	(763,510)	(497,379)

Financing Activities:
Increase in notes payable, net	79,495	414,778
Proceeds —
Senior notes	850,000	—
Capital contributions from parent company	269,949	262,377
Pollution control bonds	—	10,125
Redemptions —
Senior notes	—	(150,000)
First mortgage bonds	—	(20,000)
Pollution control bonds	—	(10,125)
Capital leases	(1,957)	—
Long-term debt to affiliate trusts	(453,608)	—
Preferred stock	—	(14,569)
Payment of preferred stock dividends	(1,550)	(2,037)
Payment of common stock dividends	(344,950)	(315,000)
Other	(4,664)	241

Net cash provided from financing activities	392,715	175,790

Net Change in Cash and Cash Equivalents	10,355	1,301
Cash and Cash Equivalents at Beginning of Period	16,850	11,138

Cash and Cash Equivalents at End of Period	$27,205	$12,439

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11,386 and $5,099 capitalized for 2007 and 2006, respectively)	$157,693	$165,771
Income taxes (net of refunds)	$158,849	$22,542
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$27,205	$16,850
Receivables —
Customer accounts receivable	515,390	474,046
Unbilled revenues	179,542	130,585
Under recovered regulatory clause revenues	434,873	353,976
Other accounts and notes receivable	99,171	93,656
Affiliated companies	33,525	21,941
Accumulated provision for uncollectible accounts	(8,576)	(10,030)
Fossil fuel stock, at average cost	443,443	392,011
Materials and supplies, at average cost	315,962	304,514
Vacation pay	62,071	61,907
Prepaid income taxes	107,583	61,104
Other	70,931	85,725

Total current assets	2,281,120	1,986,285

Property, Plant, and Equipment:
In service	21,498,606	21,279,792
Less accumulated provision for depreciation	8,525,350	8,343,309

	12,973,256	12,936,483
Nuclear fuel, at amortized cost	171,178	180,129
Construction work in progress	1,401,586	923,948

Total property, plant, and equipment	14,546,020	14,040,560

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	60,986	70,879
Nuclear decommissioning trusts, at fair value	578,358	544,013
Other	36,631	58,848

Total other property and investments	675,975	673,740

Deferred Charges and Other Assets:
Deferred charges related to income taxes	517,268	510,531
Prepaid pension costs	702,399	688,671
Deferred under recovered regulatory clause revenues	395,250	544,152
Other regulatory assets	620,417	629,003
Other	217,694	235,788

Total deferred charges and other assets	2,453,028	2,608,145

Total Assets	$19,956,143	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$303,059	$303,906
Notes payable	812,777	733,281
Accounts payable —
Affiliated	246,546	238,093
Other	414,073	402,222
Customer deposits	166,457	155,763
Accrued taxes —
Income taxes	173,690	217,603
Other	170,362	275,098
Dividends payable to parent	172,475	—
Accrued interest	77,977	74,643
Accrued vacation pay	49,485	49,704
Accrued compensation	55,258	141,356
Other	122,856	125,494

Total current liabilities	2,765,015	2,717,163

Long-term Debt	5,087,890	4,242,839

Long-term Debt Payable to Affiliated Trusts	515,465	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,860,724	2,815,724
Deferred credits related to income taxes	152,052	157,297
Accumulated deferred investment tax credits	275,597	282,070
Employee benefit obligations	714,979	698,274
Asset retirement obligations	644,199	626,681
Other cost of removal obligations	432,189	436,137
Other regulatory liabilities	276,224	281,391
Other	133,526	80,839

Total deferred credits and other liabilities	5,489,490	5,378,413

Total Liabilities	13,857,860	13,307,488

Preferred Stock	44,991	44,991

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398,473	398,473
Paid-in capital	3,319,143	3,039,845
Retained earnings	2,332,081	2,529,826
Accumulated other comprehensive income (loss)	3,595	(11,893)

Total common stockholder’s equity	6,053,292	5,956,251

Total Liabilities and Stockholder’s Equity	$19,956,143	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand and increasingly stringent environmental standards. These issues are expected to be addressed in a general rate case that was filed on June 29, 2007. The rate case will determine whether the existing rate plan (2004 Retail Rate Plan) should be continued, modified, or discontinued. In addition, fuel costs rose significantly during 2005 and 2006. Georgia Power received Georgia PSC orders to increase its fuel recovery rate effective July 1, 2006 and March 1, 2007 and continues to work with the Georgia PSC to enable the timely recovery of these costs.
Effective July 1, 2006, Savannah Electric was merged into Georgia Power. Georgia Power has accounted for the merger in a manner similar to a pooling of interests. See MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Business Activities” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS — OVERVIEW — “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(9.0)	(4.6)	$(9.6)	(2.9)

Georgia Power’s net income after dividends on preferred stock for the second quarter and year-to-date 2007 was $188.4 million and $319.7 million, respectively, compared to $197.4 million and $329.3 million for the corresponding periods in 2006. The decreases were primarily the result of lower base retail revenues, increased interest expense due to additional debt and higher short-term interest rates, and the timing of maintenance activities. These factors were partially offset by a lower effective income tax rate and, in the first quarter, higher wholesale non-fuel revenues.
Retail Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$60.7	4.0	$114.4	4.0

In the second quarter 2007, retail revenues were $1.6 billion compared to $1.5 billion in the corresponding period in 2006.
For year-to-date 2007, retail revenues were $3.0 billion compared to $2.9 billion for the same period in 2006.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2007		2007

	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$1,524.9		$2,883.5
Estimated change in —
Rates and pricing	(40.1)	(2.6)	(84.8)	(2.9)
Sales growth	6.6	0.4	35.5	1.2
Weather	10.3	0.7	10.0	0.4
Fuel cost recovery	83.9	5.5	153.7	5.3

Retail — current year	$1,585.6	4.0	$2,997.9	4.0

Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2007 when compared to the corresponding periods for 2006 due to lower contributions from market-driven rates for sales to large commercial and industrial customers.
Revenues attributable to sales growth increased in the second quarter and year-to-date 2007 when compared to the corresponding periods for 2006. Total KWH sales increased 1.3% for the second quarter and 2.1% for year-to-date compared to the corresponding periods in 2006. The increases were primarily the effect of increased KWH energy sales to residential and commercial customers and customer additions. For the second quarter and year-to-date, residential KWH sales increased 3.0% and 4.2%, respectively, and commercial KWH sales increased 2.1% and 2.9%, respectively. These increases were partially offset by decreases in industrial KWH sales of 1.3% and 0.8% for the second quarter and year-to-date 2007, primarily due to reduced demand from the textile industry.
Revenues attributable to changes in weather increased in the second quarter and year-to-date when compared to the corresponding periods for 2006 due to warmer summer weather.
Fuel cost recovery revenues increased when compared to the corresponding periods for 2006. Georgia Power’s rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, which increased July 1, 2006 and March 1, 2007, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Fuel Cost Recovery” herein for additional information.
Wholesale Revenues— Non-Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$1.4	1.0	$10.4	3.9

Wholesale energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. The second quarter 2007 variance when compared to the second quarter 2006 was not material.
For year-to-date 2007, revenues from wholesale energy sales to non-affiliates were $278.8 million compared to $268.4 million in the same period in 2006. The increase was primarily due to a new long-term contract with an electrical membership corporation that went into effect in April 2006 and has contributed to a 9.1% increase in wholesale non-affiliate KWH sales volume.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues— Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(29.5)	(33.4)	$(24.9)	(19.9)

Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost. In the second quarter and year-to-date 2007, revenues from wholesale — affiliates were $58.8 million and $100.6 million, respectively, compared to $88.3 million and $125.5 million for the corresponding periods in 2006. The revenue decreases were the result of a 38.1% and 19.0% decrease in KWH for short-term affiliate sales through the Power Pool for the quarter and year-to-date, respectively. This was primarily a result of the timing of scheduled outages at multiple Georgia Power generation units.
Other Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$4.1	6.7	$9.7	8.5

In the second quarter and year-to-date 2007, other revenues were $64.7 million and $124.0 million, respectively, compared to $60.6 million and $114.3 million for the corresponding periods in 2006. The other revenue increases were primarily due to transmission revenue increases for the second quarter and year-to-date 2007 of $2.6 million and $6.8 million, respectively, from increased usage of Georgia Power’s transmission system by non-affiliated companies. Outdoor lighting revenue increases of $1.9 million and $3.4 million, respectively, also contributed to the total increase and were primarily driven by a 2.8% increase in lighting customers.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$59.6	10.1	$192.8	18.3
Purchased power — Non-affiliates	(16.5)	(19.6)	(29.2)	(20.4)
Purchased power — Affiliates	11.6	6.9	(21.8)	(5.6)

Total fuel and purchased power expenses	$54.7		$141.8

In the second quarter 2007, total fuel and purchased power expenses were $898.2 million compared to $843.5 million for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $56.9 million net increase in the average cost of energy per KWH. This increase was due to a 21.0% increase in the average cost of coal per net KWH, resulting from higher coal transportation costs. This was partially offset by a net decrease of $2.2 million from lower total KWH volumes generated and purchased compared to the corresponding period in 2006.
For year-to-date 2007, total fuel and purchased power expenses were $1.7 billion compared to $1.6 billion for the same period in 2006. The net increase in fuel and purchase power expense was due to a $120.2 million increase in the average cost of energy per KWH primarily the result of a 22.2% increase in the average cost of

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
coal per net KWH generated, resulting from higher coal transportation costs. Also contributing was a $21.6 million net increase from higher KWH volumes generated and purchased compared to the corresponding period in 2006.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter
Average Cost	2007	2006	% change	Year-to-Date 2007	Year-to-Date 2006	% change

	(cents per net KWH)			(cents per net KWH)
Fuel	2.66	2.43	9.5	2.65	2.38	11.3
Purchased power	6.80	6.64	2.4	6.37	6.28	1.4

In the second quarter 2007 fuel expense was $650.8 million compared to $591.2 million for the corresponding periods in 2006. This increase was the result of a 9.5% increase in the average cost of fuel per net KWH generated. For year-to-date 2007, fuel expense was $1.2 billion compared to $1.1 billion in 2006. This increase was the result of an 11.3% increase in the average cost of fuel per net KWH generated. The changes in average fuel cost were primarily due to higher coal transportation prices. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL — “FERC and Georgia PSC Matters — Retail Fuel Cost Recovery” herein for additional information.
In the second quarter 2007, purchased power expense — non-affiliates was $67.7 million compared to $84.2 million for the corresponding period in 2006. This decrease was primarily due to an 18.3% decrease in KWH volume purchased compared to the same period in 2006. Georgia Power replaced those purchases with less expensive energy available from affiliates.
For year-to-date 2007, purchased power expense — non-affiliates was $113.8 million compared to $143.0 million in the corresponding period in 2006. This decrease was primarily due to a 19.7% decrease in KWH volume purchased compared to 2006. Georgia Power replaced those purchases with less expensive energy available from affiliates.
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
In the second quarter 2007, purchased power from affiliates was $179.7 million compared with $168.1 million for the corresponding period in 2006. The increase was primarily the result of a 12.7% increase in KWH volume purchased from affiliates compared to the same period in 2006.
For year-to-date 2007, purchased power from affiliates was $364.2 million compared with $386.0 million for the corresponding period in 2006. This decrease was primarily due to the use of lower priced available resources from affiliate contracts or the Power Pool. The decrease was despite a 9.3% increase in total KWH purchased from affiliates compared to the corresponding period in 2006.
Maintenance Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$7.5	5.8	$3.4	1.3

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, maintenance expense was $136.8 million compared with $129.3 million for the corresponding period in 2006. The change was primarily due to an $8.5 million increase from the timing and higher than expected cost of maintenance outages at Georgia Power’s fossil and nuclear generation units. This increase was partially offset by decreases from the timing of distribution maintenance activities.
For year-to-date 2007, the variance when compared to year-to-date 2006 was not material.
Allowance for Equity Funds Used During Construction

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$8.2	124.5	$15.4	122.5

In the second quarter 2007, the allowance for equity funds used during construction was $14.7 million compared with $6.5 million for the corresponding period in 2006. For year-to-date 2007, the allowance for equity funds used during construction was $27.9 million compared with $12.5 million for the corresponding period in 2006. These increases were primarily related to a 119.4% increase in average expenditures related to new and ongoing construction activities for environmental, transmission, and distribution projects.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$9.8	15.4	$16.0	12.5

In the second quarter 2007, interest expense, net of amounts capitalized was $73.1 million compared with $63.3 million for the corresponding period in 2006. For year-to-date 2007, interest expense, net of amounts capitalized was $143.7 million compared to $127.7 million for the corresponding period in 2006. These increases were primarily the result of generally higher interest rates for variable rate debt, commercial paper, and the issuance of additional long-term debt.
Other Income (Expense), Net

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(2.9)	(90.7)	$(5.8)	(306.7)

In the second quarter 2007, other income (expense), net was $0.3 million compared with $3.2 million for the corresponding period in 2006. For year-to-date 2007, other income (expense), net was $(3.9) million compared with $1.9 million in 2006. These decreases were primarily the result of lower income from a residential pricing program and customer contract work.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(19.6)	(16.4)	$(28.5)	(14.3)

In the second quarter and year-to-date 2007, income taxes were $100.2 million and $171.2 million, respectively, compared with $119.8 million and $199.7 million for the corresponding periods in 2006. These decreases were primarily the result of lower pre-tax net income, increased federal income tax benefits, as well as increases in state income tax credits of $7.8 million and $11.3 million, respectively, for the second quarter and year-to-date

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2007. See Note (H) to the Condensed Financial Statements herein for additional information related to the tax impact of state income tax credits on Georgia Power’s effective tax rate.
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
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. On June 20, 2007, the EPA proposed additional revisions to the current eight-hour ozone standard which, if enacted, could result in designation of new nonattainment areas within Georgia Power’s service territory. The EPA has requested comment and is expected to make a determination regarding finalization of a revised standard in 2008. The ultimate outcome of this matter cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter depends on the development and submittal of those state plans and the resolution of pending legal challenges and, therefore, cannot be determined at this time.
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of controls on the majority of Georgia Power’s coal-fired units. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — General” in Item 7 of the Form 10-K for a discussion of estimated compliance costs for 2007 through 2009. If compliance costs cannot be fully recovered in rates on a timely basis, Georgia Power’s financial statements would be adversely impacted. See “FERC and Georgia PSC Matters — Retail Base Rate Recovery” for information on Georgia Power’s request to increase retail rates effective January 1, 2008.
Plant Wansley Environmental Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Plant Wansley Environmental Litigation” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On June 18, 2007, the U.S. District Court for the Northern District of Georgia approved a settlement between the parties resolving all remaining issues and dismissed the case. There was no material impact on Georgia Power’s financial statements.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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
Retail Fuel Cost Recovery
As of June 30, 2007, Georgia Power had an under recovered fuel balance of approximately $830.1 million, compared to $898.1 million at December 31, 2006. On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. The order also requires Georgia Power to file for a new fuel cost recovery rate no later than March 1, 2008. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
Retail Base Rate Filing
On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406.7 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operation, maintenance, and other investment costs to meet the rising demand for electricity.
Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2007. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10.25% to 12.25%. Two-thirds of any earnings above the 12.25% return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2007. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $191 million, or 2.65%, and $45 million, or 0.61%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — RESULTS OF OPERATIONS — “Future Earnings Potential — PSC Matters — Rate Plans” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters — Rate Plans” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.
Other Matters
See Note 3 to the financial statements of Georgia Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. In April 2007, the Monroe Board filed a petition with the Georgia Supreme Court requesting review of the decision of the Georgia Court of Appeals. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. The suit could impact all co-owners. Georgia Power could be subject to total taxes through June 30, 2007 of up to $20.4 million, plus penalties and interest. The ultimate outcome of this matter cannot currently be determined.
Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $381.2 million for the first six months of 2007, compared to $322.9 million for the corresponding period in 2006. The $58.3 million increase in cash provided from operating activities in the first six months of 2007 is primarily due to higher total retail revenues and less cash used for working capital primarily through lower inventory additions. Net cash used for investing activities totaled $763.5 million primarily due to gross property additions to utility plant of $795.8 million in the first six months of 2007. These additions were primarily related to construction of transmission and distribution facilities, purchases of nuclear fuel, and installation of equipment to comply with environmental standards. Net cash provided from financing activities totaled $392.7 million for the first six months of 2007, compared to $175.8 million for the corresponding period in 2006. The net change was primarily the result of the issuance of new senior notes.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and trust funding requirements. Since December 31, 2006, Georgia Power has entered into four additional PPAs totaling approximately 1,863 MW annually. These contracts begin in 2009 and 2010 and are expected to result in additional obligations of $1.3 million in 2008-2009, $191.4 million in 2010-2011, and $1.08 billion thereafter. Of the total capacity, approximately 561 MW will expire in 2017, 1,274 MW in 2025, and 28 MW in 2029. These contracts are subject to certification by the Georgia PSC. Two of the contracts are with Southern Power and are also subject to FERC approval. Approximately $303.1 million will be required through June 30, 2008 for redemptions and maturities of long-term debt.
Sources of Capital
Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Georgia Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONDITION AND LIQUIDITY — “Sources of Capital” of Georgia Power in Item 7 of the Form 10-K for additional information.
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2007 approximately $27.2 million of cash and cash equivalents and $902 million of unused credit arrangements with banks. Of the unused credit arrangements, $40 million expire in 2008 and $862 million expire in 2011. Subsequent to June 30, 2007, Georgia Power and its lenders extended the 2011 maturity to 2012.
Of the facilities that expire in 2008, all contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2007, Georgia Power had approximately $555.4 million of commercial paper, $107.4 million of extendible commercial notes, and $150 million of bank loans outstanding. Subsequent to June 30, 2007, Georgia Power entered into a $300 million two-month bank borrowing to provide additional liquidity. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, short-term bank loans, and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $388 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. Georgia Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Alabama Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Georgia Power’s total exposure to these types of agreements was $34 million . Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of derivative energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes

	Fair Value

	(in thousands)
Contracts beginning of period	$3,771	$(38,003)
Contracts realized or settled	1,037	13,535
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(26,266)	3,010

Contracts at June 30, 2007	$(21,458)	$(21,458)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in thousands)
Actively quoted	$(21,373)	$(25,713)	$4,340
External sources	(85)	(85)	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$(21,458)	$(25,798)	$4,340

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
At June 30, 2007, the fair value gain/(loss) of all derivative energy contracts was reflected in the financial statements as follows:

Amounts

(in thousands)
Regulatory assets, net	$(21,458)
Accumulated other comprehensive income	—
Net income	—

Total fair value	$(21,458)

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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
In the first six months of 2007, Georgia Power issued $250 million of Series 2007A 5.65% Senior Notes due March 1, 2037, $450 million of Series 2007B 5.70% Senior Notes due June 1, 2017, and $150 million of Series 2007C Floating Rate Senior Notes with a final maturity date of July 18, 2012. The proceeds were used to repay a portion of Georgia Power’s outstanding short-term indebtedness, to fund the redemption in June of $454 million outstanding principal amount of its Series E 7.125% Junior Subordinated Notes due March 31, 2042 and the related 7.125% Preferred Securities of Georgia Power Capital Trust V, and for other general corporate purposes, including Georgia Power’s continuing construction activities. Georgia Power also terminated derivative transactions related to the issuance of the Series 2007A 5.65% Senior Notes at a loss of $3.9 million, and the Series 2007B 5.70% Senior Notes at a gain of $8.8 million. The loss and the gain will both be amortized over a 10-year period, reflecting the original hedge period.
Subsequent to June 30, 2007, Georgia Power issued $300 million of Series 2007D 6.375% Senior Notes due July 15, 2047 and terminated related interest rate derivatives at a gain of $5.7 million. The gain will be amortized over a 30-year period, reflecting the original hedge period. Proceeds from the issuance were used to repay a portion of its outstanding short-term indebtedness. In addition, Georgia Power borrowed $300 million under a short-term credit agreement that matures in September 2007, the proceeds of which were used to repay Georgia Power’s $300 million senior notes at maturity on July 15, 2007. On August 1, 2007, Georgia Power repaid a $150 million bank loan. Also, in the first six months of 2007, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to planned future debt issuances. See Note (F) to the Condensed Financial Statements for further details.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$243,379	$245,656	$462,963	$424,973
Wholesale revenues —
Non-affiliates	21,004	20,344	44,404	41,182
Affiliates	20,813	15,417	60,893	68,025
Other revenues	13,198	11,305	26,367	21,584

Total operating revenues	298,394	292,722	594,627	555,764

Operating Expenses:
Fuel	133,049	120,915	279,523	242,156
Purchased power —
Non-affiliates	1,955	4,531	3,343	9,327
Affiliates	10,469	15,137	17,510	22,127
Other operations	46,963	46,761	93,013	90,251
Maintenance	19,455	16,142	32,657	30,714
Depreciation and amortization	21,203	22,381	42,300	44,366
Taxes other than income taxes	20,283	19,793	40,489	38,682

Total operating expenses	253,377	245,660	508,835	477,623

Operating Income	45,017	47,062	85,792	78,141
Other Income and (Expense):
Interest income	1,289	769	2,897	1,550
Interest expense, net of amounts capitalized	(10,799)	(9,785)	(21,375)	(19,057)
Interest expense to affiliate trusts	(578)	(1,147)	(1,155)	(2,295)
Other income (expense), net	160	(347)	(11)	(897)

Total other income and (expense)	(9,928)	(10,510)	(19,644)	(20,699)

Earnings Before Income Taxes	35,089	36,552	66,148	57,442
Income taxes	12,989	13,689	24,360	21,352

Net Income	22,100	22,863	41,788	36,090
Dividends on Preference Stock	825	825	1,650	1,650

Net Income After Dividends on Preference Stock	$21,275	$22,038	$40,138	$34,440

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$21,275	$22,038	$40,138	$34,440
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,978, $(191), $2,537 and $(191), respectively	3,149	(304)	4,039	(304)
Reclassification adjustment for amounts included in net income, net of tax of $76, $31, $160 and $63, respectively	122	50	255	100

Total other comprehensive income	3,271	(254)	4,294	(204)

COMPREHENSIVE INCOME	$24,546	$21,784	$44,432	$34,236

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$41,788	$36,090
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	44,827	47,115
Deferred income taxes	(12,021)	(9,061)
Pension, postretirement, and other employee benefits	463	1,480
Stock option expense	891	745
Tax benefit of stock options	199	68
Other, net	1,730	1,429
Changes in certain current assets and liabilities —
Receivables	(6,015)	(9,935)
Fossil fuel stock	(13,473)	(11,273)
Materials and supplies	(1,517)	(15,973)
Prepaid income taxes	7,078	1,446
Property damage cost recovery	11,440	11,765
Other current assets	1,085	926
Accounts payable	(7,460)	7,865
Accrued taxes	6,470	17,204
Accrued compensation	(7,990)	(12,897)
Other current liabilities	6,149	6,282

Net cash provided from operating activities	73,644	73,276

Investing Activities:
Property additions	(93,207)	(73,761)
Cost of removal, net of salvage	(6,432)	(2,159)
Construction payables	(5,993)	(5,704)
Other	(132)	(9,404)

Net cash used for investing activities	(105,764)	(91,028)

Financing Activities:
Increase (decrease) in notes payable, net	(96,612)	48,310
Proceeds —
Senior Notes	85,000	—
Common stock issued to parent	80,000	—
Capital contributions from parent company	—	21,140
Gross excess tax benefit of stock options	468	167
Redemptions — Pollution control bonds	—	(12,075)
Payment of preference stock dividends	(1,650)	(1,650)
Payment of common stock dividends	(37,050)	(35,150)
Other	(996)	(1,190)

Net cash provided from financing activities	29,160	19,552

Net Change in Cash and Cash Equivalents	(2,960)	1,800
Cash and Cash Equivalents at Beginning of Period	7,526	3,847

Cash and Cash Equivalents at End of Period	$4,566	$5,647

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $381 and $12 capitalized for 2007 and 2006, respectively)	$16,991	$17,175
Income taxes (net of refunds)	$27,824	$16,984
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$4,566	$7,526
Receivables —
Customer accounts receivable	67,934	56,489
Unbilled revenues	54,133	38,287
Under recovered regulatory clause revenues	67,095	79,235
Other accounts and notes receivable	8,821	9,015
Affiliated companies	5,764	15,302
Accumulated provision for uncollectible accounts	(1,090)	(1,279)
Fossil fuel stock, at average cost	89,509	76,036
Materials and supplies, at average cost	36,823	35,306
Property damage cost recovery	29,408	28,771
Other regulatory assets	13,014	15,977
Other	1,992	14,259

Total current assets	377,969	374,924

Property, Plant, and Equipment:
In service	2,653,352	2,574,517
Less accumulated provision for depreciation	912,736	901,564

	1,740,616	1,672,953
Construction work in progress	61,639	62,815

Total property, plant, and equipment	1,802,255	1,735,768

Other Property and Investments	16,611	14,846

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,191	17,148
Prepaid pension costs	70,661	69,895
Other regulatory assets	108,146	110,077
Other	31,204	17,831

Total deferred charges and other assets	227,202	214,951

Total Assets	$2,424,037	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Notes payable	$23,834	$120,446
Accounts payable —
Affiliated	52,349	44,375
Other	39,533	49,979
Customer deposits	24,333	21,363
Accrued taxes —
Income taxes	22,852	29,771
Other	20,804	15,033
Accrued interest	7,109	7,645
Accrued compensation	8,942	16,932
Other regulatory liabilities	14,876	9,029
Other	25,769	30,975

Total current liabilities	240,401	345,548

Long-term Debt	739,465	654,860

Long-term Debt Payable to Affiliated Trusts	41,238	41,238

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	237,253	237,862
Accumulated deferred investment tax credits	13,797	14,721
Employee benefit obligations	76,053	73,922
Other cost of removal obligations	167,738	165,410
Other regulatory liabilities	48,161	46,485
Other	83,106	72,533

Total deferred credits and other liabilities	626,108	610,933

Total Liabilities	1,647,212	1,652,579

Preference Stock	53,886	53,887

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — June 30, 2007: 1,792,717 shares
— December 31, 2006: 992,717 shares	118,060	38,060
Paid-in capital	430,126	428,592
Retained earnings	175,056	171,968
Accumulated other comprehensive loss	(303)	(4,597)

Total common stockholder’s equity	722,939	634,023

Total Liabilities and Stockholder’s Equity	$2,424,037	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(0.7)	(3.5)	$5.7	16.5

Gulf Power’s net income after dividends on preference stock for the second quarter 2007 was $21.3 million compared to $22.0 million for the corresponding period in 2006. The decrease in the second quarter 2007 compared to the corresponding period in 2006 was primarily due to a decrease in retail revenues, excluding revenues related to fuel and other cost recovery.
Gulf Power’s net income after dividends on preference stock for year-to-date 2007 was $40.1 million compared to $34.4 million for the corresponding period in 2006. The year-to-date increase was primarily due to an increase in retail revenues, excluding revenues related to fuel and other cost recovery.
Retail Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(2.3)	(0.9)	$38.0	8.9

In the second quarter 2007, retail revenues were $243.4 million compared to $245.7 million in the corresponding period in 2006.
For year-to-date 2007, retail revenues were $463.0 million compared to $425.0 million for the corresponding period in 2006.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	Second Quarter		Year-to-Date
	2007		2007

	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$245.7		$425.0
Estimated change in —
Rates and pricing	0.6	0.3	1.2	0.3
Sales growth	1.0	0.4	4.1	0.9
Weather	(4.3)	(1.8)	(1.2)	(0.3)
Fuel and other cost recovery	0.4	0.2	33.9	8.0

Retail — current year	$243.4	(0.9)	$463.0	8.9

Revenues associated with changes in rates and pricing increased in the second quarter 2007 and increased year-to-date 2007, when compared to corresponding periods in 2006, due to cost recovery provisions. These cost recovery provisions include energy conservation costs and environmental compliance costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues,” and “Environmental Remediation Cost Recovery” and Note 3 to the financial statements under “Retail Regulatory Matters — Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth increased in the second quarter of 2007 when compared to the same period in 2006 primarily from a 3.9% increase in KWH energy sales to commercial customers. This increase is offset by a decrease of 12.8% in industrial energy KWH sales. For year-to-date 2007, revenues attributable to changes in sales growth increased when compared to the corresponding period in 2006 primarily from a 1.5% increase in KWH energy sales to residential customers and a 5.0% increase in KWH energy sales to commercial customers. These increases are offset by a 9.2% decrease in industrial KWH energy sales. The increase for both periods for residential and commercial customers is primarily related to customer growth offset by a slight decrease in average residential customer usage. The decrease in industrial KWH energy sales for both periods is primarily due to increased customer cogeneration due to lower cost of natural gas along with decreased demand due to customer process changes.
Revenues associated with changes in weather decreased in the second quarter 2007 when compared to the corresponding period in 2006 as a result of a 4.9% decrease in KWH energy sales to residential and commercial customers. Revenues associated with changes in weather decreased year-to-date 2007 when compared to the corresponding period in 2006 as a result of a 0.7% decrease in KWH energy sales to residential and commercial customers. The decreases for both periods are a result of milder weather in 2007.
Revenues associated with changes in fuel and other cost recovery increased in the second quarter 2007 and year-to-date 2007, when compared to corresponding periods in 2006, primarily due to cost recovery provisions. These cost recovery provisions include fuel expenses, the energy component of purchased power costs, and purchased power capacity costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. Cost recovery provisions also include revenues related to the recovery of storm damage restoration costs. The recovery provisions generally equal the related expenses and have no material effect on net income. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Gulf Power in

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues,” and “Property Damage Reserve” and Note 3 to the financial statements under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues — Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$5.4	35.0	$(7.1)	(10.5)

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the second quarter 2007, wholesale revenues from affiliates were $20.8 million compared to $15.4 million in the corresponding period in 2006. The increase was primarily a result of increases in sales volume of KWH to the Power Pool.
For year-to-date 2007, wholesale revenues from affiliates were $60.9 million compared to $68.0 million for the same period in 2006. The decrease was primarily a result of lower actual gas prices.
Other Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$1.9	16.7	$4.8	22.2

In the second quarter 2007, other revenues were $13.2 million compared to $11.3 million in the same period in 2006. For year-to-date 2007, other revenues were $26.4 million compared to $21.6 million for the same period in 2006. These increases were primarily a result of other energy services and higher franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are offset by franchise and gross receipt taxes. The increased revenues from other energy services did not have a material impact on earnings since they were offset by associated expenses.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$12.1	10.0	$37.3	15.4
Purchased power-non-affiliates	(2.5)	(56.9)	(6.0)	(64.2)
Purchased power-affiliates	(4.7)	(30.8)	(4.6)	(20.9)

Total fuel and purchased power expenses	$4.9		$26.7

In the second quarter 2007, fuel expense was $133.0 million compared to $120.9 million in the same period in 2006. This change resulted from a $5.5 million increase related to a higher average cost of fuel as well as a $6.6 million increase due to the KWH volume generated. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Retail Fuel Cost Recovery” herein for additional information. In the second quarter 2007,

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
total purchased power was $12.4 million compared to $19.6 million in the same period in 2006. The decrease was due to a $9.6 million decrease in KWH purchases offset by a $2.4 million increase resulting from higher average cost per net KWH.
For year-to-date 2007, fuel expense was $279.5 million compared to $242.2 million for the same period in 2006. This change resulted primarily from a $26.2 million increase related to a higher average cost of fuel as well as an $11.1 million increase due to the KWH volume generated. See FUTURE EARNINGS POTENTIAL — “FERC and Florida PSC Matters — Retail Fuel Cost Recovery” herein for additional information. For year-to-date 2007, total purchased power was $20.9 million compared to $31.5 million for the same period in 2006. The decrease was primarily due to an $8.8 million decrease in KWH purchased and a $1.8 million decrease resulting from lower average cost per net KWH.

	Second Quarter	Second Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change

	(cents per net KWH)			(cents per net KWH)
Fuel	3.33	3.19	4.39	3.41	3.09	10.36
Purchased power	7.71	6.23	23.76	5.92	6.42	(7.79)

Since energy expenses are generally offset by revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a significant impact on net income.
Other Operations Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$0.2	0.4	$2.7	3.1

The change in the second quarter 2007 compared with the second quarter 2006 other operations expense is not material. For year-to-date 2007, other operations expense was $93.0 million compared to $90.3 million for the same period in 2006. The increase was primarily due to other energy services. The increased expenses from other energy services did not have a material impact on earnings since they were offset by associated revenues.
Maintenance Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$3.4	20.5	$1.9	6.3

In the second quarter 2007, maintenance expense was $19.5 million compared to $16.1 million in the same period in 2006. For year-to-date 2007, maintenance expense was $32.6 million compared to $30.7 million for the same period in 2006. These increases were primarily due to unscheduled maintenance performed on power generation facilities.

\

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$1.0	10.4	$2.3	12.2

In the second quarter 2007, interest expense was $10.8 million compared to $9.8 million in the same period in 2006. For year-to-date 2007, interest expense was $21.4 million compared to $19.1 million in the same period in 2006. These increases were primarily due to the issuance of $110 million in senior notes in December 2006.
Interest Expense to Affiliate Trusts

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(0.5)	(49.6)	$(1.1)	(49.7)

In the second quarter 2007, interest expense to affiliate trusts was $0.6 million compared to $1.1 million in the same period in 2006. For year-to-date 2007, interest expense to affiliate trusts was $1.2 million compared to $2.3 million for the same period in 2006. These decreases were due to the redemption of long-term debt payable to affiliated trusts in December 2006.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(0.7)	(5.1)	$3.0	14.1

In the second quarter 2007, income tax expense was $13.0 million compared to $13.7 million in the same period in 2006. The decrease was primarily a result of lower earnings before income taxes.
For year-to-date 2007, income tax expense was $24.4 million compared to $21.4 million for the same period in 2006. The increase was primarily a result of higher earnings before income taxes.
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
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. On June 20, 2007, the EPA proposed additional revisions to the current eight-hour ozone standard which, if enacted, could result in designation of new nonattainment areas within Gulf Power’s service territory. The EPA has requested comment and is expected to make a determination regarding finalization of a revised standard in 2008. The ultimate outcome of this matter cannot be determined at this time.
Fine Particulate Matter Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Statutes and Regulations — Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding nonattainment designations for the fine particulate matter air quality standard. In March 2007, the EPA finalized its fine particulate matter implementation rule, requiring submittal of state plans for addressing the nonattainment designations by April 2008. The ultimate outcome of this matter depends on the development and submittal of those state plans and the resolution of pending legal challenges and, therefore, cannot be determined at this time.
Florida Greenhouse Gas Executive Orders
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters - Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information regarding domestic efforts to reduce greenhouse gases. On July 13, 2007, the Governor of the State of Florida signed three executive orders addressing reduction of greenhouse gas emissions within the state, including statewide emission reduction targets beginning in 2017. Included in the orders is a directive to the Secretary of Environmental Protection to develop rules adopting maximum allowable emissions levels of greenhouse gases for electric utilities, consistent with the statewide emission reduction targets, and a request to the Florida PSC to initiate rulemaking requiring utilities to produce at least 20% of their electricity from renewable sources. The impact of these orders on Gulf Power will depend on the development, adoption, and implementation of any rules governing greenhouse gas emissions, and the ultimate outcome cannot be determined at this time.
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of a new pollution control system at Plant Scherer Unit 3 which Gulf Power co-owns with Georgia Power. The ultimate impact of this rule on Gulf Power cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Environmental Remediation
During the second quarter 2007, Gulf Power increased its estimated liability for environmental remediation projects by $12.8 million as a result of changes in the costs estimates to remediate substation sites. These projects have been approved by the Florida PSC for recovery through the environmental cost recovery clause; therefore, there was no impact on Gulf Power’s net income as a result of these revised estimates. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — Environmental Remediation” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters — Environmental Remediation” in Item 8 of the Form 10-K for additional information.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel costs for the period, Gulf Power is required to notify the Florida PSC and to indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on June 15, 2007, but no adjustment to the factor was requested. Under recovered fuel costs at June 30, 2007 totaled $65.6 million, and are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Other Matters
See Note 3 to the financial statements of Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. Gulf Power could be subject to total taxes through June 30, 2007 of up to $3.9 million, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.
Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $73.6 million for the first six months of 2007, compared to $73.3 million for the corresponding period in 2006. The $0.3 million increase in cash provided from operating activities in the first six months of 2007 is primarily due to a decrease in cash outflow for materials and supplies, partially offset by an increase in cash outflows for accounts payable. Net cash used for investing activities totaled $105.8 million primarily due to gross property additions to utility plant of $90.5 million in the first six months of 2007. These additions were primarily related to installation of equipment to comply with environmental standards and

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
distribution facilities construction. Net cash provided from financing activities totaled $29.2 million for the first six months of 2007, compared to $19.6 million for the corresponding period in 2006 primarily due to the issuance of additional long-term debt partially offset by decreased notes payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Gulf Power has no maturities or redemptions of long-term debt required by June 30, 2008.
On May 11, 2007 the Florida PSC issued an order approving two PPAs that Gulf Power had previously entered into, one of which is with Southern Power, for a total of 487 MW annually from June 2009 through May 2014. The PPA with Southern Power was approved by the FERC on July 13, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for additional information.
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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at June 30, 2007 approximately $4.6 million of cash and cash equivalents and $125 million of unused committed lines of credit with banks. Of the unused credit agreements, $90 million expire in 2007 and $35 million expire in 2008 (of which $100 million contain provisions allowing one-year term loans). Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2007, Gulf Power had $23.8 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
primarily for physical electricity purchases and sales. At June 30, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $23 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $46 million. Gulf Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Gulf Power’s total exposure to these types of agreements was $34 million. Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.
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
The fair value of derivative energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes

	Fair Value

	(in thousands)
Contracts beginning of period	$901	$(7,186)
Contracts realized or settled	44	3,133
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(3,084)	1,914

Contracts at June 30, 2007	$(2,139)	$(2,139)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices

	Total	Maturity
	Fair Value	Year 1	1-3 Years

		(in thousands)
Actively quoted	$(2,126)	$(2,927)	$801
External sources	(13)	(13)	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$(2,139)	$(2,940)	$801

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
At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts

(in thousands)
Regulatory assets, net	$(2,139)
Accumulated other comprehensive income	—
Net income	—

Total fair value	$(2,139)

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
In June 2007, Gulf Power issued $85 million of Series 2007A 5.90% Senior Notes due June 15, 2017. Proceeds were used to repay a portion of its outstanding short-term indebtedness and for general corporate purposes, including Gulf Power’s continuous construction program.
Gulf Power entered into derivative transactions in March 2007 designed to mitigate interest rate risk related to future planned debt issuances. The total notional amount of these derivatives was $165 million. Of this $165 million, $85 million was terminated in June 2007 when the underlying security was issued at a gain of $3 million. This gain will be amortized over a 10-year period. See Note (F) to the Condensed Financial Statements herein for further details.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$182,145	$173,145	$338,269	$304,509
Wholesale revenues —
Non-affiliates	76,702	66,606	153,996	127,928
Affiliates	9,657	10,781	28,572	22,553
Other revenues	4,712	4,388	9,205	8,871

Total operating revenues	273,216	254,920	530,042	463,861

Operating Expenses:
Fuel	122,158	104,386	243,917	182,649
Purchased power —
Non-affiliates	1,259	4,615	2,213	9,317
Affiliates	17,040	17,381	29,464	36,417
Other operations	43,109	41,134	86,956	78,411
Maintenance	17,331	19,360	31,278	33,775
Depreciation and amortization	15,153	12,002	29,381	24,322
Taxes other than income taxes	15,495	15,650	28,338	29,850

Total operating expenses	231,545	214,528	451,547	394,741

Operating Income	41,671	40,392	78,495	69,120
Other Income and (Expense):
Interest income	424	22	999	71
Interest expense	(4,328)	(4,221)	(8,751)	(8,512)
Interest expense to affiliate trusts	(37)	(650)	(686)	(1,299)
Other income (expense), net	5,105	1,550	4,977	2,493

Total other income and (expense)	1,164	(3,299)	(3,461)	(7,247)

Earnings Before Income Taxes	42,835	37,093	75,034	61,873
Income taxes	16,122	13,894	28,252	22,959

Net Income	26,713	23,199	46,782	38,914
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$26,280	$22,766	$45,916	$38,048

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$26,280	$22,766	$45,916	$38,048
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $408, $64, $46 and $204, respectively	657	105	73	330

COMPREHENSIVE INCOME	$26,937	$22,871	$45,989	$38,378

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$46,782	$38,914
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	34,116	33,111
Deferred income taxes and investment tax credits, net	(12,089)	21,218
Plant Daniel capacity	(2,829)	(6,504)
Pension, postretirement, and other employee benefits	3,928	2,518
Stock option expense	830	850
Tax benefit of stock options	238	49
Hurricane Katrina grant proceeds-property reserve	60,000	—
Other, net	(15,859)	(9,188)
Changes in certain current assets and liabilities —
Receivables	16,671	41,243
Fossil fuel stock	(23,319)	5,629
Materials and supplies	(880)	61
Prepaid income taxes	19,666	36,262
Other current assets	(764)	(5,959)
Hurricane Katrina grant proceeds	14,345	—
Hurricane Katrina accounts payable	5,440	(41,638)
Other accounts payable	(9,313)	(51,837)
Accrued taxes	(2,669)	(11,342)
Accrued compensation	(13,420)	(14,117)
Over recovered regulatory clause revenues	—	(22,354)
Other current liabilities	(77)	465

Net cash provided from operating activities	120,797	17,381

Investing Activities:
Property additions	(56,089)	(91,231)
Cost of removal, net of salvage	7,113	(4,040)
Construction payables	(408)	(11,028)
Hurricane Katrina capital grant proceeds	10,869	—
Other	527	(1,472)

Net cash used for investing activities	(37,988)	(107,771)

Financing Activities:
Increase (decrease) in notes payable, net	(774)	115,128
Proceeds — Gross excess tax benefit of stock options	478	36
Redemptions — Long-term debt to affiliate trusts	(36,082)	—
Capital contributions from parent company	(3)	(2,378)
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(33,650)	(32,600)

Net cash provided from (used for) financing activities	(70,897)	79,320

Net Change in Cash and Cash Equivalents	11,912	(11,070)
Cash and Cash Equivalents at Beginning of Period	4,214	14,301

Cash and Cash Equivalents at End of Period	$16,126	$3,231

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$9,046	$15,471
Income taxes (net of refunds)	$(270)	$(42,560)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$16,126	$4,214
Receivables —
Customer accounts receivable	45,769	42,099
Unbilled revenues	27,171	23,807
Under recovered regulatory clause revenues	39,427	50,778
Other accounts and notes receivable	4,597	5,870
Insurance receivable	6	20,551
Affiliated companies	16,731	23,696
Accumulated provision for uncollectible accounts	(662)	(855)
Fossil fuel stock, at average cost	65,998	42,679
Materials and supplies, at average cost	28,807	27,927
Prepaid income taxes	2,365	22,031
Other regulatory assets	34,490	42,391
Other	11,110	15,091

Total current assets	291,935	320,279

Property, Plant, and Equipment:
In service	2,070,209	2,054,151
Less accumulated provision for depreciation	855,381	836,922

	1,214,828	1,217,229
Construction work in progress	54,354	40,608

Total property, plant, and equipment	1,269,182	1,257,837

Other Property and Investments	10,106	4,636

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,031	9,280
Prepaid pension costs	35,863	36,424
Other regulatory assets	64,274	61,086
Other	26,540	18,834

Total deferred charges and other assets	135,708	125,624

Total Assets	$1,706,931	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,095	$—
Notes payable	50,603	51,377
Accounts payable —
Affiliated	34,804	24,615
Other	53,472	73,236
Customer deposits	9,240	8,676
Accrued taxes —
Income taxes	23,106	4,171
Other	27,560	50,346
Accrued interest	2,455	2,332
Accrued compensation	10,538	23,958
Plant Daniel capacity	2,830	5,659
Other regulatory liabilities	20,023	11,386
Other	24,367	28,880

Total current liabilities	260,093	284,636

Long-term Debt	247,765	242,553

Long-term Debt Payable to Affiliated Trusts	—	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	225,435	236,202
Deferred credits related to income taxes	15,648	16,218
Accumulated deferred investment tax credits	15,870	16,402
Employee benefit obligations	96,063	92,403
Other cost of removal obligations	87,467	82,397
Other regulatory liabilities	85,907	22,559
Other	36,214	56,324

Total deferred credits and other liabilities	562,604	522,505

Total Liabilities	1,070,462	1,085,776

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	37,691	37,691
Paid-in capital	308,549	307,019
Retained earnings	256,777	244,511
Accumulated other comprehensive income	672	599

Total common stockholder’s equity	603,689	589,820

Total Liabilities and Stockholder’s Equity	$1,706,931	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$3.5	15.4	$7.9	20.7

Mississippi Power’s net income after dividends on preferred stock for the second quarter 2007 was $26.3 million compared to $22.8 million for the corresponding period in 2006. The increase was primarily due to increased wholesale energy revenues and other income, partially offset by an increase in depreciation and amortization due to the amortization of a regulatory liability related to Plant Daniel capacity for the current period.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2007 was $45.9 million compared to $38.0 million for the corresponding period in 2006. The increase was primarily due to an increase in territorial base revenues which was a result of a retail base rate increase effective April 1, 2006, and sales growth as well as increases in wholesale energy revenues and other income. These increases were partially offset by an increase in operations and maintenance and an increase in depreciation and amortization due to the amortization of a regulatory liability related to Plant Daniel capacity for the current year.
Retail Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$9.0	5.2	$33.8	11.1

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, retail revenues were $182.1 million compared to $173.1 million in the same period in 2006.
For year-to-date 2007, retail revenues were $338.3 million compared to $304.5 million for the same period in 2006.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$173.1		$304.5
Estimated change in —
Rates and pricing	1.3	0.8	6.3	2.1
Sales growth	4.9	2.8	7.2	2.3
Weather	(4.4)	(2.5)	(1.5)	(0.5)
Fuel and other cost recovery	7.2	4.1	21.8	7.2

Retail — current year	$182.1	5.2%	$338.3	11.1%

Revenues associated with changes in rates and pricing increased in the second quarter 2007 when compared to the same period of 2006 due to an increase in the ECO Plan rate.
Revenues associated with changes in rates and pricing increased for year-to-date 2007 when compared to the same period of 2006 due to a base rate increase effective April 2006 and the increase in the ECO Plan rate.
Revenues attributable to changes in sales growth increased in the second quarter 2007 when compared to the same period in 2006 due to a 6.0% and 5.9% increase in KWH sales to commercial and industrial customers, respectively, primarily due to increase in usage and customer additions after Hurricane Katrina.
Revenues attributable to changes in sales growth increased for year-to-date 2007 when compared to the same period in 2006 due to a 2.2%, 9.8%, and 7.3% increase in KWH sales to residential, commercial, and industrial customers, respectively, primarily due to increase in usage and customer additions after Hurricane Katrina.
Revenues resulting from changes in weather decreased because of mild weather in the second quarter and year-to-date 2007 compared to normal weather in the second quarter and year-to-date 2006.
Fuel revenues increased in the second quarter and year-to-date 2007 when compared to the same periods in 2006. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues — Non-Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$10.1	15.2	$26.1	20.4

Revenues from wholesale sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation. In the second quarter 2007, wholesale revenues from non-affiliates were $76.7 million compared to $66.6 million in

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the same period in 2006. The increase was primarily due to a $9.5 million increase in sales to customers outside Mississippi Power’s service territory compared to the same period in 2006. This increase was due to an $8.4 million increase in energy revenues and a $1.1 million increase in capacity revenues.
For year-to-date 2007, wholesale revenues to non-affiliates were $154.0 million compared to $127.9 million for the same period in 2006. The increase was primarily due to a $14.1 million increase in sales to customers outside Mississippi Power’s service territory, of which a $12.2 million increase was associated with energy revenues and a $1.9 million increase was associated with capacity revenues. The increase in revenues to customers within Mississippi Power’s service territory was $12.0 million, primarily due to an $8.8 million increase in fuel costs and a $3.1 million increase in base revenues due to higher demand by customers.
Wholesale Revenues — Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(1.1)	(10.4)	$6.0	26.7

Revenues from wholesale sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost. In the second quarter 2007, wholesale revenues to affiliates were $9.7 million compared to $10.8 million in the same period in 2006. The decrease was primarily due to a $0.7 million increase in capacity revenues and a $0.4 million decrease in energy revenues, of which a $1.6 million decrease was associated with lower fuel prices, partially offset by a $1.2 million increase associated with increased sales.
For year-to-date 2007, wholesale revenues to affiliates were $28.6 million compared to $22.6 million for the same period in 2006. The increase was primarily due to a $7.4 million increase in energy revenues, of which a $15.1 million increase was associated with increased sales and a $7.7 million decrease was associated with lower fuel prices. This increase was offset by a decrease in capacity revenues of $1.4 million.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$17.8	17.0	$61.3	33.5
Purchased power-non-affiliates	(3.4)	(72.7)	(7.1)	(76.2)
Purchased power-affiliates	(0.3)	(2.0)	(7.0)	(19.1)

Total fuel and purchased power expenses	$14.1		$47.2

In the second quarter 2007, total fuel and purchased power expenses were $140.5 million compared to $126.4 million in the same period in 2006. The net increase in fuel and purchased power expenses was primarily due to a $7.7 million increase in the average cost of fuel and purchased power as well as a $6.4 million increase due to the KWH volume generated or purchased. Details of the individual components follow.
For year-to-date 2007, total fuel and purchased power expenses were $275.6 million compared to $228.4 million for the same period in 2006. The net increase in fuel and purchased power expenses was primarily due to a $16.9 million increase in the average cost of fuel and purchased power as well as a $30.3 million increase due to the KWH volume generated or purchased. Details of the individual components follow.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, fuel expense was $122.2 million compared to $104.4 million in the same period in 2006. The increase was primarily due to a $9.2 million increase in generation from Mississippi Power-owned facilities and an $8.6 million increase in the cost of fuel.
For year-to-date 2007, fuel expense was $243.9 million compared to $182.6 million for the same period in 2006. The increase was primarily due to a $39.5 million increase in generation from Mississippi Power-owned facilities and a $21.8 million increase in the cost of fuel.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.71	3.44	7.8	3.63	3.31	9.7
Purchased power	4.14	4.34	(4.6)	3.77	4.36	(13.5)

In the second quarter 2007, purchased power expense — non-affiliates was $1.3 million compared to $4.6 million in the same period in 2006. The decrease was primarily the result of a 53.5% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand and a 41.3% decrease in the average cost of purchased power per KWH.
For year-to-date 2007, purchased power expense — non-affiliates was $2.2 million compared to $9.3 million for the same period in 2006. The decrease was primarily the result of a 51.8% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand and a 50.7% decrease in the average cost of purchased power per KWH.
In the second quarter 2007, purchased power from affiliates was $17.0 million compared to $17.4 million in the same period in 2006. The decrease was primarily due to a 5.0% decrease in the average cost of purchased power per KWH, partially offset by a 3.2% increase in KWH volume purchased.
For year-to-date 2007, purchased power from affiliates was $29.5 million compared to $36.4 million for the same period in 2006. The decrease was primarily due to a 15.1% decrease in the average cost of purchased power per KWH due to decreased fuel costs and a 4.7% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand.
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
Other Operations Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$2.0	4.8	$8.5	10.9

In the second quarter 2007, other operations expense was $43.1 million compared to $41.1 million in the same period in 2006. The increase was primarily the result of a general increase in operation expenses across all functions resulting from a $1.7 million increase in shared services and other outside services and a $0.7 million

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in company labor, partially offset by a $0.3 million decrease in employee benefit expenses which is primarily due to a decrease in medical expense.
For the year-to-date 2007, other operations expense was $87.0 million compared to $78.4 million for the same period in 2006. The increase was primarily the result of a $3.2 million insurance recovery for storm restoration recognized in 2006, a $2.2 million increase in employee benefit expenses which is primarily due to an increase in medical expense, and a $3.1 million increase in operations expense across all functions resulting primarily from increases in shared services and other outside services.
Maintenance Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(2.0)	(10.5)	$(2.5)	(7.4)

In the second quarter 2007, maintenance expense was $17.3 million compared to $19.4 million in the same period in 2006. The decrease was primarily the result of a $1.8 million decrease in distribution maintenance expense due primarily to the deferral of distribution maintenance expenses pursuant to an April 2007 regulatory accounting order from the Mississippi PSC. See FUTURE EARNINGS POTENTIAL — “FERC and Mississippi PSC Matters — Retail Regulatory Matters” herein for additional information.
For the year-to-date 2007, maintenance expense was $31.3 million compared to $33.8 million for the same period in 2006. The decrease was primarily the result of a $1.1 million decrease in generation maintenance expense primarily due to outage work performed in 2006, and a $1.1 million decrease in distribution maintenance expense due primarily to the deferral of distribution maintenance expenses pursuant to the regulatory accounting order mentioned above.
Depreciation and Amortization

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$3.2	26.3	$5.1	20.8

In the second quarter 2007, depreciation and amortization was $15.2 million compared to $12.0 million in the same period in 2006. The increase was primarily due to a $0.4 million increase in distribution depreciation, a $0.8 million increase in amortization of environmental costs, and a $1.8 million increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
For year-to-date 2007, depreciation and amortization was $29.4 million compared to $24.3 million for the same period in 2006. The increase was primarily due to a $0.6 million increase in distribution depreciation, a $0.6 million increase in amortization of environmental cost expenses, and a $3.7 million increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other than Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(1.0)	$(1.5)	(5.1)

In the second quarter and year-to-date 2007, taxes other than income taxes were $15.5 million and $28.3 million, respectively, compared to $15.7 million and $29.9 million, respectively, in the same periods in 2006. The changes were primarily due to a $0.1 million and $1.4 million decrease in ad valorem taxes for the second quarter and year-to-date 2007, respectively, as compared to the same periods in 2006. The retail portion, or approximately 83%, of the decrease in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause, and, therefore, does not affect net income.
Total Other Income and (Expense)

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$4.5	135.3	$3.8	52.2

In the second quarter 2007, total other income and (expense) was $1.2 million compared to $(3.3) million in the same period in 2006. The change was primarily the result of a $3.7 million contract termination, a $0.9 million increase in income associated with customer projects, and a $0.6 million decrease in interest expense primarily due to interest on early redemption of securities, partially offset by a $0.5 million decrease in interest income related to the recovery mechanism for fuel hedging and energy cost hedging.
For year-to-date 2007, total other income and (expense) was $(3.5) million compared to $(7.2) million for the same period in 2006. The change was primarily the result of a $3.7 million contract termination, a $0.5 million increase in income associated with customer projects, and a $0.6 million decrease in interest expense primarily due to interest on early redemption of securities, partially offset by a $0.9 million decrease in interest income related to the recovery mechanism for fuel hedging and energy cost hedging.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$2.2	16.0	$5.3	23.1

In the second quarter and year-to-date 2007, income taxes were $16.1 million and $28.3 million, respectively, compared to $13.9 million and $23.0 million, respectively, in the same periods in 2006. The increases were due to the increases in pre-tax income.
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
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Regulatory Matters
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. In February 2007, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2007. Mississippi Power requested an average increase for retail customers of 86 cents per 1,000 KWH. This increase represents approximately $7.5 million in annual revenues for Mississippi Power. On April 13, 2007, the Mississippi PSC approved Mississippi Power’s ECO Plan as filed. The new rates became effective in May 2007.
In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007 and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of June 30, 2007, Mississippi Power had incurred and deferred approximately $4.7 million of such costs, which are included in Other Regulatory Assets on the Condensed Balance Sheets herein.
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007 on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. The funds received related to previously incurred storm restoration expenditures have been accounted for as a government grant and have been recorded as a reduction to the regulatory asset that was recorded as the storm restoration expenditures were incurred, in accordance with FASB Statement No. 71 (SFAS No.71), “Accounting for the Effects of Certain Types of Regulation.” The funds received for storm restoration expenditures to be incurred were recorded as a regulatory liability. Mississippi Power will receive the bond proceeds as expenditures are incurred to construct a new storm operations center.
The funds received with respect to the $25.2 million grant were funded through the Mississippi Development Bank’s issuance of tax-exempt bonds. Due to the tax-exempt status to the holders of bonds for federal income tax purposes, the use of the proceeds is limited to expenditures that qualify under the IRC. Prior to the receipt of the proceeds from the tax-exempt bonds in June 2007, management of Mississippi Power represented to the Mississippi Development Bank that all expenditures to date qualify under the IRC. Should Mississippi Power use the proceeds for non-qualifying expenditures, it could be required to return that portion of the proceeds received from the tax-exempt bond issuance that was applied to non-qualifying expenditures. Management expects that all future expenditures will also qualify and that no proceeds will be required to be returned.
In order for the State of Mississippi to repay the bonds issued by the Mississippi Development Bank, the State of Mississippi has established a system restoration charge that will be charged to all retail electric utility customers within Mississippi Power’s service area. This charge will be collected by Mississippi Power through the retail customers’ monthly statement and remitted to the State of Mississippi on a monthly basis. The system restoration charge is the property of the State of Mississippi. Mississippi Power’s only obligation is to collect and remit the proceeds of the charge.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Cost Recovery
Mississippi Power has an established fuel cost recovery factor that is approved by the Mississippi PSC. Over the past several years, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually. The last such filing was made in November 2006. The Mississippi PSC approved an increase in the fuel cost recovery factor effective January 2007 in an amount equal to 4.6% of total retail revenues. At June 30, 2007, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $39.4 million compared to $50.8 million at December 31, 2006. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Other Matters
Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $120.8 million for the first six months of 2007, compared to $17.4 million for the corresponding period in 2006. The $103.4 million increase in cash provided from operating activities in the first six months of 2007 is primarily due to the receipt of grant proceeds of $74.3 million, of which $60 million will be used to fund the property damage reserve and $14.3 million is for recovery of retail operations and maintenance storm restoration costs, the receipt of $21.3 million in external insurance proceeds related to Hurricane Katrina, and from fuel and base rate increases in effect in the first and second quarters 2007 and cash outflows for restoration costs in the second quarter 2006 due to the impact of Hurricane Katrina. Net cash used for investing activities totaled $38 million compared to $107.8 million for the first six months of 2006. This change of $69.8 million is primarily due to the receipt of grant proceeds of $10.9 million related to retail capital storm restoration cost and cash outflows for restoration costs in the second quarter 2006 due to the impact of Hurricane Katrina. Net cash used for financing activities totaled $70.9 million for the first six months of 2007, compared to net cash flow provided from financing activities of $79.3 million for the corresponding period in 2006. This decrease of $150.2 million is primarily due to the redemption of $36.1 million of long-term debt payable to affiliate trust and the decrease in short-term borrowings.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, preferred stock dividends, and trust funding requirements. Mississippi Power has no maturities or redemptions of long-term debt required by June 30, 2008.

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
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2007 approximately $16.1 million of cash and cash equivalents and $181 million of unused committed credit arrangements with banks. Of these unused facilities, $51 million expire in 2007 and $130 million expire in 2008. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2007, Mississippi Power had $50.6 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. These contracts are primarily for physical electricity purchases and sales. At June 30, 2007, the maximum potential collateral requirements were $4.5 million. Mississippi Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Mississippi Power’s total exposure to these types of agreements was $34 million. Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.

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
The fair value of derivative, fuel, and energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$6,643	$(6,360)
Contracts realized or settled	(1,138)	359
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(4,242)	7,264

Contracts at June 30, 2007	$1,263	$1,263

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(1,066)	$(3,712)	$2,646
External sources	2,329	2,329	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$1,263	$(1,383)	$2,646

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(66)
Accumulated other comprehensive income	1,089
Net income	240

Total fair value	$1,263

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
Financing Activities
In April 2007, Mississippi Power redeemed $36.1 million of long-term debt payable to affiliated trusts. In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$98,053	$62,915	$179,170	$114,612
Affiliates	143,925	129,947	253,427	217,270
Other revenues	2,040	777	3,913	1,586

Total operating revenues	244,018	193,639	436,510	333,468

Operating Expenses:
Fuel	58,779	40,245	86,145	54,504
Purchased power —
Non-affiliates	11,181	12,684	22,211	26,655
Affiliates	36,840	26,362	68,127	45,769
Other operations	21,555	16,792	42,444	34,299
Maintenance	8,205	5,519	13,503	11,404
Depreciation and amortization	18,302	15,864	36,696	30,571
Taxes other than income taxes	4,316	3,800	8,027	7,461

Total operating expenses	159,178	121,266	277,153	210,663

Operating Income	84,840	72,373	159,357	122,805
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20,458)	(20,656)	(41,352)	(40,998)
Other income (expense), net	1,185	899	1,103	3,302

Total other income and (expense)	(19,273)	(19,757)	(40,249)	(37,696)

Earnings Before Income Taxes	65,567	52,616	119,108	85,109
Income taxes	25,713	20,795	47,218	33,388

Net Income	$39,854	$31,821	$71,890	$51,721

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$39,854	$31,821	$71,890	$51,721
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $509, $1,048, $(71) and $969, respectively	769	1,625	(122)	1,503
Reclassification adjustment for amounts included in net income, net of tax of $1,249, $1,125, $2,405 and $2,237, respectively	1,921	1,736	3,958	3,468

Total other comprehensive income	2,690	3,361	3,836	4,971

COMPREHENSIVE INCOME	$42,544	$35,182	$75,726	$56,692

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$71,890	$51,721
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	43,874	37,395
Deferred income taxes and investment tax credits, net	32,770	22,753
Deferred revenues	(29,872)	(24,929)
Mark-to-market adjustments	(1,115)	(3,124)
Accumulated deferred billings on construction contract	30,195	7,320
Accumulated deferred costs on construction contract	(8,901)	(3,561)
Other, net	786	840
Changes in certain current assets and liabilities —
Receivables	(55,286)	(7,141)
Fossil fuel stock	(2,928)	(369)
Materials and supplies	(7,853)	(719)
Other current assets	(432)	7,274
Accounts payable	16,458	(27,505)
Accrued taxes	7,007	6,904
Accrued interest	281	114

Net cash provided from operating activities	96,874	66,973

Investing Activities:
Property additions	(88,930)	(94,294)
Change in construction payables, net	(4,096)	(359)
Sale of property to affiliate	—	15,674
Other	(1,405)	(279)

Net cash used for investing activities	(94,431)	(79,258)

Financing Activities:
Increase in notes payable, net	16,374	54,861
Redemptions — Other long term debt	(1,209)	(200)
Payment of common stock dividends	(44,900)	(38,850)
Other	(26)	—

Net cash provided from (used for) financing activities	(29,761)	15,811

Net Change in Cash and Cash Equivalents	(27,318)	3,526
Cash and Cash Equivalents at Beginning of Period	29,929	27,631

Cash and Cash Equivalents at End of Period	$2,611	$31,157

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,382 and $48 capitalized for 2007 and 2006, respectively)	$33,510	$33,891
Income taxes (net of refunds)	$16,681	$4,767
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,611	$29,929
Receivables —
Customer accounts receivable	32,166	16,789
Other accounts receivable	1,046	125
Affiliated companies	73,933	26,215
Fossil fuel stock, at average cost	13,984	11,056
Materials and supplies, at average cost	19,858	19,877
Prepaid service agreements — current	23,827	30,280
Other prepaid expenses	8,698	5,878
Other	3,438	2,006

Total current assets	179,561	142,155

Property, Plant, and Equipment:
In service	2,478,512	2,434,146
Less accumulated provision for depreciation	255,579	219,654

	2,222,933	2,214,492
Construction work in progress	294,667	260,279

Total property, plant, and equipment	2,517,600	2,474,771

Deferred Charges and Other Assets:
Prepaid long-term service agreements	67,772	51,615
Other—
Affiliated	4,306	4,473
Other	17,955	17,929

Total deferred charges and other assets	90,033	74,017

Total Assets	$2,787,194	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$1,209
Notes payable	140,126	123,752
Accounts payable —
Affiliated	49,413	33,205
Other	12,879	16,453
Accrued taxes —
Income taxes	—	393
Other	12,135	2,183
Accrued interest	30,130	29,849
Other	1,817	4,840

Total current liabilities	246,500	211,884

Long-term Debt	1,296,972	1,296,845

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	141,580	106,016
Deferred capacity revenues — Affiliated	9,632	36,313
Other—
Affiliated	8,201	8,958
Other	27,982	5,423

Total deferred credits and other liabilities	187,395	156,710

Total Liabilities	1,730,867	1,665,439

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	854,930	854,933
Retained earnings	238,285	211,295
Accumulated other comprehensive loss	(36,888)	(40,724)

Total common stockholder’s equity	1,056,327	1,025,504

Total Liabilities and Stockholder’s Equity	$2,787,194	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 vs. SECOND QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$8.1	25.2	$20.2	39.0

Southern Power’s net income for the second quarter 2007 was $39.9 million compared to $31.8 million for the corresponding period of 2006. Year-to-date earnings were $71.9 million compared to $51.7 million for the corresponding period in 2006. These increases were primarily the result of increased energy sales from existing resources due to more favorable weather than the corresponding periods in 2006. Also contributing to the increase in income were additional sales from the acquisitions of Plant DeSoto in June 2006 and Plant Rowan in September 2006.
Wholesale Revenues — Affiliates and Wholesale Revenues — Non-Affiliates

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$49.1	25.5	$100.7	30.3

Wholesale revenues for the second quarter 2007 were $242.0 million compared to $192.9 million for the corresponding period of 2006. Wholesale revenues for year-to-date 2007 were $432.6 million compared to $331.9 million for the corresponding period of 2006. Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in accordance with the IIC, as approved by the FERC. In the second quarter and year-to-date 2007, wholesale revenues to non-affiliates and affiliates increased when compared to the corresponding periods in 2006. Wholesale revenues to non-affiliates increased $35.1 million and $64.6 million during the respective periods, primarily due to short-term market energy sales and sales from Plants DeSoto and Rowan. Wholesale revenues to affiliates increased $14.0 million and $36.2 million during the respective periods, primarily due to increased demand under existing PPAs with affiliates as a result of favorable weather within the Southern Company service territory as well as higher fuel revenues due to an increase in natural gas prices in the second quarter and year-to-date.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Plant Acquisitions” and “Power Sales Agreements” herein for additional information.
Other Revenues

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$1.2	162.5	$2.3	146.7

Other revenues for the second quarter 2007 were $2.0 million compared to $0.8 million for the corresponding period of 2006. Other revenues for year-to-date 2007 were $3.9 million compared to $1.6 million for the corresponding period of 2006. These increases were primarily due to transmission revenues related to a PPA which provides for recovery of substantially all direct transmission costs. These transmission revenues do not have a significant impact on net income since they are generally offset by associated expenses.
Fuel and Purchased Power Expenses

	Second Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Second Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$18.5	46.1	$31.6	58.1
Purchased power-non-affiliates	(1.5)	(11.8)	(4.4)	(16.7)
Purchased power-affiliates	10.5	39.7	22.4	48.8

Total fuel and purchased power expenses	$27.5		$49.6

In the second quarter 2007, total fuel and purchased power expenses were $106.8 million compared to $79.3 million for the corresponding period in 2006. For year-to-date 2007, total fuel and purchased power expenses were $176.5 million compared to $126.9 million for the same period in 2006. These increases were primarily due to increased generation and purchases in order to meet the higher energy sales as well as higher fuel costs due to an increase in the average cost of fuel.
Other Operations Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$4.8	28.4	$8.1	23.7

In the second quarter 2007, other operations expense was $21.6 million compared to $16.8 million for the corresponding period in 2006. This increase was primarily due to approximately $0.9 million of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
additional administrative and general expense as a result of costs incurred to implement the FERC compliance plan, (see FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” herein for additional information), $1.3 million of increased operations expense primarily related to costs associated with the newly acquired Plants DeSoto and Rowan, and $2.6 million increased transmission expenses partially related to a PPA which provides for recovery of substantially all direct transmission costs.
For year-to-date 2007, other operations expense was $42.4 million compared to $34.3 million in the same period in 2006. This increase was primarily due to approximately $2.1 million of additional administrative and general expense as a result of costs incurred to implement the FERC compliance plan, (see FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” herein for additional information), $2.8 million of increased operations expense primarily related to the newly acquired Plants DeSoto and Rowan, and $3.3 million increased transmission expenses partially related to a PPA which provides for recovery of substantially all direct transmission costs.
Maintenance Expense

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$2.7	48.7	$2.1	18.4

In the second quarter 2007, maintenance expense was $8.2 million compared to $5.5 million for the corresponding period in 2006. For year-to-date 2007, maintenance expense was $13.5 million compared to $11.4 million for the same period in 2006. These increases were primarily due to the timing of plant maintenance activities and the additions of Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively.
Depreciation and Amortization

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$2.4	15.4	$6.1	20.0

In the second quarter 2007, depreciation and amortization was $18.3 million compared to $15.9 million for the corresponding period in 2006. This increase was primarily a result of additional plant in service related to Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively.
For year-to-date 2007, depreciation and amortization was $36.7 million compared to $30.6 million for the same period in 2006. This increase was primarily a result of additional plant in service related to Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively. These new plants contributed $5.5 million to the year-to-date increase. Higher depreciation rates also contributed approximately $0.8 million to the year-to-date 2007 expense due to the change in rates adopted in March 2006. See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K for additional information.
Taxes Other than Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$0.5	13.6	$0.5	7.6

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2007, taxes other than income taxes were $4.3 million compared to $3.8 million for the corresponding period in 2006. For year-to-date 2007, taxes other than income taxes were $8.0 million compared to $7.5 million for the corresponding period in 2006. These increases were primarily due to ad valorem taxes associated with the additions of Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$(0.2)	(1.0)%	$0.4	0.9%

In the second quarter 2007, interest expense, net of amounts capitalized was $20.5 million compared to $20.7 million for the corresponding period in 2006. For year-to-date 2007, interest expense, net of amounts capitalized was $41.4 million compared to $41.0 million for the corresponding period in 2006. During these respective periods, interest expense increased by $3.7 million and $7.7 million due to an increase in commercial paper outstanding as well as an increase in short-term interest rates. These increases were offset by capitalized interest, which increased during the respective periods by $3.9 million and $7.3 million due to construction activity.
Other Income (Expense), Net

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$0.3	31.8	$(2.2)	(66.6)

In the second quarter 2007, other income (expense), net was $1.2 million compared to $0.9 million for the corresponding period in 2006. This increase was primarily due to unrealized mark-to-market gains on derivative positions recognized in the second quarter 2007.
For year-to-date 2007, other income (expense), net was $1.1 million compared to $3.3 million for the same period in 2006. This decrease was primarily due to unrealized mark-to-market gains on derivative positions recognized in the first quarter of 2006 partially offset by additional unrealized mark-to-market gains on derivative positions recognized in the second quarter 2007.
Income Taxes

Second Quarter 2007 vs. Second Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006

(change in millions)	(% change)	(change in millions)	(% change)
$4.9	23.6	$13.8	41.4

In the second quarter 2007, income taxes were $25.7 million compared to $20.8 million for the corresponding period in 2006. For year-to-date 2007, income taxes were $47.2 million compared to $33.4 million in the same period in 2006. These increases were primarily due to higher earnings before taxes. Other factors include a higher state tax rate due to changes in state tax apportionment rules and new activity in the state of North Carolina related to the newly acquired Plant Rowan.

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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding, and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.
In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters — Intercompany Interchange Contract” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to average approximately $9 million annually.
Integrated Gasification Combined Cycle (IGCC) Project
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Construction Projects — Integrated Gasification Combined Cycle (IGCC)” of Southern Power in Item 7 of the Form 10-K for information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. Since the definitive agreements relating to the development of the project were executed in December 2005, the estimated costs of the gasifier portion have increased due primarily to increases in commodity costs and increased market demand for labor. Southern Power had the option under the original agreements to end its participation in the gasifier portion of the project at the end of the project definition phase, which has been completed. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the project. Southern Power and OUC will share 65% and 35% of the estimated cost increase, respectively, under the proposed amended agreements. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. On May 8, 2007, SCS, as agent for Southern Power, and the DOE entered into an amendment to the February 2006 cooperative agreement to increase the DOE’s funding for the gasifier portion of the project by $58.75 million.
Power Sales Agreements
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
In October 2006, Southern Power entered into a PPA with Gulf Power for 292 MW annually from June 2009 through May 2014 from Plant Dahlberg. The Florida PSC approved the agreement on March 27, 2007. The FERC approved the agreement on July 13, 2007.
In April 2007, Southern Power entered into two PPAs with Georgia Power. Under the first agreement, Southern Power will provide Georgia Power with a total of 561 MW of capacity annually for the period from June 2010 through May 2017 from Plant Wansley. Under the second agreement, Southern Power will provide Georgia Power with a total of 292 MW of capacity annually for the period June 2010 through May 2025 from Plant Dahlberg. The contracts provide for fixed capacity payments and variable energy payments based on actual energy delivered. These contracts are contingent upon approval from the Georgia PSC and the FERC. The final outcome of this matter cannot now be determined.
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
Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from any such proceedings would have a material adverse effect on Southern Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition and liquidity position remained stable at June 30, 2007. Net cash provided from operating activities totaled $96.9 million for the first six months of 2007, compared to $67.0 million for the corresponding period in 2006. The $29.9 million increase in cash provided from operating activities in the first six months of 2007 is primarily due to the increase in net income, as previously discussed, and cash received under billings for the engineering, procurement, and construction services to build a combined cycle unit for OUC. Net cash used for investing activities totaled $94.4 million primarily due to gross property additions to utility plant of $88.9 million in the first six months of 2007. These additions were primarily related to ongoing construction activity at Plants Franklin and Oleander. Net cash used for financing activities totaled $29.8 million for the first six months of 2007, compared to cash provided of $15.8 million for the corresponding period in 2006. This change was primarily due to higher commercial paper borrowings in the first six months of 2006 related to the acquisition of Plant DeSoto. Southern Power paid dividends to Southern Company of $44.9 million in the first six months of 2007.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments, and long-term service agreements. The total estimated cost of the gasifier portion of the IGCC project for Southern Power has increased to $212 million. As a result of the increases in commodity costs and an increase in market demand for labor, the capital program of Southern Power is projected to be $257.8 million for 2007, $537.1 million for 2008, and $865.0 million for 2009. These projections include Southern Power’s share of the gasifier portion of the IGCC project cost increase. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Integrated Gasification Combined Cycle (IGCC) Project” herein for additional information.
In June, July, and August 2007, Southern Power entered into agreements to purchase power in the years 2007 to 2010. These purchase commitments will be $1.6 million, $5.4 million, $10.9 million, and $10.9 million in the respective years.

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
Southern Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Southern Power had at June 30, 2007 approximately $2.6 million of cash and cash equivalents and a $400 million unused committed credit facility with a 2011 maturity. Subsequent to June 30, 2007, Southern Power and its lenders extended the maturity of its credit facility from 2011 to 2012. Southern Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. At June 30, 2007, Southern Power had approximately $140.1 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At June 30, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $255 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $479 million. In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Power Company LLC that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the PPA. Subsequent to June 30, 2007, Southern Power entered into a contract for electric capacity and energy. This contract also contains a provision that could require collateral, but not accelerated payment, in the event of a change in credit rating of Southern Power. Under this agreement, the additional potential collateral requirement at a rating below BBB- or Baa3 is $1.5 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Southern Power, along with the other members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2007, Southern Power’s total exposure to these types of agreements was $34 million. Subsequent to June 30, 2007, certain Southern Company subsidiaries entered into additional agreements which could increase this exposure. The increase in exposure, if any, is currently $8 million.

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
The fair value of changes in derivative energy contracts at June 30, 2007 was as follows:

	Second Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(32)	$1,850
Contracts realized or settled	(263)	(1,641)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	3,066	2,562

Contracts at June 30, 2007	$2,771	$2,771

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of June 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$620	$416	$204
External sources	2,151	2,151	—
Models and other methods	—	—	—

Contracts at June 30, 2007	$2,771	$2,567	$204

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$1,569
Accumulated other comprehensive loss	1,202

Total fair value	$2,771

Unrealized pre-tax gains recognized in income for the three months and six months ended June 30, 2007 for derivative energy contracts that are not hedges were $1.5 million and $1.1 million, respectively.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the six months ended June 30, 2007.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, E, F, G, H, I, J, K, L

Alabama Power	A, B, F, G, I, J, L

Georgia Power	A, B, F, G, H, I, K, L

Gulf Power	A, B, F, G, I

Mississippi Power	A, B, D, F, G, I

Southern Power	A, B, F, I

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2006 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the latest Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of Southern Company, the traditional operating companies, and Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

ENVIRONMENTAL MATTERS

New Source Review Litigation

See Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Alabama Power and Georgia Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their respective coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. On April 26, 2007, the plaintiffs filed a motion to vacate and remand the U.S. District Court for the Northern District of Alabama’s decision in the Alabama Power case based on the Supreme Court’s decision in Duke Energy. On June 7, 2007, the Eleventh Circuit declined the plaintiffs’ request and instead issued a brief stay of appeal to allow the plaintiffs to file a motion for relief from judgment with the District Court in light of the Supreme Court’s decision in Duke Energy. On July 23, 2007, the plaintiffs filed such a motion. If the District Court grants the motion, the Eleventh Circuit will remand the case back to the District Court for further proceedings. If the motion is denied, the Eleventh Circuit will retain jurisdiction over the case and the appeal will move forward. The final resolution of these claims is dependent on these appeals and possible further court action and, therefore, cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Plant Wansley Environmental Litigation

See Note 3 to the financial statements of Southern Company and Georgia Power under “Environmental Matters — Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K for additional information on litigation involving alleged violations of the Clean Air Act at four of the units at Plant Wansley. On June 18, 2007, the U.S. District Court for the Northern District of Georgia approved a settlement between the parties resolving all remaining issues and dismissed the case. There was no material impact on the financial statements of Southern Company or Georgia Power.

Environmental Remediation

During the second quarter 2007, Gulf Power increased its estimated liability for environmental remediation projects by $12.8 million as a result of changes in the costs estimates to remediate substation sites. These projects have been approved by the Florida PSC for recovery through the environmental cost recovery clause; therefore, there was no impact on Gulf Power’s net income as a result of these revised estimates. See Note 3 to the financial statements of Gulf Power under “Environmental Matters — Environmental Remediation” in Item 8 of the Form 10-K for additional information.

MIRANT MATTERS

Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the U.S. and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Bankruptcy” in Item 8 of the Form 10-K for information regarding Southern Company’s contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation, and joint and several liabilities in connection with the consolidated federal income tax return.

MC Asset Recovery Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.

Mirant Securities Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. On March 6, 2007, the court granted

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. The ultimate outcome of this matter cannot be determined at this time.

Southern Company Employee Savings Plan Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the pending settlement of a class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. On June 12, 2007, the U.S. District Court for the Northern District of Georgia issued a preliminary approval of the December 2006 settlement agreement and set a fairness hearing for August 2007. If approved, there will be no material impact on Southern Company’s financial statements. Pending final settlement approval, the ultimate outcome of this matter cannot now be determined.

FERC MATTERS

Market-Based Rate Authority

See Note 3 to the financial statements of Southern Company, the traditional operating companies and Southern Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.

In late June and July 2007, hearings were held in the December 2004 proceeding and Southern Company anticipates a decision in November 2007. On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding, based upon its final approval of the settlement in the IIC proceeding discussed below.

In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.

Intercompany Interchange Contract

See Note 3 to the financial statements of Southern Company, the traditional operating companies and Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.

On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
and information restrictions related to marketing activities conducted on behalf of Southern Power. Implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to average approximately $9 million annually.

INCOME TAX MATTERS

Leveraged Lease Transactions

See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 — 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 — 2001 tax years. The estimated amount of disputed tax and interest for tax years 2002 and 2003 is approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2006, Southern Company has claimed $284 million in tax benefits related to these SILO transactions challenged by the IRS. The ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation, but could be significant, and potentially material. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through administrative appeals or litigation; however, the ultimate outcome of these matters cannot now be determined.

Effective January 1, 2007, Southern Company adopted both FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. FSP 13-2 amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FIN 48 and any changes resulting from FIN 48 must be reflected as a change in an important lease assumption as of the date of adoption. In adopting these standards, Southern Company concluded that a portion of the SILO tax benefits were uncertain tax positions, as defined in FIN 48. Accordingly, Southern Company also concluded that there was a change in the projected income tax cash flows and, as required by FSP 13-2, recalculated the rate of return and allocation of income under the lease-in-lease-out (LILO) and SILO transactions.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
FSP 13-2 will be recognized as income over the remaining terms of the affected leases. Any future changes in the projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income.

Synthetic Fuel Tax Credits

Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $7.3 million have been recorded in the first six months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices.

PROPERTY TAX DISPUTE

See Note 3 to the financial statements of Georgia Power and Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. The suit could impact all co-owners. Georgia Power and Gulf Power could be subject to total taxes through June 30, 2007 of up to $20.4 million and $3.9 million, respectively, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.

(C)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segment is the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $144 million and $253 million for the three month and six months ended June 30, 2007, respectively, and $130 million and $217 million for the three month and six months ended June 30, 2006, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2007:
Operating revenues	$3,658	$245	$(182)	$3,721	$98	$(47)	$3,772
Segment net income (loss)	383	40	—	423	6	—	429
Six Months Ended June 30, 2007:
Operating revenues	$6,952	$437	$(322)	$7,067	$199	$(85)	$7,181
Segment net income (loss)	667	72	—	739	30	(1)	768
Total assets at June 30, 2007	$40,197	$2,787	$(145)	$42,839	$1,994	$(688)	$44,145

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2006:
Operating revenues	$3,489	$193	$(155)	$3,527	$103	$(38)	$3,592
Segment net income (loss)	362	32	—	394	(7)	(2)	385
Six Months Ended June 30, 2006:
Operating revenues	$6,453	$333	$(262)	$6,524	$207	$(76)	$6,655
Segment net income (loss)	601	52	—	653	(6)	—	647
Total assets at December 31, 2006	$38,825	$2,691	$(110)	$41,406	$1,933	$(481)	$42,858

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three months Ended June 30, 2007	$3,105	$487	$129	$3,721
Three months Ended June 30, 2006	2,971	440	116	3,527

Six months Ended June 30, 2007	$5,849	$968	$250	$7,067
Six months Ended June 30, 2006	5,442	855	227	6,524

(D)	MISSISSIPPI POWER RETAIL REGULATORY MATTERS

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. In February 2007, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2007. Mississippi Power requested an average increase for retail customers of 86 cents per 1,000 KWH. This increase represents approximately $7.5 million in annual revenues for Mississippi Power. On April 13, 2007, the Mississippi PSC approved Mississippi Power’s ECO Plan as filed. The new rates became effective in May 2007.

In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007 and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of June 30, 2007, Mississippi Power had incurred and deferred approximately $4.7 million of such costs, which are included in Other Regulatory Assets on the Condensed Balance Sheets herein.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007 on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. The funds received related to previously incurred storm restoration expenditures have been accounted for as a government grant and have been recorded as a reduction to the regulatory asset that was recorded as the storm restoration expenditures were incurred, in accordance with FASB Statement No. 71 (SFAS No.71), “Accounting for the Effects of Certain Types of Regulation.” The funds received for storm restoration expenditures to be incurred were recorded as a regulatory liability. Mississippi Power will receive the bond proceeds as expenditures are incurred to construct a new storm operations center.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The funds received with respect to the $25.2 million grant were funded through the Mississippi Development Bank’s issuance of tax-exempt bonds. Due to the tax-exempt status to the holders of bonds for federal income tax purposes, the use of the proceeds is limited to expenditures that qualify under the IRC. Prior to the receipt of the proceeds from the tax-exempt bonds in June 2007, management of Mississippi Power represented to the Mississippi Development Bank that all expenditures to date qualify under the IRC. Should Mississippi Power use the proceeds for non-qualifying expenditures, it could be required to return that portion of the proceeds received from the tax-exempt bond issuance that was applied to non-qualifying expenditures. Management expects that all future expenditures will also qualify and that no proceeds will be required to be returned.

In order for the State of Mississippi to repay the bonds issued by the Mississippi Development Bank, the State of Mississippi has established a system restoration charge that will be charged to all retail electric utility customers within Mississippi Power’s service area. This charge will be collected by Mississippi Power through the retail customers’ monthly statement and remitted to the State of Mississippi on a monthly basis. The system restoration charge is the property of the State of Mississippi. Mississippi Power’s only obligation is to collect and remit the proceeds of the charge.

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

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

As reported shares	755,137	742,515	752,698	742,355
Effect of options	4,709	3,872	4,898	4,370

Diluted shares	759,846	746,387	757,596	746,725

(F)	FINANCIAL INSTRUMENTS

See Note 6 to the financial statements of Southern Company, the traditional operating companies, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At June 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/ liabilities, net	$(36.2)	$(12.6)	$(21.5)	$(2.1)	$—	$—
Accumulated other comprehensive income (loss)	2.2	(0.1)	—	—	1.1	1.2
Net income (loss)	1.8	—	—	—	0.2	1.6

Total fair value	$(32.2)	$(12.7)	$(21.5)	$(2.1)	$1.3	$2.8

For the three months and six months ended June 30, 2007, the unrealized gain recognized in income for derivative energy contracts that are not hedges was $1.7 million and $1.5 million, respectively, for Southern Company, was $1.5 million and $1.1 million, respectively, for Southern Power, and was immaterial for the traditional operating companies. For the three months and six months ended June 30, 2006, the unrealized gain recognized in income was $0.7 million and $3.7 million, respectively, for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Southern Company, was $0.7 million and $3.0 million, respectively, for Southern Power, and was immaterial for the traditional operating companies.
The amounts reclassified from other comprehensive income to fuel expense and revenues for the three- and six-month periods ending June 30, 2007 and 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three and six months ended June 30, 2007 and 2006. The amounts expected to be reclassified from other comprehensive income to fuel expense and revenue for the next twelve-month period ending June 30, 2008 is also immaterial for each registrant.
During 2006 and 2007, Southern Company entered into derivative transactions to reduce its exposure to a potential phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At June 30, 2007, the fair value of all derivative transactions related to synthetic fuel production was a $15.7 million net asset. For the three and six months ended June 30, 2007, the fair value loss recognized in income to mark the transactions to market was $6.5 million and $0.2 million, respectively. For the three and six months ended June 30, 2006, the fair value gain recognized in income for similar derivative transactions was $3.9 million.
At June 30, 2007, Southern Company had $1.4 billion notional amount of interest rate derivatives outstanding with net fair value gains of $23.4 million as follows:
Cash Flow Hedges

			Weighted		Fair Value
		Variable	Average	Hedge	Gain (Loss)
	Notional	Rate	Fixed Rate	Maturity	June 30, 2007
	Amount	Received	Paid	Date	(in millions)

Alabama Power*	$100 million	3-month LIBOR	6.15%	November 2017	$—
Alabama Power*	$100 million	3-month LIBOR	6.15%	December 2017	0.1
Georgia Power*	$300 million	3-month LIBOR	5.75%	July 2037	4.1
Georgia Power**	$400 million	Floating	3.85%	December 2007	—
Georgia Power	$100 million	3-month LIBOR	5.10%	December 2017	4.3
Georgia Power	$225 million	3-month LIBOR	5.26%	March 2018	7.1
Georgia Power	$100 million	3-month LIBOR	5.12%	June 2018	4.2
Georgia Power	$14 million	BMA Index	2.50%	December 2007	0.1
Gulf Power	$80 million	3-month LIBOR	5.10%	July 2018	3.5

*	Interest rate collar showing rate cap

**	Interest rate collar with variable rate based on one-month LIBOR (showing rate cap)
The amount reclassified from other comprehensive income to interest expense for the three and six-month periods ending June 30, 2007 was a loss of $3.8 million and $7.3 million, respectively, for Southern Company, was a loss of $3.3 million and $6.6 million, respectively, for Southern Power, and was immaterial for the traditional operating companies. For the comparative three and six-month periods in 2006, the amount was a gain of $2.6 million and $5.3 million, respectively for Alabama Power, was a loss of $3.0 million and $5.9 million, respectively, for Southern Power, and was immaterial for all other registrants. No material ineffectiveness has been recorded in net income for any of the periods reported.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next twelve-month period ending June 30, 2008, the following table reflects the estimated pre-tax losses that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(16.5)
Alabama Power	(0.8)
Georgia Power	(1.4)
Gulf Power	(0.6)
Southern Power	(13.8)
(G)	RETIREMENT BENEFITS

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three- and six-month periods ended June 30, 2007 and 2006 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2007
Service cost	$36	$8	$12	$1	$1
Interest cost	80	20	32	3	3
Expected return on plan assets	(121)	(36)	(48)	(5)	(4)
Recognized net (gain)/loss	9	2	3	1	1
Net amortization	1	1	—	—	—

Net cost (income)	$5	$(5)	$(1)	$—	$1

Six Months Ended June 30, 2007
Service cost	$73	$17	$25	$3	$3
Interest cost	161	41	63	7	7
Expected return on plan assets	(241)	(73)	(97)	(11)	(9)
Recognized net (gain)/loss	19	5	7	1	1
Net amortization	3	1	1	—	—

Net cost (income)	$15	$(9)	$(1)	$—	$2

Three Months Ended June 30, 2006
Service cost	$38	$9	$13	$1	$2
Interest cost	75	19	28	4	4
Expected return on plan assets	(114)	(35)	(46)	(5)	(5)
Recognized net (gain)/loss	4	1	1	—	—
Net amortization	7	3	2	1	—

Net cost (income)	$10	$(3)	$(2)	$1	$1

Six Months Ended June 30, 2006
Service cost	$76	$18	$25	$3	$4
Interest cost	150	38	56	7	7
Expected return on plan assets	(228)	(70)	(91)	(10)	(9)
Recognized net (gain)/loss	8	2	2	—	—
Net amortization	14	5	4	1	—

Net cost (income)	$20	$(7)	$(4)	$1	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2007
Service cost	$7	$2	$2	$1	$1
Interest cost	26	7	11	1	1
Expected return on plan assets	(13)	(5)	(6)	(1)	(1)
Net amortization	10	3	5	1	—

Net cost (income)	$30	$7	$12	$2	$1

Six Months Ended June 30, 2007
Service cost	$14	$4	$5	$1	$1
Interest cost	53	14	23	2	2
Expected return on plan assets	(26)	(10)	(13)	(1)	(1)
Net amortization	20	6	10	1	1

Net cost (income)	$61	$14	$25	$3	$3

Three Months Ended June 30, 2006
Service cost	$8	$2	$2	$1	$1
Interest cost	24	7	11	1	1
Expected return on plan assets	(12)	(5)	(6)	(1)	(1)
Net amortization	10	3	5	—	1

Net cost (income)	$30	$7	$12	$1	$2

Six Months Ended June 30, 2006
Service cost	$15	$4	$5	$1	$1
Interest cost	49	13	21	2	2
Expected return on plan assets	(24)	(9)	(12)	(1)	(1)
Net amortization	21	6	10	—	1

Net cost (income)	$61	$14	$24	$2	$3

(H)	EFFECTIVE TAX RATES

Southern Company’s effective tax rate decreased in the six months ended June 30, 2007 as compared to 2006, largely due to the impact of synthetic fuel tax credits net of reserves, as well as increases in certain state tax credits and AFUDC equity recorded by Georgia Power. See Note 5 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K for information on each company’s effective income tax rate.

Southern Company recorded synthetic fuel tax credits as of the six months ended June 30, 2007 that are $28.2 million less than the synthetic fuel tax credits recorded for the same period in 2006, which resulted in an increase in income tax expense. The increase in income tax expense was offset by a $34 million reduction to tax credit reserves during the same period in 2007 as compared to 2006. See Note (B) herein for additional information regarding the production of synthetic fuel tax credits in 2007. The impact of the reduction in synthetic fuel tax credits and these reserves is a decrease in Southern Company’s effective tax rate for the six months ended June 30, 2007 as compared to the same period in 2006.

In connection with its construction program, Georgia Power recorded increases of approximately $8.2 million and $15.4 million in AFUDC equity, which is not taxable, during the three months and six months ended June 30, 2007, as compared to the prior year. Georgia Power also recorded certain state income tax credits, which together with the increased AFUDC equity, resulted in a lower effective

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
income tax rate for the three and six months ended June 30, 2007 when compared to the same periods in 2006.

In September 2006, Georgia Power filed its 2005 income tax returns, which included certain other state income tax credits. Georgia Power has also filed similar claims for the years 2001 through 2004. The Georgia Department of Revenue has not responded to these claims. If Georgia Power prevails, such claims could have a significant, and possibly material, effect on Georgia Power’s net income. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. If Georgia Power is not successful, payment of the related state tax credits could have a significant, and possibly material, effect on Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.

(I)	ADOPTION OF FIN 48

On January 1, 2007, Southern Company, the traditional operating companies, and Southern Power adopted FIN 48, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Prior to adoption of FIN 48, Southern Company had unrecognized tax benefits of approximately $65 million, which included approximately $62 million for Georgia Power. As of adoption, an additional $146 million of unrecognized tax benefits were recorded, which resulted in a total balance of $211 million. The $146 million is associated with a tax timing difference which was recorded by reclassifying a deferred tax liability to an unrecognized tax benefit. Of the total $211 million unrecognized tax benefits, $65 million would impact Southern Company’s effective tax rate if recognized, which includes $62 million for Georgia Power. For the first six months of 2007, the total amount of unrecognized tax benefits increased by $23 million, resulting in a balance of $234 million as of June 30, 2007. Of the $23 million increase in unrecognized tax benefits, $12 million would impact Southern Company’s effective tax rate if recognized.

Southern Company classifies interest on tax uncertainties as interest expense. The net amount of interest accrued as of adoption was $24 million. The impact of adopting FIN 48 on Southern Company’s financial statements was a reduction to beginning 2007 retained earnings of approximately $15 million. The other registrants’ retained earnings balances were not impacted by the adoption of FIN 48. Net interest accrued for the six months ended June 30, 2007 was $1.6 million.

Southern Company files a consolidated federal income tax return. The IRS has audited and closed all tax returns prior to 2004. Southern Company also files income tax returns in various states. The audits for these returns have either been concluded, or the statute of limitations has expired, for years prior to 2002.

Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a refund of taxes and interest paid related to several SILO transactions. It is possible that a settlement of the litigation could occur within the next 12 months. In addition, certain tax-related state statutes of limitation will expire and certain state tax examinations will be concluded prior to June 30, 2008. Southern Company does not anticipate that the unrecognized tax benefits will significantly change as a result of these occurrences. See Note (B) herein for additional information regarding the implementation of FIN 48 and current litigation concerning deductions related to the SILO transactions.

(J)	ALABAMA POWER RETAIL REGULATORY MATTERS

Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of June 30, 2007 totaled $375 million as compared to $301 million at December 31, 2006. As a result of the increasing level of under recovered fuel costs, on June 18, 2007, the Alabama PSC ordered Alabama Power to increase its Rate ECR factor to 3.1 cents per KWH from 2.4 cents per KWH, effective with billings beginning July 2007 for the 30-month period ending December 2009. This change represents on average an increase of approximately $7.37 per month for a

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
customer billing of 1,000 KWH. This increase is intended to permit the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2009. During the 30-month period, Alabama Power will be allowed to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying costs. As a result of the order, Alabama Power classified $128 million of the under recovered regulatory clause receivable as deferred charges and other assets in the Condensed Balance Sheet as of June 30, 2007 herein.

As of December 31, 2006, Alabama Power had a deficit balance in the deferred natural disaster reserve account of approximately $16.8 million. In June 2007, Alabama Power fully recovered its prior storm costs related to Hurricanes Dennis and Katrina. As a result customer rates decreased by $1.73 per month per residential customer account and $4.29 per month per non-residential customer account beginning with July 2007 billings. Alabama Power continues to collect a monthly Rate NDR charge to establish and maintain a target reserve balance of $75 million for future storms. At June 30, 2007, Alabama Power had accumulated a balance of $19.1 million in the target reserve for future storms, which is included in the balance sheets under “Other Regulatory Liabilities.” See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for additional information.

(K)	GEORGIA POWER RETAIL REGULATORY MATTERS

On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406.7 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operation, maintenance, and other investment costs to meet the rising demand for electricity.

Georgia Power is currently operating under a three-year retail rate order that expires December 31, 2007. Under the terms of the existing order, earnings are evaluated annually against a retail return on common equity range of 10.25% to 12.25%. Two-thirds of any earnings above the 12.25% return are applied to rate refunds, with the remaining one-third retained by Georgia Power. The order required Georgia Power to file a general rate case by July 1, 2007. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $191 million, or 2.65%, and $45 million, or 0.61%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company and Georgia Power under “Georgia Power Retail Regulatory Matters” and “Retail Regulatory Matters — Rate Plans,” respectively, in Item 8 of the Form 10-K for additional information.

(L)	NUCLEAR FUEL DISPOSAL COST LITIGATION

See Note 1 to the financial statements of Southern Company, Alabama Power and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the DOE for breach of contracts related to the disposal of spent nuclear fuel. On July 9, 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. The DOE has 60 days from the date of the order to file an appeal. The final outcome of this matter cannot be determined at this time, but no material impact on net income is expected. No amounts have been recognized in the financial statements as of June 30, 2007.

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
Item 4. Submission of Matters to a Vote of Security Holders.
Southern Company
Southern Company held its annual meeting of shareholders on May 23, 2007. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

Nominees	Shares For	Shares Withheld
Juanita Powell Baranco	573,601,497	11,269,320
Dorrit J. Bern	572,368,547	12,502,270
Francis S. Blake	571,005,192	13,865,625
Thomas F. Chapman	574,151,272	10,719,545
H. William Habermeyer, Jr.	574,072,951	10,797,866
Donald M. James	568,522,602	16,348,215
J. Neal Purcell	574,310,091	10,560,726
David M. Ratcliffe	572,071,967	12,798,850
William G. Smith, Jr.	574,105,180	10,765,637
Gerald J. St. Pé	571,645,018	13,225,799
In addition, at the annual meeting, shareholders were asked to vote for the ratification of the appointment of the independent registered public accounting firm. The vote tabulation was 575,472,675 shares for, 3,257,594 shares against, and 6,140,548 shares abstaining. As a result of this vote, the appointment of the independent registered public accounting firm was ratified. Shareholders were also entitled to vote on the shareholder proposal on an environmental report. The vote tabulation was 39,012,562 shares for, 317,362,556 shares against, and 53,862,045 shares abstaining. As a result of this vote, the shareholder proposal on an environmental report was not approved.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
Alabama Power
Alabama Power held its annual meeting of common shareholders and preferred shareholders on May 24, 2007, and the following persons were elected to serve as directors of Alabama Power:

Whit Armstrong	Robert D. Powers
David J. Cooper, Sr.	David M. Ratcliffe
John D. Johns	C. Dowd Ritter
Patricia M. King	James H. Sanford
James K. Lowder	John C. Webb, IV
Charles D. McCrary	James W. Wright
Malcolm Portera
All 14,000,000 of the shares of Alabama Power’s common stock outstanding on the record date were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted. None of the shares of preference stock were entitled to vote.
     Georgia Power
Georgia Power held its annual meeting of common shareholders and preferred shareholders on May 16, 2007, and the following persons were elected to serve as directors of Georgia Power:

Gus H. Bell, III	Jimmy C. Tallent
Robert L. Brown, Jr.	D. Gary Thompson
Ronald D. Brown	Richard W. Ussery
Anna R. Cablik	William Jerry Vereen
Michael D. Garrett	E. Jenner Wood, III
David M. Ratcliffe
All of the 9,261,500 outstanding shares of Georgia Power’s common stock were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of Class A preferred stock were voted.
     Gulf Power
By written consent, in lieu of the annual meeting of stockholders of Gulf Power, effective June 26, 2007, the following persons were elected to serve as directors of Gulf Power:

C. LeDon Anchors	William A. Pullum
William C. Cramer, Jr.	Winston E. Scott
Fred C. Donovan, Sr.	Susan N. Story
All of the 1,792,717 outstanding shares of Gulf Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preference stock were entitled to vote.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
Mississippi Power
Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 16, 2007, and the following persons were elected to serve as directors of Mississippi Power:

Roy Anderson, III	Christine L. Pickering
Tommy E. Dulaney	George A. Schloegel
Warren A. Hood, Jr.	Philip J. Terrell
Robert C. Khayat	Anthony J. Topazi
Aubrey B. Patterson, Jr.
All of the 1,121,000 outstanding shares of Mississippi Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.
     Southern Power
By written consent, in lieu of the annual meeting of stockholders of Southern Power, effective May 15, 2007, the number of directors constituting the board of directors was set at four and the following persons were elected to serve as directors of Southern Power:

William P. Bowers	G. Edison Holland, Jr.
Thomas A. Fanning	David M. Ratcliffe
All of the 1,000 outstanding shares of Southern Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.
Item 5. Other Information.
     Termination of Material Definitive Agreements
On August 1, 2007, the Amended and Restated Operating Agreements between Alabama Power and Georgia Power, respectively, and Southern Power were terminated. Pursuant to the terms of such operating agreements, Alabama Power and Georgia Power operated Southern Power’s generating facilities in their respective states. Southern Power has executed services agreements with Alabama Power and Georgia Power pursuant to which Alabama Power and Georgia Power will continue to provide services to Southern Power. Southern Power incurred no penalties as a result of the termination of the operating agreements.

Item 6. Exhibits.
(4) Instruments Describing Rights of Security Holders, Including Indentures
Georgia Power

(c)1	-Twenty-Ninth Supplemental Indenture to Senior Note Indenture dated as of June 12, 2007, providing for the issuance of the Series 2007B Senior Notes. (Designated in Form 8-K dated June 4, 2007, File No. 1-6468, as Exhibit 4.2.)

(c)2	-Thirtieth Supplemental Indenture to Senior Note Indenture dated as of June 21, 2007, providing for the issuance of the Series 2007C Senior Notes. (Designated in Form 8-K dated June 18, 2007, File No. 1-6468, as Exhibit 4.2.)

(c)3	-Thirty-First Supplemental Indenture to Senior Note Indenture dated as of July 17, 2007, providing for the issuance of the Series 2007D Senior Notes. (Designated in Form 8-K dated July 10, 2007, File No. 1-6468, as Exhibit 4.2.)

Gulf Power

(d)1	-Fourteenth Supplemental Indenture to Senior Note Indenture dated as of June 12, 2007, providing for the issuance of the Series 2007A Senior Notes. (Designated in Form 8-K dated June 5, 2007, File No. 0-2429, as Exhibit 4.2.)

(10) Material Contracts

Southern Power

(f)1	-Amendment dated May 8, 2007 to Cooperative Agreement between the DOE and SCS dated as of February 22, 2006. (Southern Power requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Southern Power omitted such portions from the filing and filed them separately with the SEC.)

(f)2	-Amendment Number One dated July 6, 2007 to Multi-Year Credit Agreement dated as of July 7, 2006 by and among Southern Power, the Lenders (as defined therein), Citibank, N.A., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Initial Issuing Bank.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Item 6. Exhibits. (continued)

Georgia Power

(c)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

(d)2	-Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

Southern Power

(f) -Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.
         THE SOUTHERN COMPANY

By	David M. Ratcliffe Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	Thomas A. Fanning Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: August 6, 2007

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

Date: August 6, 2007

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

Date: August 6, 2007

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

Date: August 6, 2007

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

Date: August 6, 2007

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

Date: August 6, 2007