Form 10-Q
period 2007-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2007-11-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2007
The Southern Company	Par Value $5 Per Share	759,478,801
Alabama Power Company	Par Value $40 Per Share	15,750,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	147
Item 1A.	Risk Factors	147
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	148
	Signatures	152

DEFINITIONS

TERM	MEANING
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ALJ	Administrative law judge
BMA	Bond Market Association
Clean Air Act	Clean Air Act Amendments of 1990
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2006 and, with respect to Gulf Power, Amendment No. 1 thereto
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equalization rate mechanism
Savannah Electric	Savannah Electric and Power Company (merged into Georgia Power on July 1, 2006)
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, access to sources of capital, projections for postretirement benefit trust contributions, synthetic fuel investments, financing activities, completion or termination of construction projects, impacts of adoption of new accounting rules, PPA revenues, costs of implementing the IIC settlement with the FERC, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of emissions of sulfur, nitrogen, mercury, carbon, soot, or particulate matter and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;
•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;
•	variations in demand for electricity, including those relating to weather, the general economy, population and business growth (and declines), and the effects of energy conservation measures;
•	available sources and costs of fuels;
•	ability to control costs;
•	investment performance of Southern Company’s employee benefit plans;
•	advances in technology;
•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;
•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;
•	fluctuations in the level of oil prices;
•	the level of production by the synthetic fuel operations at Carbontronics Synfuels Investors LP and Alabama Fuel Products, LLC for the remainder of fiscal year 2007;
•	internal restructuring or other restructuring options that may be pursued;
•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;
•	the ability to obtain new short- and long-term contracts with neighboring utilities;
•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;
•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;
•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;
•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as an avian influenza, or other similar occurrences;
•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;
•	the effect of accounting pronouncements issued periodically by standard setting bodies; and
•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$4,085,704	$3,853,423	$9,934,571	$9,295,223
Wholesale revenues	563,233	506,326	1,530,809	1,361,097
Other electric revenues	130,590	120,001	381,467	347,086
Other revenues	52,516	69,628	165,793	200,735

Total operating revenues	4,832,043	4,549,378	12,012,640	11,204,141

Operating Expenses:
Fuel	1,738,693	1,625,046	4,512,718	3,981,241
Purchased power	281,489	239,891	445,698	483,145
Other operations	651,127	603,346	1,802,876	1,753,719
Maintenance	260,449	236,647	831,483	793,569
Depreciation and amortization	311,939	300,104	928,569	896,562
Taxes other than income taxes	206,763	186,631	574,329	540,834

Total operating expenses	3,450,460	3,191,665	9,095,673	8,449,070

Operating Income	1,381,583	1,357,713	2,916,967	2,755,071
Other Income and (Expense):
Allowance for equity funds used during construction	28,050	11,847	71,821	33,772
Interest income	11,638	12,748	31,853	25,657
Equity in losses of unconsolidated subsidiaries	(410)	(133)	(20,712)	(44,985)
Leveraged lease income	12,359	16,787	31,928	52,489
Impairment loss on equity method investments	—	(695)	—	(15,969)
Interest expense, net of amounts capitalized	(220,090)	(185,189)	(614,345)	(542,259)
Interest expense to affiliate trusts	(12,696)	(30,550)	(58,867)	(91,819)
Preferred and preference dividends of subsidiaries	(10,451)	(9,120)	(30,709)	(26,141)
Other income (expense), net	17,271	(30,154)	8,325	(26,986)

Total other income and (expense)	(174,329)	(214,459)	(580,706)	(636,241)

Earnings Before Income Taxes	1,207,254	1,143,254	2,336,261	2,118,830
Income taxes	445,259	405,269	806,424	734,015

Consolidated Net Income	$761,995	$737,985	$1,529,837	$1,384,815

Common Stock Data:
Earnings per share-
Basic	$1.00	$0.99	$2.03	$1.86
Diluted	$1.00	$0.99	$2.02	$1.85
Average number of basic shares of common stock outstanding (in thousands)	758,308	742,884	754,568	742,532
Average number of diluted shares of common stock outstanding (in thousands)	762,392	747,560	759,182	746,983
Cash dividends paid per share of common stock	$0.4025	$0.3875	$1.1925	$1.1475
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Consolidated net income	$1,529,837	$1,384,815
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	1,108,475	1,059,567
Deferred income taxes and investment tax credits	102,314	344,062
Allowance for equity funds used during construction	(71,821)	(33,772)
Equity in losses of unconsolidated subsidiaries	20,712	44,985
Leveraged lease income	(31,928)	(52,489)
Pension, postretirement, and other employee benefits	75,303	74,033
Stock option expense	26,011	25,045
Hedge settlements	15,151	18,006
Hurricane Katrina grant proceeds-property reserve	60,000	—
Other, net	10,454	47,060
Changes in certain current assets and liabilities —
Receivables	(426,107)	(460,092)
Fossil fuel stock	(57,624)	(136,720)
Materials and supplies	(55,191)	(56,559)
Other current assets	(2,808)	61,019
Hurricane Katrina grant proceeds	14,345	—
Accounts payable	(3,951)	(319,564)
Accrued taxes	303,781	185,626
Accrued compensation	(148,274)	(162,455)
Other current liabilities	(1,342)	(42,382)

Net cash provided from operating activities	2,467,337	1,980,185

Investing Activities:
Property additions	(2,469,059)	(2,112,780)
Investment in restricted cash from pollution control bonds	(96,052)	—
Distribution of restricted cash from pollution control bonds	44,550	—
Nuclear decommissioning trust fund purchases	(538,049)	(572,932)
Nuclear decommissioning trust fund sales	531,169	566,052
Proceeds from property sales	31,333	148,427
Investment in unconsolidated subsidiaries	(34,550)	(57,116)
Cost of removal, net of salvage	(65,601)	(53,605)
Hurricane Katrina capital grant proceeds	10,869	—
Other	25,908	(66,517)

Net cash used for investing activities	(2,559,482)	(2,148,471)

Financing Activities:
Increase (decrease) in notes payable, net	(656,348)	788,744
Proceeds —
Long-term debt	3,081,500	1,075,845
Common stock	414,498	30,804
Preferred and Preference Stock	150,000	—
Redemptions —
Long-term debt	(904,270)	(550,176)
Long-term debt to affiliate trusts	(695,376)	(67,457)
Preferred stock	—	(14,569)
Common stock repurchased	—	(117)
Payment of common stock dividends	(898,766)	(851,991)
Other	(31,432)	(26,811)

Net cash provided from financing activities	459,806	384,272

Net Change in Cash and Cash Equivalents	367,661	215,986
Cash and Cash Equivalents at Beginning of Period	166,846	202,111

Cash and Cash Equivalents at End of Period	$534,507	$418,097

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $44,229 and $16,604 capitalized for 2007 and 2006, respectively)	$600,634	$638,380
Income taxes (net of refunds)	$388,634	$245,941
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$534,507	$166,846
Restricted cash	51,502	—
Receivables —
Customer accounts receivable	1,360,586	942,821
Unbilled revenues	370,541	283,275
Under recovered regulatory clause revenues	919,771	516,441
Other accounts and notes receivable	318,377	329,619
Accumulated provision for uncollectible accounts	(26,336)	(34,901)
Fossil fuel stock, at average cost	732,345	674,902
Materials and supplies, at average cost	701,243	648,127
Vacation pay	123,505	121,246
Prepaid expenses	167,974	127,908
Other	181,839	242,735

Total current assets	5,435,854	4,019,019

Property, Plant, and Equipment:
In service	46,565,693	45,484,895
Less accumulated depreciation	17,213,524	16,581,886

	29,352,169	28,903,009
Nuclear fuel, at amortized cost	336,477	317,429
Construction work in progress	2,896,405	1,871,538

Total property, plant, and equipment	32,585,051	31,091,976

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,146,615	1,057,534
Leveraged leases	976,928	1,138,730
Other	259,147	296,484

Total other property and investments	2,382,690	2,492,748

Deferred Charges and Other Assets:
Deferred charges related to income taxes	932,382	895,446
Prepaid pension costs	1,577,648	1,548,983
Unamortized debt issuance expense	183,947	171,758
Unamortized loss on reacquired debt	289,820	293,016
Deferred under recovered regulatory clause revenues	354,548	845,201
Other regulatory assets	912,102	935,804
Other	654,172	564,498

Total deferred charges and other assets	4,904,619	5,254,706

Total Assets	$45,308,214	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,721,312	$1,416,898
Notes payable	1,284,453	1,940,801
Accounts payable	1,102,793	1,081,256
Customer deposits	269,420	248,781
Accrued taxes —
Income taxes	363,065	110,009
Other	423,928	390,716
Accrued interest	199,325	183,918
Accrued vacation pay	154,857	151,113
Accrued compensation	299,306	443,610
Other	298,181	385,858

Total current liabilities	6,116,640	6,352,960

Long-term Debt	13,095,389	10,942,025

Long-term Debt Payable to Affiliated Trusts	721,651	1,561,358

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,853,662	5,989,063
Deferred credits related to income taxes	278,043	291,474
Accumulated deferred investment tax credits	485,259	503,217
Employee benefit obligations	1,682,419	1,566,591
Asset retirement obligations	1,184,590	1,136,982
Other cost of removal obligations	1,318,417	1,300,461
Other regulatory liabilities	893,507	793,869
Other	565,054	305,255

Total deferred credits and other liabilities	12,260,951	11,886,912

Total Liabilities	32,194,631	30,743,255

Preferred and Preference Stock of Subsidiaries	766,302	744,065

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — September 30, 2007: 759,863,967 Shares;
— December 31, 2006: 751,863,854 Shares
Treasury — September 30, 2007: 385,166 Shares;
— December 31, 2006: 5,593,691 Shares
Par value	3,799,320	3,759,319
Paid-in capital	1,340,344	1,096,387
Treasury, at cost	(10,571)	(192,309)
Retained earnings	7,256,378	6,765,219
Accumulated other comprehensive loss	(38,190)	(57,487)

Total Common Stockholders’ Equity	12,347,281	11,371,129

Total Liabilities and Stockholders’ Equity	$45,308,214	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Consolidated Net Income	$761,995	$737,985	$1,529,837	$1,384,815
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(7,342), $(18,019), $6,087, and $(3,634), respectively	(11,667)	(28,556)	9,704	(5,645)
Reclassification adjustment for amounts included in net income, net of tax of $1,548, $(646), $4,227, and $(340), respectively	2,369	1,059	6,770	1,347
Marketable securities:
Change in fair value, net of tax of $1,094, $365, $2,998, and $4,772, respectively	2,130	866	4,757	7,721
Reclassification adjustment for amounts included in net income, net of tax of $(127), $-, $(488), and $-, respectively	(201)	—	(774)	—
Pension and other post retirement benefit plans:
Additional prior service costs from amendment to non-qualified pension plans, net of tax of $-, $-, $(1,510), and $-, respectively	—	—	(2,424)	—
Reclassification adjustment for amounts included in net income, net of tax of $263, $-, $790, and $-, respectively	422	—	1,264	—

Total other comprehensive income (loss)	(6,947)	(26,631)	19,297	3,423

COMPREHENSIVE INCOME	$755,048	$711,354	$1,549,134	$1,388,238

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$24.0	3.3	$145.0	10.5

Southern Company’s third quarter 2007 earnings were $762.0 million ($1.00 per share) compared to $738.0 million ($0.99 per share) for third quarter 2006. The increase was primarily due to a retail base rate increase at Alabama Power, favorable weather as compared to the same period in 2006, and an increase in contributions from market-based rates to large commercial and industrial customers when compared to the same period in 2006. The third quarter 2007 increase was partially offset by higher other operations and maintenance expenses.
Southern Company’s year-to-date 2007 earnings were $1.5 billion ($2.03 per share) compared to $1.4 billion ($1.86 per share) for year-to-date 2006. The increase was primarily due to a retail base rate increase at Alabama Power, favorable weather as compared to the same period in 2006, and customer growth in the Southern Company service area. Higher earnings from the synthetic fuel business also contributed to the increase. The year-to-date 2007 increase was partially offset by higher other operations and maintenance expenses and a decrease in contributions from market-based rates to large commercial and industrial customers.
Retail Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$232.3	6.0	$639.3	6.9

In the third quarter 2007, retail revenues were $4.1 billion compared to $3.9 billion for the same period in 2006.
Year-to-date 2007, retail revenues were $9.9 billion compared to $9.3 billion for the same period in 2006.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues follow:

	Third Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,853.4		$9,295.2
Estimated change in —
Rates and pricing	89.6	2.3	121.9	1.3
Sales growth	3.3	0.1	52.2	0.6
Weather	23.5	0.6	54.2	0.6
Fuel and other cost recovery	115.9	3.0	411.1	4.4

Retail – current year	$4,085.7	6.0%	$9,934.6	6.9%

Revenues associated with changes in rates and pricing increased for third quarter 2007 when compared to the same period in 2006 primarily as a result of an increase in base rates at Alabama Power, as well as an increase in contributions from market-based rates to large commercial and industrial customers. Revenues associated with changes in rates and pricing increased for year-to-date 2007 when compared to the same period in 2006 primarily as a result of an increase in base rates at Alabama Power, partially offset by a decrease in contributions from market-based rates to large commercial and industrial customers during the first two quarters of 2007.
Revenues attributable to changes in sales growth increased for third quarter and year-to-date 2007 when compared to the same periods in 2006 due to a 1.2% and 1.5% increase in retail KWH sales, respectively, resulting primarily from continued customer growth. The number of retail customers increased by 1.5% as of September 2007 compared to September 2006. For the third quarter and year-to-date 2007, residential KWH sales increased 1.5% and 2.6%, respectively, and commercial KWH sales increased 2.8% and 3.1%, respectively. These increases were partially offset by a 1.0% decrease in KWH sales to industrial customers in both the third quarter and year-to-date 2007 primarily due to reduced demand from the primary metals and textile industries.
Revenues resulting from changes in weather increased because of favorable weather for third quarter and year-to-date 2007 compared to the same periods in 2006.
Fuel and other cost recovery revenues increased $115.9 million in the third quarter of 2007 and $411.1 million for year-to-date 2007 when compared to the same periods in 2006. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$56.9	11.2	$169.7	12.5

In the third quarter 2007, wholesale revenues were $563.2 million compared to $506.3 million in the same period in 2006. The increase was primarily a result of a rise in fuel revenues due to a 6.4% increase in the average unit cost of fuel per net KWH generated. Also contributing to the increase were generating plant operational performance incentives on existing wholesale contracts.
For year-to-date 2007, wholesale revenues were $1.5 billion compared to $1.3 billion for the same period in 2006. The increase was a result of a rise in fuel revenues due to an 8.6% increase in the average unit cost of fuel per net KWH generated, increased revenues from new and existing contracts, and generating plant operational performance incentives on existing wholesale contracts. Short-term opportunity sales also contributed to the increase due to higher sales margins attributable to favorable weather compared to neighboring territories and a

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
favorable price differential between market prices and Southern Company’s marginal cost. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.
Other Electric Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$10.6	8.8	$34.4	9.9

In the third quarter 2007, other electric revenues were $130.6 million compared to $120.0 million in the same period in 2006. The increase was primarily a result of an increase in transmission revenues of $5.3 million and an increase in outdoor lighting revenues of $2.2 million related to a 3.1% increase in the number of lighting customers.
For year-to-date 2007, other electric revenues were $381.5 million compared to $347.1 million in the same period in 2006. The increase was primarily a result of an increase in transmission revenues of $17.8 million, an increase in outdoor lighting revenues of $5.7 million related to a 3.1% increase in the number of lighting customers, and an increase in customer fees of $4.1 million related primarily to an increase in the number of retail electric customers.
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$113.6	7.0	$531.5	13.3
Purchased power	41.6	17.3	(37.4)	(7.8)

Total fuel and purchased power expenses	$155.2		$494.1

Fuel and purchased power expenses for the third quarter 2007 were $2.0 billion compared to $1.8 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $37.3 million net increase in the average cost of fuel and purchased power, as well as a $117.9 million net increase related to total KWHs generated and purchased when compared to the same period in 2006. The net increase in fuel and purchased power expenses for the third quarter 2007 compared to the corresponding period in 2006 resulted from rising fossil fuel prices and a 0.3% increase in fossil fuel generation by Southern Company-owned facilities, primarily due to a 17.6% decrease in hydro generation from a severe drought.
Fuel and purchased power expenses for year-to-date 2007 were $5.0 billion compared to $4.5 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to a $324.9 million net increase in the average cost of fuel and purchased power, as well as a $169.2 million net increase related to total KWHs generated and purchased when compared to the same period in 2006. The net increase in fuel and purchased power expenses for year-to-date 2007 compared to the corresponding period in 2006 resulted from rising fossil fuel prices and a 5.0% increase in fossil fuel generation by Southern Company-owned facilities, primarily due to a 43.6% decrease in hydro generation from a severe drought.
Increases in fuel and purchased power expenses at the traditional operating companies are generally offset by fuel revenues and do not affect net income. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Retail Fuel Cost Recovery” herein for additional information. Fuel expenses incurred under Southern Power’s PPAs are generally the responsibility of the counterparties and do not significantly affect net income.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Southern Company’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)

Fuel	3.01	2.83	6.4	2.90	2.67	8.6
Purchased power	8.67	10.45	(17.0)	7.75	8.25	(6.1)

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system generated-energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$47.8	7.9	$49.2	2.8
Maintenance	23.8	10.1	37.9	4.8

Total other operations and maintenance expenses	$71.6		$87.1

For the third quarter 2007, other operations and maintenance expenses were $911.6 million compared to $840.0 million in the same period in 2006. The increase in other operations and maintenance expenses was primarily a result of a $49.1 million increase related to labor and materials expenses, timing of and expenses incurred for maintenance outages, and increases in expenses associated with new facilities, primarily Plant Rowan acquired by Southern Power in September 2006. Also contributing to the increase in other operations and maintenance expenses was a $20.1 million increase in administrative and general expenses largely related to an increase in shared service expenses and accrued litigation expenses.
For year-to-date 2007, other operations and maintenance expenses were $2.6 billion compared to $2.5 billion for the same period in 2006. The increase in other operations and maintenance expenses was primarily a result of a $79.8 million increase related to labor and materials expenses, timing of and expenses incurred for maintenance outages, and increases in expenses associated with new facilities, primarily Plants DeSoto and Rowan acquired by Southern Power in June 2006 and September 2006, respectively.
Depreciation and Amortization

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$11.8	3.9	$32.0	3.6

In the third quarter 2007, depreciation and amortization was $311.9 million compared to $300.1 million in the same period in 2006.
For year-to-date 2007, depreciation and amortization was $928.6 million compared to $896.6 million in the same period in 2006.
The third quarter and year-to-date 2007 increases in depreciation and amortization were a result of additional investments in environmental, transmission, and distribution projects, as well as an increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plant Daniel capacity. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. Also contributing to the increases was the acquisition of Plant Rowan by Southern Power in September 2006.
Taxes Other than Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$20.2	10.8	$33.5	6.2

In the third quarter 2007, taxes other than income taxes were $206.8 million compared to $186.6 million in the same period in 2006.
For year-to-date 2007, taxes other than income taxes were $574.3 million compared to $540.8 million in the same period in 2006.
The third quarter and year-to-date 2007 increases in taxes other than income taxes were primarily a result of increases in franchise taxes which are directly related to increases in revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$16.3	136.8	$38.0	112.7

In the third quarter 2007, allowance for equity funds used during construction was $28.1 million compared to $11.8 million in the same period in 2006.
For year-to-date 2007, allowance for equity funds used during construction was $71.8 million compared to $33.8 million in the same period in 2006.
The third quarter and year-to-date 2007 increases were primarily a result of additional investments in environmental, transmission, and distribution projects mainly at Alabama Power and Georgia Power.
Equity in Losses of Unconsolidated Subsidiaries

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.3	208.3	$(24.3)	(54.0)

The third quarter 2007 variance when compared to the third quarter 2006 is not material.
For year-to-date 2007, equity in losses of unconsolidated subsidiaries was $20.7 million compared to $45.0 million for the same period in 2006. Southern Company made investments in two synthetic fuel production facilities that generate operating losses. These investments also allow Southern Company to claim federal income tax credits that offset these operating losses and make the projects profitable. The decrease in equity in losses of unconsolidated subsidiaries for year-to-date 2007 when compared with the same period in 2006 was primarily the result of terminating Southern Company’s membership interest in one synthetic fuel entity in 2006 which eliminated the funding obligation and Southern Company’s share of losses for year-to-date 2007, partially offset by higher operating expenses at the other synthetic fuel entity due to idled production for a portion of second quarter and most of third quarter 2006. See FUTURE EARNINGS POTENTIAL – “Income

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
Leveraged Lease Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(4.4)	(26.4)	$(20.6)	(39.2)

Leveraged lease income for the third quarter 2007 was $12.4 million compared to $16.8 million for the corresponding period in 2006.
Leveraged lease income for year-to-date 2007 was $31.9 million compared to $52.5 million for the corresponding period in 2006.
Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. The adoption of FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” resulted in decreases to leveraged lease pre-tax income of $6.4 million and $19.3 million for the third quarter and year-to-date 2007, respectively, when compared to the same periods in 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further information.
Impairment Loss on Equity Method Investments

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(0.7)	N/M	$(16.0)	N/M

N/M – Not meaningful
The third quarter 2007 variance when compared to the third quarter 2006 is not material.
For year-to-date 2007, impairment loss on equity method investments was $0.0 compared to $16.0 million for the same period in 2006. The decrease in impairment loss on equity method investments was primarily a result of impairment losses of $15.9 million recognized during the second quarter 2006 related to Southern Company’s investments in two synthetic fuel production facilities. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$34.9	18.8	$72.0	13.3

Interest expense, net of amounts capitalized for the third quarter 2007 was $220.1 million compared to $185.2 million for the corresponding period in 2006. The increase was a result of $42.8 million increase associated with $1.6 billion in additional debt outstanding at September 30, 2007 compared to September 30, 2006 and higher interest rates associated with the issuance of new long-term debt. Also contributing to the increase was $2.0 million related to an increase in average interest rates on existing variable rate debt. These increases were

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
partially offset by $9.9 million in higher capitalized interest as compared to the same period in 2006. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information.
Interest expense, net of amounts capitalized for year-to-date 2007 was $614.3 million compared to $542.3 million for the corresponding period in 2006. The increase was a result of an $87.4 million increase associated with $1.6 billion in additional debt outstanding at September 30, 2007 compared to September 30, 2006 and higher interest rates associated with the issuance of new long-term debt. Also contributing to the increase was $12.3 million related to an increase in average interest rates on existing variable rate debt. These increases were partially offset by $27.6 million in higher capitalized interest as compared to the same period in 2006.
Interest Expense to Affiliate Trusts

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(17.9)	(58.4)	$(32.9)	(35.9)

Interest expense to affiliate trusts for the third quarter 2007 was $12.7 million compared to $30.6 million for the corresponding period in 2006.
Interest expense to affiliate trusts for year-to-date 2007 was $58.9 million compared to $91.8 million for the corresponding period in 2006.
The third quarter and year-to-date 2007 decreases in interest expense to affiliate trusts were primarily a result of the redemption of approximately $1.0 billion of long-term debt payable to affiliated trusts since September 30, 2006.
Other Income (Expense), Net

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$47.5	157.3	$35.3	130.8

In the third quarter 2007, other income (expense), net was $17.3 million compared to $(30.2) million for the same period in 2006 primarily as a result of a $47.0 million increase related to changes in the value of derivative transactions in the synthetic fuel business. These derivative transactions were entered into to reduce Southern Company’s exposure to changes in the value of synthetic fuel tax credits, which are impacted by changes in oil prices. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information.
For year-to-date 2007, other income (expense), net was $8.3 million compared to $(27.0) million for the same period in 2006 primarily as a result of a $42.8 million increase related to changes in the value of derivative transactions in the synthetic fuel business, partially offset by the release of $6.3 million in certain obligations associated with one of Southern Company’s synthetic fuel investments which was terminated effective July 1, 2006.
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$40.0	9.9	$72.4	9.9

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income taxes for the third quarter 2007 were $445.3 million compared to $405.3 million for the corresponding period in 2006. The increase in income taxes was primarily a result of higher pre-tax earnings and a decrease in net synthetic fuel tax credits in third quarter 2007 compared to the same period in 2006. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Synthetic Fuel Tax Credits” herein for further information. The increase in income taxes was partially offset by the tax benefit associated with an increase in allowance for equity funds used during construction and an increase in the IRC Section 199 domestic production deduction. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – IRC Section 199 Domestic Production Deduction” and Note (H) to the Condensed Financial Statements herein for further information.
Income taxes for year-to-date 2007 were $806.4 million compared to $734.0 million for the corresponding period in 2006. The increase was primarily a result of higher pre-tax earnings. The increase in income taxes was partially offset by the tax benefit associated with an increase in reference to a heading where capitalized allowance for equity funds used during construction and an increase in the IRC Section 199 domestic production deduction.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. The U.S. District Court for the Northern District of Alabama has issued an order indicating a willingness to re-

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
evaluate its previous decision in light of the Supreme Court’s Duke Energy opinion. The Eleventh Circuit is now considering whether to proceed with the appeal or remand the case to the District Court for further proceedings, and if so, whether to vacate the District Court’s original judgment in favor of Alabama Power. The final resolution of these claims cannot be determined at this time.
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
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of controls on the majority of Georgia Power’s coal-fired units. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” in Item 7 of the Form 10-K for a discussion of estimated compliance costs for 2007 through 2009. If compliance costs cannot be fully recovered in rates on a timely basis, Southern Company’s financial statements would be adversely impacted. See “FERC and State PSC Matters – Georgia Power Retail Base Rate Recovery” for information on Georgia Power’s request to increase retail rates effective January 1, 2008.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Florida Greenhouse Gas Executive Orders
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information regarding domestic efforts to reduce greenhouse gases. On July 13, 2007, the Governor of the State of Florida signed three executive orders addressing reduction of greenhouse gas emissions within the state, including statewide emission reduction targets beginning in 2017. Included in the orders is a directive to the Secretary of Environmental Protection to develop rules adopting maximum allowable emissions levels of greenhouse gases for electric utilities, consistent with the statewide emission reduction targets, and a request to the Florida PSC to initiate rulemaking requiring utilities to produce at least 20% of their electricity from renewable sources. The impact of these orders on Southern Company will depend on the development, adoption, and implementation of any rules governing greenhouse gas emissions, and the ultimate outcome cannot be determined at this time.
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
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September 2007. Southern Company anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $19.7 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
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
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have experienced higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.2 billion at September 30, 2007. Gulf Power and Mississippi Power were granted increased fuel billing factors effective January 1, 2007. Georgia Power was granted an increase effective March 2007. Alabama Power was ordered to increase its fuel billing factor effective July 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies will continue to monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Georgia Power Retail Base Rate Filing
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
On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operation, maintenance, and other investment costs to meet the rising demand for electricity. Hearings on Georgia Power’s direct testimony were held in early October. In direct testimony filed on October 22, 2007, the Georgia PSC staff proposed certain adjustments to Georgia Power’s general rate case that indicates a $21 million revenue surplus. Georgia Power disagrees with the majority of the staff’s proposed adjustments. Hearings on Georgia PSC staff’s and intervenors’ direct testimony will be held in early November. Georgia Power’s rebuttal hearings will occur later the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $189 million, or 2.62%, and $41 million, or 0.56%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Georgia Power” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mississippi Power Storm Damage Cost Recovery
See Note 3 to the financial statements of Southern Company under “PSC Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007 on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. On October 9, 2007, Mississippi Power received an additional grant payment of $17.6 million for expenditures incurred to date for construction of a new storm operations center. The funds received related to previously incurred storm restoration expenditures have been accounted for as a government grant and have been recorded as a reduction to the regulatory asset that was recorded as the storm restoration expenditures were incurred, in accordance with FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” The funds received for storm restoration expenditures to be incurred were recorded as a regulatory liability. Mississippi Power will receive further grant payments of up to $18.4 million as expenditures are incurred to construct a new storm operations center. See Note (D) to the Condensed Financial statements herein for additional information.
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
MC Asset Recovery Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of the post-bankruptcy corporation that adopted the name Mirant Corporation, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. On July 27, 2007, certain defendants, including Southern Company, filed motions for reconsideration of the court’s denial of a motion seeking dismissal of certain federal securities laws claims based upon, among other things, certain alleged errors included in financial statements issued by Mirant. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Employee Savings Plan Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the pending settlement of a class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. On August 14, 2007, the U.S. District Court for the Northern District of Georgia issued a final order and judgment approving the December 2006 settlement agreement. The deadline for the appeal expired with no appeal filed. There was no material impact on the financial statements of Southern Company. This matter is now concluded.
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for information regarding IRS challenges to Southern Company’s transactions related to international leveraged leases that could have material impacts on Southern Company’s financial statements. Effective January 1, 2007, Southern Company adopted FSP 13-2, which amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” and any changes resulting from FIN 48 must be reflected as a change in important lease assumptions as of the date of adoption. The cumulative effect of initially adopting FSP 13-2 was recorded as an adjustment to beginning retained earnings. For the lease-in-lease-out (LILO) transaction settled with the IRS in February 2005, the cumulative effect of adopting FSP 13-2 was a $17 million reduction in retained earnings. With respect to Southern Company’s sale-in-lease-out (SILO) transactions, the adoption of FSP 13-2 reduced retained earnings by $108 million and the adoption of FIN 48 reduced beginning retained earnings by an additional $15 million. The adjustments to retained earnings are non-cash charges and will be recognized as income over the remaining terms of the affected leases. Any future changes in the timing of projected or actual income tax cash flows will result in an additional recalculation of the net investment in the leases and will be recorded currently in income. Southern Company is continuing to pursue resolution of these matters through litigation. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. In addition, the U.S. Senate is currently considering legislation that would disallow tax benefits after December 31, 2007 for SILO losses and other international leveraged lease transactions (such as LILO transactions). The

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation and the proposed legislation. The impact could be significant, and potentially material, but cannot now be determined.
Synthetic Fuel Tax Credits
As discussed in MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Synthetic Fuel Tax Credits” of Southern Company in Item 7 of the Form 10-K, Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $37.6 million have been recorded in the first nine months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices. Additionally, the synthetic fuel tax credits are not allowed under IRC Section 45K for any production after December 31, 2007.
Georgia State Income Tax Credits
In September 2007, 2006, and 2005, Georgia Power filed its 2006, 2005, and 2004 income tax returns, respectively, which included state income tax credits for activity through Georgia ports. Georgia Power has also filed additional similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s cash flow. The ultimate outcome of this matter cannot now be determined.
IRC Section 199 Domestic Production Deduction
The American Jobs Creation Act of 2004 created a tax deduction for the portion of income attributable to United States production activities as defined in IRC Section 199. The deduction is equal to a stated percentage of the taxpayer’s qualified production activities. The percentage is phased in over the years 2005 through 2010 with a 3% rate applicable to the years 2005 and 2006, a 6% rate applicable for years 2007 through 2009, and a 9% rate applicable for all years after 2009. The tax benefit of this deduction is estimated to be approximately $15 — $20 million per year in years 2008 and 2009, and approximately 50% higher in 2010.
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
Southern Power is evaluating the potential impacts of proposed federal and state legislation and regulations on the gasifier portion of the IGCC project. Specifically, there is an ongoing assessment of the State of Florida’s governor’s executive orders concerning future emissions restrictions and the rules and regulations necessary for implementation of such orders. For additional information on the governor’s orders, see “Environmental Matters – Florida Greenhouse Gas Executive Orders” herein. As of October 31, 2007, Southern Power’s share of actual and committed costs related to the gasifier portion of the IGCC project was approximately $45 million. These costs will increase as the project continues. The ultimate impact on Southern Company’s financial statements will be dependent on the evaluation and application of the State of Florida’s governor’s executive orders and any other legislation or regulations, but could be significant and possibly material. The ultimate outcome of this matter cannot now be determined.
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
Other Matters
Georgia Power proposed a donation of approximately 2,200 acres in Tallulah Gorge State Park to the State of Georgia which the Georgia Department of Natural Resources voted to accept on October 24, 2007. The donation is expected to be effective in the fourth quarter 2007. The impact of this donation to Southern Company’s net income could possibly be significant but cannot be determined at this time.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Company plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $2.5 billion for the first nine months of 2007, compared to $2.0 billion for the corresponding period in 2006. The $487 million increase is primarily due to the increase in net income as previously discussed and a reduction in the outflow of cash for accounts payable, primarily related to gas purchases. Net cash used for investing activities totaled $2.6 billion primarily due to gross property additions to utility plant of $2.5 billion. Net cash provided from financing activities totaled $460 million for the first nine months of 2007, compared to $384 million for the corresponding period in 2006. The increase was primarily the result of additional common stock and long-term debt issuances.
Significant balance sheet changes for the first nine months of the year include a $1.3 billion increase in long-term debt, which was used primarily for the repayment of short-term debt, redemptions of long-term debt payable to affiliated trusts, construction expenditures, and general corporate purposes. Total property, plant, and equipment, net of depreciation, increased $1.5 billion during the first nine months of 2007 primarily from the installation of additional environmental equipment and transmission and distribution construction.
The market price of Southern Company’s common stock at September 30, 2007 was $36.28 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $16.26 per share, representing a market-to-book ratio of 223%, compared to $36.86, $15.24, and 242%, respectively, at the end of 2006. The dividend for the third quarter 2007 was $0.4025 per share compared to $0.3875 per share in the third quarter 2006.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, and other purchase commitments. Approximately $1.7 billion will be required by September 30, 2008 for redemptions and maturities of long-term debt.
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
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs. At September 30, 2007, Southern Company and its subsidiaries had approximately $534 million of cash and cash equivalents, $52 million of restricted cash related to the sale of pollution control bonds which may be used only for future project costs, and approximately $3.6 billion of unused credit arrangements with banks, of which $74 million expire in 2007 and $3.5 billion expire in 2008 and beyond. Approximately $79 million of the credit facilities expiring in 2007 and 2008 allow for the execution of term loans for an additional two-year period, and approximately $443 million contain provisions allowing one-year term loans. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At September 30, 2007, the Southern Company system had outstanding commercial paper of $1.2 billion, outstanding bank notes of $60 million, and no extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At September 30, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $8.6 million and at a BBB- or Baa3 rating were approximately $293.3 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $883.5 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Southern Company’s operating subsidiaries are also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At September 30, 2007, Southern Company’s total exposure to these types of agreements was $26.7 million.

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
Due to cost-based rate regulation, the traditional operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long- term sales contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies and Southern Power enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.
The fair value of derivative energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in millions)
Contracts beginning of period	$(32)	$(82)
Contracts realized or settled	32	62
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(22)	(2)

Contracts at September 30, 2007	$(22)	$(22)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of September 30, 2007
		Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Actively quoted	$(22)	$(25)	$3
External sources	—	1	(1)
Models and other methods	—	—	—
— -
Contracts at September 30, 2007	$(22)	$(24)	$2

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory assets, net	$(21.7)
Accumulated other comprehensive income	0.5
Net income	(0.4)

Total fair value	$(21.6)

Unrealized pre-tax losses recognized in income for the three months and nine months ended September 30, 2007 for derivative energy contracts that are not hedges were $2.2 million and $0.7 million, respectively.
To reduce Southern Company’s exposure to changes in the value of synthetic fuel tax credits, which are impacted by changes in oil prices, Southern Company has entered into derivative transactions indexed to annual average oil prices. Because these transactions are not designated as hedges, the gains and losses are recognized in the statements of income as incurred. For the three months and nine months ended September 30, 2007, the fair value gains recognized in income to mark the transactions to market were $23.6 million and $23.4 million, respectively.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first nine months of 2007, Southern Company and its subsidiaries issued $2.8 billion of senior notes, incurred obligations related to the issuance of $246.5 million of pollution control revenue bonds, issued $150 million of preference stock, and issued $414 million of common stock, including treasury stock, through employee, director, and other stock plans. The proceeds were primarily used to repay short-term indebtedness, to redeem higher cost securities, and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2007. Southern Company and its subsidiaries also terminated interest rate derivatives related to these transactions at a gain of $15 million. These gains were deferred in other comprehensive income, of which $9 million will be amortized to income over a 10-year period and $6 million will be amortized over a 30-year period. During the first nine months of 2007, Southern Company and its subsidiaries redeemed or paid at maturity $1.6 billion in senior notes and other long-term debt.
In September 2007, holders of $225 million aggregate principal amount of Southern Company’s Series 2007B Floating Rate Extendible Senior Notes and holders of $75 million aggregate principal amount of Georgia Power’s Series 2007C Floating Rate Senior Notes elected not to extend the then current maturity dates in September 2008.
During the first nine months of 2007, Southern Company and its subsidiaries entered into additional derivative transactions designed to hedge interest rate risk of future debt issuances. See Note (F) to the Condensed Financial Statements herein for further details.
Subsequent to September 30, 2007, Alabama Power issued $200 million of Series 2007C 6.00% Senior Insured Monthly Notes due October 15, 2037 and issued $50 million of 6.50% Preference Stock. The proceeds from both issuances were used for general corporate purposes and to fund its continuous construction program. Alabama Power also terminated interest rate derivatives related to the senior note issuance at a loss of less than $1 million. Georgia Power issued $225 million of 6.50% Preference Stock. The proceeds along with other

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
monies of Georgia Power were applied to the redemption in November of $309 million aggregate principal amount of its Series F 4.875% Junior Subordinated Notes due November 1, 2042 and the related flexible trust preferred and common securities of Georgia Power Capital Trust VI. Also subsequent to September 30, 2007, Gulf Power issued $45 million of 6.45% Preference Stock. Proceeds were used to repay a portion of short-term indebtedness and for other corporate purposes including its continuous construction program. In addition, Alabama Power announced the planned redemption of 1,250 shares of Alabama Power Company Flexible Money Market Class A Preferred Stock (Series 2003A), Par Value $100,000 Per Share ($125 million aggregate value) in January 2008. In October 2007, Gulf Power issued a notice of redemption to the holders of the $41.2 million of Gulf Power Series E Junior Subordinated Notes due November 30, 2042 and the related trust preferred and common securities of Gulf Power Capital Trust IV. All securities in this series will be redeemed in November 2007.
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
     (b) Changes in internal controls.
There have been no changes in Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect Southern Company’s, Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,394,539	$1,333,021	$3,444,282	$3,161,873
Wholesale revenues —
Non-affiliates	160,832	167,066	472,015	469,748
Affiliates	35,400	29,138	116,626	134,551
Other revenues	44,427	43,182	135,569	128,366

Total operating revenues	1,635,198	1,572,407	4,168,492	3,894,538

Operating Expenses:
Fuel	506,933	521,507	1,353,914	1,282,450
Purchased power —
Non-affiliates	71,622	66,690	94,330	121,394
Affiliates	100,054	88,407	249,261	234,145
Other operations	201,495	182,508	556,639	527,580
Maintenance	88,135	81,287	303,989	287,734
Depreciation and amortization	118,403	114,052	351,514	336,209
Taxes other than income taxes	72,503	59,692	216,752	190,635

Total operating expenses	1,159,145	1,114,143	3,126,399	2,980,147

Operating Income	476,053	458,264	1,042,093	914,391
Other Income and (Expense):
Allowance for equity funds used during construction	9,600	3,921	24,562	13,285
Interest income	4,935	4,931	12,942	12,973
Interest expense, net of amounts capitalized	(65,918)	(61,786)	(194,565)	(174,079)
Interest expense to affiliate trusts	(4,059)	(4,059)	(12,178)	(12,178)
Other income (expense), net	(13,067)	(7,866)	(19,957)	(17,599)

Total other income and (expense)	(68,509)	(64,859)	(189,196)	(177,598)

Earnings Before Income Taxes	407,544	393,405	852,897	736,793
Income taxes	152,956	149,379	319,840	280,376

Net Income	254,588	244,026	533,057	456,417
Dividends on Preferred and Preference Stock	8,504	6,072	24,867	18,216

Net Income After Dividends on Preferred and Preference Stock	$246,084	$237,954	$508,190	$438,201

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$246,084	$237,954	$508,190	$438,201
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(932), $(2,049), $256, and $334, respectively	(1,533)	(3,369)	420	551
Reclassification adjustment for amounts included in net income, net of tax of $74, $(854), $206, and $(2,869), respectively	121	(1,406)	339	(4,720)

Total other comprehensive income (loss)	(1,412)	(4,775)	759	(4,169)

COMPREHENSIVE INCOME	$244,672	$233,179	$508,949	$434,032

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$533,057	$456,417
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	410,695	391,422
Deferred income taxes and investment tax credits, net	10,545	17,157
Allowance for equity funds used during construction	(24,562)	(13,285)
Pension, postretirement, and other employee benefits	6,941	8,795
Stock option expense	4,533	4,518
Tax benefit of stock options	1,051	267
Hedge settlements	—	18,006
Other, net	11,465	(8,383)
Changes in certain current assets and liabilities —
Receivables	(168,447)	(144,475)
Fossil fuel stock	(17,123)	(37,858)
Materials and supplies	(30,412)	(13,683)
Other current assets	7,624	33,980
Accounts payable	(53,611)	(152,179)
Accrued taxes	213,510	134,349
Accrued compensation	(23,986)	(34,658)
Other current liabilities	17,130	32,894

Net cash provided from operating activities	898,410	693,284

Investing Activities:
Property additions	(822,818)	(618,568)
Investment in restricted cash from pollution control bonds	(96,049)	—
Distribution of restricted cash from pollution control bonds	44,550	—
Nuclear decommissioning trust fund purchases	(201,523)	(206,480)
Nuclear decommissioning trust fund sales	201,523	206,480
Cost of removal, net of salvage	(33,194)	(28,089)
Other	(12,930)	(19,054)

Net cash used for investing activities	(920,441)	(665,711)

Financing Activities:
Decrease in notes payable, net	(119,670)	(315,278)
Proceeds —
Common stock issued to parent	140,000	40,000
Senior notes	450,000	950,000
Pollution control bonds	246,500	—
Preference Stock	150,000	—
Gross excess tax benefit of stock options	2,324	530
Redemptions —
Pollution control bonds	—	(2,950)
Senior notes	(168,500)	(196,500)
Payment of preferred and preference stock dividends	(22,875)	(18,210)
Payment of common stock dividends	(348,750)	(330,450)
Other	(14,822)	(21,469)

Net cash provided from financing activities	314,207	105,673

Net Change in Cash and Cash Equivalents	292,176	133,246
Cash and Cash Equivalents at Beginning of Period	15,539	22,472

Cash and Cash Equivalents at End of Period	$307,715	$155,718

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12,455 and $5,652 capitalized for 2007 and 2006, respectively)	$176,842	$174,568
Income taxes (net of refunds)	$157,501	$165,266
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$307,715	$15,539
Restricted cash	51,499	—
Receivables —
Customer accounts receivable	488,928	323,202
Unbilled revenues	109,336	90,596
Under recovered regulatory clause revenues	278,288	32,451
Other accounts and notes receivable	57,179	49,708
Affiliated companies	30,128	70,836
Accumulated provision for uncollectible accounts	(8,721)	(7,091)
Fossil fuel stock, at average cost	170,063	153,120
Materials and supplies, at average cost	285,863	255,664
Vacation pay	46,642	46,465
Prepaid expenses	41,236	76,265
Other	21,988	66,663

Total current assets	1,880,144	1,173,418

Property, Plant, and Equipment:
In service	16,444,682	15,997,793
Less accumulated provision for depreciation	5,869,903	5,636,475

	10,574,779	10,361,318
Nuclear fuel, at amortized cost	145,290	137,300
Construction work in progress	838,421	562,119

Total property, plant, and equipment	11,558,490	11,060,737

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	50,325	47,486
Nuclear decommissioning trusts, at fair value	549,526	513,521
Other	29,780	35,980

Total other property and investments	629,631	596,987

Deferred Charges and Other Assets:
Deferred charges related to income taxes	378,893	354,225
Prepaid pension costs	749,158	722,287
Deferred under recovered regulatory clause revenues	69,168	301,048
Other regulatory assets	270,877	279,661
Other	207,923	166,927

Total deferred charges and other assets	1,676,019	1,824,148

Total Assets	$15,744,284	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$978,244	$668,646
Notes payable	—	119,670
Accounts payable —
Affiliated	172,113	162,951
Other	207,241	263,506
Customer deposits	65,941	62,978
Accrued taxes —
Income taxes	195,292	3,120
Other	96,926	29,696
Accrued interest	65,770	53,573
Accrued vacation pay	38,645	38,767
Accrued compensation	62,993	87,194
Other	60,003	79,907

Total current liabilities	1,943,168	1,570,008

Long-term Debt	4,285,242	3,838,906

Long-term Debt Payable to Affiliated Trusts	206,186	309,279

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,056,588	2,116,575
Deferred credits related to income taxes	96,114	98,941
Accumulated deferred investment tax credits	182,579	188,582
Employee benefit obligations	411,073	375,940
Asset retirement obligations	499,197	476,460
Other cost of removal obligations	612,755	600,278
Other regulatory liabilities	439,806	399,822
Other	36,769	35,805

Total deferred credits and other liabilities	4,334,881	4,292,403

Total Liabilities	10,769,477	10,010,596

Preferred and Preference Stock	634,646	612,407

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized — 25,000,000 shares
Outstanding — September 30, 2007: 15,750,000 shares
— December 31, 2006: 12,250,000 shares	630,000	490,000
Paid-in capital	2,036,633	2,028,963
Retained earnings	1,675,690	1,516,245
Accumulated other comprehensive loss	(2,162)	(2,921)

Total common stockholder’s equity	4,340,161	4,032,287

Total Liabilities and Stockholder’s Equity	$15,744,284	$14,655,290

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$8.1	3.4	$70.0	16.0

Alabama Power’s net income after dividends on preferred and preference stock for the third quarter 2007 was $246.1 million compared to $238.0 million for the corresponding period of 2006. Net income after dividends on preferred and preference stock for year-to-date 2007 was $508.2 million compared to $438.2 million for the corresponding period of 2006. The increase in earnings for the third quarter and year-to-date 2007 were primarily due to retail base rate revenue increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) that took effect January 1, 2007, as well as favorable weather conditions. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. The increases in revenues for the third quarter and year-to-date 2007 were partially offset by increases in other operations expense mainly related to administrative and general expense, maintenance expense primarily associated with distribution, steam power, and nuclear power, taxes other than income taxes related to state and municipal public utility license tax, and interest expense due to additional debt outstanding and higher interest rates associated with the issuance of new long-term debt.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$61.5	4.6	$282.4	8.9

In the third quarter 2007, retail revenues were $1.39 billion compared to $1.33 billion in the same period in 2006.
For year-to-date 2007, retail revenues were $3.44 billion compared to $3.16 billion in the same period in 2006.
Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail — prior year	$1,333.0		$3,161.9
Estimated change in —
Rates and pricing	61.5	4.6	171.0	5.4
Sales growth	(2.6)	(0.2)	(0.5)	0.0
Weather	10.8	0.8	34.2	1.0
Fuel and other cost recovery	(8.2)	(0.6)	77.7	2.5

Retail — current year	$1,394.5	4.6%	$3,444.3	8.9%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2007 when compared to the same periods in 2006 primarily due to the Rate RSE and Rate CNP Environmental increases effective in January 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL — “PSC Matters — Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K.
Revenues attributable to changes in sales growth were relatively flat in the third quarter of 2007 when compared to the same period in 2006. Commercial KWH energy sales increased due to continued customer and demand growth. This increase was offset by a decrease in industrial KWH energy sales as a result of decreased sales demand in the chemicals and textiles sectors. Residential KWH energy sales during the third quarter 2007 were relatively flat.
For year-to-date 2007, revenues attributable to changes in sales growth were relatively flat when compared to the same period in 2006. Commercial KWH energy sales increased 1.5% due to continued customer and demand growth. This increase was offset by a 0.9% decrease in KWH energy sales to residential customers primarily as a result of a decrease in average residential customer usage and a 2.0% decrease in KWH energy sales to industrial customers primarily as a result of decreased sales demand in the primary metals and textiles sectors.
Revenues increased as a result of favorable weather in the third quarter of 2007 when compared to same period in 2006. The favorable weather, which primarily impacts residential and commercial customers, resulted in increased KWH energy sales to these customers of 1.5% each.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2007, revenues increased as a result of favorable weather when compared to same period in 2006 which resulted in increased KWH energy sales to residential and commercial customers of 3.1% and 1.2%, respectively.
Fuel and other cost recovery revenues decreased in the third quarter of 2007 when compared to the same period in 2006 due to the reduction in the Rate NDR customer billing rate as a result of Alabama Power fully recovering the balance in the deferred natural disaster reserve account in June 2007. See FUTURE EARNINGS POTENTIAL — “FERC and Alabama Power PSC Matters — Natural Disaster Cost Recovery” herein for additional information.
For year-to-date 2007, fuel and other cost recovery revenues increased when compared to the same period in 2006 due to an increase in fuel costs, purchased power costs, and cost associated with PPAs certificated by the Alabama PSC, offset by a reduction in the Rate NDR customer billing rate. Electric rates for Alabama Power include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with Alabama Power’s natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues — Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$6.3	21.5	$(17.9)	(13.3)

In the third quarter 2007, revenues from wholesale energy sales to affiliates were $35.4 million compared to $29.1 million in the same period in 2006. This increase was primarily due to a 44.1% increase in price offset by a 15.7% decrease in KWH sales.
For year-to-date 2007, revenues from wholesale energy sales to affiliates were $116.6 million compared to $134.5 million for the same period in 2006. This decrease was primarily due to an 8.3% decrease in price as well as a 5.5% decrease in KWH sales.
Wholesale energy sales to affiliated companies within the Southern Company system vary from period to period depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
Other Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$1.2	2.9	$7.2	5.6

The third quarter 2007 variance when compared to the third quarter 2006 is not material.
For year-to-date 2007, other revenues were $135.6 million compared to $128.4 million for the same period in 2006. This increase was mainly due to a $4.2 million increase in revenues from co-generation steam facilities resulting from higher gas prices and facilities service contracts and a $2.1 million increase in revenues associated with rent from electric property related to pole attachments and microwave tower rentals.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(14.6)	(2.8)	$71.5	5.6
Purchased power-non-affiliates	4.9	7.4	(27.1)	(22.3)
Purchased power-affiliates	11.7	13.2	15.1	6.5

Total fuel and purchased power expenses	$2.0		$59.5

In the third quarter 2007, total fuel and purchased power expenses were $678.6 million compared to $676.6 million in the same period in 2006. This increase was primarily due to a $10.6 million increase related to greater KWHs purchased offset by an $8.6 million decrease in the cost of energy resulting from a decrease in the average cost of fuel.
For year-to-date 2007, total fuel and purchased power expenses were $1.70 billion compared to $1.64 billion for the same period in 2006. This increase is primarily due to a $60.4 million increase related to greater KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.35	2.41	(2.5)	2.35	2.34	0.4
Purchased power	7.57	7.43	1.9	6.30	6.41	(1.7)

In the third quarter 2007, fuel expense was $506.9 million compared to $521.5 million in the same period in 2006. This decrease was due to a 1.4% decrease in generation from Alabama Power-owned coal and gas-fired facilities and a 5.0% decrease in natural gas prices. These decreases were partially offset by a 1.4% increase in the average cost of coal.
For year-to-date 2007, fuel expense was $1.35 billion compared to $1.28 billion for the same period in 2006. This increase was due to a 1.4% increase in the average cost of coal and a 3.2% increase in generation from Alabama Power-owned coal and gas-fired facilities due to a 47.3% decrease in hydro generation from a severe drought. These increases were partially offset by a 4.6% decrease in natural gas prices.
Non-affiliates
In the third quarter 2007, purchased power — non-affiliates was $71.6 million compared to $66.7 million in the same period in 2006. This increase was primarily due to a 65.5% increase in the amount of energy purchased due to the use of available lower price market purchases from non-affiliates to meet the increase in weather related system demand requirements partially offset by a 33.6% decrease in price.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2007, purchased power — non-affiliates was $94.3 million compared to $121.4 million for the same period in 2006. This decrease was primarily due to a 12.9% decrease in price while the amount of energy purchased declined slightly.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2007, purchased power — affiliates was $100.1 million compared to $88.4 million in the same period in 2006. This increase was due to a 13.1% increase in price offset by a 2.5% decrease in energy purchased.
For year-to-date 2007, purchased power — affiliates was $249.3 million compared to $234.2 million in the same period in 2006. This increase was due to a 6.4% increase in energy purchased and a 5.4% increase in price.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$19.0	10.4	$29.0	5.5
Maintenance	6.8	8.4	16.3	5.6

Total other operations and maintenance expenses	$25.8		$45.3

In the third quarter 2007, other operations and maintenance expenses were $289.6 million compared to $263.8 million in the same period in 2006. This was primarily a result of a $9.6 million increase in administrative and general expenses related to an increase in the accrued expenses for liability insurance, litigation and workers’ compensation reserve, and an increase in nuclear services expense and a $6.7 million increase in steam power expense associated with scheduled outage maintenance cost, environmental-related expense at various coal-fired facilities, and the cost of labor and materials. Also contributing to the increase was a $4.6 million increase in nuclear expense related to outage cost and a $2.9 million increase in distribution expenses related to scheduled overhead line clearance.
For year-to-date 2007, other operations and maintenance expenses were $860.6 million compared to $815.3 million in the same period in 2006. This increase is primarily due to a $12.6 million increase in distribution expenses related to scheduled overhead line clearance and meter expenses and an $8.8 million increase in administrative and general expenses related to an increase in the accrued expenses for liability insurance, litigation and workers’ compensation reserve, and an increase in employee group insurance. Also contributing to the increase was a $7.2 million increase in steam power expense associated with increases in environmental-related expenses as well as the cost of labor and materials, a $6.3 million increase in nuclear expense related to

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
outage cost, a $3.3 million increase in transmission expenses related to load dispatching and external electric purchases, and a $2.6 million increase in customer accounts related to uncollectible accounts and meter reading expense.
Taxes Other than Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$12.8	21.5	$26.1	13.7

In the third quarter 2007, taxes other than income taxes were $72.5 million compared to $59.7 million in the same period in 2006. For year-to-date 2007, taxes other than income taxes were $216.7 million compared to $190.6 million for the same period in 2006. These increases were primarily due to increases in state and municipal public utility license taxes which are directly related to increased retail revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$5.7	144.8	$11.3	84.9

Allowance for equity funds used during construction (AFUDC) in the third quarter 2007 was $9.6 million compared to $3.9 million in the same period in 2006. For year-to-date 2007, AFUDC was $24.6 million compared to $13.3 million for the same period in 2006. These increases were primarily due to increases in the amount of construction work in progress related to environmental, transmission, and distribution projects compared to the same periods in 2006.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$4.1	6.7	$20.5	11.8

In the third quarter 2007, interest expense, net of amounts capitalized was $65.9 million compared to $61.8 million in the same period in 2006. For year-to-date 2007, interest expense, net of amounts capitalized was $194.6 million compared to $174.1 million for the same period in 2006. These increases were mainly due to additional debt outstanding and higher interest rates associated with the issuance of new long-term debt. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Alabama Power in Item 7 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” herein.
Other Income (Expense), Net

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$5.2	66.1	$2.4	13.4

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2007, other income (expense), net was $13.1 million compared to $7.9 million in the same period in 2006. This increase in other income (expense), net was mainly attributed to the write off of the net book value of certain equipment due to the discontinuation of a non-utility marketing program. Neither the write off of the assets, the revenue, nor the net profit(loss) associated with this marketing program were material to the results of operations.
For year-to-date 2007, other income (expense), net was $20.0 million compared to $17.6 million for the same period in 2006. The increase in other expense, net was mainly attributed to the write off of the net book value of certain equipment due to the discontinuation of a non-utility marketing program during the third quarter. This increase was partially offset due to the recording of the settlement with the EPA in the NSR litigation in the first quarter of 2006. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL - “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 of the Form 10-K.
Dividends on Preferred and Preference Stock

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$2.4	40.1	$6.7	36.5

Dividends on preferred and preference stock in the third quarter 2007 were $8.5 million compared to $6.1 million in the same period in 2006. For year-to-date 2007, dividends on preferred and preference stock were $24.9 million compared to $18.2 million for the same period in 2006. These increases were due to the additional dividends associated with the issuance of six million shares of preference stock ($150 million stated capital) in December 2006 and the issuance of six million shares of preference stock ($150 million stated capital) in September 2007. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY — “Financing Activities” of Alabama Power in Item 7 of the Form 10-K.
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$3.6	2.4	$39.5	14.1

The third quarter 2007 variance when compared to the third quarter 2006 is not material.
For year-to-date 2007, income tax expense was $319.8 million compared to $280.3 million in the same period in 2006. This increase was primarily a result of higher earnings before income taxes.
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
New Source Review Litigation
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Environmental Matters — New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. The U.S. District Court for the Northern District of Alabama has issued an order indicating a willingness to re-evaluate its previous decision in light of the Supreme Court’s Duke Energy opinion. The Eleventh Circuit is now considering whether to proceed with the appeal or remand the case to the District Court for further proceedings, and if so, whether to vacate the District Court’s original judgment in favor of Alabama Power. The final resolution of these claims cannot be determined at this time.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “FERC Matters - Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Alabama Power anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $3.9 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
Intercompany Interchange Contract
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FUTURE EARNINGS POTENTIAL — “FERC Matters - Intercompany Interchange Contract” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the provisions of the IIC among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, and, in particular, the propriety of the continued inclusion of Southern Power as a party to the IIC, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable.
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
Retail Fuel Cost Recovery
Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of September 30, 2007 totaled $307 million as compared to $301 million at December 31, 2006. As a result of the increasing level of under recovered fuel costs, in June 2007, the Alabama PSC ordered Alabama Power to increase its Rate ECR factor to 3.1 cents per KWH from 2.4 cents per KWH,

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
effective with billings beginning July 2007 for the 30-month period ending December 2009. This change represents on average an increase of approximately $7.37 per month for a customer billing of 1,000 KWH. This increase is intended to permit the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2009. During the 30-month period, Alabama Power will be allowed to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying costs. As a result of the order, Alabama Power classified $69 million of the under recovered regulatory clause receivable as deferred charges and other assets in the Condensed Balance Sheet as of September 30, 2007 herein.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “PSC Matters — Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. As of December 31, 2006, Alabama Power had a deficit balance in the deferred natural disaster reserve account of approximately $16.8 million. In June 2007, Alabama Power fully recovered its prior storm costs related to Hurricanes Dennis and Katrina. As a result customer rates decreased by $1.73 per month per residential customer account and $4.29 per month per non-residential customer account beginning with July 2007 billings. Alabama Power continues to collect a monthly Rate NDR charge to establish and maintain a target reserve balance of $75 million for future storms. At September 30, 2007, Alabama Power had accumulated a balance of $23.1 million in the target reserve for future storms, which is included in the Condensed Balance Sheet herein under “Other Regulatory Liabilities.”
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
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Alabama Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $898.4 million for the first nine months of 2007, compared to $693.3 million for the corresponding period in 2006. The $205.1 million increase in cash provided from operating activities in the first nine months of 2007 is primarily due to the increase in net income as previously discussed, lower cash outflow for accounts payable, and an increase in the accrued tax liability. Net cash used for investing activities totaled $920.4 million primarily due to gross property additions to utility plant of $822.8 million in the first nine months of 2007. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam equipment, purchases of nuclear fuel, and installation of

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
equipment to comply with environmental standards. Net cash provided from financing activities totaled $314.2 million for the first nine months of 2007, compared to $105.7 million for the corresponding period in 2006. The increase was primarily the result of a decrease in cash outflow for the repayment of outstanding notes payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY — “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, lease obligations, purchase commitments, and trust funding requirements. Approximately $978 million will be required through September 30, 2008 for maturities of long-term debt.
In October 2007, Alabama Power’s Board of Directors approved a new capital budget for 2008 and 2009. The construction program budget for Alabama Power is $1.57 billion for 2008 and $1.58 billion for 2009. Through 2009, Alabama Power estimates spending $1.26 billion on environmental related additions, $354 million on Plant Farley (including $272 million for nuclear fuel), $752 million on distribution facilities and $281 million on transmission facilities. The Southern Company’s system financial plan, including its capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2008. See Note 7 to the financial statements of Alabama Power under “Construction Program” in Item 8 of the Form 10-K for additional details.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Alabama Power has primarily utilized funds from operating cash flows, short-term debt, external security offerings, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2007 approximately $308 million of cash and cash equivalents, $51.5 million of restricted cash related to the sale of pollution control bonds which may be used only for future project costs, unused committed lines of credit of approximately $978 million (including $563 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), and an extendible commercial note program. Of the unused credit facilities, $378 million will expire at various times in 2008 (of which $298 million allow for one-year term loans). The remaining $600 million credit facility expires in 2012. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1.4 billion of short-term borrowings. At September 30, 2007, Alabama Power had no commercial paper or extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, Alabama Power, along with all members of the Power Pool, is party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At September 30, 2007, Alabama Power’s total exposure to these types of agreements was $26.7 million.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC.
The fair value of derivative energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(12,670)	$(32,628)
Contracts realized or settled	10,510	25,245
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(5,795)	(572)

Contracts at September 30, 2007	$(7,955)	$(7,955)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of September 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$(7,956)	$(8,921)	$965
External sources	1	1	—
Models and other methods	—	—	—

Contracts at September 30, 2007	$(7,955)	$(8,920)	$965

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
At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(7,956)
Accumulated other comprehensive income	—
Net income	1

Total fair value	$(7,955)

Unrealized pre-tax gains and losses on energy contracts recognized in income were not material for any period presented. For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND LIQUIDITY - “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
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
In the second quarter 2007, Alabama Power paid at maturity $168.5 million in aggregate principal amount of Series W Floating Rate Extendible Senior Notes. In addition, Alabama Power issued $250 million of senior notes. The proceeds were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuing construction activities. Also in the second quarter of 2007, Alabama Power issued 1,750,000 shares of common stock to Southern Company at $40.00 a share ($70 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
Additionally, in the second quarter 2007, Alabama Power incurred obligations related to the issuance of $246.5 million of The Industrial Development Board of the City of Mobile Pollution Control Revenue Bonds (Alabama Power Barry Plant Project). The proceeds will be held by the trustee and will be transferred to Alabama Power to fund pollution control and environmental improvement facilities at Plant Barry. As of September 30, 2007, approximately $195.5 million had been applied to fund project costs, with the remaining $51 million held by the trustee.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In September 2007, Alabama Power issued 6,000,000 shares of 6.45% Series Preference Stock, Non-Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) ($150 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
Subsequent to September 30, 2007, Alabama Power issued $200 million of Series 2007C 6.00% Senior Insured Monthly Notes due October 15, 2037. Alabama Power also terminated interest rate derivatives related to the senior note issuance at a loss of less than $1.0 million. In addition, Alabama Power issued 2,000,000 shares of 6.50% Series Preference Stock, Non-Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) ($50 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.
Also subsequent to September 30, 2007, Alabama Power paid at maturity $200 million in aggregate principal amount of Series L 7.125% Senior Notes and Alabama Power redeemed $103.1 million aggregate principal amount of Series D Junior Subordinated Notes due October 1, 2042 and the related Flexible Trust Preferred Securities and Common Securities of Alabama Power Capital Trust IV. In addition, Alabama Power announced the planned redemption of 1,250 shares of Alabama Power Company Flexible Money Market Class A Preferred Stock (Series 2003A), Par Value $100,000 Per Share ($125 million aggregate value) in January 2008.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,143,511	$2,001,938	$5,141,403	$4,885,404
Wholesale revenues —
Non-affiliates	127,810	135,647	406,632	404,014
Affiliates	107,451	78,249	208,065	203,791
Other revenues	64,965	59,471	188,956	173,746

Total operating revenues	2,443,737	2,275,305	5,945,056	5,666,955

Operating Expenses:
Fuel	786,021	698,703	2,030,745	1,750,638
Purchased power —
Non-affiliates	168,358	145,495	282,121	288,459
Affiliates	196,700	186,669	560,897	572,642
Other operations	258,865	258,055	739,151	744,858
Maintenance	129,812	116,320	391,070	374,203
Depreciation and amortization	128,268	125,352	381,679	372,850
Taxes other than income taxes	87,708	82,701	231,659	227,431

Total operating expenses	1,755,732	1,613,295	4,617,322	4,331,081

Operating Income	688,005	662,010	1,327,734	1,335,874
Other Income and (Expense):
Allowance for equity funds used during construction	17,846	7,802	45,712	20,324
Interest income	1,436	1,039	2,543	1,613
Interest expense, net of amounts capitalized	(81,796)	(65,770)	(225,457)	(193,442)
Interest expense to affiliate trusts	(6,798)	(14,878)	(35,682)	(44,633)
Other income (expense), net	11,291	7,772	7,376	9,666

Total other income and (expense)	(58,021)	(64,035)	(205,508)	(206,472)

Earnings Before Income Taxes	629,984	597,975	1,122,226	1,129,402
Income taxes	229,862	214,102	401,046	413,832

Net Income	400,122	383,873	721,180	715,570
Dividends on Preferred Stock	689	1,790	2,067	4,150

Net Income After Dividends on Preferred Stock	$399,433	$382,083	$719,113	$711,420

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$399,433	$382,083	$719,113	$711,420
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4,686), $(10,765), $5,044, and $254, respectively	(7,430)	(17,066)	7,996	398
Reclassification adjustment for amounts included in net income, net of tax of $73, $(236), $75, and $(194), respectively	116	(373)	120	(308)
Marketable securities:
Change in fair value, net of tax of $71, $(296), $107, and $(459), respectively	112	(471)	170	(729)

Total other comprehensive income (loss)	(7,202)	(17,910)	8,286	(639)

COMPREHENSIVE INCOME	$392,231	$364,173	$727,399	$710,781

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$721,180	$715,570
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	458,522	439,197
Deferred income taxes and investment tax credits	34,267	35,865
Deferred expenses — affiliates	(19,460)	(19,721)
Allowance for equity funds used during construction	(45,712)	(20,324)
Pension, postretirement, and other employee benefits	35,337	32,140
Other, net	14,382	4,989
Changes in certain current assets and liabilities —
Receivables	(211,971)	(213,235)
Fossil fuel stock	1,827	(76,805)
Materials and supplies	(22,605)	(43,252)
Prepaid income taxes	42,047	62,164
Other current assets	7,450	(786)
Accounts payable	(1,122)	(162,226)
Accrued taxes	25,779	151,042
Accrued compensation	(62,643)	(56,274)
Other current liabilities	31,179	8,272

Net cash provided from operating activities	1,008,457	856,616

Investing Activities:
Property additions	(1,214,093)	(781,134)
Nuclear decommissioning trust fund purchases	(336,526)	(366,452)
Nuclear decommissioning trust fund sales	329,646	359,572
Cost of removal, net of salvage	(28,811)	(18,363)
Change in construction payables, net of joint owner portion	48,074	(13,133)
Other	(11,553)	(7,328)

Net cash used for investing activities	(1,213,263)	(826,838)

Financing Activities:
Increase (decrease) in notes payable, net	(166,951)	371,480
Proceeds —
Senior notes	1,400,000	—
Capital contributions from parent company	270,250	265,777
Pollution control bonds	—	125,845
Redemptions —
Senior notes	(300,000)	(150,000)
First mortgage bonds	—	(20,000)
Pollution control bonds	—	(125,845)
Capital leases	(2,073)	(270)
Long-term debt to affiliate trusts	(453,608)	—
Preferred stock	—	(14,569)
Payment of preferred stock dividends	(2,255)	(2,126)
Payment of common stock dividends	(517,425)	(472,500)
Other	(24,662)	(1,621)

Net cash provided from (used for) financing activities	203,276	(23,829)

Net Change in Cash and Cash Equivalents	(1,530)	5,949
Cash and Cash Equivalents at Beginning of Period	16,850	11,138

Cash and Cash Equivalents at End of Period	$15,320	$17,087

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $19,181 and $8,177 capitalized for 2007 and 2006, respectively)	$229,282	$226,368
Income taxes (net of refunds)	$254,742	$177,486
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$15,320	$16,850
Receivables —
Customer accounts receivable	670,600	474,046
Unbilled revenues	188,036	130,585
Under recovered regulatory clause revenues	526,227	353,976
Other accounts and notes receivable	95,370	93,656
Affiliated companies	49,521	21,941
Accumulated provision for uncollectible accounts	(10,273)	(10,030)
Fossil fuel stock, at average cost	390,183	392,011
Materials and supplies, at average cost	326,938	304,514
Vacation pay	62,306	61,907
Prepaid income taxes	19,057	61,104
Other	42,300	85,725

Total current assets	2,375,585	1,986,285

Property, Plant, and Equipment:
In service	21,745,564	21,279,792
Less accumulated provision for depreciation	8,614,032	8,343,309

	13,131,532	12,936,483
Nuclear fuel, at amortized cost	191,186	180,129
Construction work in progress	1,559,280	923,948

Total property, plant, and equipment	14,881,998	14,040,560

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61,706	70,879
Nuclear decommissioning trusts, at fair value	597,089	544,013
Other	36,883	58,848

Total other property and investments	695,678	673,740

Deferred Charges and Other Assets:
Deferred charges related to income taxes	523,012	510,531
Prepaid pension costs	709,115	688,671
Deferred under recovered regulatory clause revenues	285,381	544,152
Other regulatory assets	601,613	629,003
Other	296,054	235,788

Total deferred charges and other assets	2,415,175	2,608,145

Total Assets	$20,368,436	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$432,400	$303,906
Notes payable	566,330	733,281
Accounts payable —
Affiliated	239,813	238,093
Other	439,132	402,222
Customer deposits	169,317	155,763
Accrued taxes —
Income taxes	183,303	217,603
Other	236,235	275,098
Accrued interest	87,135	74,643
Accrued vacation pay	49,485	49,704
Accrued compensation	82,897	141,356
Other	98,974	125,494

Total current liabilities	2,585,021	2,717,163

Long-term Debt	5,207,764	4,242,839

Long-term Debt Payable to Affiliated Trusts	515,465	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,891,790	2,815,724
Deferred credits related to income taxes	149,349	157,297
Accumulated deferred investment tax credits	272,361	282,070
Employee benefit obligations	764,125	698,274
Asset retirement obligations	654,295	626,681
Other cost of removal obligations	428,084	436,137
Other regulatory liabilities	268,606	281,391
Other	139,556	80,839

Total deferred credits and other liabilities	5,568,166	5,378,413

Total Liabilities	13,876,416	13,307,488

Preferred Stock	44,990	44,991

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,320,650	3,039,845
Retained earnings	2,731,514	2,529,826
Accumulated other comprehensive loss	(3,607)	(11,893)

Total common stockholder’s equity	6,447,030	5,956,251

Total Liabilities and Stockholder’s Equity	$20,368,436	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
AND
YEAR-TO-DATE 2007 vs. YEAR-TO-DATE 2006
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand and increasingly stringent environmental standards. These issues are addressed in a general rate case filed on June 29, 2007 that is expected to be completed in late December. In addition, fuel costs rose significantly during 2005 and 2006. Georgia Power received Georgia PSC orders to increase its fuel recovery rate effective July 1, 2006 and March 1, 2007 and continues to work with the Georgia PSC to enable the timely recovery of these costs.
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Georgia Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$17.3	4.5	$7.7	1.1

Georgia Power’s net income after dividends on preferred stock for the third quarter was $399.4 million compared to $382.1 million for the corresponding period in 2006. The increase in earnings was primarily the result of higher base retail revenues due to favorable weather conditions and its effects on pricing partially offset by the timing of maintenance activities.
For year-to-date 2007 net income after dividends on preferred stock was $719.1 million compared to $711.4 million for the corresponding period in 2006. The increase in earnings was primarily the result of higher base retail revenues from residential and commercial customers due to favorable weather conditions, customer growth, and a lower effective tax rate. This increase was offset by increased maintenance and interest expenses as well as lower contributions from market-driven rates to large commercial and industrial customers during the first two quarters of 2007.
Retail Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$141.6	7.1	$256.0	5.2

In the third quarter 2007, retail revenues were $2.1 billion compared to $2.0 billion in the corresponding period in 2006.
For year-to-date 2007, retail revenues were $5.1 billion compared to $4.9 billion for the same period in 2006.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	Third Quarter 2007		Year-to-Date 2007
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,001.9		$4,885.4
Estimated change in —
Rates and pricing	28.0	1.4	(56.8)	(1.2)
Sales growth	1.7	0.1	37.2	0.8
Weather	10.5	0.5	20.5	0.4
Fuel cost recovery	101.4	5.1	255.1	5.2

Retail – current year	$2,143.5	7.1	$5,141.4	5.2

Revenues associated with changes in rates and pricing increased in the third quarter 2007 and decreased for year-to-date 2007 when compared to the corresponding periods for 2006. Revenues associated with rates and pricing changes increased in the third quarter 2007 primarily due to higher demand driven revenues from commercial customers. Some commercial customers are billed under tariffs that are subject to increased capacity charges when new peak demands are set, as occurred in August. Also contributing to the increase related to changes in rates and pricing were higher contributions from market-driven rates for sales to large commercial and industrial customers. Revenues associated with changes in rates and pricing decreased year-to-date 2007 primarily due to lower contributions from market-driven rates for sales to large commercial and industrial customers partially offset by higher demand revenues from commercial customers.
Revenues attributable to sales growth were $1.7 million in the third quarter and $37.2 million year-to-date 2007 when compared to the corresponding periods for 2006. Total retail KWH sales increased 1.6% for the third quarter and 1.9% for year-to-date compared to the corresponding periods in 2006. These increases were primarily the result of the addition of over 26,000 customers. For the third quarter and year-to-date, residential KWH sales increased 1.4% and 3.1%, respectively, and commercial KWH sales increased 2.8% in each period. These increases were partially offset by a 0.5% year-to-date decrease in KWH sales to industrial customers primarily due to reduced demand from the textile industry.
Revenues attributable to changes in weather increased in the third quarter and year-to-date 2007 when compared to the corresponding periods for 2006 primarily due to the sustained warmer conditions in August 2007.
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
Wholesale Revenues – Non-Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(7.8)	(5.8)	$2.6	0.6

In the third quarter 2007, revenues from wholesale – non-affiliates were $127.8 million compared to $135.6 million in the same period in 2006. The third quarter decrease was primarily the result of a 5.9% decrease in

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
wholesale non-affiliate sales volume due to lower off-system sales from long-term contracts as well as decreased off-system market opportunity sales because generation resources were needed to meet Georgia Power retail and Southern Company system demand.
For year-to-date 2007, revenues from wholesale – non-affiliates were $406.6 million compared to $404.0 million in the same period in 2006. The increase was not material.
Wholesale energy sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
Wholesale Revenues – Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$29.3	37.3	$4.3	2.1

In the third quarter 2007, revenues from wholesale – affiliates were $107.5 million compared to $78.2 million for the corresponding period in 2006. This increase was primarily due to an 18.9% increase in third quarter 2007 KWH sales to affiliates due to the availability of Georgia Power generating assets to meet Southern Company system demand.
For year-to-date 2007, revenues from wholesale – affiliates were $208.1 million compared to $203.8 million, for the corresponding period in 2006. The increase was not material.
Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Other Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$5.5	9.2	$15.3	8.8

In the third quarter and year-to-date 2007, other revenues were $65.0 million and $189.0 million, respectively, compared to $59.5 million and $173.7 million in the corresponding periods in 2006. The other revenue increases were primarily due to increases in transmission and outdoor lighting revenues. Transmission revenues increased $2.7 million third quarter and $9.6 million year-to-date primarily due to the increased usage of Georgia Power’s transmission system by non-affiliated companies. Outdoor lighting revenues increased $2.2 million in the third quarter and $5.7 million year-to-date primarily due to a 3.1% increase in the number of lighting customers.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$87.3	12.5	$280.1	16.0
Purchased power – non-affiliates	22.9	15.7	(6.3)	(2.2)
Purchased power – affiliates	10.0	5.4	(11.8)	(2.1)

Total fuel and purchased power expenses	$120.2		$262.0

In the third quarter 2007, total fuel and purchased power expenses were $1.2 billion compared to $1.0 billion for the corresponding period in 2006. The increase in fuel and purchased power expenses was due to $79.8 million net increase in the average cost of energy per net KWH and a $40.4 million increase from higher KWH volumes generated and purchased compared to the corresponding period in 2006. The increase in KWH volumes generated and purchased can be partially attributed to the increased demand due to warmer summer weather as well as the decrease in Georgia Power’s hydro generation due to the severe drought in Georgia.
For year-to-date 2007, total fuel and purchased power expenses were $2.9 billion compared to $2.6 billion for the same period in 2006. The net increase in fuel and purchase power expenses was primarily due to a $203.6 million net increase in the average cost of energy per net KWH and a $58.4 million increase from higher KWH volumes generated and purchased compared to the corresponding period in 2006. The increase in KWH volumes generated and purchased can be partially attributed to the increased demand due to the warmer summer weather as well as the decrease in Georgia Power’s hydro generation due to the severe drought in Georgia.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	2.77	2.52	9.9	2.69	2.43	10.7
Purchased power	7.61	7.31	4.1	7.25	7.04	3.0

In the third quarter 2007, fuel expense was $786.0 million compared to $698.7 million for the corresponding period in 2006. This increase was due to a 9.9% increase in the average cost of fuel per net KWH generated and the increased use of available gas generation resources to meet summer peak demand requirements in 2007.
For year-to-date 2007, fuel expense was $2.0 billion compared to $1.8 billion in 2006. This increase was the result of a 10.7% increase in the average cost of fuel per net KWH generated primarily due to higher coal transportation costs and an increase in the use of available gas generation resources, which have higher fuel costs than other generation resources.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the third quarter 2007, purchased power expense – non-affiliates was $168.4 million compared to $145.5 million for the third quarter 2006. This increase was primarily the result of an increase of 62.2% in KWH volume purchased from non-affiliates compared to the same period in 2006 due to the use of available lower priced market purchases from non-affiliates to meet the increase in weather-related system demand requirements.
For year-to-date 2007, purchased power expense – non-affiliates was $282.1 million compared to $288.5 million for the corresponding period in 2006. The decrease was primarily the result of a year-to-date 20.8% decrease in the average cost of purchase power from non-affiliates per KWH purchased, partially offset by an increase of 23.5% in KWH volume purchased from non-affiliates compared to the same period in 2006.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2007, purchased power – affiliates was $196.7 million compared to $186.7 million for the third quarter 2006. Purchases from affiliates increased primarily due to an overall increase in the marginal cost of energy despite a decrease of 6.8% in KWH volume purchased from affiliates compared to the same period in 2006.
For year-to-date 2007, purchased power – affiliates was $560.9 million compared to $572.6 million for the corresponding period in 2006. Year-to-date KWH purchases decreased 1.1% primarily due to the availability of Georgia Power self-owned assets to meet customer demand.
Energy purchases from affiliated companies within the Southern Company system will vary depending with demand and the availability and cost of generating resources at each company. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$0.8	0.3	$(5.7)	(0.8)
Maintenance	13.5	11.6	16.9	4.5

Total other operations and maintenance expenses	$14.3		$11.2

In the third quarter 2007, other operations and maintenance expenses were $388.7 million compared to $374.4 million in the same period in 2006. This was primarily the result of a $13.0 million increase due to the timing and higher cost of generation maintenance and outage activities at Georgia Power’s fossil and nuclear units and a $6.4 million increase in expenses due to the timing of distribution maintenance activities. This was partially offset by a $2.1 million decrease in transmission expenses associated with the integrated transmission system that Georgia Power shares with its joint owners and a $2.4 million decrease in uncollectible account expenses.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2007, other operations and maintenance expenses were $1.13 billion compared to $1.12 billion for the same period in 2006. The $11.2 million increase was primarily the result of an $18.0 million increase in fossil generation expenses due to the timing and higher cost of maintenance outages. Also contributing to the increase was $5.5 million in additional nuclear outage expenses. Offsetting these increases were a $5.4 million decrease in uncollectible account expenses and a $7.0 million decrease in employee compensation and benefit expenses.
Allowance for Equity Funds Used During Construction

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$10.0	128.7	$25.4	124.9

In the third quarter and year-to-date 2007, the allowance for equity funds used during construction was $17.8 million and $45.7 million, respectively, compared to $7.8 million and $20.3 million for the corresponding periods in 2006. These increases were primarily related to a 115.3% increase in average third quarter expenditures and a 106.4% increase in average year-to-date expenditures related to new and ongoing construction activities for environmental, transmission, and distribution projects. See Note 7 to the financial statements of Georgia Power under “Construction Program” in Item 8 of the Form 10-K for additional information regarding Georgia Power’s construction program.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$16.0	24.4	$32.1	16.6

In the third quarter and year-to-date 2007, interest expense, net of amounts capitalized was $81.8 million and $225.5 million, respectively, compared to $65.8 million and $193.4 million for the corresponding periods in 2006. These increases were primarily the result of generally higher interest rates for variable rate debt and the issuance of additional long-term debt. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein for additional information.
Interest Expense to Affiliate Trusts

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(8.1)	(54.3)	$(8.9)	(20.1)

In the third quarter and year-to-date 2007, interest expense to affiliate trusts was $6.8 million and $35.7 million, respectively, compared to $14.9 million and $44.6 million for the corresponding periods in 2006. These decreases were primarily the result of the redemption of junior subordinated notes and related trust preferred securities issued by Georgia Power Capital Trust V in June 2007. This decrease was partially offset by the increase in interest expense, net of amounts capitalized. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense), Net

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$3.5	45.3	$(2.3)	(23.7)

In the third quarter and year-to-date 2007, other income (expense), net was $11.3 million and $7.4 million, respectively, compared to $7.8 million and $9.7 million for the corresponding periods in 2006. The third quarter increase was primarily the result of higher income from a residential pricing program and customer contract work. The year-to-date decrease was the result of higher charitable donations and lower customer facilities charges.
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$15.8	7.4	$(12.8)	(3.1)

In the third quarter and year-to-date 2007, income taxes were $229.9 million and $401.0 million, respectively, compared to $214.1 million and $413.8 million for the corresponding periods in 2006. The third quarter increase was primarily a result of higher pre-tax net income. The year-to-date decrease was primarily the result of higher state income tax credits, an increase in federal tax benefits, and lower pre-tax income. See Note (H) to the Condensed Financial Statements herein for additional information related to the tax impact of state income tax credits on Georgia Power’s effective tax rate.
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
Eight-Hour Ozone Regulations
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
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of controls on the majority of Georgia Power’s coal-fired units. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” in Item 7 of the Form 10-K for a discussion of estimated compliance costs for 2007 through 2009. If compliance costs cannot be fully recovered in rates on a timely basis, Georgia Power’s financial statements would be adversely impacted. See “FERC and Georgia PSC Matters – Retail Base Rate Recovery” for information on Georgia Power’s request to increase retail rates effective January 1, 2008.
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
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Georgia Power anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $5.8 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
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
Retail Fuel Cost Recovery
As of September 30, 2007, Georgia Power had an under recovered fuel balance of approximately $811.6 million, compared to $898.1 million at December 31, 2006. On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. The order also requires Georgia Power to file for a new fuel cost recovery rate no later than March 1, 2008. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in the billing factor will have no significant effect on Georgia Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.
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
On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operations, maintenance, and other investment costs to meet the rising demand for electricity. Hearings on Georgia Power’s direct testimony were held in early October. In direct testimony filed on October 22, 2007, the Georgia PSC staff proposed certain adjustments to Georgia Power’s general rate case that indicates a $21 million revenue surplus. Georgia Power disagrees with the majority of the staff’s proposed adjustments. Hearings on Georgia PSC staff’s and intervenors’ direct testimony will be held in early November. Georgia Power’s rebuttal hearings will occur later the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $189 million, or 2.62%, and $41 million, or 0.56%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “PSC Matters – Rate Plans” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Rate Plans” in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein for additional information.
Other
The Georgia PSC recently approved certification of Plant McDonough combined cycle units four and five and decertified Plant McDonough coal units one and two. See BUSINESS – “Rate Matters – Integrated Resource Planning” of Georgia Power in Item 1 of the Form 10-K for additional information.
Other Matters
In September 2007, 2006, and 2005 Georgia Power filed its 2006, 2005, and 2004 income tax returns, respectively, which included state income tax credits for activity through Georgia ports. Georgia Power has also filed additional similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Georgia Power’s net income. If Georgia Power is not

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
successful, payment of the related state tax could have a significant, and possibly material, negative effect on Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.
See Note 3 to the financial statements of Georgia Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. In April 2007, the Monroe Board filed a petition with the Georgia Supreme Court requesting review of the decision of the Georgia Court of Appeals. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. The Georgia Supreme Court heard oral arguments regarding the matter on October 15, 2007. The suit could impact all co-owners. Georgia Power could be subject to total taxes through September 30, 2007 of up to $21.7 million, plus penalties and interest. The ultimate outcome of this matter cannot currently be determined.
Georgia Power proposed a donation of approximately 2,200 acres in Tallulah Gorge State Park to the State of Georgia which the Georgia Department of Natural Resources voted to accept on October 24, 2007. The donation is expected to be effective in the fourth quarter 2007. The impact of this donation to Georgia Power’s net income could possibly be significant but cannot be determined at this time.
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
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Georgia Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $1.0 billion for the first nine months of 2007, compared to $857 million for the corresponding period in 2006. The $152 million increase in cash provided from operating activities in the first nine months of 2007 is primarily due to higher total retail revenues and less cash used for working capital primarily through lower inventory additions and increases in accounts payable, accrued taxes, and other current liabilities. Net cash used for investing activities totaled $1.2 billion primarily due to gross property additions to utility plant of $1.3 billion in the first nine months of 2007. These additions were primarily related to construction of transmission and distribution facilities, purchases of nuclear fuel, and installation of equipment to comply with environmental standards. Net cash provided from financing activities totaled $203 million for the first nine months of 2007, compared to net cash used for financing activities of $24 million for the corresponding period in 2006. The net change was primarily the result of the issuance of new senior notes.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, preferred stock dividends, lease obligations, purchase commitments, and

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
trust funding requirements. Since December 31, 2006, Georgia Power has entered into four additional PPAs totaling approximately 1,863 MW annually. These contracts begin in 2009 and 2010 and are expected to result in additional obligations of $1.3 million in 2008-2009, $191.4 million in 2010-2011, and $1.08 billion thereafter. Of the total capacity, approximately 561 MW will expire in 2017, 1,274 MW in 2025, and 28 MW in 2029. These contracts have been certified by the Georgia PSC. Two of the contracts are with Southern Power and are also subject to FERC approval. Approximately $432 million will be required through September 30, 2008 for redemptions and maturities of long-term debt.
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
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2007 approximately $15 million of cash and cash equivalents and $902 million of unused credit arrangements with banks, of which $110 million of such lines are dedicated to funding purchase obligations related to variable rate pollution control bonds. Of the unused credit arrangements, $40 million expire in 2008 and $862 million expire in 2012.
Of the facilities that expire in 2008, all contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These unused credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2007, Georgia Power had approximately $566 million of commercial paper and no bank loans or extendible commercial notes outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At September 30, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $8 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $388 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash.
Georgia Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for it and/or Alabama Power. These agreements are primarily for natural gas and power price risk management

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
activities. At September 30, 2007, Georgia Power’s total exposure to these types of agreements was $26.7 million.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2006 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel hedging program at the instruction of the Georgia PSC.
The fair value of derivative energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(21,458)	$(38,003)
Contracts realized or settled	19,859	33,394
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(9,557)	(6,547)

Contracts at September 30, 2007	$(11,156)	$(11,156)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of September 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(11,158)	$(12,095)	$937
External sources	2	2	—
Models and other methods	—	—	—

Contracts at September 30, 2007	$(11,156)	$(12,093)	$937

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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At September 30, 2007, the fair value gain/(loss) of all derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(11,158)
Accumulated other comprehensive income	—
Net income	2

Total fair value	$(11,156)

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
Financing Activities
In the first nine months of 2007, Georgia Power issued $1.4 billion of senior notes. The proceeds were used to repay a portion of Georgia Power’s outstanding short-term indebtedness, to fund the redemption in June of $454 million outstanding principal amount of its Series E 7.125% Junior Subordinated Notes due March 2042 and the related 7.125% Preferred Securities of Georgia Power Capital Trust V, and for other general corporate purposes, including Georgia Power’s continuous construction program. Georgia Power also terminated derivative transactions related to the issuances at a net gain of $12.1 million, $5.7 million of which will be amortized over a 30-year period, with the remainder amortized over a 10-year period.
In July, Georgia Power borrowed $300 million under a short-term credit agreement that matured in September 2007. The proceeds were used to repay short-term indebtedness incurred to repay $300 million of Georgia Power’s Series J 4.875% Senior Notes at maturity in July 2007. Also during July, Georgia Power borrowed $150 million under a short-term credit agreement that matured in August 2007 to provide additional short-term liquidity.
In addition, in September 2007, holders of $75 million aggregate principal amount of Georgia Power’s Series 2007C Floating Rate Senior Notes elected not to extend the then current maturity date in September 2008.
Also, in the first nine months of 2007, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to planned future debt issuances. See Note (F) to the Condensed Financial Statements for further details.
Subsequent to September 30, 2007, Georgia Power issued $225 million of 6.50% Preference Stock. The proceeds along with other monies of Georgia Power were applied to the redemption in November of $309 million aggregate principal amount of its Series F 4.875% Junior Subordinated Notes due November 2042 and the related flexible trust preferred and common securities of Georgia Power Capital Trust VI.
Also subsequent to September 30, 2007, Georgia Power entered into interest rate derivatives with a notional amount of $50 million to hedge the interest rate risk of a planned future debt issuance. The derivative will be settled at the time the underlying debt is issued.

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

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$325,864	$317,591	$788,827	$742,564
Wholesale revenues —
Non-affiliates	20,892	22,994	65,296	64,176
Affiliates	13,297	19,323	74,190	87,348
Other revenues	16,503	13,122	42,870	34,706

Total operating revenues	376,556	373,030	971,183	928,794

Operating Expenses:
Fuel	150,665	165,774	430,188	407,930
Purchased power —
Non-affiliates	7,110	5,837	10,453	15,164
Affiliates	36,737	28,814	54,247	50,941
Other operations	53,987	47,210	147,000	137,461
Maintenance	16,491	13,238	49,148	43,952
Depreciation and amortization	21,540	22,313	63,840	66,679
Taxes other than income taxes	25,027	23,333	65,516	62,015

Total operating expenses	311,557	306,519	820,392	784,142

Operating Income	64,999	66,511	150,791	144,652
Other Income and (Expense):
Interest income	1,295	1,938	4,192	3,488
Interest expense, net of amounts capitalized	(10,968)	(10,031)	(32,343)	(29,088)
Interest expense to affiliate trusts	(577)	(1,148)	(1,732)	(3,443)
Other income (expense), net	150	(324)	139	(1,221)

Total other income and (expense)	(10,100)	(9,565)	(29,744)	(30,264)

Earnings Before Income Taxes	54,899	56,946	121,047	114,388
Income taxes	19,911	21,544	44,271	42,896

Net Income	34,988	35,402	76,776	71,492
Dividends on Preference Stock	825	825	2,475	2,475

Net Income After Dividends on Preference Stock	$34,163	$34,577	$74,301	$69,017

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$34,163	$34,577	$74,301	$69,017
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(976), $(1,382), $1,561, and $(1,573), respectively	(1,554)	(2,201)	2,485	(2,505)
Reclassification adjustment for amounts included in net income, net of tax of $54, $31, $214, and $94, respectively	87	51	342	151

Total other comprehensive income (loss)	(1,467)	(2,150)	2,827	(2,354)

COMPREHENSIVE INCOME	$32,696	$32,427	$77,128	$66,663

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$76,776	$71,492
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	67,644	70,691
Deferred income taxes	(11,540)	6,392
Pension, postretirement, and other employee benefits	1,809	2,783
Stock option expense	1,022	880
Tax benefit of stock options	268	118
Other, net	3,099	3,513
Changes in certain current assets and liabilities —
Receivables	(18,793)	(53,771)
Fossil fuel stock	(19,667)	(26,151)
Materials and supplies	(1,521)	(3,909)
Prepaid income taxes	7,177	(603)
Property damage cost recovery	19,467	19,285
Other current assets	1,735	909
Accounts payable	7,500	14,621
Accrued taxes	31,826	12,972
Accrued compensation	(5,217)	(8,794)
Other current liabilities	2,890	6,918

Net cash provided from operating activities	164,475	117,346

Investing Activities:
Property additions	(164,217)	(108,524)
Cost of removal, net of salvage	(7,890)	(3,349)
Construction payables	(6,354)	(4,212)
Other	(232)	(9,543)

Net cash used for investing activities	(178,693)	(125,628)

Financing Activities:
Increase (decrease) in notes payable, net	(94,881)	57,241
Proceeds —
Senior Notes	85,000	—
Common stock issued to parent	80,000	—
Capital contributions from parent company	—	21,140
Gross excess tax benefit of stock options	646	240
Redemptions — Pollution control bonds	—	(12,075)
Payment of preference stock dividends	(2,475)	(2,475)
Payment of common stock dividends	(55,575)	(52,725)
Other	(1,104)	(287)

Net cash provided from financing activities	11,611	11,059

Net Change in Cash and Cash Equivalents	(2,607)	2,777
Cash and Cash Equivalents at Beginning of Period	7,526	3,847

Cash and Cash Equivalents at End of Period	$4,919	$6,624

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $619 and $59 capitalized for 2007 and 2006, respectively)	$24,875	$25,412
Income taxes (net of refunds)	$25,659	$36,164
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$4,919	$7,526
Receivables —
Customer accounts receivable	89,608	56,489
Unbilled revenues	47,141	38,287
Under recovered regulatory clause revenues	69,406	79,235
Other accounts and notes receivable	14,304	9,015
Affiliated companies	2,587	15,302
Accumulated provision for uncollectible accounts	(1,655)	(1,279)
Fossil fuel stock, at average cost	95,703	76,036
Materials and supplies, at average cost	36,827	35,306
Property damage cost recovery	24,341	28,771
Other regulatory assets	11,699	15,977
Other	2,186	14,259

Total current assets	397,066	374,924

Property, Plant, and Equipment:
In service	2,660,350	2,574,517
Less accumulated provision for depreciation	916,031	901,564

	1,744,319	1,672,953
Construction work in progress	97,467	62,815

Total property, plant, and equipment	1,841,786	1,735,768

Other Property and Investments	16,709	14,846

Deferred Charges and Other Assets:
Deferred charges related to income taxes	17,212	17,148
Prepaid pension costs	71,027	69,895
Other regulatory assets	105,113	110,077
Other	21,687	17,831

Total deferred charges and other assets	215,039	214,951

Total Assets	$2,470,600	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$41,238	$—
Notes payable	25,565	120,446
Accounts payable —
Affiliated	47,426	44,375
Other	47,485	49,979
Customer deposits	24,628	21,363
Accrued taxes —
Income taxes	47,870	29,771
Other	24,764	15,033
Accrued interest	9,982	7,645
Accrued compensation	11,715	16,932
Other regulatory liabilities	6,743	9,029
Other	26,557	30,975

Total current liabilities	313,973	345,548

Long-term Debt	739,577	654,860

Long-term Debt Payable to Affiliated Trusts	—	41,238

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	233,252	237,862
Accumulated deferred investment tax credits	13,335	14,721
Employee benefit obligations	77,401	73,922
Other cost of removal obligations	170,432	165,410
Other regulatory liabilities	47,164	46,485
Other	84,098	72,533

Total deferred credits and other liabilities	625,682	610,933

Total Liabilities	1,679,232	1,652,579

Preference Stock	53,886	53,887

Common Stockholder’s Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — September 30, 2007: 1,792,717 shares
— December 31, 2006: 992,717 shares	118,060	38,060
Paid-in capital	430,498	428,592
Retained earnings	190,694	171,968
Accumulated other comprehensive loss	(1,770)	(4,597)

Total common stockholder’s equity	737,482	634,023

Total Liabilities and Stockholder’s Equity	$2,470,600	$2,340,489

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(1.2)	$5.3	7.7

Gulf Power’s net income after dividends on preference stock for the third quarter 2007 was $34.2 million compared to $34.6 million for the corresponding period in 2006. The decrease in the third quarter 2007 compared to the corresponding period in 2006 was primarily due to increases in maintenance expense and interest expense, net of amounts capitalized offset by an increase in retail revenues.
Gulf Power’s net income after dividends on preference stock for year-to-date 2007 was $74.3 million compared to $69.0 million for the corresponding period in 2006. The year-to-date increase was primarily due to increases in retail revenues, earnings on additional investments in environmental controls through the environmental cost recovery provision, and related allowance for equity funds used during construction.
Retail Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$8.3	2.6	$46.2	6.2

In the third quarter 2007, retail revenues were $325.9 million compared to $317.6 million in the corresponding period in 2006.
For year-to-date 2007, retail revenues were $788.8 million compared to $742.6 million for the corresponding period in 2006.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of retail revenues are as follows:

	Third Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$317.6		$742.6
Estimated change in
— Rates and pricing	0.8	0.4	2.0	0.3
Sales growth	1.1	0.3	5.1	0.7
Weather	2.9	0.9	1.7	0.2
Fuel and other cost recovery	3.5	1.0	37.4	5.0

Retail – current year	$325.9	2.6	$788.8	6.2

Revenues associated with changes in rates and pricing increased in the third quarter 2007 and year-to-date 2007, when compared to corresponding periods in 2006, due to cost recovery provisions. These cost recovery provisions include energy conservation costs and environmental compliance costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues,” and “Environmental Remediation Cost Recovery” and Note 3 to the financial statements under “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth increased in the third quarter of 2007 when compared to the same period in 2006 primarily from a 4.2% increase and a 2.2% increase in KWH energy sales to commercial and residential customers, respectively. These increases were offset by a decrease of 3.6% in KWH sales to industrial customers.
For the year-to-date 2007, revenues attributable to changes in sales growth increased when compared to the corresponding period in 2006 primarily from a 3.4% increase and a 1.8% increase in KWH energy sales to commercial and residential customers, respectively. These increases were offset by a decrease of 7.1% in KWH sales to industrial customers.
Revenues associated with changes in weather increased in the third quarter 2007 and year-to-date 2007 when compared to the corresponding periods in 2006. The increases for both periods were the result of more favorable weather in 2007 compared to 2006.
Revenues associated with changes in fuel and other cost recovery increased in the third quarter 2007 and year-to-date 2007, when compared to corresponding periods in 2006. These cost recovery provisions include fuel expenses, the energy component of purchased power costs, and purchased power capacity costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. Cost recovery provisions also include revenues related to the recovery of storm damage restoration costs. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues,” and “Property Damage Reserve” and Note 3 to the financial statements under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(2.1)	(9.1)	$1.1	1.7

In the third quarter 2007, wholesale revenues from non-affiliates were $20.9 million compared to $23.0 million in the corresponding period in 2006. The decrease was primarily a result of lower KWH sales to wholesale customers due to increased retail demand within Gulf Power’s service territory.
For year-to-date 2007, wholesale revenues from non-affiliates were $65.3 million compared to $64.2 million for the same period in 2006. The increase was primarily a result of higher KWH sales to wholesale customers.
Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
Wholesale Revenues – Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(6.0)	(31.2)	$(13.1)	(15.1)

In the third quarter 2007, wholesale revenues from affiliates were $13.3 million compared to $19.3 million in the corresponding period in 2006. The decrease was primarily a result of higher retail customer demand within Gulf Power’s service territory.
For year-to-date 2007, wholesale revenues from affiliates were $74.2 million compared to $87.3 million for the same period in 2006. The decrease was primarily a result of higher retail customer demand within Gulf Power’s service territory in peak months of the year.
Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Other Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$3.4	25.8	$8.2	23.5

In the third quarter 2007, other revenues were $16.5 million compared to $13.1 million in the same period in 2006. For year-to-date 2007, other revenues were $42.9 million compared to $34.7 million for the same period in 2006. These increases were primarily a result of other energy services and higher franchise fees, which have no impact on earnings. Franchise fees are generally proportional to sales revenue and are offset by franchise and gross receipt taxes. The increased revenues from other energy services did not have a material impact on earnings since they were offset by associated expenses.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(15.1)	(9.1)	$22.3	5.5
Purchased power-non-affiliates	1.3	21.8	(4.7)	(31.1)
Purchased power-affiliates	7.9	27.5	3.3	6.5

Total fuel and purchased power expenses	$(5.9)		$20.9

Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter		Year-to-Date	Year-to-Date
Average Cost	2007	2006	% change	2007	2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.44	3.55	(3.1)	3.42	3.26	4.9
Purchased power	13.08	17.94	(27.1)	9.41	9.67	(2.7)

In the third quarter 2007, fuel expense was $150.7 million compared to $165.8 million in the same period in 2006. The decrease was due to a $4.6 million decrease in the average cost of fuel and a $10.5 million decrease in the KWH volume generated. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
For year-to-date 2007, fuel expense was $430.2 million compared to $407.9 million for the same period in 2006. The increase was due to a $20.2 million increase in the average cost of fuel as well as a $2.1 million increase due to the KWH volume generated. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Non-affiliates
In the third quarter 2007, purchased power expense – non-affiliates was $7.1 million compared to $5.8 million for the corresponding period in 2006. The increase was due to a $1.4 million increase resulting from higher average cost per net KWH offset by a $0.1 million decrease in KWH purchases.
For year-to-date 2007, purchased power expense – non-affiliates was $10.5 million compared to $15.2 million in the corresponding period in 2006. The decrease was due to a $2.2 million decrease in KWH purchases and a $2.5 million decrease resulting from lower cost per net KWH.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Affiliates
In the third quarter 2007, purchased power – affiliates was $36.7 million compared to $28.8 million for the corresponding period in 2006. The increase was due to a $44.3 million increase in KWH purchases offset by a $36.4 million decrease resulting from lower average cost per net KWH.
For year-to-date 2007, purchased power – affiliates was $54.2 million compared to $50.9 million for the corresponding period in 2006. The increase was due to a $5.5 million increase in KWH purchases offset by a $2.2 million decrease resulting from lower average cost per net KWH.
Energy purchases from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$6.8	14.4	$9.5	6.9
Maintenance	3.3	24.6	5.2	11.8

Total other operations and maintenance expenses	$10.1		$14.7

In the third quarter 2007, other operations and maintenance expenses were $70.5 million compared to $60.4 million in the same period in 2006. This was primarily a result of a $1.0 million increase in employee benefit expenses, a $2.4 million increase in production expenses associated with increased operating expenses and maintenance performed on power generation facilities, a $2.1 million increase in other energy services, which did not have a material impact on earnings since they were offset by associated revenues, a $2.1 million increase in distribution expenses related to vegetation management and labor cost, and a $0.6 million increase in customer accounts related to uncollectible accounts.
For year-to-date 2007, other operations and maintenance expenses were $196.1 million compared to $181.4 million for the same period in 2006. The increase was primarily the result of a $4.7 million increase in other energy services, which did not have a material impact on earnings since they were offset by associated revenues, and a $2.9 million increase in production operating expense. Also contributing to the increase was a $4.5 million in additional scheduled and unscheduled maintenance performed on power generation facilities and a $1.5 million in additional vegetation management expense.
Depreciation and Amortization

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(0.8)	(3.5)	$(2.8)	(4.3)

In the third quarter 2007, depreciation and amortization expenses were $21.5 million compared to $22.3 million in the same period in 2006. For year-to-date 2007, depreciation and amortization expenses were $63.8 million compared to $66.6 million in the same period in 2006. The decreases for both periods were the result of new depreciation rates implemented in January 2007.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other than Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$1.7	7.3	$3.5	5.6

In the third quarter 2007, taxes other than income taxes were $25.0 million compared to $23.3 million in the same period in 2006. For year-to-date 2007, taxes other than income taxes were $65.5 million compared to $62.0 million for the same period in 2006. These increases were primarily a result of increases in franchise and gross receipts taxes, which are directly related to increases in retail revenues.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.9	9.3	$3.2	11.2

In the third quarter 2007, interest expense was $10.9 million compared to $10.0 million in the same period in 2006. For year-to-date 2007, interest expense was $32.3 million compared to $29.1 million in the same period in 2006. These increases were primarily due to the issuance of $110 million in senior notes in December 2006 and the issuance of $85 million in senior notes in June 2007.
Interest Expense to Affiliate Trusts

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(0.6)	(49.7)	$(1.7)	(49.7)

In the third quarter 2007, interest expense to affiliate trusts was $0.6 million compared to $1.2 million in the same period in 2006. For year-to-date 2007, interest expense to affiliate trusts was $1.7 million compared to $3.4 million for the same period in 2006. These decreases were due to the redemption of long-term debt payable to affiliated trusts in December 2006.
Other Income (Expense), Net

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.5	146.3	$1.3	111.4

In the third quarter 2007, other income (expense), net was $0.2 million compared to other income (expense), net of $(0.3) million in the same period in 2006. For year-to-date 2007, other income (expense), net was $0.1 million compared to other income (expense), net of $(1.2) million in the same period in 2006. For both periods, other income (expense), net increased primarily due to an increase in allowance for equity funds used during construction related to increased construction activities for environmental controls.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(1.6)	(7.6)	$1.4	3.2

In the third quarter 2007, income tax expense was $19.9 million compared to $21.5 million in the same period in 2006. The decrease was primarily a result of lower earnings before income taxes, the tax benefit associated with an increase in allowance for equity funds used during construction, and an increase in the deduction created by the American Jobs Creation Act of 2004. See Note (H) to the Condensed Financial Statements herein for additional information.
For year-to-date 2007, income tax expense was $44.3 million compared to $42.9 million for the same period in 2006. The increase was primarily a result of higher earnings before income taxes. The increase was partially offset by the tax benefit associated with an increase in allowance for equity funds used during construction and an increase in the deduction created by the American Jobs Creation Act of 2004.
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
Florida Greenhouse Gas Executive Orders
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information regarding domestic efforts to reduce greenhouse gases. On July 13, 2007, the Governor of the State of Florida signed three executive orders addressing reduction of greenhouse gas emissions within the state, including statewide emission reduction targets beginning in 2017. Included in the orders is a directive to the Secretary of Environmental Protection to develop rules adopting maximum allowable emissions levels of greenhouse gases for electric utilities, consistent with the statewide emission reduction targets, and a request to the Florida PSC to initiate rulemaking requiring utilities to produce at least 20% of their electricity from renewable sources. The impact of these orders on Gulf Power will depend on the development, adoption, and implementation of any rules governing greenhouse gas emissions, and the ultimate outcome cannot be determined at this time.
Georgia Multi-Pollutant Rule
On June 27, 2007, the State of Georgia approved a new “multi-pollutant” rule for certain existing coal-fired electric utility steam generating units in Georgia. The rule is designed to reduce emissions of mercury, sulfur dioxide, nitrogen oxide, and fine particulates state-wide by requiring installation of specified control technologies at each affected unit by a date certain between December 31, 2008 and June 1, 2015. This rule will require the installation of a new pollution control system at Plant Scherer Unit 3 which Gulf Power co-owns with Georgia Power. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – General” in Item 7 of the Form 10-K for a discussion of estimated compliance costs for 2007 through 2009. The ultimate impact of this rule on Gulf Power cannot be determined at this time.
Environmental Remediation
During the second quarter 2007, Gulf Power increased its estimated liability for environmental remediation projects by $12.8 million as a result of changes in the cost estimates to remediate substation sites. These projects have been approved by the Florida PSC for recovery through the environmental cost recovery clause; therefore, there was no impact on Gulf Power’s net income as a result of these revised estimates. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Remediation” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – Environmental Remediation” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Gulf Power anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $0.8 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
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
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel over or under recovery exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and to indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on June 15, 2007, but no adjustment to the factor was requested. Under recovered fuel costs at September 30, 2007 totaled $64.2 million, and are included in under recovered regulatory clause revenues on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Other
On August 14, 2007, the Florida PSC voted to approve a stipulation among Gulf Power, the Office of Public Counsel, and the Florida Industrial Power Users Group regarding Gulf Power’s plan for complying with certain federal and state regulations addressing air quality. Gulf Power’s environmental compliance plan as filed on March 29, 2007 contemplates implementation of specific projects identified in the plan from 2007 through 2018. The stipulation covers all elements of the current plan that are scheduled to be implemented in the 2007-2011 timeframe. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 and Note 7 to the financial statements of Gulf Power under “Construction Program” in Item 8 of the Form 10-K for additional information.
Other Matters
See Note 3 to the financial statements of Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. In April 2007, the Monroe Board filed a petition with the Georgia Supreme Court requesting review of the decision of the Georgia Court of Appeals. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. The Georgia Supreme Court heard oral arguments regarding the matter on October 15, 2007. Gulf Power could be subject to total taxes through September 30, 2007 of up to $3.9 million, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.
Gulf Power is in the process of offering both voluntary and involuntary severance to a number of employees in connection with a reorganization of certain functions. Gulf Power expects to incur approximately $4.9 million in expenses related to severance benefits and termination costs. A portion of these anticipated severance benefits resulted in expenses during the third quarter 2007. The remainder of the anticipated severance benefits is expected to be expensed during the fourth quarter 2007. The actual amount and timing of these charges may differ materially from the estimate described above and will depend upon the final composition and seniority of the affected employees and the actual timing of completion of the planned reorganization.
See Note 3 to the financial statements of Gulf Power under “Right of Way Litigation” in Item 8 of the Form 10-K for information on the lawsuits related to the telecommunication use of rights of way. In September 2007, Gulf Power and its co-defendant in the Gadsden County litigation reached a proposed settlement agreement with the plaintiffs that, if approved by the trial court, will resolve all outstanding claims against Gulf Power in both the Gadsden County litigation and the 2001 telecommunications company litigation. If so approved, the settlement will have no material impact on Gulf Power’s financial statements. Pending final settlement approval, the ultimate outcome of this matter cannot now be determined.

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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Gulf Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $164.5 million for the first nine months of 2007, compared to $117.3 million for the corresponding period in 2006. The $47.2 million increase in cash provided from operating activities in the first nine months of 2007 is primarily due to increased cash inflows for fuel cost recovery. Net cash used for investing activities totaled $178.7 million primarily due to gross property additions to utility plant of $160.9 million in the first nine months of 2007. These additions were primarily related to installation of equipment to comply with environmental standards and distribution facilities construction. Net cash provided from financing activities totaled $11.6 million for the first nine months of 2007, compared to $11.1 million for the corresponding period in 2006. The change in net cash provided from financing activities was not material.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, preference stock dividends, purchase commitments, and trust funding requirements. Approximately $41.2 million will be required through September 30, 2008 for redemptions and maturities of long-term debt.
On April 16, 2007 the Florida PSC issued an order approving two PPAs that Gulf Power had previously entered into, one of which is with Southern Power, for a total of 487 MW annually from June 2009 through May 2014. The PPA with Southern Power was approved by the FERC on July 13, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for additional information.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at September 30, 2007 approximately $4.9 million of cash and cash equivalents and $125 million of unused committed lines of credit with banks. Of the unused credit agreements, $60 million expire in 2007 and $65 million expire in 2008. Subsequent to September 30, 2007, Gulf Power renewed the $60 million of its facilities that were set to expire in 2007. All $125 million of facilities now contain a 2008 expiration date and $100 million include one-year term loan options. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2007, Gulf Power had $25.6 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2007, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $23.1 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $46.3 million.
Gulf Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At September 30, 2007, Gulf Power’s total exposure to these types of agreements was $26.7 million.
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

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of derivative energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$(2,139)	$(7,186)
Contracts realized or settled	1,910	5,043
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(1,739)	175

Contracts at September 30, 2007	$(1,968)	$(1,968)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of September 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
		(in thousands)
Actively quoted	$(1,968)	$(2,183)	$215
External sources	—	—	—
Models and other methods	—	—	—

Contracts at September 30, 2007	$(1,968)	$(2,183)	$215

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
At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(1,968)
Accumulated other comprehensive income	—
Net income	—

Total fair value	$(1,968)

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
In March 2007, Gulf Power entered into derivative transactions designed to mitigate interest rate risk related to future planned debt issuances. The total notional amount of these derivatives was $165 million. Of this $165 million, $85 million was terminated in June 2007 when the underlying security was issued at a gain of $3 million. This gain will be amortized over a 10-year period. See Note (F) to the Condensed Financial Statements herein for further details.
In June 2007, Gulf Power issued $85 million of Series 2007A 5.90% Senior Notes due June 15, 2017. Proceeds were used to repay a portion of its outstanding short-term indebtedness and for general corporate purposes, including Gulf Power’s continuous construction program.
Subsequent to September 30, 2007, Gulf Power issued $45 million of 6.45% Preference Stock. Proceeds were used to repay a portion of its outstanding short-term indebtedness and for general corporate purposes, including its continuous construction program.
In October 2007, Gulf Power issued a notice of redemption to the holders of the $41.2 million of Gulf Power Series E Junior Subordinated Notes due November 30, 2042 and the related trust preferred and common securities of Gulf Power Capital Trust IV. All securities in this series will be redeemed in November 2007.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$221,790	$200,873	$560,059	$505,382
Wholesale revenues —
Non-affiliates	93,750	76,523	247,746	204,451
Affiliates	13,657	29,541	42,229	52,094
Other revenues	3,826	3,810	13,031	12,681

Total operating revenues	333,023	310,747	863,065	774,608

Operating Expenses:
Fuel	146,864	147,979	390,781	330,628
Purchased power —
Non-affiliates	5,960	5,793	8,173	15,110
Affiliates	27,506	8,851	56,970	45,268
Other operations	46,264	43,204	133,220	121,615
Maintenance	14,941	16,122	46,219	49,897
Depreciation and amortization	15,302	10,586	44,683	34,908
Taxes other than income taxes	16,651	15,997	44,989	45,847

Total operating expenses	273,488	248,532	725,035	643,273

Operating Income	59,535	62,215	138,030	131,335
Other Income and (Expense):
Interest income	538	2,831	1,537	2,902
Interest expense	(4,593)	(3,644)	(13,344)	(12,156)
Interest expense to affiliate trusts	—	(649)	(686)	(1,948)
Other income (expense), net	184	(1,291)	5,161	1,202

Total other income and (expense)	(3,871)	(2,753)	(7,332)	(10,000)

Earnings Before Income Taxes	55,664	59,462	130,698	121,335
Income taxes	20,781	22,391	49,033	45,350

Net Income	34,883	37,071	81,665	75,985
Dividends on Preferred Stock	433	433	1,299	1,299

Net Income After Dividends on Preferred Stock	$34,450	$36,638	$80,366	$74,686

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$34,450	$36,638	$80,366	$74,686
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(200), $106, $(154), and $310, respectively	(322)	171	(249)	501

COMPREHENSIVE INCOME	$34,128	$36,809	$80,117	$75,187

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$81,665	$75,985
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	51,809	50,835
Deferred income taxes and investment tax credits, net	(5,806)	34,853
Plant Daniel capacity	(4,244)	(9,756)
Pension, postretirement, and other employee benefits	6,877	4,527
Stock option expense	935	957
Tax benefit of stock options	253	71
Hurricane Katrina grant proceeds-property reserve	60,000	—
Other, net	(14,443)	(3,583)
Changes in certain current assets and liabilities —
Receivables	(2,501)	24,714
Fossil fuel stock	(18,687)	4,591
Materials and supplies	22	(387)
Prepaid income taxes	4,822	34,764
Other current assets	915	(3,718)
Hurricane Katrina grant proceeds	14,345	—
Hurricane Katrina accounts payable	3,309	(42,418)
Other accounts payable	(14,032)	(43,375)
Accrued taxes	(9,897)	11,601
Accrued compensation	(7,236)	(8,703)
Over recovered regulatory clause revenues	—	(26,188)
Other current liabilities	(716)	(1,682)

Net cash provided from operating activities	147,390	103,088

Investing Activities:
Property additions	(84,383)	(106,490)
Cost of removal, net of salvage	6,274	(2,866)
Construction payables	3,327	(11,069)
Hurricane Katrina capital grant proceeds	10,869	—
Other	(90)	(2,138)

Net cash used for investing activities	(64,003)	(122,563)

Financing Activities:
Increase in notes payable, net	8,939	83,283
Proceeds — Gross excess tax benefit of stock options	508	90
Redemptions — Long-term debt to affiliate trusts	(36,082)	—
Capital contributions from parent company	(3)	(2,378)
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(50,475)	(48,900)

Net cash provided from (used for) financing activities	(78,412)	30,796

Net Change in Cash and Cash Equivalents	4,975	11,321
Cash and Cash Equivalents at Beginning of Period	4,214	14,301

Cash and Cash Equivalents at End of Period	$9,189	$25,622

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$13,098	$23,257
Income taxes (net of refunds)	$48,048	$(43,365)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$9,189	$4,214
Receivables —
Customer accounts receivable	56,712	42,099
Unbilled revenues	26,026	23,807
Under recovered regulatory clause revenues	45,850	50,778
Other accounts and notes receivable	3,766	5,870
Insurance receivable	7,942	20,551
Affiliated companies	20,423	23,696
Accumulated provision for uncollectible accounts	(868)	(855)
Fossil fuel stock, at average cost	61,366	42,679
Materials and supplies, at average cost	27,905	27,927
Prepaid income taxes	17,209	22,031
Other regulatory assets	32,212	42,391
Other	9,635	15,091

Total current assets	317,367	320,279

Property, Plant, and Equipment:
In service	2,097,877	2,054,151
Less accumulated provision for depreciation	869,166	836,922

	1,228,711	1,217,229
Construction work in progress	51,758	40,608

Total property, plant, and equipment	1,280,469	1,257,837

Other Property and Investments	9,807	4,636

Deferred Charges and Other Assets:
Deferred charges related to income taxes	8,901	9,280
Prepaid pension costs	35,580	36,424
Other regulatory assets	67,023	61,086
Other	23,758	18,834

Total deferred charges and other assets	135,262	125,624

Total Assets	$1,742,905	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,116	$—
Notes payable	60,316	51,377
Accounts payable —
Affiliated	26,296	24,615
Other	61,495	73,236
Customer deposits	9,533	8,676
Accrued taxes —
Income taxes	4,016	4,171
Other	39,542	50,346
Accrued interest	2,094	2,332
Accrued compensation	16,722	23,958
Plant Daniel capacity	1,415	5,659
Other regulatory liabilities	19,540	11,386
Other	24,410	28,880

Total current liabilities	266,495	284,636

Long-term Debt	247,479	242,553

Long-term Debt Payable to Affiliated Trusts	—	36,082

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	231,754	236,202
Deferred credits related to income taxes	15,397	16,218
Accumulated deferred investment tax credits	15,604	16,402
Employee benefit obligations	97,781	92,403
Other cost of removal obligations	90,127	82,397
Other regulatory liabilities	88,753	22,559
Other	35,598	56,324

Total deferred credits and other liabilities	575,014	522,505

Total Liabilities	1,088,988	1,085,776

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	308,694	307,019
Retained earnings	274,402	244,511
Accumulated other comprehensive income	350	599

Total common stockholder’s equity	621,137	589,820

Total Liabilities and Stockholder’s Equity	$1,742,905	$1,708,376

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(2.1)	(6.0)	$5.7	7.6

Mississippi Power’s net income after dividends on preferred stock for the third quarter 2007 was $34.5 million compared to $36.6 million for the corresponding period in 2006. The decrease was primarily due to the regulatory liability created with the establishment of the System Restoration Rider (SRR). Currently, Mississippi Power estimates a credit due to retail customers for the SRR clause when the regulatory liability is settled. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information. The decrease in net income is also attributable to an increase in depreciation and amortization due to the amortization of a regulatory liability related to Plant Daniel capacity for the third quarter 2007, an increase in other operations and maintenance expenses, and a decrease in total other income and (expense). These items were partially offset by increases in territorial base revenues and in wholesale energy revenues.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2007 was $80.4 million compared to $74.7 million for the corresponding period in 2006. The increase was primarily due to increases in territorial base revenues which was a result of a retail base rate increase effective April 1, 2006, sales growth, wholesale energy revenues, and total other income and (expense). These increases were partially offset by an increase in other operations and maintenance expenses, an increase in depreciation and amortization due to the amortization of a regulatory liability related to Plant Daniel capacity for the year-to-date 2007, and a decrease in SRR retail revenues as discussed above.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$20.9	10.4	$54.7	10.8

In the third quarter 2007, retail revenues were $221.8 million compared to $200.9 million in the same period in 2006.
For year-to-date 2007, retail revenues were $560.1 million compared to $505.4 million for the same period in 2006.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2007		2007
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$200.9		$505.4
Estimated change in —
Rates and pricing	(1.1)	(0.5)	5.6	1.1
Sales growth	3.2	1.5	10.3	2.0
Weather	(0.7)	(0.3)	(2.2)	(0.4)
Fuel and other cost recovery	19.5	9.7	41.0	8.1

Retail – current year	$221.8	10.4%	$560.1	10.8%

Revenue associated with changes in rates and pricing decreased in the third quarter 2007 when compared to the same period of 2006 primarily due to retail revenue reductions of approximately $2.2 million related to the SRR and a one time credit to retail customers of approximately $1.1 million related to PEP. This decrease was partially offset by an increase in the ECO Plan rate effective May 2007 of approximately $2.3 million. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.
Revenue associated with changes in rates and pricing increased for year-to-date 2007 when compared to the same period of 2006 due to a base rate increase effective April 2006 and increase in the ECO Plan rate effective May 2007 of approximately $8.5 million. This increase was partially offset by retail revenue reductions of approximately $1.8 million related to the SRR and a one time credit to retail customers of approximately $1.1 million related to PEP.
Revenues attributable to changes in sales growth increased in the third quarter 2007 when compared to the same period in 2006 due to 0.9% and 6.5% increases in KWH sales to residential and commercial customers, respectively, primarily due to increase in usage and customer loads returning after Hurricane Katrina.
Revenues attributable to changes in sales growth increased for year-to-date 2007 when compared to the same period in 2006 due to 1.7%, 8.5%, and 4.5% increases in KWH sales to residential, commercial, and industrial customers, respectively, primarily due to increase in usage and customer loads returning after Hurricane Katrina.
Revenues resulting from changes in weather decreased because of mild weather in the third quarter and year-to-date 2007 compared to normal weather in the third quarter and year-to-date 2006.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel revenues increased in the third quarter and year-to-date 2007 when compared to the same periods in 2006. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$17.3	22.5	$43.2	21.2

In the third quarter 2007, wholesale revenues from non-affiliates were $93.8 million compared to $76.5 million in the same period in 2006. The increase was primarily due to increased sales to customers within Mississippi Power’s service territory of $9.5 million and increased sales to customers outside Mississippi Power’s service territory of $7.7 million. The $9.5 million increase in revenues to customers within Mississippi Power’s service territory was primarily due to an $8.5 million increase in fuel costs and a $1.0 million increase in base revenue due to higher demand by customers. The $7.7 million increase in sales to customers outside Mississippi Power’s service territory was primarily due to a $6.8 million increase in energy revenues and a $0.9 million increase in capacity revenues.
For year-to-date 2007, wholesale revenues to non-affiliates were $247.7 million compared to $204.5 million for the same period in 2006. The increase was primarily due to increased sales to customers outside Mississippi Power’s service territory of $21.8 million and increased sales to customers within Mississippi Power’s service territory of $21.4 million. The $21.8 million increase in sales to customers outside Mississippi Power’s service territory was primarily due to a $19.0 million increase in energy revenues and a $2.8 million increase in capacity revenues. The $21.4 million increase in revenues to customers within Mississippi Power’s service territory was primarily due to a $17.3 million increase in fuel costs and a $4.1 million increase in base revenue due to higher demand by customers.
Revenues from wholesale sales to non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
Wholesale Revenues – Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(15.8)	(53.8)	$(9.9)	(18.9)

In the third quarter 2007, wholesale revenues to affiliates were $13.7 million compared to $29.5 million in the same period in 2006. The decrease was primarily due to a $14.4 million decrease in energy revenues, of which a $16.6 million decrease was associated with decreased sales, partially offset by a $2.2 million increase associated with higher prices. Capacity revenues decreased $1.5 million.
For year-to-date 2007, wholesale revenues to affiliates were $42.2 million compared to $52.1 million for the same period in 2006. The decrease was primarily due to a $6.9 million decrease in energy revenues, of which a $2.3 million decrease was associated with decreased sales and a $4.6 million decrease was associated with lower prices. Capacity revenues decreased $2.9 million.

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
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(1.1)	(0.8)	$60.2	18.2
Purchased power-non-affiliates	0.2	2.9	(6.9)	(45.9)
Purchased power-affiliates	18.6	210.8	11.7	25.9

Total fuel and purchased power expenses	$17.7		$65.0

In the third quarter 2007, total fuel and purchased power expenses were $180.3 million compared to $162.6 million in the same period in 2006. The net increase in fuel and purchased power expenses was primarily due to a $17.8 million increase in the average cost of fuel and purchased power.
For year-to-date 2007, total fuel and purchased power expenses were $456.0 million compared to $391.0 million for the same period in 2006. The net increase in fuel and purchased power expenses was primarily due to a $35.2 million increase in the average cost of fuel and purchased power as well as a $29.7 million increase due to the KWH volume generated or purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since the energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

Average Cost	Third Quarter 2007	Third Quarter 2006	% change	Year-to-Date 2007	Year-to-Date 2006	% change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.94	3.58	10.1	3.74	3.42	9.4
Purchased power	6.15	5.34	15.2	4.71	4.56	3.3

In the third quarter 2007, fuel expense was $146.9 million compared to $148.0 million in the same period in 2006. The decrease was primarily due to a $14.5 million decrease in generation from Mississippi Power-owned facilities, partially offset by a $13.4 million increase in the cost of fuel.
For year-to-date 2007, fuel expense was $390.8 million compared to $330.6 million for the same period in 2006. The increase was primarily due to a $33.2 million increase in the cost of fuel and a $27.0 million increase in generation from Mississippi Power-owned facilities.
Non-affiliates
In the third quarter 2007, purchased power expense – non-affiliates was $6.0 million compared to $5.8 million in the same period in 2006. The increase was primarily the result of a 79.4% increase in KWH volume purchased due to less of Mississippi Power’s generation being available to meet customer demand, partially offset by a 42.6% decrease in the average cost of purchased power per KWH.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2007, purchased power expense – non-affiliates was $8.2 million compared to $15.1 million for the same period in 2006. The decrease was primarily the result of a 34.1% decrease in the average cost of purchased power per KWH and a 17.9% decrease in KWH volume purchased due to more of Mississippi Power’s generation being available to meet customer demand.
Energy purchases from non-affiliates will vary depending on market cost of available energy being lower than Southern Company system-generated energy, demand for energy within the system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2007, purchased power – affiliates was $27.5 million compared to $8.9 million in the same period in 2006. The increase was primarily due to a 45.9% increase in the average cost of purchased power per KWH as well as a 113.0% increase in KWH volume purchased, which was primarily due to reduced generation resulting in more purchased power needed to meet the gap between generation and demand, and more sales outside the Southern Company system.
For year-to-date 2007, purchased power – affiliates was $57.0 million compared to $45.3 million for the same period in 2006. The increase was primarily due to an 8.1% increase in the average cost of purchased power per KWH as well as a 16.5% increase in KWH volume purchased, which was primarily due to more sales outside the Southern Company system.
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
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$3.1	7.1	$11.6	9.5
Maintenance	(1.2)	(7.3)	(3.7)	(7.4)

Total other operations and maintenance expenses	$1.9		$7.9

In the third quarter 2007, other operations and maintenance expenses were $61.2 million compared to $59.3 million in the same period in 2006. The increase in other operations expense was primarily due to a $1.1 million increase in the wholesale portion of generation construction project screening expenses and a general increase in other operations expense across all functions, resulting from a $1.2 million increase in internal labor costs, and a $0.8 million increase in outside and other contract services. See FUTURE EARNINGS POTENTIAL – “Other Matters” herein for additional information regarding generation construction project screening expenses. The decrease in maintenance expense for the third quarter 2007 was primarily due to a decrease in production expenses for baseline projects and a decrease in transmission and distribution maintenance expense due primarily to the deferral of these expenses pursuant to an April 2007 regulatory accounting order from the Mississippi PSC. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information regarding the deferral of transmission and distribution maintenance expenses.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2007, other operations and maintenance expenses were $179.4 million compared to $171.5 million for the same period in 2006. The increase in other operations expense was primarily due to a $3.3 million insurance recovery for 2005 storm restoration costs recognized in 2006, a $2.0 million increase in employee benefit expenses which is primarily due to an increase in medical expense, a $1.7 million increase in the wholesale portion of generation construction project screening expenses, and a $4.6 million increase in other operations expense across all functions primarily resulting from increases in internal labor cost and outside and other contract services. The decrease in maintenance expense for year-to-date 2007 was primarily due to a $1.2 million decrease in generation maintenance expense primarily due to outage work in 2006 and a $2.5 million decrease in transmission and distribution maintenance expense due primarily to the deferral of these expenses pursuant to the regulatory accounting order from the Mississippi PSC.
Depreciation and Amortization

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$4.7	44.5	$9.8	28.0

In the third quarter 2007, depreciation and amortization was $15.3 million compared to $10.6 million in the same period in 2006. The increase was primarily due to a $2.5 million increase in amortization of environmental costs related to the approved ECO Plan and a $1.8 million increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
For year-to-date 2007, depreciation and amortization was $44.7 million compared to $34.9 million for the same period in 2006. The increase was primarily due to a $3.2 million increase in amortization of environmental costs related to the approved ECO Plan and a $5.5 million increase in amortization related to a regulatory liability recorded in 2003 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity.
Total Other Income and (Expense)

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(1.1)	(40.6)	$2.7	26.7

In the third quarter 2007, total other income and (expense) was $(3.9) million compared to $(2.8) million in the same period in 2006. The change was primarily a $1.0 million increase in interest expense on short-term indebtedness.
For year-to-date 2007, total other income and (expense) was $(7.3) million compared to $(10.0) million for the same period in 2006. The change was primarily the result of a $3.7 million gain on a contract termination approved by the FERC in the second quarter 2007, a $1.3 million decrease in interest on early redemption of long-term debt payable to affiliated trusts, partially offset by a $1.3 million decrease related to the recovery mechanism for fuel hedging and energy cost hedging and $1.3 million increase in interest on short-term indebtedness.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$(1.6)	(7.2)	$3.6	8.1

In the third quarter and year-to-date 2007, income taxes were $20.8 million and $49.0 million, respectively, compared to $22.4 million and $45.4 million, respectively, in the same periods in 2006. The changes were primarily due to the changes in pre-tax income.
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
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. On June 20, 2007, the EPA proposed additional revisions to the current eight-hour ozone standard which, if enacted, could result in designation of new nonattainment areas within Mississippi Power’s service territory. The EPA has requested comment and is expected to make a determination regarding finalization of a revised standard in 2008. The ultimate outcome of this matter cannot be determined at this time.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Mississippi Power anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $8.4 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
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
In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007, and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of September 30, 2007, Mississippi Power had incurred and deferred approximately $7.4 million of such costs, of which $1.4 million is included in current assets as other regulatory assets and $6.0 million is included in long-term other regulatory assets on the Condensed Balance Sheets herein.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007, on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. On October 9, 2007, Mississippi Power received an additional grant payment of $17.6 million for expenditures incurred to date for construction of a new storm operations center. The funds received related to previously incurred storm restoration expenditures have been accounted for as a government grant and have been recorded as a reduction to the regulatory asset that was recorded as the storm restoration expenditures were incurred, in accordance with FASB Statement No. 71 (SFAS No.71), “Accounting for the Effects of Certain Types of Regulation.” The funds received for storm restoration expenditures to be incurred were recorded as a regulatory liability. Mississippi Power will receive further grant payments of up to $18.4 million as expenditures are incurred to construct a new storm operations center.
The funds received with respect to certain of the grants were funded through the Mississippi Development Bank’s issuance of tax-exempt bonds. Due to the tax-exempt status to the holders of bonds for federal income tax purposes, the use of the proceeds is limited to expenditures that qualify under the IRC. Prior to the receipt of the proceeds from the tax-exempt bonds in June and October 2007, management of Mississippi Power represented to the Mississippi Development Bank that all expenditures to date qualify under the IRC. Should Mississippi Power use the proceeds for non-qualifying expenditures, it could be required to return that portion of the proceeds received from the tax-exempt bond issuance that was applied to non-qualifying expenditures. Management expects that all future expenditures will also qualify and that no proceeds will be required to be returned.
In order for the State of Mississippi to repay the bonds issued by the Mississippi Development Bank, the State of Mississippi has established a system restoration charge that will be charged to all retail electric utility customers within Mississippi Power’s service area. This charge will be collected by Mississippi Power through the retail customers’ monthly statement and remitted to the State of Mississippi on a monthly basis. The system restoration charge is the property of the State of Mississippi. Mississippi Power’s only obligation is to collect and remit the proceeds of the charge. Mississippi Power began collecting the system restoration charge on June 20, 2007 and remitted the first payment to the State of Mississippi on July 17, 2007.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Performance Evaluation Plan” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for information regarding Mississippi Power’s PEP. In September 2007, the Mississippi PSC staff and Mississippi Power entered into a stipulation that includes adjustments to expenses which, if approved by the Mississippi PSC, would result in a one time credit to retail customers of approximately $1.1 million. In anticipation of that approval, Mississippi Power recognized a regulatory liability and decreased retail revenues as of September 30, 2007. The final outcome of this matter cannot now be determined.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – System Restoration Rider” in Item 8 of the Form 10-K for information regarding Mississippi Power’s recovery of costs associated with property damage. As of September 30, 2007, Mississippi Power has estimated retail rate refunds or credits of approximately $4.2 million related to SRR. Of this amount, $2.4 million was recorded as a regulatory liability in the fourth quarter 2006 and $1.8 million was recorded as an increase in the regulatory liability in the first nine months of 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mississippi Power is awaiting guidance from the Mississippi PSC regarding the disposition of these items. The final outcome of this matter cannot now be determined.
Fuel Cost Recovery
Mississippi Power has an established fuel cost recovery factor that is approved by the Mississippi PSC. Over the past several years, Mississippi Power experienced higher than expected fuel costs for coal and gas, which led to an increase in the under recovered fuel costs. Mississippi Power is required to file for an adjustment to the fuel cost recovery factor annually. The last such filing was made in November 2006 and the next filing will be in early November 2007. The November 2006 filing included projected costs for 2007 and previous years’ under recovered amounts. The Mississippi PSC approved an increase in the fuel cost recovery factor effective January 2007 in an amount equal to 4.6% of total retail revenues. At September 30, 2007, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $45.9 million compared to $50.8 million at December 31, 2006. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income but will affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for additional information.
Other Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Other Matters” of Mississippi Power in Item 7 of the Form 10-K for information regarding the accounting treatment of costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. As of September 30, 2007, Mississippi Power has incurred $7.3 million in costs related to these activities. Of this amount, $1.7 million has been expensed in 2007 in other operations and maintenance expenses. This represents the wholesale portion of such costs that would not qualify as capital expenditures. The remaining balance of $5.6 million is included in regulatory assets on the Condensed Balance Sheets herein. The final outcome of this matter cannot now be determined.
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
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Mississippi Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $147.4 million for the first nine months of 2007, compared to $103.1 million for the corresponding period in 2006. The $44.3 million increase in cash provided from operating activities in the first nine months of 2007 is primarily due to the receipt of grant proceeds of $74.3 million, of which $60 million is being used to fund the property damage reserve and $14.3 million is for recovery of retail operations and maintenance storm restoration costs. Also contributing to the increase were fuel and base rate

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increases in effect in the first nine months of 2007 and cash outflows for restoration costs in the first nine months of 2006 due to the impact of Hurricane Katrina. These sources of funds from operating activities were offset by approximately $36 million decrease in external insurance proceeds received in 2007 as compared to 2006 related to Hurricane Katrina; approximately $23 million increase in the use of funds related to fossil fuel stock in 2007 compared to 2006, primarily due to increases in both volume and price of fuel inventory; and approximately $92 million decrease in source of funds related to taxes in 2007 compared to 2006, primarily due to the receipt of income tax refunds in 2006 related to Hurricane Katrina losses. Net cash used for investing activities totaled $64 million compared to $122.6 million for the first nine months of 2006. This change of $58.6 million is primarily due to the receipt of grant proceeds of $10.9 million related to retail capital storm restoration cost and cash outflows for restoration costs in the first nine months of 2006 due to the impact of Hurricane Katrina. Net cash used for financing activities totaled $78.4 million for the first nine months of 2007, compared to net cash flow provided from financing activities of $30.8 million for the corresponding period in 2006. This decrease of $109.2 million is primarily due to the redemption of $36.1 million of long-term debt payable to an affiliate trust and the decrease in short-term borrowings.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, preferred stock dividends, and trust funding requirements. Approximately $1.1 million will be required through September 30, 2008 for redemptions and maturities of long-term debt.
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
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2007, approximately $9.2 million of cash and cash equivalents and $181 million of unused committed credit arrangements with banks. Of these unused facilities, $13.5 million expire in 2007 and $167.5 million expire in 2008. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2007, Mississippi Power had $60.3 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. These contracts are primarily for physical electricity purchases and sales. At September 30, 2007, the maximum potential collateral requirements were $4.5 million.
Mississippi Power, along with all members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At September 30, 2007, Mississippi Power’s total exposure to these types of agreements was $26.7 million.
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
The fair value of derivative, fuel, and energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$1,263	$(6,360)
Contracts realized or settled	1,515	1,874
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(2,673)	4,591

Contracts at September 30, 2007	$105	$105

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Source of September 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$(866)	$(2,353)	$1,487
External sources	971	971	—
Models and other methods	—	—	—

Contracts at September 30, 2007	$105	$(1,382)	$1,487

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
At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows:

Amounts
(in thousands)
Regulatory assets, net	$(568)
Accumulated other comprehensive income	566
Net income	107

Total fair value	$105

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
Financing Activities
Mississippi Power did not issue any long-term securities during the nine months ended September 30, 2007. In April 2007, Mississippi Power redeemed $36.1 million of long-term debt payable to affiliated trusts.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$159,951	$104,097	$339,121	$218,709
Affiliates	185,310	163,764	438,737	381,034
Other revenues	2,490	2,170	6,403	3,756

Total operating revenues	347,751	270,031	784,261	603,499

Operating Expenses:
Fuel	115,669	62,989	201,814	117,493
Purchased power —
Non-affiliates	28,291	16,412	50,502	43,067
Affiliates	42,350	48,403	110,477	94,172
Other operations	27,267	17,810	69,711	52,109
Maintenance	4,872	4,333	18,375	15,737
Depreciation and amortization	18,424	16,943	55,120	47,514
Taxes other than income taxes	3,670	3,838	11,697	11,299

Total operating expenses	240,543	170,728	517,696	381,391

Operating Income	107,208	99,303	266,565	222,108
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,602)	(19,503)	(60,954)	(60,501)
Other income (expense), net	(2,029)	(2,216)	(926)	1,086

Total other income and (expense)	(21,631)	(21,719)	(61,880)	(59,415)

Earnings Before Income Taxes	85,577	77,584	204,685	162,693
Income taxes	34,139	31,713	81,357	65,101

Net Income	$51,438	$45,871	$123,328	$97,592

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net Income	$51,438	$45,871	$123,328	$97,592
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(548), $(3,929), $(619), and $(2,960), respectively	(827)	(6,019)	(949)	(4,516)
Reclassification adjustment for amounts included in net income, net of tax of $1,357, $422, $3,762, and $2,659, respectively	2,062	2,806	6,020	6,274

Total other comprehensive income (loss)	1,235	(3,213)	5,071	1,758

COMPREHENSIVE INCOME	$52,673	$42,658	$128,399	$99,350

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$123,328	$97,592
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	66,791	57,802
Deferred income taxes and investment tax credits, net	19,289	7,786
Deferred revenues	24,083	32,433
Mark-to-market adjustments	875	(100)
Accumulated deferred billings on construction contract	45,293	10,066
Accumulated deferred costs on construction contract	(15,979)	(5,314)
Other, net	3,575	(134)
Changes in certain current assets and liabilities —
Receivables	(57,504)	(2,236)
Fossil fuel stock	(3,974)	(496)
Materials and supplies	(287)	4,116
Other current assets	(1,439)	40,296
Accounts payable	19,630	(39,327)
Accrued taxes	43,334	10,371
Accrued interest	(11,722)	(14,812)

Net cash provided from operating activities	255,293	198,043

Investing Activities:
Property additions	(149,623)	(457,313)
Change in construction payables, net	(1,682)	1,415
Sale of property to affiliate	—	15,674
Other	(7,557)	(10,963)

Net cash used for investing activities	(158,862)	(451,187)

Financing Activities:
Increase (decrease) in notes payable, net	(33,848)	216,268
Proceeds — Capital contributions	76	105,000
Redemptions — Other long term debt	(1,209)	(200)
Payment of common stock dividends	(67,350)	(58,275)
Other	(24)	(366)

Net cash provided from (used for) financing activities	(102,355)	262,427

Net Change in Cash and Cash Equivalents	(5,924)	9,283
Cash and Cash Equivalents at Beginning of Period	29,929	27,631

Cash and Cash Equivalents at End of Period	$24,005	$36,914

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11,771 and $2,709 capitalized for 2007 and 2006, respectively)	$61,484	$64,786
Income taxes (net of refunds)	$31,064	$16,057
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$24,005	$29,929
Receivables —
Customer accounts receivable	31,044	16,789
Other accounts receivable	260	125
Affiliated companies	70,181	26,215
Fossil fuel stock, at average cost	15,030	11,056
Materials and supplies, at average cost	18,484	19,877
Prepaid service agreements — current	35,834	30,280
Other prepaid expenses	2,671	5,878
Other	1,416	2,006

Total current assets	198,925	142,155

Property, Plant, and Equipment:
In service	2,478,998	2,434,146
Less accumulated provision for depreciation	274,222	219,654

	2,204,776	2,214,492
Construction work in progress	328,868	260,279

Total property, plant, and equipment	2,533,644	2,474,771

Deferred Charges and Other Assets:
Prepaid long-term service agreements	81,177	51,615
Other—
Affiliated	4,222	4,473
Other	22,026	17,929

Total deferred charges and other assets	107,425	74,017

Total Assets	$2,839,994	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$1,209
Notes payable	89,904	123,752
Accounts payable —
Affiliated	53,469	33,205
Other	14,410	16,453
Accrued taxes —
Income taxes	25,713	393
Other	14,553	2,183
Accrued interest	18,127	29,849
Other	2,794	4,840

Total current liabilities	218,970	211,884

Long-term Debt	1,297,036	1,296,845

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	128,874	106,016
Deferred capacity revenues — Affiliated	61,037	36,313
Other—
Affiliated	7,943	8,958
Other	39,506	5,423

Total deferred credits and other liabilities	237,360	156,710

Total Liabilities	1,753,366	1,665,439

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	855,008	854,933
Retained earnings	267,273	211,295
Accumulated other comprehensive loss	(35,653)	(40,724)

Total common stockholder’s equity	1,086,628	1,025,504

Total Liabilities and Stockholder’s Equity	$2,839,994	$2,690,943

The accompanying notes as they relate to Southern Power are an integral part these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 vs. THIRD QUARTER 2006
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$5.5	12.1	$25.7	26.4

Southern Power’s net income for the third quarter 2007 was $51.4 million compared to $45.9 million for the corresponding period of 2006. For year-to-date 2007, earnings were $123.3 million compared to $97.6 million for the corresponding period in 2006. These increases were primarily the result of increased energy sales due to more favorable weather than the corresponding periods in 2006. Also contributing to the increase in income were additional sales from the acquisition of Plant Rowan in September 2006.
Wholesale Revenues – Affiliates and Wholesale Revenues – Non-Affiliates

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$77.4	28.9	$178.2	29.7

Wholesale revenues for the third quarter 2007 were $345.3 million compared to $267.9 million for the corresponding period of 2006. Wholesale revenues for year-to-date 2007 were $777.9 million compared to $599.7 million for the corresponding period of 2006. Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power. Energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC. In the third quarter and year-to-date 2007, wholesale revenues to non-affiliates and affiliates increased when compared to the corresponding periods in 2006. Wholesale revenues to non-affiliates increased $55.9 million and $120.4 million during the respective periods, primarily due to short-term market energy sales and sales from Plant Rowan. Wholesale revenues to affiliates increased $21.5 million and $57.7 million during the respective periods, primarily due to increased demand under existing PPAs with affiliates as a result of favorable weather within the Southern Company service territory as well as higher fuel revenues due to an increase in natural gas prices in the third quarter and year-to-date 2007.
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL — “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL — “Plant Acquisitions” and “Power Sales Agreements” herein for additional information.
Other Revenues

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.3	14.7	$2.6	70.5

Other revenues for the third quarter 2007 were $2.5 million compared to $2.2 million for the corresponding period of 2006. Other revenues for year-to-date 2007 were $6.4 million compared to $3.8 million for the corresponding period of 2006. These increases were primarily due to transmission revenues related to a PPA which provides for recovery of substantially all direct transmission costs. These transmission revenues do not have a significant impact on net income since they are offset by associated expenses.
Fuel and Purchased Power Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$52.7	83.6	$84.3	71.8
Purchased power-non-affiliates	11.9	72.4	7.5	17.3
Purchased power-affiliates	(6.1)	(12.5)	16.3	17.3

Total fuel and purchased power expenses	$58.5		$108.1

In the third quarter 2007, total fuel and purchased power expenses were $186.3 million compared to $127.8 million for the corresponding period in 2006. For year-to-date 2007, total fuel and purchased power expenses were $362.8 million compared to $254.7 million for the same period in 2006. These increases were primarily due to increased generation and purchases in order to meet the higher energy sales as well as higher fuel costs due to an increase in the average cost of fuel.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

	Third Quarter 2007		Year-to-Date 2007
	vs.		vs.
	Third Quarter 2006		Year-to-Date 2006

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$9.5	53.1	$17.6	33.8
Maintenance	0.5	12.4	2.7	16.8

Total other operations and maintenance expenses	$10.0		$20.3

In the third quarter 2007, other operations and maintenance expenses were $32.1 million compared to $22.1 million for the same period in 2006. This increase was primarily due to approximately $4.5 million of additional administrative and general expenses as a result of costs incurred to implement the FERC compliance plan (see FUTURE EARNINGS POTENTIAL – “FERC Matters — Intercompany Interchange Contract” herein for additional information) and additional legal and staffing expenses, $3.2 million of increased other operations and maintenance expenses primarily related to costs associated with Plant Rowan acquired in September 2006, and $1.7 million of increased transmission expense partially related to a PPA which provides for recovery of substantially all direct transmission costs.
For year-to-date 2007, other operations and maintenance expenses were $88.1 million compared to $67.8 million for the same period in 2006. This increase was primarily due to approximately $6.7 million of additional administrative and general expenses as a result of costs incurred to implement the FERC compliance plan and additional legal and staffing expenses, $6.4 million of increased other operations and maintenance expenses primarily related to Plants DeSoto and Rowan acquired in June 2006 and September 2006, respectively, and $5.0 million of increased transmission expense partially related to a PPA which provides for recovery of substantially all direct transmission costs.
Depreciation and Amortization

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$1.5	8.7	$7.6	16.0

In the third quarter 2007, depreciation and amortization was $18.4 million compared to $16.9 million for the corresponding period in 2006. This increase was primarily a result of additional depreciation related to Plant Rowan acquired in September 2006.
For year-to-date 2007, depreciation and amortization was $55.1 million compared to $47.5 million for the same period in 2006. This increase was primarily a result of additional depreciation related to Plants DeSoto and Rowan, acquired in June 2006 and September 2006, respectively. These new plants contributed $7.1 million to the year-to-date increase. Higher depreciation rates also contributed approximately $0.8 million to the year-to-date increase due to the change in rates adopted in March 2006. See Note 1 to the financial statements of Southern Power under “Depreciation” in Item 8 of the Form 10-K for additional information. See FUTURE EARNINGS POTENTIAL – “Other Matters” herein for additional information regarding a new depreciation study currently underway.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.1	0.5	$0.5	0.7

In the third quarter 2007, interest expense, net of amounts capitalized was $19.6 million compared $19.5 million for the corresponding period in 2006. This increase was primarily due to interest on the 30-year unsecured long-term senior notes issued in November 2006 of $3.4 million, offset by increased capitalized interest of $1.7 million on construction activities and a decrease in interest on commercial paper of $1.6 million due to lower borrowing levels.
For year-to-date 2007, interest expense, net of amounts capitalized was $61.0 million compared to $60.5 million for the corresponding period in 2006. This increase was primarily due to interest on the 30-year unsecured long-term senior notes issued in November 2006 of $10.0 million, offset by increased capitalized interest of $9.1 million on construction activities and a decrease in interest on commercial paper of $0.4 million due to lower borrowing levels.
Other Income (Expense), Net

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$0.2	8.4	$(2.0)	(185.3)

In the third quarter 2007, other income (expense), net was $(2.0) million compared to $(2.2) million for the corresponding period in 2006. This change was primarily due to lower unrealized mark-to-market losses on derivative positions, partially offset by reduced interest income and losses on asset retirements.
For year-to-date 2007, other income (expense), net was $(0.9) million compared to $1.1 million for the corresponding period in 2006. This change was primarily due to greater unrealized mark-to-market losses on derivative positions in 2007 and losses on asset retirements.
Income Taxes

Third Quarter 2007 vs. Third Quarter 2006		Year-to-Date 2007 vs. Year-to-Date 2006
(change in millions)	(% change)	(change in millions)	(% change)
$2.4	7.6	$16.3	25.0

In the third quarter 2007, income taxes were $34.1 million compared to $31.7 million for the corresponding period in 2006. For year-to-date 2007, income taxes were $81.4 million compared to $65.1 million in the same period in 2006. These increases were primarily due to higher earnings before taxes. Other factors include a higher state tax rate due to changes in state tax apportionment rules and new activity in the state of North Carolina related to Plant Rowan acquired in September 2006.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. Several factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal and state regulatory policy, which may impact Southern Power’s level of participation in the wholesale energy market. The level of future earnings depends on

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
numerous factors, including regulatory matters, especially those related to affiliate contracts, sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.
In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September 2007. Southern Power anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in refunds of approximately $0.7 million, plus interest.
On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.
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
On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to average approximately $8 million annually.

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
Southern Power is evaluating the potential impacts of proposed federal and state legislation and regulations on the gasifier portion of the IGCC project. Specifically, there is an ongoing assessment of the State of Florida’s governor’s executive orders concerning future emissions restrictions and the rules and regulations necessary for implementation of such orders. For additional information on the governor’s orders, see “Environmental Matters – Florida Greenhouse Gas Executive Orders” herein. As of October 31, 2007, Southern Power’s share of actual and committed costs related to the gasifier portion of the IGCC project was approximately $45 million. These costs will increase as the project continues. The ultimate impact on Southern Power’s financial statements will be dependent on the evaluation and application of the State of Florida’s governor’s executive orders and any other legislation or regulations, but could be significant and possibly material. The ultimate outcome of this matter cannot now be determined.
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
In April 2007, Southern Power entered into two PPAs with Georgia Power. Under the first agreement, Southern Power will provide Georgia Power with a total of 561 MW of capacity annually for the period from June 2010 through May 2017 from Plant Wansley. Under the second agreement, Southern Power will provide Georgia Power with a total of 292 MW of capacity annually for the period June 2010 through May 2025 from Plant Dahlberg. The contracts provide for fixed capacity payments and variable

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
energy payments based on actual energy delivered. These contracts were approved by the Georgia PSC on October 16, 2007 and are contingent upon approval from the FERC. The final outcome of this matter cannot now be determined.
Environmental Matters
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
Florida Greenhouse Gas Executive Orders
See MANAGEMENT’S DISCUSSION AND ANALYSIS — FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for additional information. On July 13, 2007, the Governor of the State of Florida signed three executive orders addressing reduction of greenhouse gas emissions within the state, including statewide emission reduction targets beginning in 2017. Included in the orders is a directive to the Secretary of Environmental Protection to develop rules adopting maximum allowable emissions levels of greenhouse gases for electric utilities, consistent with the statewide emission reduction targets, and a request to the Florida PSC to initiate rulemaking requiring utilities to produce at least 20% of their electricity from renewable sources. The impact of these orders on Southern Power will depend on the development, adoption, and implementation of any rules governing greenhouse gas emissions, and the ultimate outcome cannot be determined at this time.
Other Matters
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
Southern Power is currently conducting a depreciation study to update the composite lives for its property, plant, and equipment. The impact of any possible depreciation rate changes cannot be determined at this time.
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
Fair Value Option
In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Power plans to adopt SFAS No. 159 on January 1, 2008 and is currently assessing its impact to the extent the fair value option is elected.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition and liquidity position remained stable at September 30, 2007. Net cash provided from operating activities totaled $255.3 million for the first nine months of 2007, compared to $198.0 million for the corresponding period in 2006. The $57.3 million increase in cash provided from operating activities in the first nine months of 2007 is primarily due to the increase in net income, as

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
previously discussed, and cash received under billings for the engineering, procurement, and construction services to build a combined cycle unit for OUC. Net cash used for investing activities totaled $158.9 million, compared to $451.2 million for the corresponding period in 2006. The $292.3 million decrease is primarily due to the acquisition of Plants DeSoto and Rowan in June 2006 and September 2006, respectively. Gross property additions to utility plant of $149.6 million in the first nine months of 2007 were primarily related to ongoing construction activity at Plants Franklin and Oleander. Net cash used for financing activities totaled $102.4 million for the first nine months of 2007, compared to cash provided of $262.4 million for the corresponding period in 2006. This change was primarily due to higher short-term borrowings and capital contributions in the first nine months of 2006 related to the acquisition of Plants DeSoto and Rowan acquired in June 2006 and September 2006, respectively. Southern Power paid dividends to Southern Company of $67.4 million in the first nine months of 2007.
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
Southern Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Southern Power had at September 30, 2007 approximately $24.0 million of cash and cash equivalents and a $400 million committed credit facility with a 2012 maturity. Borrowings of $60 million under this facility were outstanding at September 30, 2007. Subsequent to September 30, 2007, Southern Power repaid the $60 million borrowing. Southern Power expects to renew its credit facility, as needed, prior to expiration. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. At September 30, 2007, Southern Power also had approximately $29.9 million of commercial paper outstanding. Management believes that the need for

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. Generally, collateral may be provided with a Southern Company guaranty, letter of credit, or cash. These contracts are primarily for physical electricity purchases and sales. At September 30, 2007, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $8.6 million and at a BBB- or Baa3 rating were approximately $267 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $454 million. In addition, through the acquisition of Plant Rowan, Southern Power assumed a PPA with Duke Power Company LLC that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the PPA. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Southern Power, along with the other members of the Power Pool, is also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At September 30, 2007, Southern Power’s total exposure to these types of agreements was $26.7 million.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value of changes in derivative energy contracts at September 30, 2007 was as follows:

	Third Quarter	Year-to-Date
	2007	2007
	Changes	Changes
	Fair Value
	(in thousands)
Contracts beginning of period	$2,771	$1,850
Contracts realized or settled	(1,916)	(3,557)
New contracts at inception	—	—
Changes in valuation techniques	—	—
Current period changes (a)	(1,449)	1,113

Contracts at September 30, 2007	$(594)	$(594)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

	Source of September 30, 2007
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$579	$556	$23
External sources	(1,173)	(75)	(1,098)
Models and other methods	—	—	—

Contracts at September 30, 2007	$(594)	$481	$(1,075)

Unrealized pre-tax gains and losses on electric contracts used to hedge anticipated sales, and gas contracts used to hedge anticipated purchases and sales, are deferred in other comprehensive income. Gains and losses on derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was as follows:

Amounts
(in thousands)
Net Income	$(514)
Accumulated other comprehensive loss	(80)

Total fair value	$(594)

Unrealized pre-tax losses recognized in income for the three months and nine months ended September 30, 2007 for derivative energy contracts that are not hedges were $2.1 million and $1.0 million, respectively.
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the nine months ended September 30, 2007.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, E, F, G, H, I, J, K, L

Alabama Power	A, B, F, G, I, J, L

Georgia Power	A, B, F, G, H, I, K, L

Gulf Power	A, B, F, G, H, I

Mississippi Power	A, B, D, F, G, I

Southern Power	A, B, F, I

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2006 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the latest Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of Southern Company, the traditional operating companies, and Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

ENVIRONMENTAL MATTERS

New Source Review Litigation

See Note 3 to the financial statements of Southern Company and Alabama Power under “Environmental Matters — New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. The plaintiffs’ appeal against Alabama Power was stayed by the U.S. Court of Appeals for the Eleventh Circuit pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. On April 2, 2007, the U.S. Supreme Court issued an opinion in the Duke Energy case. The U.S. District Court for the Northern District of Alabama has issued an order indicating a willingness to re-evaluate its previous decision in light of the Supreme Court’s Duke Energy opinion. The Eleventh Circuit is now considering whether to proceed with the appeal or remand the case to the District Court for further proceedings, and if so, whether to vacate the District Court’s original judgment in favor of Alabama Power. The final resolution of these claims cannot be determined at this time.

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

Environmental Remediation

During the second quarter 2007, Gulf Power increased its estimated liability for environmental remediation projects by $12.8 million as a result of changes in the cost estimates to remediate substation sites. These projects have been approved by the Florida PSC for recovery through the environmental cost recovery clause; therefore, there was no impact on Gulf Power’s net income as a result of these revised estimates. See Note 3 to the financial statements of Gulf Power under “Environmental Matters — Environmental Remediation” in Item 8 of the Form 10-K for additional information.

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

MC Asset Recovery Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — MC Asset Recovery Litigation” in Item 8 of the Form 10-K for information regarding a suit between MC Asset Recovery, a special purpose subsidiary of the post-bankruptcy corporation that adopted the name Mirant Corporation, and Southern Company. On March 28, 2007, MC Asset Recovery filed a Fourth Amended Complaint. Among other things, the Fourth Amended Complaint adds a claim under the Federal Debt Collection Procedure Act (FDCPA) to avoid certain transfers from Mirant to Southern Company and withdraws the breach of fiduciary duty claim the court struck as a result of Southern Company’s motion for summary judgment. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. The ultimate outcome of this matter cannot be determined at this time.

Mirant Securities Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. In November 2002, Southern Company, certain former and current senior officers of Southern Company, and 12 underwriters of Mirant’s initial public offering were added as defendants. On March 24, 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 14, 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
marketing activities involving the California energy market. On March 6, 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. On March 21, 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. On July 27, 2007, certain defendants, including Southern Company, filed motions for reconsideration of the court’s denial of a motion seeking dismissal of certain federal securities laws claims based upon, among other things, certain alleged errors included in financial statements issued by Mirant. The ultimate outcome of this matter cannot be determined at this time.

Southern Company Employee Savings Plan Litigation

See Note 3 to the financial statements of Southern Company under “Mirant Matters — Southern Company Employee Savings Plan Litigation” in Item 8 of the Form 10-K for information related to the pending settlement of a class action complaint filed under ERISA in June 2004, and amended in December 2004 and November 2005, on behalf of a purported class of participants in or beneficiaries of The Southern Company Employee Savings Plan at any time since April 2, 2001 and whose plan accounts included investments in Mirant common stock. On August 14, 2007, the U.S. District Court for the Northern District of Georgia issued a final order and judgment approving the December 2006 settlement agreement. The deadline for appeal expired with no appeal filed. There was no material impact on the financial statements of Southern Company. This matter is now concluded.

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

In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Southern Company anticipates an initial decision from the ALJ in November 2007 on the issues that were set for hearing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could result in total refunds of approximately $19.7 million, plus interest. The potential refunds include $3.9 million for Alabama Power, $5.8 million for Georgia Power, $0.8 million for Gulf Power, $8.4 million for Mississippi Power, and $0.7 million for Southern Power, in each case plus interest.

On June 21, 2007, the FERC issued an order terminating the May 2005 proceeding pertaining to the other three parts of the market-based rate analysis. In addition, on June 21, 2007, the FERC issued its final rule regarding market-based rate authority. The FERC generally retained its current market-based rate standards. The impact of this order and its effect on the generation dominance proceeding cannot now be determined.

Intercompany Interchange Contract

See Note 3 to the financial statements of Southern Company, the traditional operating companies and Southern Power under “FERC Matters — Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the proceeding initiated by the FERC in May 2005 to examine (1) the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

On April 19, 2007, the FERC approved, with certain modifications, the compliance filing submitted by Southern Company on November 6, 2006. The compliance plan largely involves functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to average approximately $8 million annually.

INCOME TAX MATTERS

Leveraged Lease Transactions

See Note 3 to the financial statements of Southern Company under “Income Tax Matters” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 — 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 and 2001 tax years. The estimated amount of disputed tax and interest for tax years 2002 and 2003 is approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2006, Southern Company has claimed $284 million in tax benefits related to these SILO transactions challenged by the IRS. The ultimate impact on Southern Company’s net income will be dependent on the outcome of pending litigation, but could be significant, and potentially material. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable. Southern Company is continuing to pursue resolution of these matters through litigation; however, the ultimate outcome of these matters cannot now be determined.

Effective January 1, 2007, Southern Company adopted both FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. FSP 13-2 amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FIN 48 and any changes resulting from FIN 48 must be reflected as a change in an important lease assumption as of the date of adoption. In adopting these standards, Southern Company concluded that a portion of the SILO tax benefits were uncertain tax positions, as defined in FIN 48. Accordingly, Southern Company also concluded that there

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
was a change in the timing of projected income tax cash flows and, as required by FSP 13-2, recalculated the rate of return and allocation of income under the lease-in-lease-out (LILO) and SILO transactions.

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

Synthetic Fuel Tax Credits

Southern Company has an investment in an entity that produces synthetic fuel and receives tax credits under Section 45K (formerly Section 29) of the IRC. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil (as determined by the DOE) increases over a specified, inflation-adjusted dollar amount published in the spring of the subsequent year. Southern Company, along with its partners in this investment, has continued to monitor oil prices. Reserves against tax credits earned in 2007 of $37.6 million have been recorded in the first nine months of 2007 due to projected phase-outs of the credits in 2007 as a result of current and projected future oil prices. Additionally, the credits discussed above are not allowed under IRC Section 45K for any production after December 31, 2007.

Georgia State Income Tax Credits

In September 2007, 2006, and 2005, Georgia Power filed its 2006, 2005, and 2004 income tax returns, respectively, which included state income tax credits for activity through Georgia ports. Georgia Power has also filed additional similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s and Georgia Power’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s and Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.

INTEGRATED GASIFICATION COMBINED CYCLE (IGCC) PROJECT

See Note 4 to the financial statements of Southern Power under “IGCC” in Item 8 of the Form 10-K for additional information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the IGCC project. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. On May 8, 2007, SCS, as agent for Southern Power, and the DOE entered into an amendment to the February 2006 cooperative agreement to increase the DOE’s funding for the gasifier portion of the IGCC project by $58.75 million. Southern Power is evaluating the potential impacts of proposed federal and state legislation and regulations on the IGCC project. Specifically, there is an ongoing assessment of the State of Florida’s governor’s executive orders concerning future emissions restrictions and the rules and regulations necessary for implementation of such orders. As of October 31, 2007, Southern Power’s share of actual and committed costs related to the gasifier portion of the IGCC project was approximately $45 million. These costs will increase as the project continues. The ultimate impact

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
on Southern Company’s and Southern Power’s financial statements will be dependent on the evaluation and application of the State of Florida’s governor’s executive orders and any other legislation or regulations, but could be significant and possibly material. The ultimate outcome of this matter cannot now be determined.

PROPERTY TAX DISPUTE

See Note 3 to the financial statements of Georgia Power and Gulf Power under “Property Tax Dispute” in Item 8 of the Form 10-K for information on the property tax dispute with Monroe County, Georgia. The administrative appeals and notices of arbitration have been expanded to include tax year 2006. The appeals remain stayed pending the outcome of the related litigation. On March 30, 2007, the Georgia Court of Appeals reversed the trial court and ruled that the Monroe County Board of Tax Assessors (Monroe Board) had exceeded its legal authority and remanded the case for entry of an injunction prohibiting the Monroe Board from collecting taxes based on its independent valuation of Plant Scherer. In April 2007, the Monroe Board filed a petition with the Georgia Supreme Court requesting review of the decision of the Georgia Court of Appeals. On July 16, 2007, the Georgia Supreme Court agreed to hear the Monroe Board’s requested review of this decision. The Georgia Supreme Court heard oral arguments regarding the matter on October 15, 2007. The suit could impact all co-owners. Georgia Power and Gulf Power could be subject to total taxes through September 30, 2007 of up to $21.7 million and $3.9 million, respectively, plus penalties and interest. In accordance with Gulf Power’s unit power sales contract for Plant Scherer, such property taxes would be recoverable from the customer. The ultimate outcome of this matter cannot currently be determined.

GULF POWER RIGHT OF WAY LITIGATION

See Note 3 to the financial statements of Gulf Power under “Right of Way Litigation” in Item 8 of the Form 10-K for information on the lawsuits related to the telecommunication use of rights of way. In September 2007, Gulf Power and its co-defendant in the Gadsden County litigation reached a proposed settlement agreement with the plaintiffs that, if approved by the trial court, will resolve all outstanding claims against Gulf Power in both the Gadsden County litigation and the 2001 telecommunications company litigation. If so approved, the settlement will have no material impact on Gulf Power’s financial statements. Pending final settlement approval, the ultimate outcome of this matter cannot now be determined.

(C)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segment is the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $185 million and $439 million for the three months and nine months ended September 30, 2007, respectively, and $164 million and $381 million for the three months and nine months ended September 30, 2006, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues	$4,660	$347	$(227)	$4,780	$95	$(43)	$4,832
Segment net income (loss)	714	51	—	765	(4)	1	762
Nine Months Ended September 30, 2007:
Operating revenues	$11,612	$784	$(549)	$11,847	$294	$(128)	$12,013
Segment net income (loss)	1,381	123	—	1,504	26	—	1,530
Total assets at September 30, 2007	$41,210	$2,840	$(196)	$43,854	$1,889	$(435)	$45,308

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2006:
Operating revenues	$4,422	$270	$(213)	$4,479	$106	$(36)	$4,549
Segment net income (loss)	691	46	—	737	1	—	738
Nine Months Ended September 30, 2006:
Operating revenues	$10,875	$603	$(475)	$11,003	$313	$(112)	$11,204
Segment net income (loss)	1,292	98	—	1,390	(5)	—	1,385
Total assets at December 31, 2006	$38,825	$2,691	$(110)	$41,406	$1,933	$(481)	$42,858

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2007	$4,086	$563	$131	$4,780
Three Months Ended September 30, 2006	3,853	506	120	4,479

Nine Months Ended September 30, 2007	$9,935	$1,531	$381	$11,847
Nine Months Ended September 30, 2006	9,295	1,361	347	11,003

(D)	MISSISSIPPI POWER RETAIL REGULATORY MATTERS

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

In April 2007, the Mississippi PSC issued an order allowing Mississippi Power to defer approximately $10.4 million of certain reliability related maintenance costs beginning January 1, 2007, and recover them over a four-year period beginning January 1, 2008. These costs relate to system upgrades and improvements that are now being made as a follow-up to the emergency repairs that were made subsequent to Hurricane Katrina. As of September 30, 2007, Mississippi Power had incurred and deferred approximately $7.4 million of such costs, of which $1.4 million is included in current assets as other regulatory assets and $6.0 million is included in long-term other regulatory assets on the Condensed Balance Sheets herein.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Storm Damage Cost Recovery” in Item 8 of the Form 10-K for information regarding storm restoration costs in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
connection with Hurricane Katrina and a financing order issued by the Mississippi PSC that authorized the issuance of $121.2 million of storm restoration bonds under a state bond program. The storm restoration bonds were issued by the Mississippi Development Bank on June 1, 2007, on behalf of the State of Mississippi. On June 1, 2007, Mississippi Power received a grant payment of $85.2 million from the State of Mississippi representing recovery of $25.2 million in retail storm restoration costs incurred or to be incurred and $60.0 million to increase Mississippi Power’s property damage reserve. On October 9, 2007, Mississippi Power received an additional grant payment of $17.6 million for expenditures incurred to date for construction of a new storm operations center. The funds received related to previously incurred storm restoration expenditures have been accounted for as a government grant and have been recorded as a reduction to the regulatory asset that was recorded as the storm restoration expenditures were incurred, in accordance with FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” The funds received for storm restoration expenditures to be incurred were recorded as a regulatory liability. Mississippi Power will receive further grant payments of up to $18.4 million as expenditures are incurred to construct a new storm operations center.

The funds received with respect to certain of the grants were funded through the Mississippi Development Bank’s issuance of tax-exempt bonds. Due to the tax-exempt status to the holders of bonds for federal income tax purposes, the use of the proceeds is limited to expenditures that qualify under the IRC. Prior to the receipt of the proceeds from the tax-exempt bonds in June and October 2007, management of Mississippi Power represented to the Mississippi Development Bank that all expenditures to date qualify under the IRC. Should Mississippi Power use the proceeds for non-qualifying expenditures, it could be required to return that portion of the proceeds received from the tax-exempt bond issuance that was applied to non-qualifying expenditures. Management expects that all future expenditures will also qualify and that no proceeds will be required to be returned.

In order for the State of Mississippi to repay the bonds issued by the Mississippi Development Bank, the State of Mississippi has established a system restoration charge that will be charged to all retail electric utility customers within Mississippi Power’s service area. This charge will be collected by Mississippi Power through the retail customers’ monthly statement and remitted to the State of Mississippi on a monthly basis. The system restoration charge is the property of the State of Mississippi. Mississippi Power’s only obligation is to collect and remit the proceeds of the charge. Mississippi Power began collecting the system restoration charge on June 20, 2007 and remitted the first payment to the State of Mississippi on July 17, 2007.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — Performance Evaluation Plan” in Item 8 of the Form 10-K for information regarding Mississippi Power’s PEP. In September 2007, the Mississippi PSC staff and Mississippi Power entered into a stipulation that includes adjustments to expenses which, if approved by the Mississippi PSC, would result in a one time credit to retail customers of approximately $1.1 million. In anticipation of that approval, Mississippi Power recognized a regulatory liability and decreased retail revenues as of September 30, 2007. The final outcome of this matter cannot now be determined.

See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters — System Restoration Rider” in Item 8 of the Form 10-K for information regarding Mississippi Power’s recovery of costs associated with property damage. As of September 30, 2007, Mississippi Power has estimated retail rate refunds or credits of approximately $4.2 million related to the System Restoration Rider (SRR). Of this amount, $2.4 million was recorded as a regulatory liability in the fourth quarter 2006 and $1.8 million was recorded as an increase in the regulatory liability in the first nine months of 2007. Mississippi Power is awaiting guidance from the Mississippi PSC regarding the disposition of these items. The final outcome of this matter cannot now be determined.

Mississippi Power is undergoing a feasibility assessment of a proposed IGCC project in Kemper County, Mississippi. In December 2006, the Mississippi PSC approved Mississippi Power’s request for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to create and recognize a regulatory asset for such costs. As of September 30, 2007, Mississippi Power has incurred $7.3 million in costs related to these activities. Of this amount, $1.7 million has been expensed in 2007 in other operations and maintenance expenses. This represents the wholesale portion of such costs that would not qualify as capital expenditures. The remaining balance of $5.6 million is included in regulatory assets on the Condensed Balance Sheets herein. The final outcome of this matter cannot now be determined.

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

	Average Common Stock Shares

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

As reported shares	758,308	742,884	754,568	742,532
Effect of options	4,084	4,676	4,614	4,451

Diluted shares	762,392	747,560	759,182	746,983

For the nine months ended September 30, 2007, 13.2 million common stock shares were issued (of which 5.2 million shares pertain to treasury shares that were re-issued) resulting in net proceeds of $414 million. The increase in common shares during this period consisted of 6.0 million shares issued upon the exercise of stock options while the remaining portion of the increase was for issuances to meet requirements associated with Southern Company’s various other stock plans.

(F)	FINANCIAL INSTRUMENTS

See Note 6 to the financial statements of Southern Company, the traditional operating companies, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At September 30, 2007, the fair value gain/(loss) of derivative energy contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/ liabilities, net	$(21.7)	$(8.0)	$(11.1)	$(2.0)	$(0.6)	$—
Accumulated other comprehensive income (loss)	0.5	—	—	—	0.6	(0.1)
Net income (loss)	(0.4)	—	—	—	0.1	(0.5)

Total fair value	$(21.6)	$(8.0)	$(11.1)	$(2.0)	$0.1	$(0.6)

For the three months and nine months ended September 30, 2007, the unrealized loss recognized in income for derivative energy contracts that are not hedges was $2.2 million and $0.7 million, respectively, for Southern Company, was $2.1 million and $1.0 million, respectively, for Southern Power, and was immaterial for the traditional operating companies. For the three months and nine months ended September 30, 2006, the unrealized amounts recognized in income was a loss of $3.5 million and a gain of $0.2 million, respectively, for Southern Company, was a loss of $2.8 million and a

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
gain of $0.1 million, respectively, for Southern Power, and was immaterial for the traditional operating companies.

The amounts reclassified from other comprehensive income to fuel expense and revenues for the three- and nine-month periods ending September 30, 2007 and 2006 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three and nine months ended September 30, 2007 and 2006. The amounts expected to be reclassified from other comprehensive income to fuel expense and revenue for the next twelve-month period ending September 30, 2008 is also immaterial for each registrant.

During 2006 and 2007, Southern Company entered into derivative transactions to reduce its exposure to a potential phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits are subject to limitation as the annual average price of oil increases. At September 30, 2007, the fair value of all derivative transactions related to synthetic fuel production was a $39.3 million net asset. For the three and nine months ended September 30, 2007, the fair value gain recognized in income to mark the transactions to market was $23.6 million and $23.4 million, respectively. For the three and nine months ended September 30, 2006, the fair value loss recognized in income for similar derivative transactions was $23.3 million and $19.4 million, respectively.

At September 30, 2007, Southern Company had $1.1 billion notional amount of interest rate derivatives outstanding with net fair value loss of $1.0 million as follows:

Cash Flow Hedges

			Weighted		Fair Value
		Variable	Average	Hedge	Gain (Loss)
	Notional	Rate	Fixed Rate	Maturity	September 30, 2007
	Amount	Received	Paid	Date	(in millions)
Alabama Power*	$100 million	3-month LIBOR	6.15%	November 2017	$(1.1)
Alabama Power**	$100 million	3-month LIBOR	6.15%	December 2017	(1.3)
Georgia Power***	$400 million	Floating	3.85%	December 2007	(0.0)
Georgia Power	$225 million	3-month LIBOR	5.26%	March 2018	(0.6)
Georgia Power	$100 million	3-month LIBOR	5.12%	June 2018	1.0
Georgia Power	$14 million	BMA Index	2.50%	December 2007	0.1
Georgia Power	$50 million	3-month LIBOR	5.37%	February 2019	(0.1)
Gulf Power	$80 million	3-month LIBOR	5.10%	July 2018	1.0

*	Interest rate collar showing rate cap
**	Interest rate collar showing rate cap. Subsequent to September 30, 2007, this hedge was terminated.
***	Interest rate collar with variable rate based on one-month LIBOR (showing rate cap)
The amount reclassified from other comprehensive income to interest expense for the three and nine-month periods ending September 30, 2007 was a loss of $3.9 million and $11.2 million, respectively, for Southern Company, was a loss of $3.4 million and $9.9 million, respectively, for Southern Power, and was immaterial for the traditional operating companies. For the comparative three and nine-month periods in 2006, the amount was a gain of $2.3 million and $7.6 million, respectively, for Alabama Power, was a loss of $3.0 million and $8.9 million, respectively, for Southern Power, and was immaterial for all other registrants. No material ineffectiveness has been recorded in net income for any of the periods reported.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the next twelve-month period ending September 30, 2008, the following table reflects the estimated pre-tax losses that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(15.4)
Alabama Power	(0.2)
Georgia Power	(1.7)
Gulf Power	(0.5)
Southern Power	(13.0)
(G)	RETIREMENT BENEFITS

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended September 30, 2007
Service cost	$37	$9	$13	$2	$2
Interest cost	81	20	31	4	4
Expected return on plan assets	(120)	(36)	(49)	(5)	(5)
Net amortization	12	3	5	—	—

Net cost (income)	$10	$(4)	$—	$1	$1

Nine Months Ended September 30, 2007
Service cost	$110	$26	$38	$5	$5
Interest cost	242	61	94	11	11
Expected return on plan assets	(361)	(109)	(146)	(16)	(14)
Net amortization	34	9	13	1	1

Net cost (income)	$25	$(13)	$(1)	$1	$3

Three Months Ended September 30, 2006
Service cost	$38	$9	$13	$2	$2
Interest cost	75	19	29	3	3
Expected return on plan assets	(113)	(34)	(46)	(5)	(4)
Net amortization	10	3	4	—	—

Net cost (income)	$10	$(3)	$—	$—	$1

Nine Months Ended September 30, 2006
Service cost	$114	$28	$40	$5	$5
Interest cost	225	57	88	10	10
Expected return on plan assets	(341)	(104)	(138)	(15)	(14)
Net amortization	32	9	10	1	2

Net cost (income)	$30	$(10)	$—	$1	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power
Three Months Ended September 30, 2007
Service cost	$6	$1	$3	$—	$—
Interest cost	27	7	12	1	2
Expected return on plan assets	(13)	(4)	(7)	—	—
Net amortization	9	2	4	—	—

Net cost (income)	$29	$6	$12	$1	$2

Nine Months Ended September 30, 2007
Service cost	$20	$5	$8	$1	$1
Interest cost	80	21	35	3	4
Expected return on plan assets	(39)	(14)	(20)	(1)	(1)
Net amortization	29	8	14	1	1

Net cost (income)	$90	$20	$37	$4	$5

Three Months Ended September 30, 2006
Service cost	$7	$2	$3	$—	$—
Interest cost	24	6	11	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—
Net amortization	11	3	5	—	—

Net cost (income)	$30	$7	$13	$1	$1

Nine Months Ended September 30, 2006
Service cost	$22	$6	$8	$1	$1
Interest cost	74	20	33	3	4
Expected return on plan assets	(36)	(13)	(19)	(1)	(1)
Net amortization	32	8	17	1	1

Net cost (income)	$92	$21	$39	$4	$5

(H)	EFFECTIVE TAX RATES

Southern Company’s effective tax rate was 34.1% for the nine months ended September 30, 2007, as compared to 34.2% for the same period in 2006. The effective tax rate decreased due to additional AFUDC equity recorded by Georgia Power and Gulf Power and by the increase in the IRC Section 199 domestic production deduction. These decreases were offset by a reduction in synthetic fuel tax credits net of reserves. See Note 5 to the financial statements of Southern Company, Georgia Power, and Gulf Power in Item 8 of the Form 10-K for information on each company’s effective income tax rate.

In connection with its construction program, Georgia Power recorded an increase of approximately $25.4 million in AFUDC equity, which is not taxable, during the nine months ended September 30, 2007, as compared to the prior year. Georgia Power also recorded certain federal deductions and state income tax credits, which together with the increased AFUDC equity, resulted in a lower effective income tax rate of 35.7% for the nine months ended September 30, 2007 when compared to 36.6% in the same period in 2006. See Note (B) herein for additional information regarding the pending litigation associated with the state tax credits.

In connection with its construction program, Gulf Power recorded an increase of approximately $1.3 million in AFUDC equity, which is not taxable, during the nine months ended September 30, 2007, as compared to the prior year. Gulf Power also had an increase in the deduction created by the American Jobs Creation Act of 2004 as discussed below, which together with the increased AFUDC equity,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
resulted in a lower effective income tax rate of 36.6% for the nine months ended September 30, 2007 when compared to 37.5% in the same period in 2006.

The American Jobs Creation Act of 2004 created a tax deduction for the portion of income attributable to United States production activities as defined in IRC Section 199. The deduction is equal to a stated percentage of the taxpayer’s qualified production activities. The percentage is phased in over the years 2005 through 2010 with a 3% rate applicable to the years 2005 and 2006, a 6% rate applicable for years 2007 through 2009, and a 9% rate applicable for all years after 2009. This increase from 3% in 2006 to 6% in 2007 resulted in an additional $13 million in tax deductions in 2007 compared to 2006.

Southern Company recorded net synthetic fuel tax credits as of the nine months ended September 30, 2007 that are $16.2 million less than the net synthetic fuel tax credits recorded for the same period in 2006. See Note (B) herein for additional information regarding the production of synthetic fuel tax credits in 2007. The impact of the reduction in net synthetic fuel tax credits is an increase in Southern Company’s effective tax rate for the nine months ended September 30, 2007 as compared to the same period in 2006.

(I)	ADOPTION OF FIN 48

On January 1, 2007, Southern Company, the traditional operating companies, and Southern Power adopted FIN 48, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Prior to adoption of FIN 48, Southern Company had unrecognized tax benefits of approximately $65 million, which included approximately $62 million for Georgia Power. As of adoption, an additional $146 million of unrecognized tax benefits were recorded, which resulted in a total balance of $211 million. The $146 million is associated with a tax timing difference which was recorded by reclassifying a deferred tax liability to an unrecognized tax benefit. Of the total $211 million unrecognized tax benefits, $65 million would impact Southern Company’s effective tax rate if recognized, which includes $62 million for Georgia Power. For the first nine months of 2007, the total amount of unrecognized tax benefits increased by $39.7 million, resulting in a balance of $250.7 million as of September 30, 2007. Of the $39.7 million increase in unrecognized tax benefits, $23.1 million would impact Southern Company’s effective tax rate if recognized.

Southern Company classifies interest on tax uncertainties as interest expense. The net amount of interest accrued as of adoption was $24 million, which resulted in a reduction to beginning 2007 retained earnings of approximately $15 million, net of tax. The other registrants’ retained earnings balances were not impacted by the adoption of FIN 48. Net interest accrued for the FIN 48 liability as of September 30, 2007 was $30.3 million.

Southern Company files a consolidated federal income tax return. The IRS has audited and closed all tax returns prior to 2004. Southern Company also files income tax returns in various states. The audits for these returns have either been concluded, or the statute of limitations has expired, for years prior to 2002.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of Southern Company’s unrecognized tax positions will significantly increase or decrease within the next twelve months. The possible settlement of the SILO litigation or the Georgia state tax credits litigation or the conclusion or settlement of federal or state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined. See Note (B) herein for additional information regarding the implementation of FIN 48 and current litigation concerning deductions related to the SILO transactions and the Georgia state tax credits.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(J)	ALABAMA POWER RETAIL REGULATORY MATTERS

Alabama Power has established fuel cost recovery rates approved by the Alabama PSC. Alabama Power’s under recovered fuel costs as of September 30, 2007 totaled $307 million as compared to $301 million at December 31, 2006. As a result of the increasing level of under recovered fuel costs, on June 18, 2007, the Alabama PSC ordered Alabama Power to increase its Rate ECR factor to 3.1 cents per KWH from 2.4 cents per KWH, effective with billings beginning July 2007 for the 30-month period ending December 2009. This change represents on average an increase of approximately $7.37 per month for a customer billing of 1,000 KWH. This increase is intended to permit the recovery of energy costs based on an estimate of future energy costs, as well as the collection of the existing under recovered energy costs by the end of 2009. During the 30-month period, Alabama Power will be allowed to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying costs. As a result of the order, Alabama Power classified $69 million of the under recovered regulatory clause receivable as deferred charges and other assets in the Condensed Balance Sheet as of September 30, 2007 herein.

As of December 31, 2006, Alabama Power had a deficit balance in the deferred natural disaster reserve account of approximately $16.8 million. In June 2007, Alabama Power fully recovered its prior storm costs related to Hurricanes Dennis and Katrina. As a result customer rates decreased by $1.73 per month per residential customer account and $4.29 per month per non-residential customer account beginning with July 2007 billings. Alabama Power continues to collect a monthly Rate NDR charge to establish and maintain a target reserve balance of $75 million for future storms. At September 30, 2007, Alabama Power had accumulated a balance of $23.1 million in the target reserve for future storms, which is included in the balance sheets under “Other Regulatory Liabilities.” See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters — Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for additional information.

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

On June 29, 2007, Georgia Power filed a request to increase retail base rates with the Georgia PSC. The request includes an increase effective January 1, 2008 of approximately $406 million, or 5.98%, in retail revenues, based on a future test year ending July 31, 2008 and a proposed retail return on common equity of 12.5%. The majority of the increase in retail revenues is being requested to cover the costs of environmental compliance and continued investment in new generation, transmission, and distribution facilities to support growth and ensure reliability. The remainder of the increase would include recovery of higher operations, maintenance, and other investment costs to meet the rising demand for electricity. Hearings on Georgia Power’s direct testimony were held in early October. In direct testimony filed on October 22, 2007, the Georgia PSC staff proposed certain adjustments to Georgia Power’s general rate case that indicates a $21 million revenue surplus. Georgia Power disagrees with the majority of the staff’s proposed adjustments. Hearings on Georgia PSC staff’s and intervenors’ direct testimony will be held in early November. Georgia Power’s rebuttal hearings will occur later the same month. Georgia Power expects the Georgia PSC to issue a final order in this matter on December 20, 2007. In addition to the traditional test period request, Georgia Power filed information for a three-year rate plan option that includes additional increases of approximately $189 million, or 2.62%, and $41 million, or 0.56%, in retail revenues effective January 1, 2009 and 2010, respectively, to cover the costs of additional environmental controls and certified PPAs. The final outcome of this matter cannot now be determined. See Note 3 to the financial statements of Southern Company and Georgia Power under “Georgia Power

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Retail Regulatory Matters” and “Retail Regulatory Matters — Rate Plans,” respectively, in Item 8 of the Form 10-K for additional information.

(L)	NUCLEAR FUEL DISPOSAL COST LITIGATION

See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. On July 9, 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. In August 2007, the government filed a motion for reconsideration, which was denied on November 1, 2007. The government has 60 days in which to file an appeal. The final outcome of this matter cannot be determined at this time, but no material impact on net income is expected. No amounts have been recognized in the financial statements as of September 30, 2007.

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

Item 6. Exhibits.
(3) Articles of Incorporation and By-Laws

Alabama Power

(b)1	-	Articles of Amendment to the Articles of Incorporation of Alabama Power dated September 18, 2007. (Designated in Form 8-K dated September 12, 2007, File No. 1-3164, as Exhibit 4.5.)

(b)2	-	Articles of Amendment to the Articles of Incorporation of Alabama Power dated October 17, 2007. (Designated in Form 8-K dated October 15, 2007, File No. 1-3164, as Exhibit 4.5.)

Georgia Power

(c)1	-	Amendment to the Charter of Georgia Power, dated October 9, 2007. (Designated in Form 8-K dated October 3, 2007, File No. 1-6468, as Exhibit 4.5.)

Gulf Power

(d)1	-	Amendment to the amended and restated Articles of Incorporation of Gulf Power, dated October 17, 2007. (Designated in Form 8-K dated October 16, 2007, File No. 0-2429, as Exhibit 4.5.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Alabama Power

(b)1	-	Thirty-Ninth Supplemental Indenture to Senior Note Indenture dated as of October 18, 2007, providing for the issuance of the Series 2007C Senior Notes. (Designated in Form 8-K dated October 11, 2007, File No. 1-3164, as Exhibit 4.2.)

Georgia Power

(c)1	-	Thirty-Second Supplemental Indenture to Senior Note Indenture dated as of August 30, 2007, providing for the issuance of the Series 2007E Senior Notes. (Designated in Form 8-K dated August 23, 2007, File No. 1-6468, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Form of Restricted Stock Award Agreement.

Alabama Power

(b)1	-	Form of Restricted Stock Award Agreement. See Exhibit 10(a)1 herein.

Georgia Power

(c)1	-	Form of Restricted Stock Award Agreement. See Exhibit 10(a)1 herein.

Item 6. Exhibits. (continued)

Gulf Power

(d)1	-	Form of Restricted Stock Award Agreement. See Exhibit 10(a)1 herein.

Mississippi Power

(e)1	-	Form of Restricted Stock Award Agreement. See Exhibit 10(a)1 herein.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2006, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits. (continued)

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 6, 2007

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
Date: November 6, 2007

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
Date: November 6, 2007

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
Date: November 6, 2007

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
Date: November 6, 2007

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
Date: November 6, 2007