Form 10-Q/A
period 2007-09-30
SOUTHERN CO; GEORGIA POWER CO
filed 2007-11-29
CIK 92122, 41091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
(A Georgia Corporation)
241 Ralph McGill Boulevard, N.E.
Atlanta, Georgia 30308
(404) 506-6526

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large
	Accelerated	Accelerated	Non-accelerated
Registrant	Filer	Filer	Filer
The Southern Company	X
Georgia Power Company			X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑ (Response applicable to all registrants.)

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2007
The Southern Company	Par Value $5 Per Share	759,478,801
Georgia Power Company	Without Par Value	9,261,500
     This combined Form 10-Q/A is separately filed by two registrants: The Southern Company and Georgia Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant.

EXPLANATORY NOTE
     On November 6, 2007, The Southern Company (Southern Company) and Georgia Power Company (Georgia Power) filed combined Quarterly Reports on Form 10-Q for the quarter ended September 30, 2007 (Form 10-Q). Subsequent to the filing of the Form 10-Q, Southern Company and Georgia Power identified a misclassification in the condensed consolidated balance sheet of Southern Company and the condensed balance sheet of Georgia Power included in Item 1 of the Form 10-Q, in that “$309,279 (in thousands)” was incorrectly classified as “Long-term Debt Payable to Affiliated Trusts” rather than “Long-term Debt.” In particular:
•	In the condensed consolidated balance sheet of Southern Company included on page 11 of the Form 10-Q, the line item “Long-term Debt” was shown as “$13,095,389 (in thousands)” and should have been shown as “$13,404,668 (in thousands)” and the line item “Long-term Debt Payable to Affiliated Trusts” was shown as “$721,651 (in thousands)” and should have been shown as “$412,372 (in thousands).” These amounts have been corrected in the condensed consolidated balance sheet of Southern Company included on page 9 of this amendment.

•	In the condensed balance sheet of Georgia Power included on page 59 of the Form 10-Q, the line item “Long-term Debt” was shown as “$5,207,764 (in thousands)” and should have been shown as “$5,517,043 (in thousands)” and the line item “Long-term Debt Payable to Affiliated Trusts” was shown as “$515,465 (in thousands)” and should have been shown as “$206,186 (in thousands).” These amounts have been corrected in the condensed balance sheet of Georgia Power included on page 15 of this amendment.
Except as described in this Explanatory Note, no other changes have been made to the Form 10-Q as originally filed.

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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Consolidated net income	$1,529,837	$1,384,815
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	1,108,475	1,059,567
Deferred income taxes and investment tax credits	102,314	344,062
Allowance for equity funds used during construction	(71,821)	(33,772)
Equity in losses of unconsolidated subsidiaries	20,712	44,985
Leveraged lease income	(31,928)	(52,489)
Pension, postretirement, and other employee benefits	75,303	74,033
Stock option expense	26,011	25,045
Hedge settlements	15,151	18,006
Hurricane Katrina grant proceeds-property reserve	60,000	—
Other, net	10,454	47,060
Changes in certain current assets and liabilities —
Receivables	(426,107)	(460,092)
Fossil fuel stock	(57,624)	(136,720)
Materials and supplies	(55,191)	(56,559)
Other current assets	(2,808)	61,019
Hurricane Katrina grant proceeds	14,345	—
Accounts payable	(3,951)	(319,564)
Accrued taxes	303,781	185,626
Accrued compensation	(148,274)	(162,455)
Other current liabilities	(1,342)	(42,382)

Net cash provided from operating activities	2,467,337	1,980,185

Investing Activities:
Property additions	(2,469,059)	(2,112,780)
Investment in restricted cash from pollution control bonds	(96,052)	—
Distribution of restricted cash from pollution control bonds	44,550	—
Nuclear decommissioning trust fund purchases	(538,049)	(572,932)
Nuclear decommissioning trust fund sales	531,169	566,052
Proceeds from property sales	31,333	148,427
Investment in unconsolidated subsidiaries	(34,550)	(57,116)
Cost of removal, net of salvage	(65,601)	(53,605)
Hurricane Katrina capital grant proceeds	10,869	—
Other	25,908	(66,517)

Net cash used for investing activities	(2,559,482)	(2,148,471)

Financing Activities:
Increase (decrease) in notes payable, net	(656,348)	788,744
Proceeds —
Long-term debt	3,081,500	1,075,845
Common stock	414,498	30,804
Preferred and Preference Stock	150,000	—
Redemptions —
Long-term debt	(904,270)	(550,176)
Long-term debt to affiliate trusts	(695,376)	(67,457)
Preferred stock	—	(14,569)
Common stock repurchased	—	(117)
Payment of common stock dividends	(898,766)	(851,991)
Other	(31,432)	(26,811)

Net cash provided from financing activities	459,806	384,272

Net Change in Cash and Cash Equivalents	367,661	215,986
Cash and Cash Equivalents at Beginning of Period	166,846	202,111

Cash and Cash Equivalents at End of Period	$534,507	$418,097

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $44,229 and $16,604 capitalized for 2007 and 2006, respectively)	$600,634	$638,380
Income taxes (net of refunds)	$388,634	$245,941
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$534,507	$166,846
Restricted cash	51,502	—
Receivables —
Customer accounts receivable	1,360,586	942,821
Unbilled revenues	370,541	283,275
Under recovered regulatory clause revenues	919,771	516,441
Other accounts and notes receivable	318,377	329,619
Accumulated provision for uncollectible accounts	(26,336)	(34,901)
Fossil fuel stock, at average cost	732,345	674,902
Materials and supplies, at average cost	701,243	648,127
Vacation pay	123,505	121,246
Prepaid expenses	167,974	127,908
Other	181,839	242,735

Total current assets	5,435,854	4,019,019

Property, Plant, and Equipment:
In service	46,565,693	45,484,895
Less accumulated depreciation	17,213,524	16,581,886

	29,352,169	28,903,009
Nuclear fuel, at amortized cost	336,477	317,429
Construction work in progress	2,896,405	1,871,538

Total property, plant, and equipment	32,585,051	31,091,976

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,146,615	1,057,534
Leveraged leases	976,928	1,138,730
Other	259,147	296,484

Total other property and investments	2,382,690	2,492,748

Deferred Charges and Other Assets:
Deferred charges related to income taxes	932,382	895,446
Prepaid pension costs	1,577,648	1,548,983
Unamortized debt issuance expense	183,947	171,758
Unamortized loss on reacquired debt	289,820	293,016
Deferred under recovered regulatory clause revenues	354,548	845,201
Other regulatory assets	912,102	935,804
Other	654,172	564,498

Total deferred charges and other assets	4,904,619	5,254,706

Total Assets	$45,308,214	$42,858,449

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$1,721,312	$1,416,898
Notes payable	1,284,453	1,940,801
Accounts payable	1,102,793	1,081,256
Customer deposits	269,420	248,781
Accrued taxes —
Income taxes	363,065	110,009
Other	423,928	390,716
Accrued interest	199,325	183,918
Accrued vacation pay	154,857	151,113
Accrued compensation	299,306	443,610
Other	298,181	385,858

Total current liabilities	6,116,640	6,352,960

Long-term Debt	13,404,668	10,942,025

Long-term Debt Payable to Affiliated Trusts	412,372	1,561,358

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,853,662	5,989,063
Deferred credits related to income taxes	278,043	291,474
Accumulated deferred investment tax credits	485,259	503,217
Employee benefit obligations	1,682,419	1,566,591
Asset retirement obligations	1,184,590	1,136,982
Other cost of removal obligations	1,318,417	1,300,461
Other regulatory liabilities	893,507	793,869
Other	565,054	305,255

Total deferred credits and other liabilities	12,260,951	11,886,912

Total Liabilities	32,194,631	30,743,255

Preferred and Preference Stock of Subsidiaries	766,302	744,065

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

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating Activities:
Net income	$721,180	$715,570
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	458,522	439,197
Deferred income taxes and investment tax credits	34,267	35,865
Deferred expenses — affiliates	(19,460)	(19,721)
Allowance for equity funds used during construction	(45,712)	(20,324)
Pension, postretirement, and other employee benefits	35,337	32,140
Other, net	14,382	4,989
Changes in certain current assets and liabilities —
Receivables	(211,971)	(213,235)
Fossil fuel stock	1,827	(76,805)
Materials and supplies	(22,605)	(43,252)
Prepaid income taxes	42,047	62,164
Other current assets	7,450	(786)
Accounts payable	(1,122)	(162,226)
Accrued taxes	25,779	151,042
Accrued compensation	(62,643)	(56,274)
Other current liabilities	31,179	8,272

Net cash provided from operating activities	1,008,457	856,616

Investing Activities:
Property additions	(1,214,093)	(781,134)
Nuclear decommissioning trust fund purchases	(336,526)	(366,452)
Nuclear decommissioning trust fund sales	329,646	359,572
Cost of removal, net of salvage	(28,811)	(18,363)
Change in construction payables, net of joint owner portion	48,074	(13,133)
Other	(11,553)	(7,328)

Net cash used for investing activities	(1,213,263)	(826,838)

Financing Activities:
Increase (decrease) in notes payable, net	(166,951)	371,480
Proceeds —
Senior notes	1,400,000	—
Capital contributions from parent company	270,250	265,777
Pollution control bonds	—	125,845
Redemptions —
Senior notes	(300,000)	(150,000)
First mortgage bonds	—	(20,000)
Pollution control bonds	—	(125,845)
Capital leases	(2,073)	(270)
Long-term debt to affiliate trusts	(453,608)	—
Preferred stock	—	(14,569)
Payment of preferred stock dividends	(2,255)	(2,126)
Payment of common stock dividends	(517,425)	(472,500)
Other	(24,662)	(1,621)

Net cash provided from (used for) financing activities	203,276	(23,829)

Net Change in Cash and Cash Equivalents	(1,530)	5,949
Cash and Cash Equivalents at Beginning of Period	16,850	11,138

Cash and Cash Equivalents at End of Period	$15,320	$17,087

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $19,181 and $8,177 capitalized for 2007 and 2006, respectively)	$229,282	$226,368
Income taxes (net of refunds)	$254,742	$177,486
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2007	2006
	(in thousands)
Current Assets:
Cash and cash equivalents	$15,320	$16,850
Receivables —
Customer accounts receivable	670,600	474,046
Unbilled revenues	188,036	130,585
Under recovered regulatory clause revenues	526,227	353,976
Other accounts and notes receivable	95,370	93,656
Affiliated companies	49,521	21,941
Accumulated provision for uncollectible accounts	(10,273)	(10,030)
Fossil fuel stock, at average cost	390,183	392,011
Materials and supplies, at average cost	326,938	304,514
Vacation pay	62,306	61,907
Prepaid income taxes	19,057	61,104
Other	42,300	85,725

Total current assets	2,375,585	1,986,285

Property, Plant, and Equipment:
In service	21,745,564	21,279,792
Less accumulated provision for depreciation	8,614,032	8,343,309

	13,131,532	12,936,483
Nuclear fuel, at amortized cost	191,186	180,129
Construction work in progress	1,559,280	923,948

Total property, plant, and equipment	14,881,998	14,040,560

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	61,706	70,879
Nuclear decommissioning trusts, at fair value	597,089	544,013
Other	36,883	58,848

Total other property and investments	695,678	673,740

Deferred Charges and Other Assets:
Deferred charges related to income taxes	523,012	510,531
Prepaid pension costs	709,115	688,671
Deferred under recovered regulatory clause revenues	285,381	544,152
Other regulatory assets	601,613	629,003
Other	296,054	235,788

Total deferred charges and other assets	2,415,175	2,608,145

Total Assets	$20,368,436	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder's Equity	2007	2006
	(in thousands)
Current Liabilities:
Securities due within one year	$432,400	$303,906
Notes payable	566,330	733,281
Accounts payable —
Affiliated	239,813	238,093
Other	439,132	402,222
Customer deposits	169,317	155,763
Accrued taxes —
Income taxes	183,303	217,603
Other	236,235	275,098
Accrued interest	87,135	74,643
Accrued vacation pay	49,485	49,704
Accrued compensation	82,897	141,356
Other	98,974	125,494

Total current liabilities	2,585,021	2,717,163

Long-term Debt	5,517,043	4,242,839

Long-term Debt Payable to Affiliated Trusts	206,186	969,073

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,891,790	2,815,724
Deferred credits related to income taxes	149,349	157,297
Accumulated deferred investment tax credits	272,361	282,070
Employee benefit obligations	764,125	698,274
Asset retirement obligations	654,295	626,681
Other cost of removal obligations	428,084	436,137
Other regulatory liabilities	268,606	281,391
Other	139,556	80,839

Total deferred credits and other liabilities	5,568,166	5,378,413

Total Liabilities	13,876,416	13,307,488

Preferred Stock	44,990	44,991

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,320,650	3,039,845
Retained earnings	2,731,514	2,529,826
Accumulated other comprehensive loss	(3,607)	(11,893)

Total common stockholder’s equity	6,447,030	5,956,251

Total Liabilities and Stockholder’s Equity	$20,368,436	$19,308,730

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
GEORGIA POWER COMPANY
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, E, F, G, H, I, J, K, L

Georgia Power	A, B, F, G, H, I, K, L

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

SOUTHERN COMPANY AND GEORGIA POWER – BALANCE SHEET MISCLASSIFICATION

Subsequent to the filing of the Form 10-Q, Southern Company and Georgia Power identified a misclassification in the condensed consolidated balance sheet of Southern Company and the condensed balance sheet of Georgia Power included in Item 1 of the Form 10-Q, in that “$309,279 (in thousands)” was incorrectly classified as “Long-term Debt Payable to Affiliated Trusts” rather than “Long-term Debt.” In particular:

•	In the condensed consolidated balance sheet of Southern Company included on page 11 of the Form 10-Q, the line item “Long-term Debt” was shown as “$13,095,389 (in thousands)” and should have been shown as “$13,404,668 (in thousands)” and the line item “Long-term Debt Payable to Affiliated Trusts” was shown as “$721,651 (in thousands)” and should have been shown as “$412,372 (in thousands).” These amounts have been corrected in the condensed consolidated balance sheet of Southern Company included on page 9 of this amendment.

•	In the condensed balance sheet of Georgia Power included on page 59 of the Form 10-Q, the line item “Long-term Debt” was shown as “$5,207,764 (in thousands)” and should have been shown as “$5,517,043 (in thousands)” and the line item “Long-term Debt Payable to Affiliated Trusts” was shown as “$515,465 (in thousands)” and should have been shown as “$206,186 (in thousands).” These amounts have been corrected in the condensed balance sheet of Georgia Power included on page 15 of this amendment.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of Southern Company, the traditional operating companies, and Southern Power in Item 8 of the Form 10-K for information relating to various lawsuits and other contingencies.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

FERC MATTERS

Market-Based Rate Authority

See Note 3 to the financial statements of Southern Company, the traditional operating companies and Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding the proceedings initiated by the FERC in December 2004 to assess Southern Company’s generation dominance within its retail service territory and in May 2005 to determine whether Southern Company satisfies the other three parts of the FERC’s market-based rate analysis: transmission market power, barriers to entry, and affiliate abuse or reciprocal dealing.

In late June and July 2007, hearings were held in the December 2004 proceeding and briefs to the presiding ALJ were filed in August and September. Southern Company anticipates an initial decision

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company is continuing to pursue resolution of these matters through litigation; however, the ultimate outcome of these matters cannot now be determined.
Effective January 1, 2007, Southern Company adopted both FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” and FASB Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. FSP 13-2 amends FASB Statement No. 13, “Accounting for Leases” requiring recalculation of the rate of return and the allocation of income whenever the projected timing of the income tax cash flows generated by a leveraged lease is revised with recognition of the resulting gain or loss in the year of the revision. FSP 13-2 also requires that all recognized tax positions in a leveraged lease must be measured in accordance with the criteria in FIN 48 and any changes resulting from FIN 48 must be reflected as a change in an important lease assumption as of the date of adoption. In adopting these standards, Southern Company concluded that a portion of the SILO tax benefits were uncertain tax positions, as defined in FIN 48. Accordingly, Southern Company also concluded that there was a change in the timing of projected income tax cash flows and, as required by FSP 13-2, recalculated the rate of return and allocation of income under the lease-in-lease-out (LILO) and SILO transactions.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company’s and Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.
INTEGRATED GASIFICATION COMBINED CYCLE (IGCC) PROJECT
See Note 4 to the financial statements of Southern Power under “IGCC” in Item 8 of the Form 10-K for additional information regarding the development by Southern Power and the Orlando Utilities Commission (OUC) of an IGCC project in Orlando, Florida at OUC’s Stanton Energy site. On March 29, 2007, Southern Power’s Board of Directors approved the continuation and the completion of the design, engineering, and construction of the gasifier portion of the IGCC project. In April 2007, OUC approved its portion of the cost increase, subject to the DOE’s approval of the additional funding. On May 8, 2007, SCS, as agent for Southern Power, and the DOE entered into an amendment to the February 2006 cooperative agreement to increase the DOE’s funding for the gasifier portion of the IGCC project by $58.75 million. Southern Power is evaluating the potential impacts of proposed federal and state legislation and regulations on the IGCC project. Specifically, there is an ongoing assessment of the State of Florida’s governor’s executive orders concerning future emissions restrictions and the rules and regulations necessary for implementation of such orders. As of October 31, 2007, Southern Power’s share of actual and committed costs related to the gasifier portion of the IGCC project was approximately $45 million. These costs will increase as the project continues. The ultimate impact on Southern Company’s and Southern Power’s financial statements will be dependent on the evaluation and application of the State of Florida’s governor’s executive orders and any other legislation or regulations, but could be significant and possibly material. The ultimate outcome of this matter cannot now be determined.
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

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2007:
Operating revenues	$4,660	$347	$(227)	$4,780	$95	$(43)	$4,832
Segment net income (loss)	714	51	—	765	(4)	1	762
Nine Months Ended September 30, 2007:
Operating revenues	$11,612	$784	$(549)	$11,847	$294	$(128)	$12,013
Segment net income (loss)	1,381	123	—	1,504	26	—	1,530
Total assets at September 30, 2007	$41,210	$2,840	$(196)	$43,854	$1,889	$(435)	$45,308

	Electric Utilities
	Traditional
	Operating				All
	Companies	Southern Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2006:
Operating revenues	$4,422	$270	$(213)	$4,479	$106	$(36)	$4,549
Segment net income (loss)	691	46	—	737	1	—	738
Nine Months Ended September 30, 2006:
Operating revenues	$10,875	$603	$(475)	$11,003	$313	$(112)	$11,204
Segment net income (loss)	1,292	98	—	1,390	(5)	—	1,385
Total assets at December 31, 2006	$38,825	$2,691	$(110)	$41,406	$1,933	$(481)	$42,858
Products and Services

	Electric Utilities Revenues
	Retail	Wholesale	Other	Total
Period	(in millions)

Three Months Ended September 30, 2007	$4,086	$563	$131	$4,780
Three Months Ended September 30, 2006	3,853	506	120	4,479
Nine Months Ended September 30, 2007	$9,935	$1,531	$381	$11,847
Nine Months Ended September 30, 2006	9,295	1,361	347	11,003
(D)	MISSISSIPPI POWER RETAIL REGULATORY MATTERS

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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
Mississippi Power is undergoing a feasibility assessment of a proposed IGCC project in Kemper County, Mississippi. In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to create and recognize a regulatory asset for such costs. As of September 30, 2007, Mississippi Power has incurred $7.3 million in costs related to these activities. Of this amount, $1.7 million has been expensed in 2007 in other operations and maintenance expenses. This represents the wholesale portion of such costs that would not qualify as capital expenditures. The remaining balance of $5.6 million is included in regulatory assets on the Condensed Balance Sheets herein. The final outcome of this matter cannot now be determined.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

For the three months and nine months ended September 30, 2007, the unrealized loss recognized in income for derivative energy contracts that are not hedges was $2.2 million and $0.7 million, respectively, for Southern Company, was $2.1 million and $1.0 million, respectively, for Southern Power, and was immaterial for the traditional operating companies. For the three months and nine months ended September 30, 2006, the unrealized amounts recognized in income was a loss of $3.5 million and a gain of $0.2 million, respectively, for Southern Company, was a loss of $2.8 million and a gain of $0.1 million, respectively, for Southern Power, and was immaterial for the traditional operating companies.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

As of December 31, 2006, Alabama Power had a deficit balance in the deferred natural disaster reserve account of approximately $16.8 million. In June 2007, Alabama Power fully recovered its prior storm costs related to Hurricanes Dennis and Katrina. As a result customer rates decreased by $1.73 per month per residential customer account and $4.29 per month per non-residential customer account beginning with July 2007 billings. Alabama Power continues to collect a monthly Rate NDR charge to establish and maintain a target reserve balance of $75 million for future storms. At September 30, 2007, Alabama Power had accumulated a balance of $23.1 million in the target reserve for future storms, which is included in the balance sheets under “Other Regulatory Liabilities.” See Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for additional information.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Retail Regulatory Matters” and “Retail Regulatory Matters – Rate Plans,” respectively, in Item 8 of the Form 10-K for additional information.

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

EXHIBIT INDEX
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
Date: November 29, 2007

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
Date: November 29, 2007