Form 10-Q
period 2008-06-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2008-08-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

	Description of	Shares Outstanding
Registrant	Common Stock	at June 30, 2008
The Southern Company	Par Value $5 Per Share	770,187,296
Alabama Power Company	Par Value $40 Per Share	21,725,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	147
Item 1A.	Risk Factors	147
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	147
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	150
	Signatures	153

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
Dalton Utilities	The City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light and Sinking Fund Commissioners
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2007
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MEAG Power	Municipal Electric Authority of Georgia
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
MW	Megawatt
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OPC	Oglethorpe Power Corporation
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equilization rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SFAS No. 157	FASB Statement No. 157, “Fair Value Measurement”

DEFINITIONS
(continued)

Term	Meaning
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
Stone & Webster	Stone & Webster, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery, environmental regulations and expenditures, earnings growth, dividend payout ratios, access to sources of capital, projections for postretirement benefit trust contributions, financing activities, completion of construction projects, plans and estimated costs for new generation resources, sales under new PPAs, impacts of adoption of new accounting rules, costs of implementing the IIC settlement with the FERC, cash flow impact of the Economic Stimulus Act of 2008 on tax payments in 2008, unrecognized tax benefits related to leveraged lease transactions, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, implementation of the Energy Policy Act of 2005, environmental laws including regulation of water quality and emissions of sulfur, nitrogen, mercury, carbon, soot, or particulate matter and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, IRS audits, and Mirant matters;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	variations in demand for electricity, including those relating to weather, the general economy, population and business growth (and declines), and the effects of energy conservation measures;

•	available sources and costs of fuels;

•	effects of inflation;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and storm restoration cost recovery;

•	regulatory approvals related to the potential Plant Vogtle expansion, including Georgia PSC and NRC approvals;

•	the performance of projects undertaken by the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as an avian influenza, or other similar occurrences;

•	the direct or indirect effects on Southern Company’s business resulting from incidents similar to the August 2003 power outage in the Northeast;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
Each registrant expressly disclaims any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$3,449,878	$3,105,056	$6,455,492	$5,848,867
Wholesale revenues	591,802	486,877	1,105,464	967,576
Other electric revenues	141,162	129,583	271,352	250,877
Other revenues	32,345	50,412	65,789	113,277

Total operating revenues	4,215,187	3,771,928	7,898,097	7,180,597

Operating Expenses:
Fuel	1,622,074	1,457,506	3,074,017	2,774,025
Purchased power	197,260	100,136	290,164	164,209
Other operations	619,369	586,377	1,209,795	1,151,749
Maintenance	295,629	289,039	602,020	571,034
Depreciation and amortization	358,745	310,286	702,630	616,630
Taxes other than income taxes	198,042	184,527	387,314	367,566

Total operating expenses	3,291,119	2,927,871	6,265,940	5,645,213

Operating Income	924,068	844,057	1,632,157	1,535,384
Other Income and (Expense):
Allowance for equity funds used during construction	35,486	23,597	76,071	43,771
Interest income	1,188	9,660	10,993	20,215
Equity in income (losses) of unconsolidated subsidiaries	1,097	(13,567)	1,425	(20,302)
Leveraged lease income (losses)	(70,879)	9,707	(59,954)	19,569
Interest expense, net of amounts capitalized	(228,947)	(222,576)	(446,056)	(440,426)
Preferred and preference dividends of subsidiaries	(16,195)	(10,129)	(32,390)	(20,258)
Other income (expense), net	(4,484)	(6,015)	(3,570)	(8,946)

Total other income and (expense)	(282,734)	(209,323)	(453,481)	(406,377)

Earnings Before Income Taxes	641,334	634,734	1,178,676	1,129,007
Income taxes	224,952	205,581	403,090	361,165

Consolidated Net Income	$416,382	$429,153	$775,586	$767,842

Common Stock Data:
Earnings per share —
Basic	$0.54	$0.57	$1.01	$1.02
Diluted	$0.54	$0.56	$1.00	$1.01
Average number of shares of common stock outstanding (in thousands)
Basic	769,122	755,137	767,636	752,698
Diluted	773,140	759,846	771,727	757,596
Cash dividends paid per share of common stock	$0.4200	$0.4025	$0.8225	$0.7900
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Consolidated net income	$775,586	$767,842
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	831,791	732,511
Deferred income taxes and investment tax credits	(79,033)	85,007
Deferred revenues	57,768	(6,193)
Allowance for equity funds used during construction	(76,071)	(43,771)
Equity in income (losses) of unconsolidated subsidiaries	(1,425)	20,302
Leveraged lease income (losses)	59,954	(19,569)
Pension, postretirement, and other employee benefits	24,596	21,510
Stock option expense	15,734	23,454
Derivative fair value adjustments	6,652	(958)
Hedge settlements	17,289	7,866
Hurricane Katrina grant proceeds-property reserve	—	60,000
Other, net	(11,504)	(6,875)
Changes in certain current assets and liabilities —
Receivables	(317,403)	(122,018)
Fossil fuel stock	(121,823)	(113,570)
Materials and supplies	(28,609)	(36,002)
Other current assets	(54,536)	(69,985)
Hurricane Katrina grant proceeds	—	14,345
Accounts payable	161,703	(31,681)
Accrued taxes	181,105	(82,875)
Accrued compensation	(185,500)	(251,073)
Other current liabilities	121,336	26,103

Net cash provided from operating activities	1,377,610	974,370

Investing Activities:
Property additions	(1,983,177)	(1,568,357)
Investment in restricted cash from pollution control bonds	(161)	(96,049)
Distribution of restricted cash from pollution control bonds	32,908	—
Nuclear decommissioning trust fund purchases	(405,999)	(322,509)
Nuclear decommissioning trust fund sales	399,119	315,629
Proceeds from property sales	5,495	28,602
Investment in unconsolidated subsidiaries	(2,780)	(25,185)
Cost of removal, net of salvage	(40,757)	(40,957)
Hurricane Katrina capital grant proceeds	7,314	10,869
Other	(35,907)	15,877

Net cash used for investing activities	(2,023,945)	(1,682,080)

Financing Activities:
Decrease in notes payable, net	(151,513)	(445,605)
Proceeds —
Long-term debt	1,684,935	2,531,500
Common stock	235,454	311,485
Redemptions —
Long-term debt	(361,263)	(1,084,078)
Preferred stock	(125,000)	—
Payment of common stock dividends	(630,594)	(593,991)
Other	(12,267)	(9,610)

Net cash provided from financing activities	639,752	709,701

Net Change in Cash and Cash Equivalents	(6,583)	1,991
Cash and Cash Equivalents at Beginning of Period	200,550	166,846

Cash and Cash Equivalents at End of Period	$193,967	$168,837

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $39,434 and $26,926 capitalized for 2008 and 2007, respectively)	$389,466	$391,105
Income taxes (net of refunds)	$280,902	$266,273
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$193,967	$200,550
Restricted cash	41,406	68,013
Receivables —
Customer accounts receivable	1,199,505	999,264
Unbilled revenues	426,817	294,487
Under recovered regulatory clause revenues	519,002	715,744
Other accounts and notes receivable	379,994	347,573
Accumulated provision for uncollectible accounts	(23,384)	(22,142)
Fossil fuel stock, at average cost	836,265	709,823
Materials and supplies, at average cost	746,435	725,001
Vacation pay	134,285	134,806
Assets from risk management activities	312,156	83,043
Prepaid expenses	297,999	147,903
Other	304,169	328,167

Total current assets	5,368,616	4,732,232

Property, Plant, and Equipment:
In service	49,537,608	47,175,717
Less accumulated depreciation	17,887,372	17,412,658

	31,650,236	29,763,059
Nuclear fuel, at amortized cost	459,377	336,129
Construction work in progress	2,452,957	3,227,605

Total property, plant, and equipment	34,562,570	33,326,793

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,054,152	1,131,798
Leveraged leases	923,451	984,441
Other	212,127	237,400

Total other property and investments	2,189,730	2,353,639

Deferred Charges and Other Assets:
Deferred charges related to income taxes	944,201	910,402
Prepaid pension costs	2,415,092	2,368,798
Unamortized debt issuance expense	200,756	190,700
Unamortized loss on reacquired debt	278,203	288,973
Deferred under recovered regulatory clause revenues	525,926	388,945
Other regulatory assets	861,530	769,226
Other	511,631	459,172

Total deferred charges and other assets	5,737,339	5,376,216

Total Assets	$47,858,255	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholders’ Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$947,837	$1,177,889
Notes payable	1,119,944	1,271,457
Accounts payable	1,396,380	1,213,766
Customer deposits	290,234	273,800
Accrued taxes —
Income taxes	33,907	52,237
Unrecognized tax benefits	279,819	164,599
Other	302,274	329,895
Accrued interest	243,888	217,883
Accrued vacation pay	168,920	170,574
Accrued compensation	228,592	407,543
Other regulatory liabilities	345,929	34,352
Other	348,224	316,665

Total current liabilities	5,705,948	5,630,660

Long-term Debt	15,582,929	14,143,114

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,884,614	5,838,674
Deferred credits related to income taxes	265,527	272,181
Accumulated deferred investment tax credits	467,388	479,302
Employee benefit obligations	1,524,918	1,492,472
Asset retirement obligations	1,147,394	1,200,094
Other cost of removal obligations	1,326,393	1,307,732
Other regulatory liabilities	1,737,912	1,613,004
Other	362,896	346,371

Total deferred credits and other liabilities	12,717,042	12,549,830

Total Liabilities	34,005,919	32,323,604

Preferred and Preference Stock of Subsidiaries	1,081,863	1,080,248

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — June 30, 2008: 770,617,262 Shares;
— December 31, 2007: 763,502,427 Shares
Treasury — June 30, 2008: 429,966 Shares;
— December 31, 2007: 398,746 Shares
Par value	3,853,038	3,817,453
Paid-in capital	1,678,470	1,454,288
Treasury, at cost	(12,207)	(11,143)
Retained earnings	7,295,431	7,154,596
Accumulated other comprehensive loss	(44,259)	(30,166)

Total Common Stockholders’ Equity	12,770,473	12,385,028

Total Liabilities and Stockholders’ Equity	$47,858,255	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Consolidated Net Income	$416,382	$429,153	$775,586	$767,842
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $2,571, $14,996, $(11,417), and $13,429, respectively	4,337	23,839	(17,914)	21,371
Reclassification adjustment for amounts included in net income, net of tax of $2,371, $1,420, $4,149, and $2,679, respectively	3,734	2,197	6,509	4,401
Marketable securities:
Change in fair value, net of tax of $(319), $1,086, $(2,456), and $1,904, respectively	(925)	1,320	(4,026)	2,627
Reclassification adjustment for amounts included in net income, net of tax of $-, $(361), $-, and $(361), respectively	—	(573)	—	(573)
Pension and other post retirement benefit plans:
Benefit plan net gain (loss), net of tax of $-, $(1,510),$-, and $(1,510), respectively	—	(2,424)	—	(2,424)
Reclassification adjustment for amounts included in net income, net of tax of $277, $280, $536, and $527, respectively	471	404	882	842

Total other comprehensive income (loss)	7,617	24,763	(14,549)	26,244

COMPREHENSIVE INCOME	$423,999	$453,916	$761,037	$794,086

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power. The traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, and manages generation assets and sells electricity at market-based rates in the wholesale market. Southern Company’s other business activities include investments in leveraged lease projects, telecommunications, and energy-related services. For additional information on these businesses, see BUSINESS – The Southern Company System – “Traditional Operating Companies,” “Southern Power,” and “Other Businesses” in Item 1 of the Form 10-K.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Company in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(12.8)	(3.0)	$7.8	1.0

Southern Company’s second quarter 2008 earnings were $416.4 million ($0.54 per share) compared to $429.2 million ($0.57 per share) for the second quarter 2007. The decrease in the second quarter 2008 when compared to the same period in 2007 was primarily the result of a significant charge related to leveraged lease investments, higher other operations and maintenance expenses, and higher depreciation and amortization. The second quarter 2008 decrease was partially offset by an increase in contributions from market-response rates to large commercial and industrial customers and retail base rate increases at Alabama Power and Georgia Power.
Southern Company’s year-to-date 2008 earnings were $775.6 million ($1.01 per share) compared to $767.8 million ($1.02 per share) for year-to-date 2007. The increase for year-to-date 2008 when compared to the same period in 2007 was primarily the result of an increase in contributions from market-response rates to large commercial and industrial customers, retail base rate increases at Alabama Power and Georgia Power, and an increase in allowance for equity funds used during construction. The year-to-date 2008 increase was partially offset by a significant charge related to leveraged lease investments, higher other operations and maintenance expenses, and higher depreciation and amortization.
Retail Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$344.8	11.1	$606.6	10.4

In the second quarter 2008, retail revenues were $3.45 billion compared to $3.11 billion for the same period in 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, retail revenues were $6.46 billion compared to $5.85 billion for the same period in 2007.
Details of the change to retail revenues follow:

	Second Quarter		Year-to-Date
	2008		2008
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,105.1		$5,848.9
Estimated change in —
Rates and pricing	213.5	6.9	348.3	6.0
Sales growth	0.9	0.0	23.4	0.4
Weather	(14.5)	(0.5)	(13.3)	(0.2)
Fuel and other cost recovery	144.9	4.7	248.2	4.2

Retail – current year	$3,449.9	11.1%	$6,455.5	10.4%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2008 when compared to the same periods in 2007 primarily as a result of an increase in revenues from market-response rates to large commercial and industrial customers and retail base rate increases at Alabama Power and Georgia Power.
Revenues attributable to changes in sales growth were insignificant in the second quarter 2008 when compared to the same period in 2007. For year-to-date 2008, revenues attributable to changes in sales growth increased when compared to the same period in 2007 due to a 0.2% increase in weather-adjusted retail KWH sales resulting primarily from a 0.9% increase in customer growth, partially offset by a 0.7% decrease in usage among customers mainly due to a higher housing inventory in Southern Company’s service area as compared to the same period in 2007. For year-to-date 2008, weather-adjusted residential KWH sales increased 0.1%, weather-adjusted commercial KWH sales increased 1.3%, and weather-adjusted industrial KWH sales decreased 0.7%.
Revenues resulting from changes in weather decreased because of less favorable weather in the second quarter and year-to-date 2008 when compared to the same periods in 2007.
Fuel and other cost recovery revenues increased $144.9 million in the second quarter 2008 and $248.2 million for year-to-date 2008 when compared to the same periods in 2007. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$104.9	21.6	$137.9	14.3

In the second quarter 2008, wholesale revenues were $591.8 million compared to $486.9 million for the same period in 2007. The increase was primarily attributable to a rise in fuel revenues due to a 14.2% increase in the average unit cost of fuel per net KWH generated, higher revenues associated with new and existing wholesale contracts, and generating plant operational performance incentives on existing wholesale contracts.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, wholesale revenues were $1.11 billion compared to $0.97 billion for the same period in 2007. The increase was primarily attributable to a rise in fuel revenues due to a 12.0% increase in the average unit cost of fuel per net KWH generated and higher revenues associated with new and existing wholesale contracts. Partially offsetting the year-to-date 2008 increase were lower revenues from short-term opportunity sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy.
Other Electric Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$11.6	8.9	$20.5	8.2

In the second quarter 2008, other electric revenues were $141.2 million compared to $129.6 million for the same period in 2007. The increase was primarily the result of a $6.1 million increase in co-generation revenues due to higher natural gas prices and a $6.6 million increase related to the settlement of transmission service agreements with Calpine Corporation (Calpine).
For year-to-date 2008, other electric revenues were $271.4 million compared to $250.9 million for the same period in 2007. The increase was primarily the result of a $9.2 million increase in co-generation revenues due to higher natural gas prices, a $6.6 million increase related to the settlement of transmission service agreements with Calpine, an increase in customer fees of $3.8 million, and an increase in outdoor lighting revenues of $3.6 million.
Other Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(18.1)	(35.8)	$(47.5)	(41.9)

In the second quarter 2008, other revenues were $32.3 million compared to $50.4 million for the same period in 2007. The decrease was primarily the result of a $15.3 million decrease in fuel procurement service revenues following a contract termination in 2007.
For year-to-date 2008, other revenues were $65.8 million compared to $113.3 million for the same period in 2007. The decrease was primarily the result of a $31.8 million decrease in fuel procurement service revenues following a contract termination in 2007 and a $3.9 million decrease in revenues at a subsidiary that provides energy-related services.
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$164.6	11.3	$300.0	10.8
Purchased power	97.1	97.0	126.0	76.7

Total fuel and purchased power expenses	$261.7		$426.0

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2008, fuel and purchased power expenses were $1.82 billion compared to $1.56 billion for the same period in 2007. The increase in fuel and purchased power expenses was due to a $226.5 million net increase in the average cost of fuel and purchased power, primarily related to an 18.5% increase in the cost of coal per net KWH generated. Also contributing to the increase was a $35.2 million net increase related to total KWHs generated and purchased when compared to the same period in 2007.
For year-to-date 2008, fuel and purchased power expenses were $3.36 billion compared to $2.94 billion for the same period in 2007. The increase in fuel and purchased power expenses was due to a $367.8 million net increase in the average cost of fuel and purchased power, primarily related to a 15.7% increase in the cost of coal per net KWH generated. Also contributing to the increase was a $58.2 million net increase related to total KWHs generated and purchased when compared to the same period in 2007.
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
Details of Southern Company’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	3.29	2.88	14.2	3.18	2.84	12.0
Purchased power	8.82	7.80	13.1	7.47	6.51	14.8

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$33.0	5.6	$58.0	5.0
Maintenance	6.6	2.3	31.0	5.4

Total other operations and maintenance	$39.6		$89.0

In the second quarter 2008, other operations and maintenance expenses were $915.0 million compared to $875.4 million for the same period in 2007. The increase in other operations and maintenance expenses resulted primarily from a $17.9 million increase in fossil and hydro expenses due to costs incurred for scheduled outages and maintenance of fossil and hydro generating units, as well as expenses for new facilities; a $13.2 million increase in administrative and general expenses mainly resulting from increases in affiliated service company expenses and property damage expenses; a $7.8 million increase in customer account expenses largely related to increases in records and collections expenses and bad debt expense; and a $5.4 million increase in nuclear expenses due to costs incurred for maintenance of nuclear generating units and increases in commodity and labor costs.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, other operations and maintenance expenses were $1.81 billion compared to $1.72 billion for the same period in 2007. The increase in other operations and maintenance expenses resulted primarily from a $46.2 million increase in fossil and hydro expenses due to costs incurred for scheduled outages, maintenance of fossil and hydro generating units, increases in commodity and labor costs, and expenses for new facilities; a $20.1 million increase in administrative and general expenses mainly resulting from increases in affiliated service company expenses and property damage expenses; a $17.2 million increase in customer account expenses largely related to increases in records and collections expenses, bad debt expense, and meter reading; and a $16.9 million increase in nuclear expenses due to costs incurred for maintenance of nuclear generating units and increases in commodity and labor costs.
Depreciation and Amortization

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$48.4	15.6	$86.0	13.9

In the second quarter 2008, depreciation and amortization was $358.7 million compared to $310.3 million for the same period in 2007.
For year-to-date 2008, depreciation and amortization was $702.6 million compared to $616.6 million for the same period in 2007.
The increases in depreciation and amortization in the second quarter and year-to-date 2008 when compared to the same periods in 2007 resulted primarily from an increase in plant in service related to environmental, transmission, and distribution projects mainly at Alabama Power and Georgia Power. An increase in depreciation rates at Georgia Power and Southern Power also contributed to the second quarter and year-to-date 2008 increases, as well as the completion of Southern Power’s Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008.
Taxes Other Than Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$13.5	7.3	$19.7	5.4

In the second quarter 2008, taxes other than income taxes were $198.0 million compared to $184.5 million for the same period in 2007.
For year-to-date 2008, taxes other than income taxes were $387.3 million compared to $367.6 million for the same period in 2007.
The increases in taxes other than income taxes in the second quarter and year-to-date 2008 when compared to the same periods in 2007 resulted primarily from increases in franchise fees and municipal gross receipt taxes associated with increases in revenues from energy sales.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$11.9	50.4	$32.3	73.8

In the second quarter 2008, allowance for equity funds used during construction was $35.5 million compared to $23.6 million for the same period in 2007.
For year-to-date 2008, allowance for equity funds used during construction was $76.1 million compared to $43.8 million for the same period in 2007.
The increases in allowance for equity funds used during construction in the second quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily the result of additional investments in environmental projects mainly at Georgia Power and Gulf Power, transmission projects at Georgia Power, as well as generation facilities at Georgia Power. Additional investments in environmental projects at Alabama Power also contributed to the year-to-date 2008 increase.
Interest Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(8.5)	(87.7)	$(9.2)	(45.6)

In the second quarter 2008, interest income was $1.2 million compared to $9.7 million for the same period in 2007.
For year-to-date 2008, interest income was $11.0 million compared to $20.2 million for the same period in 2007.
The decreases in interest income in the second quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily the result of the reversal of accrued interest income on IRS deposits related to sale-in-lease-out (SILO) transactions.
Equity in Income (Losses) of Unconsolidated Subsidiaries

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$14.7	108.1	$21.7	107.0

In the second quarter 2008, equity in income (losses) of unconsolidated subsidiaries was $1.1 million compared to $(13.6) million for the same period in 2007.
For year-to-date 2008, equity in income (losses) of unconsolidated subsidiaries was $1.4 million compared to $(20.3) million for the same period in 2007.
The increases in equity in income (losses) of unconsolidated subsidiaries in the second quarter and year-to-date 2008 when compared with the same periods in 2007 were primarily the result of Southern Company ending its investment in synthetic fuel production facilities in December 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Leveraged Lease Income (Losses)

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(80.6)	(830.2)	$(79.6)	(406.4)

In the second quarter 2008, leveraged lease income (losses) were $(70.9) million compared to $9.7 million for the same period in 2007.
For year-to-date 2008, leveraged lease income (losses) were $(60.0) million compared to $19.6 million for the same period in 2007.
Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. The decreases in leveraged lease income in the second quarter and year-to-date 2008, when compared to the same periods in 2007, were primarily the result of a $51.2 million after tax adjustment in the second quarter 2008 relating to the application of FASB Staff Position No. 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further information.
Preferred and Preference Dividends of Subsidiaries

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$6.1	59.9	$12.1	59.9

In the second quarter 2008, preferred and preference dividends of subsidiaries were $16.2 million compared to $10.1 million for the same period in 2007.
For year-to-date 2008, preferred and preference dividends of subsidiaries were $32.4 million compared to $20.3 million for the same period in 2007.
The increases in preferred and preference dividends of subsidiaries in the second quarter and year-to-date 2008 when compared to the same periods in 2007 resulted primarily from the issuance of $470 million of preference stock in September and October 2007, partially offset by the redemption of $125 million of preferred stock in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for further information.
Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$19.4	9.4	$41.9	11.6

In the second quarter 2008, income taxes were $225.0 million compared to $205.6 million for the same period in 2007.
For year-to-date 2008, income taxes were $403.1 million compared to $361.2 million for the same period in 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increases in income taxes in the second quarter and year-to-date 2008 when compared to the same periods in 2007 resulted primarily from higher pre-tax earnings and a decrease in net synthetic fuel tax credits, partially offset by lower leveraged lease income, the tax benefit associated with an increase in allowance for equity funds used during construction, and an increase in the IRC Section 199 production activities deduction. See Note (H) to the Condensed Financial Statements under “Effective Tax Rate” herein for further information.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company’s future earnings potential. The level of Southern Company’s future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company’s primary business of selling electricity. These factors include the traditional operating companies’ ability to maintain a stable regulatory environment that continues to allow for the recovery of all prudently incurred costs during a time of increasing costs. Other major factors include profitability of the competitive wholesale supply business and federal regulatory policy (including the FERC’s market-based rate proceeding), which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form
10-K.
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Southern Company’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Southern Company in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Southern Company’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On June 25, 2008, Florida’s Governor signed comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation also authorizes the Florida PSC to adopt a renewable portfolio standard for

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
public utilities, subject to legislative ratification. The impact of this legislation on Southern Company will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and State PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have continued to experience higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.0 billion at June 30, 2008 as compared to $1.1 billion at December 31, 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
On February 29, 2008, Georgia Power filed a request with the Georgia PSC to change the fuel cost recovery rate effective June 1, 2008. The request was approved on May 20, 2008. Total annual fuel recovery billings increased by approximately $222 million. Georgia Power is required to file its next fuel cost recovery case by March 1, 2009.
Gulf Power filed a petition on June 20, 2008 with the Florida PSC requesting an adjustment to the fuel cost recovery factor due to a projected increase in the expected under recovery balance at year end 2008. On July 29, 2008, the Florida PSC approved Gulf Power’s request for an increase of approximately 28.3% in the fuel factor for retail customers. This change represents an increase of 11.3% for a residential customer billing of 1,000 KWH per month. The increase will result in the recovery of $38.2 million of the projected under recovered balance during the period September through December 2008. The remaining portion of the projected under recovered balance is expected to be recovered in 2009. The fuel cost recovery factor will be reviewed again by the Florida PSC in November 2008 as a normal part of its ongoing oversight over fuel cost recovery matters with the resulting adjustment to rates to take effect in January 2009.
Mississippi Base Load Construction Legislation
In the 2008 regular session of the Mississippi legislature, a bill was passed and signed by the Governor on May 9, 2008 to enhance the Mississippi PSC’s authority to facilitate development and construction of base load generation in the State of Mississippi. The bill authorizes, but does not require, the Mississippi PSC to include in retail base rates, prior to and during construction, all or a portion of the prudently incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. The bill also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the bill authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. The effect of this legislation on Mississippi Power cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Leveraged Lease Transactions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” of Southern Company in Item 7 of the Form 10-K for information regarding pending litigation and proposed legislation related to the SILO transactions. Also see Note 1 to the financial statements of Southern Company under “Income and Other Taxes,” Note 3 to the financial statements of Southern Company under “Income Tax Matters,” and Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements under “Unrecognized Tax Benefits” herein for information regarding Southern Company’s unrecognized tax benefit related to the SILO transactions.
During the second quarter 2008, decisions in favor of the IRS were reached in several court cases involving other tax payers with similar leveraged lease investments. Pursuant to the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) and FSP 13-2, management is required to assess, on a periodic basis, the likely outcome of the uncertain tax positions related to the SILO transactions. Based on these accounting standards and management’s review of the recent court decisions, Southern Company recorded an after tax charge of approximately $67 million in the second quarter 2008. Of the total, approximately $16 million is associated with the application of FIN 48 and represents additional interest expense related to tax returns for years 2000 through 2007 and approximately $51 million represents non-cash charges related to the application of FSP 13-2. The charges related to FSP 13-2 reflect the reallocation of lease income and will be recognized as income over the remaining term of the affected leases. The tax benefit associated with the lease transactions represents timing differences that do not impact total net income over the life of the transactions. The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of its pending litigation, other court decisions, and proposed legislation, and cannot be determined at this time.
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The States of Alabama, Florida, Georgia, and Mississippi do not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Southern Company is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $120 million and $215 million.
Construction Projects
Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.
In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to defer such costs as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At June 30, 2008, Mississippi Power had spent $31.1 million, of which $2.7 million related to land purchases capitalized. Of the remaining $28.4 million, the retail portion of $20 million was deferred in other regulatory assets and the wholesale portion of $8.4 million was expensed. Of this $8.4 million, $4.3 million and $4.1 million are related to expenses through June 30, 2008 and 2007, respectively. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if the project proceeds. See “FERC and State PSC Matters – Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects – Nuclear” of Southern Company in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
In August 2006, Southern Nuclear, on behalf of Georgia Power, OPC, MEAG Power, and Dalton Utilities (collectively, Owners), filed an application with the NRC for an early site permit approving two additional nuclear units on the site of Plant Vogtle. On March 31, 2008, Southern Nuclear filed an application with the NRC for a combined construction and operating license (COL) for the new units.
On April 8, 2008, Georgia Power, acting for itself and as agent for the Owners, and a consortium consisting of Westinghouse and Stone & Webster (collectively, Consortium) entered into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle (Vogtle 3 and 4 Agreement).
The Vogtle 3 and 4 Agreement is an arrangement whereby the Consortium supplies and constructs the entire facility with the exception of certain items provided by the Owners. Under the terms of the Vogtle 3 and 4 Agreement, the Owners will pay a purchase price that will be subject to certain price escalation and adjustments, adjustments for change orders, and performance bonuses. Each Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Consortium under the Vogtle 3 and 4 Agreement. Georgia Power’s proportionate share, based on its current ownership interest, is 45.7%. Under the terms of a separate joint development agreement, the Owners finalized their ownership percentages on July 2, 2008, except for allowed changes, under certain limited circumstances, during the Georgia PSC certification process.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Georgia Power submitted its self-build nuclear proposal to the Georgia PSC on May 1, 2008 in connection with its 2016-2017 base load capacity request for proposals (RFP). No other responses to the RFP were received. On August 1, 2008, Georgia Power submitted an application for the Georgia PSC to certify the project. A final certification decision is expected in March 2009.
If certified by the Georgia PSC and licensed by the NRC, Vogtle Units 3 and 4 are scheduled to be placed in service in 2016 and 2017, respectively. The total plant value to be placed in service will also include financing costs for each of the Owners, the impacts of inflation on costs, and transmission and other costs that are the responsibility of the Owners. Georgia Power’s proportionate share of the estimated in-service costs, based on its current ownership interest, is approximately $6.4 billion, subject to adjustments and performance bonuses under the Vogtle 3 and 4 Agreement.
The Owners and the Consortium have agreed to certain liquidated damages upon the Consortium’s failure to comply with the schedule and performance guarantees. The Owners and the Consortium also have agreed to certain bonuses payable to the Consortium for early completion and unit performance. The Consortium’s liability to the Owners for schedule and performance liquidated damages and warranty claims is subject to a cap.
The obligations of Westinghouse and Stone & Webster under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, such Owner will be required to provide a letter of credit or other credit enhancement.
The Vogtle 3 and 4 Agreement is subject to certification by the Georgia PSC. In addition, the Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including delays in receipt of the COL or delivery of full notice to proceed, certain Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Owners, Owner insolvency, and certain other events.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Company in Item 7 of the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, and Leveraged Leases.
New Accounting Standards
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $1.38 billion for the first six months of 2008 compared to $974 million for the first six months of 2007. The $404 million increase in net cash provided from operating activities in 2008 is primarily due to increased revenues as a result of retail rate increases at Alabama Power and Georgia Power, a reduction in the outflow of cash for accounts payable of $193 million, a positive change in cash flow of $125 million in accrued taxes primarily due to a difference between the periods in payments for federal taxes and property taxes, and a decrease in cash used for compensation earned of $66 million.
Net cash used for investing activities totaled $2.02 billion for the first six months 2008, compared to $1.68 billion in the same period of the prior year, an increase of $342 million, primarily due to property additions to utility plant. Net cash provided from financing activities totaled $640 million for the first six months of 2008 compared to $710 million for the corresponding period in 2007, a decrease of $70 million, primarily due to reduced issuances of new long-term debt and the redemption of preferred stock.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant balance sheet changes for the first six months of 2008 include an increase in total property, plant, and equipment of $1.24 billion and an increase in long-term debt, excluding amounts due within one year, of $1.44 billion used primarily for the repayment of short-term debt, construction expenditures, and general corporate purposes.
The market price of Southern Company’s common stock at June 30, 2008 was $34.92 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $16.58 per share, representing a market-to-book ratio of 211%, compared to $38.75, $16.23, and 239%, respectively, at the end of 2007. The dividend for the second quarter 2008 was $0.42 per share compared to $0.4025 per share in the second quarter 2007.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Revised funding requirements associated with unrecognized tax benefits and interest for 2008 are $327 million and $139 million for years after 2008. Approximately $948 million will be required through June 30, 2009 for maturities of long-term debt. In addition, in connection with Georgia Power’s entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL – “Construction Projects” herein, the revised estimated total construction program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs, to meet liquidity needs. At June 30, 2008, Southern Company and its subsidiaries had approximately $194 million of cash and cash equivalents and approximately $4.3 billion of unused credit arrangements with banks, of which $653 million expire in 2008, $438 million expire in 2009, and $3.2 billion expire in 2012. Approximately $79 million of the credit facilities expiring in 2008 and 2009 allow for the execution of term loans for an additional two-year period, and $594 million contain provisions allowing one-year term loans. Approximately $1.4 billion of the credit facilities are dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control bonds. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At June 30, 2008, the Southern Company system had outstanding commercial paper of $921 million and short-term bank notes of $195 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are primarily for physical electricity purchases and sales and for construction of new generation. At June 30, 2008, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $363 million. At June 30, 2008, the maximum potential collateral requirements at a rating below BBB- and/or Baa3 were approximately $1.5 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Southern Company’s operating subsidiaries are also party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2008, Southern Company’s total exposure to these types of agreements was approximately $68 million.
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, the traditional operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contracts shift substantially all fuel cost responsibility to the purchaser. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies have implemented fuel-hedging programs at the instruction of their respective state PSCs.
The changes in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$162.1	$4.4
Contracts realized or settled	(57.0)	(47.6)
Current period changes(a)	208.1	356.4

Contracts outstanding at the end of the period, assets (liabilities), net	$313.2	$313.2

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to the traditional operating companies’ fuel hedging programs are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. In addition, gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$343.6
Accumulated other comprehensive income	(23.9)
Net income	(6.5)

Total fair value gain/(loss)	$313.2

Unrealized pre-tax gains/(losses) recognized in income for the three months and six months ended June 30, 2008 for energy-related derivative contracts that are not hedges were $7.6 million and $(6.6) million, respectively. For the three months and six months ended June 30, 2007, the unrealized gains recognized in income were $1.7 million and $1.5 million, respectively.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

	June 30, 2008 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in millions)
Level 1	$—	$—	$—
Level 2	313.2	224.5	88.7
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$313.2	$224.5	$88.7

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Company in Item 7 and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first six months of 2008, Southern Company’s subsidiaries issued $1.1 billion of senior notes, and Southern Company issued $235 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, Georgia Power, Gulf Power, and Mississippi Power entered into long-term bank loans of $300 million, $110 million, and $80 million, respectively. The proceeds were primarily used to repay short-term indebtedness and to fund ongoing construction projects. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first six months of 2008. Also during the first six months of 2008, interest rate hedges of $405 million notional amount were settled at a loss of $25.7 million related to the issuances. These losses were deferred in other comprehensive income and will be amortized to income over the original term of the hedges. See Note (F) to the Condensed Financial Statements herein for further details. Also during the first six months of 2008, Southern Company and its subsidiaries repaid at maturity $361.3 million of long-term debt and also redeemed $125 million of preferred stock.
Also in 2008, Southern Company’s subsidiaries converted their entire $1.2 billion of obligations related to auction rate tax-exempt securities from auction rate modes to other interest rate modes. Initially, approximately $696 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $553 million were converted to daily floating rate modes. In June 2008, approximately $98 million of the daily floating rate securities were converted to fixed interest rate modes.
During the second quarter 2008, Southern Company and its subsidiaries did no additional hedging of interest rate risk.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Subsequent to June 30, 2008, Alabama Power incurred obligations related to the issuance of $120 million pollution control revenue bonds for Alabama Power’s Barry Plant Project.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (F) to the Condensed Financial Statements herein for information relating to derivative instruments.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Southern Company conducted an evaluation under the supervision and with the participation of Southern Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Southern Company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting.
Item 4T. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this quarterly report, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to their company (including its consolidated subsidiaries, if any) required to be included in periodic filings with the SEC.
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,147,786	$1,093,970	$2,182,040	$2,049,743
Wholesale revenues —
Non-affiliates	169,971	156,061	340,011	311,183
Affiliates	96,421	39,032	180,113	81,226
Other revenues	55,635	47,029	104,328	91,142

Total operating revenues	1,469,813	1,336,092	2,806,492	2,533,294

Operating Expenses:
Fuel	523,348	460,909	976,497	846,981
Purchased power —
Non-affiliates	38,450	18,070	49,669	22,708
Affiliates	75,789	76,493	164,496	149,207
Other operations	198,012	183,741	382,562	355,144
Maintenance	108,531	97,092	233,531	215,854
Depreciation and amortization	130,630	117,168	255,267	233,111
Taxes other than income taxes	75,614	71,531	151,385	144,249

Total operating expenses	1,150,374	1,025,004	2,213,407	1,967,254

Operating Income	319,439	311,088	593,085	566,040
Other Income and (Expense):
Allowance for equity funds used during construction	9,235	8,376	20,539	14,962
Interest income	4,258	3,613	8,900	8,007
Interest expense, net of amounts capitalized	(69,646)	(69,576)	(138,621)	(136,766)
Other income (expense), net	(6,707)	(3,966)	(13,930)	(6,890)

Total other income and (expense)	(62,860)	(61,553)	(123,112)	(120,687)

Earnings Before Income Taxes	256,579	249,535	469,973	445,353
Income taxes	93,798	94,182	167,226	166,884

Net Income	162,781	155,353	302,747	278,469
Dividends on Preferred and Preference Stock	9,866	8,181	19,732	16,363

Net Income After Dividends on Preferred and Preference Stock	$152,915	$147,172	$283,015	$262,106

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$152,915	$147,172	$283,015	$262,106
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,172, $1,290, $(1,039), and $1,188, respectively	1,927	2,121	(1,710)	1,953
Reclassification adjustment for amounts included in net income, net of tax of $443, $73, $628, and $132, respectively	728	122	1,033	218

Total other comprehensive income (loss)	2,655	2,243	(677)	2,171

COMPREHENSIVE INCOME	$155,570	$149,415	$282,338	$264,277

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$302,747	$278,469
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	297,792	271,770
Deferred income taxes and investment tax credits, net	20,648	30,076
Allowance for equity funds used during construction	(20,539)	(14,962)
Pension, postretirement, and other employee benefits	(12,958)	(6,895)
Stock option expense	2,520	4,152
Tax benefit of stock options	460	968
Other, net	14,499	(3,407)
Changes in certain current assets and liabilities —
Receivables	34,056	(74,311)
Fossil fuel stock	(21,879)	(22,418)
Materials and supplies	(6,887)	(13,846)
Other current assets	(42,632)	(19,117)
Accounts payable	(68,407)	(72,137)
Accrued taxes	64,490	38,526
Accrued compensation	(47,094)	(46,154)
Other current liabilities	26,481	10,473

Net cash provided from operating activities	543,297	361,187

Investing Activities:
Property additions	(714,878)	(555,333)
Investment in restricted cash from pollution control bonds	(161)	(96,049)
Distribution of restricted cash from pollution control bonds	19,687	—
Nuclear decommissioning trust fund purchases	(180,522)	(138,263)
Nuclear decommissioning trust fund sales	180,522	138,263
Cost of removal, net of salvage	(18,157)	(21,986)
Other	(11,489)	(192)

Net cash used for investing activities	(724,998)	(673,560)

Financing Activities:
Increase (decrease) in notes payable, net	24,980	(92,703)
Proceeds —
Senior notes	600,000	450,000
Common stock issued to parent	150,000	140,000
Capital contributions	12,178	—
Gross excess tax benefit of stock options	858	2,160
Pollution control bonds	—	246,500
Redemptions —
Senior notes	(250,000)	(168,500)
Preferred stock	(125,000)	—
Payment of preferred and preference stock dividends	(21,142)	(14,698)
Payment of common stock dividends	(245,650)	(232,500)
Other	(5,523)	(11,843)

Net cash provided from financing activities	140,701	318,416

Net Change in Cash and Cash Equivalents	(41,000)	6,043
Cash and Cash Equivalents at Beginning of Period	73,616	15,539

Cash and Cash Equivalents at End of Period	$32,616	$21,582

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9,322 and $7,590 capitalized for 2008 and 2007, respectively)	$126,502	$115,898
Income taxes (net of refunds)	$124,050	$135,066
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$32,616	$73,616
Restricted cash	206	19,732
Receivables —
Customer accounts receivable	391,505	357,355
Unbilled revenues	127,604	95,278
Under recovered regulatory clause revenues	15,210	232,226
Other accounts and notes receivable	40,567	42,745
Affiliated companies	58,851	61,250
Accumulated provision for uncollectible accounts	(8,637)	(7,988)
Fossil fuel stock, at average cost	208,003	182,963
Materials and supplies, at average cost	294,539	287,994
Vacation pay	50,499	50,266
Assets from risk management activities	78,985	2,790
Prepaid expenses	163,672	72,952
Other	3,712	16,820

Total current assets	1,457,332	1,487,999

Property, Plant, and Equipment:
In service	17,357,396	16,669,142
Less accumulated provision for depreciation	6,113,163	5,950,373

	11,244,233	10,718,769
Nuclear fuel, at amortized cost	202,831	137,146
Construction work in progress	734,741	928,182

Total property, plant, and equipment	12,181,805	11,784,097

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	52,089	48,664
Nuclear decommissioning trusts, at fair value	504,336	542,846
Other	31,801	31,146

Total other property and investments	588,226	622,656

Deferred Charges and Other Assets:
Deferred charges related to income taxes	355,410	347,193
Prepaid pension costs	1,022,953	989,085
Deferred under recovered regulatory clause revenues	205,347	81,650
Other regulatory assets	219,079	224,792
Other	234,105	209,153

Total deferred charges and other assets	2,036,894	1,851,873

Total Assets	$16,264,257	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$160,156	$535,152
Notes payable	24,980	—
Accounts payable —
Affiliated	236,691	193,518
Other	207,244	308,177
Customer deposits	72,393	67,722
Accrued taxes —
Income taxes	2,740	45,958
Other	71,623	29,198
Accrued interest	57,934	55,263
Accrued vacation pay	42,138	42,138
Accrued compensation	47,078	92,385
Other regulatory liabilities	97,676	2,269
Other	58,135	53,062

Total current liabilities	1,078,788	1,424,842

Long-term Debt	5,351,090	4,750,196

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,184,220	2,065,264
Deferred credits related to income taxes	91,869	93,709
Accumulated deferred investment tax credits	176,600	180,578
Employee benefit obligations	357,051	349,974
Asset retirement obligations	447,280	505,794
Other cost of removal obligations	622,866	613,616
Other regulatory liabilities	629,172	637,040
Other	28,601	31,417

Total deferred credits and other liabilities	4,537,659	4,477,392

Total Liabilities	10,967,537	10,652,430

Preferred and Preference Stock	685,127	683,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - June 30, 2008: 21,725,000 shares	869,000	719,000
- December 31, 2007: 17,975,000 shares
Paid-in capital	2,081,189	2,065,298
Retained earnings	1,666,528	1,630,832
Accumulated other comprehensive loss	(5,124)	(4,447)

Total common stockholder’s equity	4,611,593	4,410,683

Total Liabilities and Stockholder’s Equity	$16,264,257	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Alabama Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Alabama and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Alabama Power’s primary business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel costs, capital expenditures, and restoration following major storms. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Alabama Power for the foreseeable future.
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.7	3.9	$20.9	8.0

Alabama Power’s net income after dividends on preferred and preference stock for the second quarter 2008 was $152.9 million compared to $147.2 million for the corresponding period in 2007. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2008 was $283.0 million compared to $262.1 million for the corresponding period in 2007. These increases in earnings for the second quarter and year-to-date 2008 were primarily due to retail base rate increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) in January 2008, as well as customer and demand growth. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. These increases in revenues were partially offset by increases in operations and maintenance expenses related to steam power associated with environmental mandates and scheduled outages, routine nuclear operation expenses, and depreciation and amortization expense resulting from additional plant in service.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$53.8	4.9	$132.3	6.5

In the second quarter 2008, retail revenues were $1.15 billion compared to $1.09 billion for the same period in 2007. For year-to-date 2008, retail revenues were $2.18 billion compared to $2.05 billion for the same period in 2007.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2008		2008

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,094.0		$2,049.7
Estimated change in —
Rates and pricing	62.9	5.7	111.4	5.5
Sales growth	9.8	0.9	29.3	1.4
Weather	(14.0)	(1.3)	(21.5)	(1.0)
Fuel and other cost recovery	(4.9)	(0.4)	13.1	0.6

Retail – current year	$1,147.8	4.9%	$2,182.0	6.5%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2008 when compared to the same periods in 2007 primarily due to the Rate RSE and Rate CNP Environmental increases effective in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Revenues attributable to sales growth increased in the second quarter 2008 when compared to the same period in 2007. Weather-adjusted commercial KWH energy sales increased 2.1% due to continued customer and demand growth. Weather-adjusted residential KWH energy sales increased 0.8% due to continued customer growth. Industrial KWH energy sales decreased 0.6% due to a decline in sales demand in the chemical and textile sectors, partially offset by an increase in the primary metals sector. For year-to-date 2008, revenues attributable to sales growth increased when compared to the same period in 2007, primarily due to increases in weather-adjusted residential and commercial KWH energy sales of 3.1% and 1.9%, respectively, related to customer and demand growth. In addition, industrial KWH energy sales increased by 1.2%, primarily as a result of increased sales demand in the primary metals sector, partially offset by a decrease in the chemical and textile sectors.
Revenues resulting from changes in weather decreased due to less favorable weather conditions in the second quarter 2008 compared to the second quarter 2007, which resulted in decreased KWH energy sales to residential and commercial customers of 4.9% and 1.4%, respectively. For year-to-date 2008, revenues resulting from changes in weather decreased due to less favorable weather conditions compared to the same period in 2007, which resulted in decreased KWH energy sales to residential and commercial customers of 3.6% and 1.2%, respectively.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues decreased in the second quarter 2008 when compared to the same period in 2007 due to the reduction in the Rate NDR customer billing rate, as a result of the full recovery of the 2005 storm costs related to Hurricanes Dennis and Katrina, and costs associated with PPAs certificated by the Alabama PSC, partially offset by increases in fuel costs and purchased power costs. For year-to-date 2008, fuel and other cost recovery revenues increased when compared to the same period in 2007 due to increases in fuel costs and purchased power costs. These costs were offset by a reduction in the Rate NDR customer billing rate due to the full recovery of the 2005 storm costs related to Hurricanes Dennis and Katrina. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$13.9	8.9	$28.8	9.3

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the second quarter 2008, wholesale revenues from non-affiliates were $170.0 million compared to $156.1 million for the same period in 2007. This increase was primarily due to a 13.4% increase in price related to fuel, partially offset by a 3.9% decrease in KWH sales.
For year-to-date 2008, wholesale revenues from non-affiliates were $340.0 million compared to $311.2 million for the same period in 2007. This increase was primarily due to a 15.7% increase in price related to fuel, partially offset by a 5.5% decrease in KWH sales.
Wholesale Revenues – Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$57.4	147.0	$98.9	121.7

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2008, wholesale revenues from affiliates were $96.4 million compared to $39.0 million for the same period in 2007. This increase was primarily due to a 59.2% increase in KWH sales and a 55.2% increase in price related to fuel.
For year-to-date 2008, wholesale revenues from affiliates were $180.1 million compared to $81.2 million for the same period in 2007. This increase was primarily due to a 54.9% increase in price related to fuel and a 43.1% increase in KWH sales.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$8.6	18.3	$13.2	14.5

In the second quarter 2008, other revenues were $55.6 million compared to $47.0 million in the same period in 2007. This increase was primarily due to an increase of $6.1 million in revenues from gas-fueled co-generation steam facilities resulting from higher gas prices and a $2.5 million increase in revenues from the settlement of transmission service agreements with Calpine Corporation.
For year-to-date 2008, other revenues were $104.3 million compared to $91.1 million for the same period in 2007. This increase was primarily due to an increase of $9.2 million in revenues from gas-fueled co-generation steam facilities resulting from higher gas prices and a $2.5 million increase in revenues from the settlement of transmission service agreements with Calpine Corporation.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$62.4	13.5	$129.5	15.3
Purchase power – non-affiliates	20.4	112.8	27.0	118.7
Purchased power – affiliates	(0.7)	(0.9)	15.3	10.2

Total fuel and purchased power expenses	$82.1		$171.8

In the second quarter 2008, total fuel and purchased power expenses were $637.6 million compared to $555.5 million in the same period in 2007. This increase was primarily due to a $99.1 million increase in the cost of energy resulting from an increase in the average cost of fuel, partially offset by a $17.0 million decrease related to fewer KWHs purchased.
For year-to-date 2008, total fuel and purchased power expenses were $1.19 billion compared to $1.02 billion in the same period in 2007. This increase was primarily due to a $170.5 million increase in the cost of energy resulting from an increase in the average cost of fuel, while the KWHs purchased remained relatively flat.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	2.72	2.41	12.9	2.66	2.36	12.7
Purchased power	8.61	6.14	40.2	6.97	5.36	30.0

In the second quarter 2008, fuel expense was $523.3 million compared to $460.9 million for the same period in 2007. The increase was due to a 12.9% increase in the average cost of fuel per KWH generated, primarily due to an increase in fuel commodity prices resulting from demand and increased transportation costs. The average cost of coal per KWH generated increased 20.9% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 29.6% primarily as a result of increases in commodity prices.
For year-to-date 2008, fuel expense was $976.4 million compared to $846.9 million for the same period in 2007. The increase was due to a 12.7% increase in the average cost of fuel per KWH generated. The average cost of coal per KWH generated increased 18.0% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 14.0% primarily as a result of increases in commodity prices.
See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Non-Affiliates
In the second quarter 2008, purchased power from non-affiliates was $38.5 million compared to $18.1 million for the same period in 2007. This increase was primarily related to a 68.4% volume increase in the KWHs purchased from available lower priced market energy alternatives and a 17.6% increase in price.
For year-to-date 2008, purchased power from non-affiliates was $49.7 million compared to $22.7 million for the same period in 2007. This increase was primarily related to a 50.7% volume increase in the KWHs purchased from available lower priced market energy alternatives and a 39.5% increase in price.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
The second quarter 2008 variance in purchased power from affiliates when compared to the same period in 2007 was not material.
For year-to-date 2008, purchased power from affiliates was $164.5 million compared to $149.2 million for the same period in 2007. This increase was primarily related to a 26.4% increase in price, partially offset by an 11.3% decrease in the amount of energy purchased.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$14.3	7.8	$27.4	7.7
Maintenance	11.4	11.8	17.7	8.2

Total other operations and maintenance	$25.7		$45.1

In the second quarter 2008, other operations and maintenance expenses were $306.5 million compared to $280.8 million for the corresponding period in 2007. This increase was primarily a result of an $11.9 million increase in steam power expense associated with compliance with environmental mandates, scheduled outages, and maintenance cost related to increases in contract labor and materials, as well as a $5.3 million increase in nuclear production expense related to routine operations. Also contributing to the increase was a $4.3 million increase in administrative and general expenses primarily related to an increase in affiliated service company expenses, as well as a $2.5 million increase related to uncollectible accounts and customer service expense.
For-year-to-date 2008, other operations and maintenance expenses were $616.1 million compared to $571.0 million for the corresponding period in 2007. This increase was primarily a result of a $23.0 million increase in steam power expense associated with compliance with environmental mandates, scheduled outages, and maintenance cost related to increases in contract labor and materials, as well as a $10.0 million increase in nuclear production expense related to routine operations. Also contributing to the increase was a $7.2 million increase in administrative and general expenses primarily related to increases in affiliated service company expenses and employee group insurance, as well as a $4.2 million increase in customer service expense.
Depreciation and Amortization

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$13.4	11.5	$22.2	9.5

In the second quarter 2008, depreciation and amortization was $130.6 million compared to $117.2 million for the same period in 2007. For year-to-date 2008, depreciation and amortization was $255.3 million compared to $233.1 million for the same period in 2007. These increases were the result of an increase in plant in service due to environmental mandates.
Taxes Other Than Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$4.1	5.7	$7.2	4.9

In the second quarter 2008, taxes other than income taxes were $75.6 million compared to $71.5 million in the same period in 2007. For year-to-date 2008, taxes other than income taxes were $151.4 million compared to

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$144.2 million for the same period in 2007. These increases were primarily due to increases in state and municipal public utility license taxes, which are directly related to increased retail revenues.
Allowance for Equity Funds Used During Construction

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$0.9	10.3	$5.5	37.3

The second quarter 2008 variance in allowance for equity funds used during construction when compared to the same period in 2007 was not material. For year-to-date 2008, allowance for equity funds used during construction was $20.5 million compared to $15.0 million for the same period in 2007. This increase was primarily due to increases in the amount of construction work in progress at generating facilities related to environmental mandates, as well as transmission and distribution projects when compared to the same period in 2007.
Other Income (Expense), Net

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(2.7)	(69.1)	$(7.0)	(102.2)

In the second quarter 2008, other income (expense), net was $(6.7) million compared to $(4.0) million for the same period in 2007. This decrease to other income was primarily due to a $1.4 million decrease in merchandise operating income and a $1.4 million increase in miscellaneous non-regulatory expenses.
For year-to-date 2008, other income (expense), net was $(13.9) million compared to $(6.9) million for the same period in 2007. This decrease to other income was primarily due to a $3.4 million decrease in merchandise operating income and a $2.4 million increase in miscellaneous non-regulatory expenses.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Alabama Power’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Alabama Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Alabama Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Alabama PSC Matters
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of June 30, 2008 totaled $205.3 million as compared to $279.8 million at December 31, 2007. Alabama Power classified all $205.3 million of the under recovered regulatory clause revenues as deferred charges and other assets in the Condensed Balance Sheets as of June 30, 2008. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of the recovery of the under recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At June 30, 2008, Alabama Power had accumulated a balance of $30.7 million in the target reserve for future storms, which is included in the Condensed Balance Sheets herein under “Other Regulatory Liabilities.”
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Alabama income tax law does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Alabama Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $55 million and $100 million.
Other Matters
Alabama Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. Alabama Power’s business activities are subject to extensive governmental

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Alabama Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $543.3 million for the first six months of 2008, compared to $361.2 million for the corresponding period in 2007. The $182.1 million increase in cash provided from operating activities in the first six months of 2008 is primarily due to an increase in net income, as previously discussed, as well as an increase in depreciation and amortization, an increase in accrued tax liability, and a decrease in receivables from under recovered regulatory clauses. Net cash used for investing activities totaled $725.0 million primarily due to gross property additions to utility plant of $714.9 million in the first six months of 2008. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam generation equipment, purchases of nuclear fuel, and environmental mandates. Net cash provided from financing activities totaled $140.7 million for the first six months of 2008, compared to $318.4 million for the corresponding period in 2007. The $177.7 million decrease is primarily due to greater cash outflows relating to redemptions of senior notes and preferred stock and decreased cash inflows from the issuance of long-term debt as compared to the first six months of 2007, partially offset by an increase in notes payable.
Significant balance sheet changes for the first six months of 2008 include an increase of $688.3 million in gross plant primarily due to an increase in environmental-related equipment and an increase of $600.9 million in long-term debt.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, and other purchase commitments. Approximately $160.2 million will be required through June 30, 2009 for maturities of long-term debt.
Sources of Capital
Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Alabama Power has primarily utilized funds from operating cash flows, unsecured debt, common stock, preferred stock, and preference stock. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Alabama Power in Item 7 of the Form 10-K for additional information.
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at June 30, 2008 approximately $32.6 million of cash and cash equivalents, unused committed lines of credit of approximately $1.3 billion (including $582.4 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control bonds), a commercial paper program, and an extendible commercial note program. Of the unused credit facilities, $485.1 million will expire at various times in 2008 and 2009 (of which $404 million allow for one-year term loans). The remaining $800 million of credit facilities expire in 2012. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $2.0 billion of short-term borrowings. At June 30, 2008, Alabama Power had $25.0 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3 or below. These contracts are primarily for coal purchases and purchases of emissions allowances. At June 30, 2008, the maximum potential collateral requirements at a BBB- or Baa3 were approximately $1 million. The maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $23.0 million. Generally, collateral may be provided by cash, letter of credit, or a Southern Company guaranty.
Alabama Power, along with all members of the Power Pool, is party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
management activities. At June 30, 2008, Alabama Power’s exposure related to these agreements was approximately $68 million.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power has also implemented a retail fuel-hedging program at the instruction of the Alabama PSC.
The changes in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$55.9	$(0.4)
Contracts realized or settled	(18.1)	(13.5)
Current period changes(a)	67.1	118.8

Contracts outstanding at the end of the period, assets (liabilities), net	$104.9	$104.9

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Alabama Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts
(in millions)
Regulatory liabilities, net	$104.9
Accumulated other comprehensive income	—
Net income	—

Total fair value gain/(loss)	$104.9

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unrealized pre-tax gains and losses recognized in income for the three months and six months ended June 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

		June 30, 2008
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in millions)
Level 1	$—	$—	$—
Level 2	104.9	76.2	28.7
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$104.9	$76.2	$28.7

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Alabama Power in Item 7 and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In January 2008, Alabama Power issued $300 million of additional Series 2007D 4.85% Senior Notes due December 15, 2012. The proceeds were used to repay short-term indebtedness and for other general corporate purposes. Additionally, Alabama Power redeemed 1,250 shares of its Flexible Money Market Class A Preferred Stock (Series 2003A), Stated Capital $100,000 Per Share ($125 million aggregate value).
In January 2008, Alabama Power also entered into $330 million notional amount of interest rate swaps related to variable rate tax-exempt debt to hedge changes in interest rates for the period February 2008 through February 2010. The weighted average fixed payment rate on these hedges is 2.49% and Alabama Power now has a total of $576 million of such hedges in place, with an overall weighted average fixed payment rate of 2.69%. See Note (F) to the Condensed Financial Statements herein for further details.
In February 2008, Alabama Power issued 3,750,000 shares of common stock to Southern Company at $40 a share ($150 million aggregate purchase price). The proceeds were used for general corporate purposes.
In March 2008, Alabama Power converted its $246.5 million obligations related to auction rate tax-exempt securities from an auction rate mode to fixed rate interest modes. With the completion of this conversion, none of the outstanding securities or obligations of Alabama Power is subject to an auction rate mode.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In May 2008, Alabama Power issued $300 million of Series 2008A 6.125% Senior Notes due May 15, 2038. The proceeds were used to repay short-term indebtedness and for other general corporate purposes.
In May 2008, Alabama Power paid at maturity $250 million in aggregate principal amount of Series X 3.125% Senior Notes.
Subsequent to June 30, 2008, Alabama Power incurred obligations related to the issuance of $120 million of The Industrial Development Board of the City of Mobile Pollution Control Revenue Bonds (Alabama Power Barry Plant Project), Series 2008. The proceeds will be held by the trustee and will be transferred to Alabama Power to fund pollution control and environmental improvement facilities at Plant Barry.
Subsequent to June 30, 2008, Alabama Power issued 1,875,000 shares of common stock to Southern Company at $40 a share ($75 million aggregate purchase price). The proceeds were used for general corporate purposes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,830,753	$1,585,563	$3,405,760	$2,997,892
Wholesale revenues —
Non-affiliates	142,276	135,055	294,968	278,822
Affiliates	72,164	58,826	146,074	100,614
Other revenues	65,969	64,705	129,207	123,991

Total operating revenues	2,111,162	1,844,149	3,976,009	3,501,319

Operating Expenses:
Fuel	683,299	650,830	1,321,222	1,244,724
Purchased power —
Non-affiliates	107,723	67,670	165,754	113,763
Affiliates	247,842	179,655	500,777	364,197
Other operations	266,024	249,538	507,116	480,286
Maintenance	125,757	136,816	253,480	261,258
Depreciation and amortization	159,204	127,262	309,812	253,411
Taxes other than income taxes	79,485	71,610	150,771	143,951

Total operating expenses	1,669,334	1,483,381	3,208,932	2,861,590

Operating Income	441,828	360,768	767,077	639,729
Other Income and (Expense):
Allowance for equity funds used during construction	23,981	14,687	51,738	27,866
Interest income	1,050	632	1,837	1,107
Interest expense, net of amounts capitalized	(83,728)	(87,080)	(170,065)	(172,545)
Other income (expense), net	1,372	301	(1,922)	(3,915)

Total other income and (expense)	(57,325)	(71,460)	(118,412)	(147,487)

Earnings Before Income Taxes	384,503	289,308	648,665	492,242
Income taxes	132,279	100,204	216,080	171,184

Net Income	252,224	189,104	432,585	321,058
Dividends on Preferred and Preference Stock	4,346	689	8,691	1,378

Net Income After Dividends on Preferred and Preference Stock	$247,878	$188,415	$423,894	$319,680

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$247,878	$188,415	$423,894	$319,680
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $6,027, $10,812, $(16), and $9,730, respectively	9,556	17,140	(24)	15,426
Reclassification adjustment for amounts included in net income, net of tax of $489, $31, $695, and $2, respectively	774	50	1,101	4
Marketable securities:
Change in fair value, net of tax of $-, $(6), $-, and $36, respectively	—	(7)	—	58

Total other comprehensive income (loss)	10,330	17,183	1,077	15,488

COMPREHENSIVE INCOME	$258,208	$205,598	$424,971	$335,168

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$432,585	$321,058
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	367,910	302,523
Deferred income taxes and investment tax credits	29,175	12,347
Deferred revenues	60,898	(479)
Deferred expenses — affiliates	21,571	21,933
Allowance for equity funds used during construction	(51,738)	(27,866)
Pension, postretirement, and other employee benefits	6,304	6,035
Hedge settlements	(20,486)	4,836
Other, net	(20,337)	8,336
Changes in certain current assets and liabilities —
Receivables	(193,372)	(46,080)
Fossil fuel stock	(40,214)	(51,433)
Prepaid income taxes	4,303	(46,479)
Other current assets	(14,873)	(9,680)
Accounts payable	102,384	814
Accrued taxes	(12,300)	(60,944)
Accrued compensation	(49,119)	(88,796)
Other current liabilities	54,940	35,025

Net cash provided from operating activities	677,631	381,150

Investing Activities:
Property additions	(992,317)	(753,046)
Distribution of restricted cash from pollution control bonds	13,221	—
Nuclear decommissioning trust fund purchases	(225,477)	(184,246)
Nuclear decommissioning trust fund sales	218,597	177,366
Cost of removal, net of salvage	(15,957)	(18,042)
Change in construction payables, net of joint owner portion	7,200	20,517
Other	(16,754)	(6,059)

Net cash used for investing activities	(1,011,487)	(763,510)

Financing Activities:
Increase (decrease) in notes payable, net	(347,612)	79,495
Proceeds —
Senior notes	500,000	850,000
Pollution control bonds	94,935	—
Capital contributions from parent company	251,262	269,949
Other long-term debt	300,000	—
Redemptions —
Capital leases	(759)	(1,957)
Senior notes	(45,812)	—
Pollution control bonds	(41,935)	—
Other long-term debt	—	(453,608)
Payment of preferred and preference stock dividends	(8,309)	(1,550)
Payment of common stock dividends	(360,600)	(344,950)
Other	(7,671)	(4,664)

Net cash provided from financing activities	333,499	392,715

Net Change in Cash and Cash Equivalents	(357)	10,355
Cash and Cash Equivalents at Beginning of Period	15,392	16,850

Cash and Cash Equivalents at End of Period	$15,035	$27,205

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21,619 and $11,386 capitalized for 2008 and 2007, respectively)	$154,225	$157,693
Income taxes (net of refunds)	$130,091	$158,849
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$15,035	$15,392
Restricted cash	41,198	48,279
Receivables —
Customer accounts receivable	608,671	491,389
Unbilled revenues	215,656	137,046
Under recovered regulatory clause revenues	404,855	384,538
Other accounts and notes receivable	75,819	147,498
Affiliated companies	53,397	21,699
Accumulated provision for uncollectible accounts	(8,269)	(7,636)
Fossil fuel stock, at average cost	433,436	393,222
Materials and supplies, at average cost	349,013	337,652
Vacation pay	68,639	69,394
Assets from risk management activities	127,737	4,262
Prepaid income taxes	46,799	51,101
Other	67,989	50,907

Total current assets	2,499,975	2,144,743

Property, Plant, and Equipment:
In service	23,280,746	22,011,215
Less accumulated provision for depreciation	8,924,909	8,696,668

	14,355,837	13,314,547
Nuclear fuel, at amortized cost	256,546	198,983
Construction work in progress	1,415,177	1,797,642

Total property, plant, and equipment	16,027,560	15,311,172

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	58,188	53,813
Nuclear decommissioning trusts, at fair value	549,815	588,952
Other	42,847	47,914

Total other property and investments	650,850	690,679

Deferred Charges and Other Assets:
Deferred charges related to income taxes	555,156	532,539
Prepaid pension costs	1,055,718	1,026,985
Deferred under recovered regulatory clause revenues	311,479	307,294
Other regulatory assets	628,903	541,014
Other	275,780	268,335

Total deferred charges and other assets	2,827,036	2,676,167

Total Assets	$22,005,421	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$303,353	$198,576
Notes payable	367,979	715,591
Accounts payable —
Affiliated	331,132	236,332
Other	486,433	463,945
Customer deposits	181,155	171,553
Accrued taxes —
Income taxes	104,110	68,782
Other	157,797	219,585
Accrued interest	79,734	74,674
Accrued vacation pay	55,064	56,303
Accrued compensation	70,617	114,974
Other regulatory liabilities	160,171	14,601
Other	88,161	88,624

Total current liabilities	2,385,706	2,423,540

Long-term Debt	6,638,738	5,937,792

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,895,715	2,850,655
Deferred credits related to income taxes	144,338	146,886
Accumulated deferred investment tax credits	262,672	269,125
Employee benefit obligations	704,191	678,826
Asset retirement obligations	667,049	663,503
Other cost of removal obligations	416,457	414,745
Other regulatory liabilities	690,687	577,642
Other	177,113	158,670

Total deferred credits and other liabilities	5,958,222	5,760,052

Total Liabilities	14,982,666	14,121,384

Preferred and Preference Stock	265,957	265,957

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,631,784	3,374,777
Retained earnings	2,739,357	2,676,063
Accumulated other comprehensive loss	(12,816)	(13,893)

Total common stockholder’s equity	6,756,798	6,435,420

Total Liabilities and Stockholder’s Equity	$22,005,421	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Georgia Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Georgia and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Georgia Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, and fuel costs. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Georgia Power for the foreseeable future. In December 2007, the 2007 Retail Rate Plan was approved, which should provide earnings stability over its three-year term. This regulatory action enables the recovery of substantial capital investments to facilitate the continued reliability of the transmission and distribution networks, continued generation and other investments as well as the recovery of increased operating costs. The 2007 Retail Rate Plan also includes a tariff specifically for the recovery of costs related to environmental controls mandated by state and federal regulations. On May 20, 2008, Georgia Power received a final order from the Georgia PSC to increase its fuel cost recovery rate effective June 1, 2008. Georgia Power is required to file its next fuel cost recovery case by March 1, 2009.
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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$59.5	31.6	$104.2	32.6

Georgia Power’s net income after dividends on preferred and preference stock for the second quarter 2008 was $247.9 million compared to $188.4 million for the corresponding period in 2007. Georgia Power’s net income after dividends on preferred and preference stock for year-to-date 2008 was $423.9 million compared to $319.7 million for the corresponding period in 2007. These increases were primarily related to increased contributions from market-response rates to large commercial and industrial customers, higher retail base rates resulting from the retail rate increase effective January 1, 2008, and the effects of the allowance for equity funds used during construction (AFUDC).

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$245.2	15.5	$407.9	13.6

In the second quarter 2008, retail revenues were $1.83 billion compared to $1.59 billion for the corresponding period in 2007. For year-to-date 2008, retail revenues were $3.41 billion compared to $3.00 billion for the corresponding period in 2007.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2008		2008

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,585.6		$2,997.9
Estimated change in —
Rates and pricing	146.2	9.2	227.0	7.6
Sales growth	(5.2)	(0.3)	(5.8)	(0.2)
Weather	(5.8)	(0.3)	2.2	0.1
Fuel and other cost recovery	110.0	6.9	184.5	6.1

Retail – current year	$1,830.8	15.5%	$3,405.8	13.6%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2008 when compared to the corresponding periods in 2007 due to higher market-response rates for sales to large commercial and industrial customers and the application of new rates established in January 2008.
Revenues attributable to changes in sales growth decreased in the second quarter and year-to-date 2008 when compared to the corresponding periods in 2007. These decreases were primarily the result of a slowing economy within the Southeast. Weather-adjusted total retail KWH sales decreased 1.2% and 0.8% for the second quarter and year-to-date 2008, respectively. Weather-adjusted residential KWH sales decreased 0.5% and 1.1%, weather-adjusted commercial KWH sales increased 0.5% and 1.1%, and weather-adjusted industrial sales decreased 4.1% and 2.9% for the second quarter and year-to-date 2008, respectively, when compared to the corresponding periods in 2007.
Revenues attributable to changes in weather decreased in the second quarter and increased year-to-date 2008 when compared to the corresponding periods in 2007. The decrease in second quarter 2008 revenues attributable to weather effects was primarily due to milder weather in April and May 2008 than in the corresponding periods in 2007. This was partially offset by more favorable weather in June 2008 than June 2007. The increase in year-to-date 2008 revenues attributable to weather effects was primarily due to significant weather volatility in January and June 2008 compared to the corresponding periods in 2007.
Fuel cost recovery revenues increased by $110.0 million in the second quarter 2008 and by $184.5 million year-to-date 2008 when compared to the corresponding periods in 2007 as a result of higher fuel and purchased power expenses. Georgia Power’s electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$7.2	5.3	$16.2	5.8

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the second quarter 2008, wholesale revenues from non-affiliates were $142.3 million compared to $135.1 million for the corresponding period in 2007. For year-to-date 2008, wholesale revenues from non-affiliates were $295.0 million compared to $278.8 million for the corresponding period in 2007. These increases were primarily driven by the fuel recovery component within non-affiliate wholesale prices which has increased with the effects of higher fuel and purchased power costs. These increases were partially offset by 3.1% and 2.0% decreases in KWH energy sales in the second quarter and year-to-date 2008, respectively, as well as decreased contributions from the emissions allowance component of market-based wholesale prices.
Wholesale Revenues – Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$13.4	22.7	$45.5	45.2

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2008, wholesale revenues from affiliates were $72.2 million compared to $58.8 million for the corresponding period in 2007. For year-to-date 2008, wholesale revenues from affiliates were $146.1 million compared to $100.6 million for the corresponding period in 2007. These increases were primarily the result of higher Power Pool rates for these sales due to higher fuel and purchased power costs. These increases were partially offset by 30.6% and 3.9% decreases in KWH energy sales in the second quarter and year-to-date 2008, respectively.
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$32.5	5.0	$76.5	6.1
Purchased power – non-affiliates	40.1	59.2	52.0	45.7
Purchased power – affiliates	68.1	38.0	136.6	37.5

Total fuel and purchased power expenses	$140.7		$265.1

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2008, total fuel and purchased power expenses were $1.04 billion compared to $898.2 million for the corresponding period in 2007. The increase in fuel and purchased power expenses was due to a $143.5 million increase in the average cost of fuel and purchased power, partially offset by a $2.8 million decrease in total KWHs generated and purchased.
For year-to-date 2008, total fuel and purchased power expenses were $1.99 billion compared to $1.72 billion for the corresponding period in 2007. The increase in fuel and purchased power expenses was due to a $224.2 million increase in the average cost of fuel and purchased power and a $40.9 million increase in total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s energy cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	3.03	2.67	13.5	2.94	2.65	10.9
Purchased power	8.90	7.38	20.6	8.07	6.99	15.5

In the second quarter 2008, fuel expense was $683.3 million compared to $650.8 million for the corresponding period in 2007. For year-to-date 2008, fuel expense was $1.32 billion compared to $1.24 billion for the corresponding period in 2007. The increases in fuel expense were the result of 13.5% and 10.9% increases in the average cost of fuel per KWH generated in the second quarter and year-to-date 2008, respectively. These increases were primarily due to an increase in fuel commodity prices, resulting from global demand pressures. The average cost of coal per KWH generated increased 17.0% and 14.6% in the second quarter and year-to-date 2008, respectively. The average cost of oil and natural gas per KWH generated increased 23.9% and 17.0% in the second quarter and year-to-date 2008, respectively.
Non-affiliates
In the second quarter 2008, purchased power from non-affiliates was $107.7 million compared to $67.7 million for the corresponding period in 2007. For year-to-date 2008, purchased power from non-affiliates was $165.8 million compared to $113.8 million for the corresponding period in 2007. These increases were primarily the result of 32.7% and 28.8% volume increases in KWHs purchased from available lower priced market energy alternatives in the second quarter and year-to-date 2008, respectively, and increases in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Affiliates
In the second quarter 2008, purchased power from affiliates was $247.8 million compared with $179.7 million for the corresponding period in 2007. For year-to-date 2008, purchased power from affiliates was $500.8 million compared with $364.2 million for the corresponding period in 2007. These increases were primarily the result of higher average cost of KWHs purchased due to the influence of higher fuel costs within the purchase price. Also contributing to the increases in purchased power from affiliates were 0.9% and 7.8% increases in the volume of KWHs purchased from available lower cost resources within the Power Pool in the second quarter and year-to-date 2008, respectively.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$16.5	6.6	$26.8	5.6
Maintenance	(11.1)	(8.1)	(7.8)	(3.0)

Total other operations and maintenance	$5.4		$19.0

In the second quarter 2008, other operations and maintenance expenses were $391.8 million compared to $386.4 million for the corresponding period in 2007. The increase was primarily the result of a $3.6 million increase in the accrual for property damage approved under the 2007 Retail Rate Plan. Also contributing to the increase were customer account expenses of $5.1 million primarily related to records and collections and uncollectible accounts, as well as $1.8 million related to medical expenses. These increases were partially offset by a decrease of $5.9 million in transmission operations expenses.
For year-to-date 2008, other operations and maintenance expenses were $760.6 million compared to $741.6 million for the corresponding period in 2007. The increase was primarily the result of a $7.0 million increase in nuclear expenses and a $7.3 million increase in the accrual for property damage approved under the 2007 Retail Rate Plan. Also contributing to the increase were customer account expenses of $10.9 million primarily related to meter reading, records and collections, and uncollectible accounts, as well as $3.8 million related to medical expenses. These increases were partially offset by a decrease of $11.8 million in transmission operations expenses.
Depreciation and Amortization

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$31.9	25.1	$56.4	22.3

In the second quarter 2008, depreciation and amortization was $159.2 million compared to $127.3 million for the corresponding period in 2007. For year-to-date 2008, depreciation and amortization was $309.8 million compared to $253.4 million for the corresponding period in 2007. These increases were primarily the result of increases in plant in service related to completed transmission, distribution, and environmental projects and changes in depreciation rates effective January 1, 2008 related to the 2007 Retail Rate Plan.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$7.9	11.0	$6.8	4.7

In the second quarter 2008, taxes other than income taxes were $79.5 million compared with $71.6 million for the corresponding period in 2007. For year-to-date 2008, taxes other than income taxes were $150.8 million compared with $144.0 million for the corresponding period in 2007. These increases were primarily the result of higher municipal franchise fees resulting from retail revenue increases during these periods.
Allowance for Equity Funds Used During Construction

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$9.3	63.3	$23.8	85.7

In the second quarter 2008, AFUDC was $24.0 million compared with $14.7 million for the corresponding period in 2007. For year-to-date 2008, AFUDC was $51.7 million compared with $27.9 million for the corresponding period in 2007. These increases were primarily the result of increases in construction work in progress balances related to ongoing environmental and transmission projects as well as three combined cycle generating units at Plant McDonough.
Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$32.1	32.0	$44.9	26.2

In the second quarter 2008, income taxes were $132.3 million compared with $100.2 million for the corresponding period in 2007. For year-to-date 2008, income taxes were $216.1 million compared with $171.2 million for the corresponding period in 2007. These increases were primarily the result of increased pre-tax income. These increases were partially offset by increases in non-taxable items, particularly AFUDC, as well as additional state tax credits and an increase in the federal production activities deduction amount.
Dividends on Preferred and Preference Stock

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$3.6	N/M	$7.3	N/M

N/M – Not Meaningful
In the second quarter 2008, dividends on preferred and preference stock were $4.3 million compared with $0.7 million for the corresponding period in 2007. For year-to-date 2008, dividends on preferred and preference stock were $8.7 million compared with $1.4 million for the corresponding period in 2007. These increases in dividends on preferred and preference stock were primarily the result of the issuance of $225 million of preference stock in the fourth quarter 2007 which has quarterly dividends of approximately $3.7 million.

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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Georgia Power and Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. The action against Georgia Power has been administratively closed since 2001, and the case has not been reopened. In the action involving Alabama Power, on July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Georgia Power’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which, including the State of Georgia’s Multi-Pollutant Rule, remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Georgia Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Georgia Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Georgia PSC Matters
Retail Fuel Cost Recovery
On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. On February 29, 2008, Georgia Power filed a request with the Georgia PSC to change the fuel cost recovery rate effective June 1, 2008. The request was approved on May 20, 2008. Total annual fuel recovery billings increased by approximately $222 million. The order also required Georgia Power to file for a new fuel cost recovery rate no later than March 1, 2009. As of June 30, 2008, Georgia Power had an under recovered fuel balance of approximately $716 million as compared to $692 million at December 31, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nuclear
Nuclear Projects
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Nuclear – Nuclear Projects” of Georgia Power in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
In August 2006, Southern Nuclear, on behalf of Georgia Power, OPC, MEAG Power, and Dalton Utilities (collectively, Owners), filed an application with the NRC for an early site permit approving two additional nuclear units on the site of Plant Vogtle. On March 31, 2008, Southern Nuclear filed an application with the NRC for a combined construction and operating license (COL) for the new units.
On April 8, 2008, Georgia Power, acting for itself and as agent for the Owners, and a consortium consisting of Westinghouse and Stone & Webster (collectively, Consortium) entered into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle (Vogtle 3 and 4 Agreement).
The Vogtle 3 and 4 Agreement is an arrangement whereby the Consortium supplies and constructs the entire facility with the exception of certain items provided by the Owners. Under the terms of the Vogtle 3 and 4 Agreement, the Owners will pay a purchase price that will be subject to certain price escalation and adjustments, adjustments for change orders, and performance bonuses. Each Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Consortium under the Vogtle 3 and 4 Agreement. Georgia Power’s proportionate share, based on its current ownership interest, is 45.7%. Under the terms of a separate joint development agreement, the Owners finalized their ownership percentages on July 2, 2008, except for allowed changes under certain limited circumstances during the Georgia PSC certification process.
Georgia Power submitted its self-build nuclear proposal to the Georgia PSC on May 1, 2008 in connection with its 2016-2017 base load capacity request for proposals (RFP). No other responses to the RFP were received. On August 1, 2008, Georgia Power submitted an application for the Georgia PSC to certify the project. A final certification decision is expected in March 2009.
If certified by the Georgia PSC and licensed by the NRC, Vogtle Units 3 and 4 are scheduled to be placed in service in 2016 and 2017, respectively. The total plant value to be placed in service will also include financing costs for each of the Owners, the impacts of inflation on costs, and transmission and other costs that are the responsibility of the Owners. Georgia Power’s proportionate share of the estimated in-service costs, based on its current ownership interest, is approximately $6.4 billion, subject to adjustments and performance bonuses under the Vogtle 3 and 4 Agreement.
The Owners and the Consortium have agreed to certain liquidated damages upon the Consortium’s failure to comply with the schedule and performance guarantees. The Owners and the Consortium also have agreed to certain bonuses payable to the Consortium for early completion and unit performance. The Consortium’s liability to the Owners for schedule and performance liquidated damages and warranty claims is subject to a cap.
The obligations of Westinghouse and Stone & Webster under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, such Owner will be required to provide a letter of credit or other credit enhancement.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Vogtle 3 and 4 Agreement is subject to certification by the Georgia PSC. In addition, the Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including delays in receipt of the COL or delivery of full notice to proceed, certain Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Owners, Owner insolvency, and certain other events.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Georgia does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Georgia Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $50 million and $90 million.
Other Matters
Georgia Power is involved in various other matters being litigated, regulatory matters, and certain tax-related issues that could affect future earnings. In addition, Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Georgia Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $677.6 million for the first six months of 2008, compared to $381.2 million for the corresponding period in 2007. The $296.4 million increase in cash provided from operating activities in the first six months of 2008 is primarily due to higher retail operating revenues. Net cash used for investing activities totaled $1.01 billion for the first six months of 2008 primarily due to gross property additions to utility plant of $1.05 billion. Net cash provided from financing activities totaled $333.5 million for the first six months of 2008 compared to $392.7 million for the corresponding period in 2007. This was primarily due to the repayment of notes payable and the timing of financings in 2008 compared to 2007.
Significant balance sheet changes for the first six months of 2008 include a $1.27 billion increase in plant in service and the refinancing of notes payable to other forms of financing.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $303 million will be required through June 30, 2009 to fund maturities of long-term debt. In addition, in connection with entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL – “Nuclear – Nuclear Projects” herein, the Georgia Power Board of Directors approved revisions to Georgia Power’s capital budget of $600 million in 2009 and $700 million in 2010, for a revised estimated total construction program of $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulations; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at June 30, 2008 approximately $15.0 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. Of the unused credit arrangements, $225 million expire in 2009 and $1.1 billion expire in 2012.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Of the facilities that expire in 2009, $40 million contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Georgia Power’s commercial paper program and have $743 million dedicated to funding purchase obligations related to variable rate pollution control bonds. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At June 30, 2008, Georgia Power had approximately $268 million of commercial paper and $100 million of short-term bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are primarily for physical electricity purchases and sales and for the construction of new generation. At June 30, 2008, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $27 million. The maximum potential collateral requirements at a rating below BBB- and/or Baa3 were approximately $829 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Georgia Power, along with all members of the Power Pool, is party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Georgia Power and/or Alabama Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2008, Georgia Power’s total exposure related to these types of agreements was approximately $68 million.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program at the instruction of the Georgia PSC.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The change in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$83.6	$(0.4)
Contracts realized or settled	(27.3)	(21.4)
Current period changes(a)	112.2	190.3

Contracts outstanding at the end of the period, assets (liabilities), net	$168.5	$168.5

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Georgia Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts

(in millions)
Regulatory liabilities, net	$168.5
Accumulated other comprehensive income	—
Net income	—

Total fair value gain/(loss)	$168.5

Unrealized pre-tax gains and losses recognized in income for the three months and six months ended June 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

	June 30, 2008
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in millions)
Level 1	$—	$—	$—
Level 2	168.5	120.7	47.8
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$168.5	$120.7	$47.8

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Georgia Power in Item 7 and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In the first quarter 2008, Georgia Power issued $250 million of Series 2008A Floating Rate Senior Notes due March 17, 2010. The proceeds were used to repay a portion of its outstanding short-term indebtedness. In addition, Georgia Power entered into a three-year $300 million long-term floating rate bank loan that bears interest based on one-month LIBOR. Proceeds were used to repay a portion of Georgia Power’s short-term indebtedness and for other corporate purposes, including Georgia Power’s continuous construction activities. Related to the bank note, Georgia Power settled interest rate hedges of $225 million notional amount at a loss of $16 million. These losses were deferred in other comprehensive income and will be amortized to income over the original term of the hedges. Also in the first three months of 2008, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to taxable floating rate obligations. The total notional amount of these derivatives was $600 million. See Note (F) to the Condensed Financial Statements herein for further details.
Also in the first four months of 2008, Georgia Power converted its entire $819 million of obligations related to auction rate tax-exempt securities from auction rate modes to other interest rate modes. Initially, approximately $332 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $487 million were converted to daily floating rate modes. Georgia Power also entered into hedges totaling $301 million to hedge interest rate risk on tax-exempt variable rate demand notes in February. In June 2008, Georgia Power converted approximately $98 million of its daily floating rate securities to fixed interest rate modes. See Note (F) to the Condensed Financial Statements herein for further details.
In June 2008, Georgia Power issued $250 million of Series 2008B 5.40% Senior Notes due June 1, 2018. The proceeds were used to repay outstanding short-term indebtedness, a portion of which was incurred to pay at maturity $45 million aggregate principal amount of its Savannah Electric and Power Company Series C 6.55% Senior Notes, and for general corporate purposes. Georgia Power also terminated derivative contracts related to the issuance of $100 million of the Series 2008B Senior Notes. These contracts were settled at a loss of approximately $5 million, which will be amortized over the life of the Series 2008B Senior Notes.
Also in June 2008, Georgia Power incurred obligations related to the issuance of $53 million of pollution control revenue bonds for Georgia Power’s Plant Hammond Project. The proceeds will be held by the trustee and will be transferred to Georgia Power for reimbursement of project costs.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$284,218	$243,379	$512,182	$462,963
Wholesale revenues —
Non-affiliates	25,052	21,004	50,708	44,404
Affiliates	26,524	20,813	69,464	60,893
Other revenues	14,073	13,198	29,048	26,367

Total operating revenues	349,867	298,394	661,402	594,627

Operating Expenses:
Fuel	165,999	133,049	316,126	279,523
Purchased power — Non-affiliates	6,086	1,955	9,212	3,343
Affiliates	16,685	10,469	25,428	17,510
Other operations	47,023	46,963	94,879	93,013
Maintenance	18,751	19,455	37,326	32,657
Depreciation and amortization	22,206	21,203	43,910	42,300
Taxes other than income taxes	20,803	20,283	41,499	40,489

Total operating expenses	297,553	253,377	568,380	508,835

Operating Income	52,314	45,017	93,022	85,792
Other Income and (Expense):
Allowance for equity funds used during construction	2,040	485	3,523	864
Interest income	709	1,289	1,418	2,897
Interest expense, net of amounts capitalized	(10,679)	(11,377)	(21,675)	(22,530)
Other income (expense), net	(343)	(325)	(1,009)	(875)

Total other income and (expense)	(8,273)	(9,928)	(17,743)	(19,644)

Earnings Before Income Taxes	44,041	35,089	75,279	66,148
Income taxes	15,499	12,989	25,656	24,360

Net Income	28,542	22,100	49,623	41,788
Dividends on Preference Stock	1,550	825	3,101	1,650

Net Income After Dividends on Preference Stock	$26,992	$21,275	$46,522	$40,138

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$26,992	$21,275	$46,522	$40,138
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $404 and $1,978, $(1,077), and $2,537, respectively	643	3,149	(1,715)	4,039
Reclassification adjustment for amounts included in net income, net of tax of $103, $76, $157, and $160, respectively	162	122	249	255

Total other comprehensive income (loss)	805	3,271	(1,466)	4,294

COMPREHENSIVE INCOME	$27,797	$24,546	$45,056	$44,432

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$49,623	$41,788
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	46,439	44,827
Deferred income taxes	9,215	(12,021)
Allowance for equity funds used during construction	(3,523)	(864)
Pension, postretirement, and other employee benefits	554	463
Stock option expense	537	891
Tax benefit of stock options	109	199
Hedge settlements	(5,220)	3,030
Other, net	(61)	(436)
Changes in certain current assets and liabilities — Receivables	(27,073)	(6,015)
Fossil fuel stock	(26,432)	(13,473)
Materials and supplies	6,669	(1,517)
Prepaid income taxes	—	7,078
Property damage cost recovery	12,463	11,440
Other current assets	1,339	1,085
Accounts payable	6,419	(7,460)
Accrued taxes	4,433	6,470
Accrued compensation	(6,952)	(7,990)
Other current liabilities	2,838	6,149

Net cash provided from operating activities	71,377	73,644

Investing Activities:
Property additions	(149,761)	(93,207)
Cost of removal, net of salvage	(4,519)	(6,432)
Construction payables	5,753	(5,993)
Other	(2,883)	(132)

Net cash used for investing activities	(151,410)	(105,764)

Financing Activities:
Decrease in notes payable, net	(40,801)	(96,612)
Proceeds —
Senior Notes	—	85,000
Common stock issued to parent	—	80,000
Gross excess tax benefit of stock options	212	468
Capital contributions from parent company	73,060	—
Other long-term debt	110,000	—
Redemptions — Senior notes	(651)	—
Payment of preference stock dividends	(2,956)	(1,650)
Payment of common stock dividends	(40,850)	(37,050)
Other	(2,141)	(996)

Net cash provided from financing activities	95,873	29,160

Net Change in Cash and Cash Equivalents	15,840	(2,960)
Cash and Cash Equivalents at Beginning of Period	5,348	7,526

Cash and Cash Equivalents at End of Period	$21,188	$4,566

Supplemental Cash Flow Information:
Cash paid during the period for — Interest (net of $1,404 and $381 capitalized for 2008 and 2007, respectively)	$19,831	$16,991
Income taxes (net of refunds)	$17,744	$27,824
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,188	$5,348
Receivables —
Customer accounts receivable	68,968	63,227
Unbilled revenues	55,314	39,000
Under recovered regulatory clause revenues	71,077	58,435
Other accounts and notes receivable	6,220	7,162
Affiliated companies	7,240	19,377
Accumulated provision for uncollectible accounts	(1,277)	(1,711)
Fossil fuel stock, at average cost	98,901	71,012
Materials and supplies, at average cost	39,094	45,763
Property damage cost recovery	4,372	18,585
Other regulatory assets	8,896	10,220
Other	32,126	14,878

Total current assets	412,119	351,296

Property, Plant, and Equipment:
In service	2,745,010	2,678,952
Less accumulated provision for depreciation	951,726	931,968

	1,793,284	1,746,984
Construction work in progress	215,845	150,870

Total property, plant, and equipment	2,009,129	1,897,854

Other Property and Investments	4,598	4,563

Deferred Charges and Other Assets:
Deferred charges related to income taxes	21,067	17,847
Prepaid pension costs	108,757	107,151
Other regulatory assets	105,570	97,492
Other	43,257	22,784

Total deferred charges and other assets	278,651	245,274

Total Assets	$2,704,497	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2008	2007
	(in thousands)
Current Liabilities:
Notes payable	$3,824	$44,625
Accounts payable —
Affiliated	57,387	39,375
Other	60,894	56,823
Customer deposits	26,609	24,885
Accrued taxes —
Income taxes	35,171	30,026
Other	16,800	10,577
Accrued interest	7,448	7,698
Accrued compensation	8,144	15,096
Other regulatory liabilities	32,887	6,027
Other	20,931	32,023

Total current liabilities	270,095	267,155

Long-term Debt	849,634	740,050

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	244,188	240,101
Accumulated deferred investment tax credits	12,121	12,988
Employee benefit obligations	76,025	74,021
Other cost of removal obligations	175,920	172,876
Other regulatory liabilities	89,852	82,741
Other	80,525	79,802

Total deferred credits and other liabilities	678,631	662,529

Total Liabilities	1,798,360	1,669,734

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 20,000,000 shares
Outstanding - 1,792,717 shares	118,060	118,060
Paid-in capital	508,899	435,008
Retained earnings	186,445	181,986
Accumulated other comprehensive loss	(5,265)	(3,799)

Total common stockholder’s equity	808,139	731,255

Total Liabilities and Stockholder’s Equity	$2,704,497	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Gulf Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located in northwest Florida and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Gulf Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel costs, and storm restoration costs. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Gulf Power for the foreseeable future.
Gulf Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preference stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Gulf Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.7	26.9	$6.4	15.9

Gulf Power’s net income after dividends on preference stock for the second quarter 2008 was $27.0 million compared to $21.3 million for the corresponding period in 2007. The increase was primarily due to more favorable weather, higher wholesale capacity revenues from non-affiliates, and increased allowance for equity funds used during construction (AFUDC), partially offset by increased income taxes.
Gulf Power’s net income after dividends on preference stock for year-to-date 2008 was $46.5 million compared to $40.1 million for the corresponding period in 2007. The increase was primarily due to more favorable weather, higher wholesale capacity revenues from non-affiliates, and increased AFUDC. The increase was partially offset by higher operations and maintenance expenses due to scheduled maintenance at generation facilities.
Retail Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$40.8	16.8	$49.2	10.6

In the second quarter 2008, retail revenues were $284.2 million compared to $243.4 million for the corresponding period in 2007. For year-to-date 2008, retail revenues were $512.2 million compared to $463.0 million for the corresponding period in 2007.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2008		2008

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$243.4		$463.0
Estimated change in — Rates and pricing	1.4	0.6	2.8	0.6
Sales growth	(1.9)	(0.8)	0.4	0.1
Weather	3.3	1.4	4.4	0.9
Fuel and other cost recovery	38.0	15.6	41.6	9.0

Retail – current year	$284.2	16.8%	$512.2	10.6%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2008 when compared to the same periods in 2007 primarily due to cost recovery provisions for energy conservation costs and environmental compliance costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth decreased in the second quarter 2008 when compared to the same period in 2007. Weather-adjusted KWH energy sales to residential customers and commercial customers decreased 6.4% and 1.0%, respectively. The decrease in weather-adjusted KWH energy sales to residential customers was primarily due to lower home occupancy rates. Weather-adjusted KWH energy sales to industrial customers increased 18.5%. The increase in weather-adjusted KWH energy sales to industrial customers was primarily a result of decreased customer co-generation due to the higher cost of natural gas. Revenues attributable to changes in sales growth increased year-to-date 2008 when compared to the same period in 2007. Weather-adjusted KWH energy sales to residential customers decreased 3.9%, primarily due to lower home occupancy rates. Weather-adjusted KWH energy sales to commercial and industrial customers increased 0.7% and 12.0%, respectively. The increase in weather-adjusted KWH energy sales to industrial customers was primarily a result of decreased customer co-generation due to the higher cost of natural gas.
Revenues attributable to changes in weather increased in the second quarter and year-to-date 2008 when compared to the corresponding periods in 2007. These increases were due to more favorable weather.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2008 when compared to the corresponding periods in 2007 primarily due to higher fuel and purchased power expenses. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up amount from prior periods, and approved rates are implemented each January. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$4.0	19.3	$6.3	14.2

Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the second quarter 2008, wholesale revenues from non-affiliates were $25.0 million compared to $21.0 million for the corresponding period in 2007. For year-to-date 2008, wholesale revenues from non-affiliates were $50.7 million compared to $44.4 million for the corresponding period in 2007. These increases were primarily a result of higher energy revenues caused by increased fuel costs and higher capacity revenues associated with new and existing territorial wholesale contracts.
Wholesale Revenues – Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.7	27.4	$8.6	14.1

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the second quarter 2008, wholesale revenues from affiliates were $26.5 million compared to $20.8 million for the corresponding period in 2007. For year-to-date, wholesale revenues from affiliates were $69.5 million compared to $60.9 million for the corresponding period in 2007. These increases were primarily a result of higher Power Pool interchange energy rates produced by rising fuel costs, partially offset by decreased KWH sales.
Other Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$0.9	6.6	$2.7	10.2

In the second quarter 2008, other revenues were $14.1 million compared to $13.2 million for the same period in 2007. For year-to-date 2008, other revenues were $29.0 million compared to $26.3 million for the same period in 2007. These increases were primarily related to the settlement of a transmission service agreement with Calpine Corporation and increases in other transmission services.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$33.0	24.8	$36.6	13.1
Purchased power – non-affiliates	4.1	211.3	5.9	175.6
Purchased power – affiliates	6.2	59.4	7.9	45.2

Total fuel and purchased power expenses	$43.3		$50.4

In the second quarter 2008, total fuel and purchased power expenses were $188.8 million compared to $145.5 million for the corresponding period in 2007. The net increase in fuel and purchased power expenses was due to a $42.5 million increase in the average cost of fuel and purchased power as well as a $4.0 million increase in KWHs purchased, partially offset by a $3.2 million decrease in KWHs generated.
For year-to-date 2008, total fuel and purchased power expenses were $350.7 million compared to $300.3 million for the corresponding period in 2007. The net increase in fuel and purchased power expenses was due to a $60.4 million increase in the average cost of fuel and purchased power as well as a $2.2 million increase in KWHs purchased, partially offset by a $12.2 million decrease in KWHs generated.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	4.26	3.33	27.9	4.03	3.41	18.2
Purchased power	10.73	7.71	39.2	8.90	5.92	50.3

In the second quarter 2008, fuel expense was $166.0 million compared to $133.0 million in the same period in 2007. The increase was due to a $36.2 million increase in the average cost of fuel, partially offset by a $3.2 million decrease related to total KWHs generated. The average cost of coal per KWH generated increased 20.4% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 32.3% primarily as a result of increases in commodity prices.
For year-to-date 2008, fuel expense was $316.1 million compared to $279.5 million in the same period in 2007. The increase was due to a $48.8 million increase in the average cost of fuel, partially offset by a $12.2 million decrease related to total KWHs generated. The average cost of coal per KWH generated increased 17.4% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 17.6% primarily as a result of increases in commodity prices.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the second quarter 2008, purchased power from non-affiliates was $6.1 million compared to $2.0 million for the same period in 2007. The increase was due to a $3.2 million increase resulting from the higher average cost per KWH and a $0.9 million increase in total KWHs purchased.
For year-to-date 2008, purchased power from non-affiliates was $9.2 million compared to $3.3 million for the same period in 2007. The increase was due to a $5.7 million increase resulting from the higher average cost per KWH and a $0.2 million increase in total KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2008, purchased power from affiliates was $16.7 million compared to $10.5 million for the corresponding period in 2007. The increase was due to a $3.7 million increase resulting from the higher average cost per KWH and a $2.5 million increase in total KWHs purchased.
For year-to-date 2008, purchased power from affiliates was $25.4 million compared to $17.5 million for the corresponding period in 2007. The increase was due to a $5.5 million increase resulting from the higher average cost per KWH and a $2.4 million increase in total KWHs purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$0.1	0.1	$1.8	2.0
Maintenance	(0.7)	(3.6)	4.7	14.3

Total other operations and maintenance	$(0.6)		$6.5

The second quarter 2008 decrease in other operations and maintenance expenses when compared to the same period in 2007 was not material. For year-to-date 2008, other operations and maintenance expenses were $132.2 million compared to $125.7 million for the same period in 2007. The increase was primarily due to a $3.5 million increase in scheduled maintenance at generation facilities and a $1.4 million increase in distribution contract labor costs.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for Equity Funds Used During Construction

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$1.5	320.6	$2.6	307.8

In the second quarter 2008, AFUDC was $2.0 million compared to $0.5 million for the corresponding period in 2007. For year-to-date 2008, AFUDC was $3.5 million compared to $0.9 million for the corresponding period in 2007. These increases were primarily due to the construction of environmental control projects.
Interest Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(0.6)	(45.0)	$(1.5)	(51.1)

In the second quarter 2008, interest income was $0.7 million compared to $1.3 million for the same period in 2007. For year-to-date 2008, interest income was $1.4 million compared to $2.9 million for the same period in 2007. These decreases were primarily a result of lower variable interest rates charged against the under recovered fuel balance and a decrease in the property damage reserve balance. The Florida PSC has authorized the calculation of interest on under recovered regulatory clause revenues at 30-day commercial paper rates.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(0.7)	(6.1)	$(0.8)	(3.8)

In the second quarter 2008, interest expense was $10.7 million compared to $11.4 million for the same period in 2007. For year-to-date 2008, interest expense was $21.7 million compared to $22.5 million for the same period in 2007. These decreases were primarily due to capitalization of the allowance for debt funds used during construction related to the construction of environmental control projects.
Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$2.5	19.3	$1.3	5.3

In the second quarter 2008, income taxes were $15.5 million compared to $13.0 million for the same period in 2007. The increase was primarily a result of higher earnings before income taxes, partially offset by the tax benefit associated with an increase in AFUDC.
For year-to-date 2008, income taxes were $25.7 million compared to $24.4 million for the same period in 2007. The increase was primarily a result of higher earnings before income taxes. This increase was partially offset by an increase in the federal production activities deduction and the tax benefit associated with an increase in AFUDC.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends on Preference Stock

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$0.7	87.9	$1.4	87.9

In the second quarter 2008, dividends on preference stock were $1.5 million compared to $0.8 million for the same period in 2007. For year-to-date 2008, dividends on preference stock were $3.1 million compared to $1.7 million for the same period in 2007. These increases resulted from the issuance of $45 million of 6.45% Preference Stock in September 2007.
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
Environmental Matters
Compliance costs related to the Clean Air Act and other environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters” in Item 8 of the Form 10-K for additional information.
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding notices of violation issued by the EPA relating to Gulf Power’s Plant Crist and a unit partially owned by Gulf Power at Plant Scherer and civil actions brought by the EPA against Alabama Power and Georgia Power alleging that these companies had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. In the action involving Alabama Power, on July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Gulf Power’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Gulf Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On June 25, 2008, Florida’s Governor signed comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation also authorizes the Florida PSC to adopt a renewable portfolio standard for public utilities, subject to legislative ratification. The impact of this legislation on Gulf Power will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and Florida PSC Matters
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel revenue over or under recovery exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed a petition on June 20, 2008 with the Florida PSC requesting an adjustment to the fuel cost recovery factor. On July 29, 2008, the Florida PSC approved Gulf Power’s request for an increase of approximately 28.3% in the fuel factor for retail customers. This change represents an increase of 11.3% for a residential customer billing of 1,000 KWH per month. The increase will result in the recovery of $38.2 million of the projected under recovered balance during the period September through December 2008. The remaining portion of the projected under recovered balance is expected to be recovered in 2009. The fuel cost recovery factor will be reviewed again by the Florida PSC in November 2008 as a normal part of its ongoing oversight over fuel cost recovery matters with the resulting adjustment to rates to take effect in January 2009.
Under recovered fuel costs at June 30, 2008 totaled $77.7 million, compared to $56.6 million at December 31, 2007. Approximately $68.6 million of the $77.7 million is included in under recovered regulatory clause revenues and approximately $9.1 million is included in deferred charges and other assets on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Florida does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Gulf Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $7 million and $12 million.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Gulf Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Gulf Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Gulf Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $71.4 million for the first six months of 2008, compared to $73.6 million for the corresponding period in 2007. The $2.2 million decrease in cash provided from operating activities was primarily due to a $21.1 million increase in cash outflow for receivables, partially offset by an increase in cash inflow of $13.9 million from accounts payable and $8.2 million from materials and supplies in the first six months of 2008. Net cash used for investing activities totaled $151.4 million primarily due to gross property additions to utility plant of $149.8 million in the first six months of 2008. These additions were primarily related to installation of equipment to comply with environmental requirements. Net cash provided from financing activities totaled $95.9 million for the first six months of 2008, compared to $29.2 million for the corresponding period in 2007. The $66.7 million increase in cash provided from financing activities was primarily due to the issuance of $110 million in

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
long-term debt, $73.1 million in capital contributions received from Southern Company, and a $55.8 million decrease in cash flows related to notes payable, partially offset by the issuance of $85.0 million in senior notes in 2007 and an $80.0 million common stock issuance to Southern Company in 2007.
Significant balance sheet changes for the first six months of 2008 include a net increase of $111.3 million in property, plant, and equipment, primarily related to environmental control projects, a $25.6 million change in energy-related derivative contracts, and a $21.1 million increase in under recovered regulatory clause revenues related to fuel.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. Prior to maturity, Gulf Power repaid $0.7 million of senior notes in the first six months of 2008. At June 30, 2008 Gulf Power had no scheduled maturities of long-term debt through June 30, 2009.
Sources of Capital
Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those utilized in the past. Recently, Gulf Power has utilized funds from operating cash flows, short-term debt, external security offerings, a long term bank note, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Gulf Power in Item 7 of the Form 10-K for additional information.
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at June 30, 2008 approximately $21.2 million of cash and cash equivalents and $130 million of unused committed lines of credit with banks. Of these credit agreements, $110 million expire in 2008, $20 million expire in 2009, and $105 million contain provisions allowing one-year term loans executable at expiration. During the second quarter 2008, Gulf Power increased an existing committed line of credit with a local bank by $5 million. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Gulf Power’s commercial paper program and have $70 million dedicated to funding purchase obligations related to variable rate pollution control bonds. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At June 30, 2008, Gulf Power had no commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- or Baa3, or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2008, the maximum potential collateral requirements at a BBB- or Baa3 rating were approximately $42 million. At June 30, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $105 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit, or cash.
Gulf Power, along with all members of the Power Pool, is party to certain energy-related derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2008, Gulf Power’s total exposure to these types of agreements was approximately $68 million.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
The changes in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$14.0	$(0.2)
Contracts realized or settled	(4.3)	(3.1)
Current period changes(a)	15.7	28.7

Contracts outstanding at the end of the period, assets (liabilities), net	$25.4	$25.4

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Gulf Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts

(in millions)
Regulatory liabilities, net	$25.4
Accumulated other comprehensive income	—
Net income	—

Total fair value gain/(loss)	$25.4

Unrealized pre-tax gains and losses recognized in income for the three months and six months ended June 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

	June 30, 2008
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in millions)
Level 1	$—	$—	$—
Level 2	25.4	16.9	8.5
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$25.4	$16.9	$8.5

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Gulf Power in Item 7 and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In April 2008, Gulf Power entered into a $110 million term loan agreement that bears interest based on one-month LIBOR and borrowed $80 million under such agreement. In June 2008, Gulf Power borrowed the remaining $30 million under the term loan agreement. Proceeds were used to repay a portion of Gulf Power’s short-term indebtedness and for other general corporate purposes, including Gulf Power’s continuous construction activities. In connection with the term loan agreement, Gulf Power terminated $80 million of

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
derivative transactions at a loss of $5.2 million. The loss was deferred in accumulated other comprehensive income and will be amortized over the original life of the hedge, which is a 10-year period.
Also in 2008, Gulf Power converted its entire $141 million of obligations related to auction rate tax-exempt securities from auction rate modes to other interest rate modes. Approximately $75 million of the auction rate tax-exempt securities were converted to fixed interest rate modes and approximately $66 million were converted to daily floating rate modes.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$187,121	$182,145	$355,510	$338,269
Wholesale revenues —
Non-affiliates	83,595	76,702	168,401	153,996
Affiliates	22,546	9,657	50,925	28,572
Other revenues	4,670	4,712	8,512	9,205

Total operating revenues	297,932	273,216	583,348	530,042

Operating Expenses:
Fuel	138,857	122,158	268,973	243,917
Purchased power —
Non-affiliates	5,426	1,259	7,681	2,213
Affiliates	17,484	17,040	43,482	29,464
Other operations	45,618	43,109	92,303	86,956
Maintenance	17,750	17,331	35,838	31,278
Depreciation and amortization	17,101	15,153	35,098	29,381
Taxes other than income taxes	16,286	15,495	31,851	28,338

Total operating expenses	258,522	231,545	515,226	451,547

Operating Income	39,410	41,671	68,122	78,495
Other Income and (Expense):
Interest income	184	424	593	999
Interest expense, net of amounts capitalized	(4,393)	(4,365)	(8,833)	(9,437)
Other income (expense), net	2,901	5,105	4,519	4,977

Total other income and (expense)	(1,308)	1,164	(3,721)	(3,461)

Earnings Before Income Taxes	38,102	42,835	64,401	75,034
Income taxes	13,664	16,122	23,358	28,252

Net Income	24,438	26,713	41,043	46,782
Dividends on Preferred Stock	433	433	866	866

Net Income After Dividends on Preferred Stock	$24,005	$26,280	$40,177	$45,916

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$24,005	$26,280	$40,177	$45,916
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(144), $408, $(1,454), and $46, respectively	(233)	657	(2,347)	73

COMPREHENSIVE INCOME	$23,772	$26,937	$37,830	$45,989

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$41,043	$46,782
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	37,231	34,116
Deferred income taxes and investment tax credits, net	(8,732)	(12,089)
Plant Daniel capacity	—	(2,829)
Pension, postretirement, and other employee benefits	3,765	3,928
Stock option expense	555	830
Tax benefit of stock options	95	238
Hurricane Katrina grant proceeds-property reserve	—	60,000
Other, net	(10,640)	(15,859)
Changes in certain current assets and liabilities —
Receivables	(22,108)	16,671
Fossil fuel stock	(30,521)	(23,319)
Materials and supplies	(13,569)	(880)
Prepaid income taxes	1,607	19,666
Other current assets	272	(764)
Hurricane Katrina grant proceeds	—	14,345
Hurricane Katrina accounts payable	—	5,440
Other accounts payable	14,947	(9,313)
Accrued taxes	(20,369)	(2,669)
Accrued compensation	(12,379)	(13,420)
Other current liabilities	19,802	(77)

Net cash provided from operating activities	999	120,797

Investing Activities:
Property additions	(57,404)	(56,089)
Cost of removal, net of salvage	(424)	7,113
Construction payables	(7,275)	(408)
Hurricane Katrina capital grant proceeds	7,314	10,869
Other	(998)	527

Net cash used for investing activities	(58,787)	(37,988)

Financing Activities:
Increase (decrease) in notes payable, net	10,669	(774)
Proceeds —
Capital contributions	2,714	(3)
Gross excess tax benefit of stock options	253	478
Other long-term debt	80,000	—
Redemptions — Long-term debt	—	(36,082)
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	(34,200)	(33,650)
Other	(1,470)	—

Net cash provided from (used for) financing activities	57,100	(70,897)

Net Change in Cash and Cash Equivalents	(688)	11,912
Cash and Cash Equivalents at Beginning of Period	4,827	4,214

Cash and Cash Equivalents at End of Period	$4,139	$16,126

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $58 and $0 capitalized for 2008 and 2007, respectively)	$7,844	$9,046
Income taxes (net of refunds)	$32,628	$(270)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$4,139	$4,827
Receivables —
Customer accounts receivable	51,031	43,946
Unbilled revenues	28,243	23,163
Under recovered regulatory clause revenues	27,860	40,545
Other accounts and notes receivable	11,364	5,895
Affiliated companies	33,971	11,838
Accumulated provision for uncollectible accounts	(775)	(924)
Fossil fuel stock, at average cost	77,987	47,466
Materials and supplies, at average cost	38,597	27,440
Assets from risk management activities	40,853	3,756
Other regulatory assets	28,435	32,234
Other	21,208	14,666

Total current assets	362,913	254,852

Property, Plant, and Equipment:
In service	2,163,644	2,130,835
Less accumulated provision for depreciation	903,892	880,148

	1,259,752	1,250,687
Construction work in progress	58,433	50,015

Total property, plant, and equipment	1,318,185	1,300,702

Other Property and Investments	8,847	9,556

Deferred Charges and Other Assets:
Deferred charges related to income taxes	8,574	8,867
Prepaid pension costs	65,773	66,099
Other regulatory assets	70,702	62,746
Other	32,809	24,843

Total deferred charges and other assets	177,858	162,555

Total Assets	$1,867,803	$1,727,665

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder's Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$41,183	$1,138
Notes payable	20,612	9,944
Accounts payable —
Affiliated	48,984	40,394
Other	59,842	60,758
Customer deposits	10,077	9,640
Accrued taxes —
Income taxes	—	—
Other	28,490	48,853
Accrued interest	3,059	2,713
Accrued compensation	9,587	21,965
Other regulatory liabilities	54,871	11,082
Other	32,493	23,882

Total current liabilities	309,198	230,369

Long-term Debt	321,373	281,963

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	205,627	206,818
Deferred credits related to income taxes	13,849	15,156
Accumulated deferred investment tax credits	14,680	15,254
Employee benefit obligations	90,226	88,300
Other cost of removal obligations	95,902	90,485
Other regulatory liabilities	127,436	119,458
Other	35,661	33,252

Total deferred credits and other liabilities	583,381	568,723

Total Liabilities	1,213,952	1,081,055

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	317,935	314,324
Retained earnings	267,219	261,242
Accumulated other comprehensive income (loss)	(1,774)	573

Total common stockholder’s equity	621,071	613,830

Total Liabilities and Stockholder’s Equity	$1,867,803	$1,727,665

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Mississippi Power operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the State of Mississippi and to wholesale customers in the Southeast. Many factors affect the opportunities, challenges, and risks of Mississippi Power’s business of selling electricity. These factors include the ability to maintain a stable regulatory environment, to achieve energy sales growth, and to effectively manage and secure timely recovery of rising costs. These costs include those related to growing demand, increasingly stringent environmental standards, fuel costs, and major storm restoration. Appropriately balancing the need to recover these increasing costs with customer prices will continue to challenge Mississippi Power for the foreseeable future.
Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power’s long-term financial success is dependent upon how well it satisfies its customers’ needs, Mississippi Power’s retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power’s allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Mississippi Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(2.3)	(8.7)	$(5.7)	(12.5)

Mississippi Power’s net income after dividends on preferred stock for the second quarter 2008 was $24.0 million compared to $26.3 million for the corresponding period in 2007. The $2.3 million decrease was primarily a result of a $2.2 million increase in non-fuel related expenses, a $2.5 million increase in depreciation and amortization primarily due to the amortization of regulatory items, a $1.4 million decrease in retail revenues for System Restoration Rider (SRR), and a $2.2 million decrease in other income (expense), net, partially offset by a $4.0 million increase in territorial base revenues primarily due to a retail base rate increase effective January 2008. For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2008 was $40.2 million compared to $45.9 million for the corresponding period in 2007. The $5.7 million decrease was primarily a result of an $8.0 million increase in non-fuel related expenses, a $5.1 million increase in depreciation and amortization primarily due to the amortization of regulatory items, a $2.5 million decrease in retail revenues for SRR, and a $0.5 million decrease in other income (expense), net, partially offset by a $7.4 million increase in territorial base revenues primarily due to a retail base rate increase effective January 2008.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.0	2.7	$17.2	5.1

In the second quarter 2008, retail revenues were $187.1 million compared to $182.1 million for the same period in 2007. For year-to-date 2008, retail revenues were $355.5 million compared to $338.3 million for the same period in 2007.
Details of the change to retail revenues are as follows:

	Second Quarter		Year-to-Date
	2008		2008

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$182.1		$338.3
Estimated change in —
Rates and pricing	2.9	1.6	7.2	2.1
Sales growth	(1.9)	(1.0)	(0.5)	(0.2)
Weather	2.2	1.1	1.4	0.5
Fuel and other cost recovery	1.8	1.0	9.1	2.7

Retail – current year	$187.1	2.7%	$355.5	5.1%

Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2008 when compared to the same periods in 2007, primarily due to a base rate increase effective January 2008 of $4.1 million for the second quarter and $7.5 million year-to-date 2008 and an increase in the ECO Plan rate effective April 2007 of $0.3 million for the second quarter and $2.2 million year-to-date 2008. These revenues were partially offset by retail revenue reductions related to SRR revenues of approximately $1.5 million for the second quarter and $2.5 million year-to-date 2008.
Revenues attributable to changes in sales growth decreased in the second quarter 2008 when compared to the same period in 2007 due to 1.9% and 5.9% decreases in weather-adjusted KWH sales to residential and industrial customers, respectively, which was partially offset by a 1.0% increase in weather-adjusted KWH sales to commercial customers. The decrease in industrial sales is primarily due to lower production levels and maintenance outages experienced by some industrial customers. Revenues attributable to changes in sales growth decreased slightly year-to-date 2008 when compared to the same period in 2007 due to a 2.8% decrease in weather-adjusted KWH sales to industrial customers which was partially offset by 1.4% and 1.9% increases in weather-adjusted KWH sales to residential and commercial customers, respectively. The decrease in industrial sales is primarily due to lower production levels and maintenance outages experienced by some industrial customers.
Revenues resulting from changes in weather increased for the second quarter 2008 when compared to the same period in 2007, primarily due to the warmer weather experienced in May and June 2008 as compared to the same months in 2007. Revenues resulting from changes in weather increased year-to-date 2008 when compared to the same period in 2007 primarily due to the warmer weather experienced in May and June 2008 as compared to the same months in 2007 which was partially offset by the colder weather experienced in the first three months of 2007 as compared to the same period in 2008.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2008 when compared to the same periods in 2007, primarily as a result of the increase in fuel and purchased power expenses. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$6.9	9.0	$14.4	9.4

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the second quarter 2008, wholesale revenues to non-affiliates were $83.6 million compared to $76.7 million for the same period in 2007. The increase was due to increased revenues from customers outside Mississippi Power’s service territory of $5.5 million and increased revenues from customers inside Mississippi Power’s service territory of $1.4 million. The $5.5 million increase in revenues from customers outside Mississippi Power’s service territory was primarily due to a $7.4 million increase associated with higher prices, partially offset by a $1.5 million decrease associated with decreased sales and a $0.4 million decrease in capacity revenues. Increased prices were due to the higher marginal cost of fuel which resulted in fewer opportunity sales to customers outside of Mississippi Power’s service territory. The $1.4 million increase in revenues from customers inside Mississippi Power’s service territory is due to a $1.7 million increase in fuel costs, partially offset by lower demand by customers of approximately $0.3 million.
For year-to-date 2008, wholesale revenues to non-affiliates were $168.4 million compared to $154.0 million for the same period in 2007. The increase was due to increased revenues from customers outside Mississippi Power’s service territory of $10.2 million and increased revenues from customers inside Mississippi Power’s service territory of $4.2 million. The $10.2 million increase in revenues from customers outside Mississippi Power’s service territory was primarily due to an $11.7 million increase associated with higher prices, partially offset by a $1.2 million decrease associated with decreased sales and a $0.3 million decrease in capacity revenues. Increased prices were due to the higher marginal cost of fuel which resulted in fewer opportunity sales to customers outside of Mississippi Power’s service territory. The $4.2 million increase in revenues from customers inside Mississippi Power’s service territory is due to a $5.1 million increase in fuel costs, partially offset by lower demand by customers of approximately $0.9 million.
Wholesale Revenues – Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$12.9	133.5	$22.4	78.2

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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the second quarter 2008, wholesale revenues from affiliates were $22.5 million compared to $9.7 million for the same period in 2007. The increase was primarily due to a $12.4 million increase in energy revenues, of which $8.5 million was associated with higher fuel prices and $3.9 million was associated with increased sales. Capacity revenues increased $0.5 million.
For year-to-date 2008, wholesale revenues from affiliates were $50.9 million compared to $28.6 million for the same period in 2007. The increase was primarily due to a $21.8 million increase in energy revenues, of which $18.1 million was associated with higher fuel prices and $3.7 million was associated with increased sales. Capacity revenues increased $0.6 million.
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$16.7	13.7	$25.1	10.3
Purchased power – non-affiliates	4.2	331.0	5.5	247.1
Purchased power – affiliates	0.4	2.6	14.0	47.6

Total fuel and purchased power expenses	$21.3		$44.6

In the second quarter 2008, total fuel and purchased power expenses were $161.8 million compared to $140.5 million for the same period in 2007. The increase in fuel and purchased power expenses was primarily due to a $20.0 million increase in the cost of fuel and purchased power and a $1.3 million increase related to total KWHs generated and purchased.
For year-to-date 2008, total fuel and purchased power expenses were $320.1 million compared to $275.5 million for the same period in 2007. The increase in fuel and purchased power expenses was primarily due to a $41.4 million increase in the cost of fuel and purchased power and a $3.2 million increase related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since these costs are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clauses.
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Second Quarter	Second Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change

	(cents per net KWH)			(cents per net KWH)
Fuel	4.03	3.71	8.6	3.97	3.63	9.4
Purchased power	6.77	4.14	63.5	5.94	3.77	57.6

In the second quarter 2008, fuel expense was $138.9 million compared to $122.2 million for the same period for 2007. The increase was due to an $11.1 million increase in the prices of coal, gas, transportation, and emission allowances and a $5.6 million increase in generation from Mississippi Power-owned facilities.
For year-to-date 2008, fuel expense was $269.0 million compared to $243.9 million for the same period for 2007. The increase was due to a $22.7 million increase in the prices of coal, gas, transportation, and emission allowances and a $2.3 million increase in generation from Mississippi Power-owned facilities.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the second quarter 2008, purchased power expense from non-affiliates was $5.4 million compared to $1.3 million for the same period in 2007. The increase was primarily the result of a 199.6% increase in the average cost of purchased power per KWH and a 43.8% increase in KWH volume purchased. The increase in prices was due to a higher marginal cost of fuel, while the increase in volume was a result of lower cost opportunity purchases.
For year-to-date 2008, purchased power expense from non-affiliates was $7.7 million compared to $2.2 million for the same period in 2007. The increase was primarily the result of a 180.9% increase in the average cost of purchased power per KWH and a 23.5% increase in KWH volume purchased. The increase in prices was due to a higher marginal cost of fuel, while the increase in volume was a result of lower cost opportunity purchases.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the second quarter 2008, purchased power from affiliates was $17.5 million compared to $17.0 million for the same period in 2007. The increase was primarily due to a 58.8% increase in the average cost of purchased power per KWH, partially offset by a 35.4% decrease in KWH volume purchased.
For year-to-date 2008, purchased power from affiliates was $43.5 million compared to $29.5 million for the same period in 2007. The increase was primarily due to a 51.2% increase in the average cost of purchased power per KWH, partially offset by a 2.4% decrease in KWH volume purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$2.5	5.8	$5.3	6.1
Maintenance	0.4	2.4	4.6	14.6

Total other operations and maintenance	$2.9		$9.9

In the second quarter 2008, other operations and maintenance expenses were $63.4 million compared to $60.4 million for the same period in 2007. The increase in other operations and maintenance expenses was primarily due to a $2.2 million increase in generation screening and evaluation, a $1.1 million increase in transmission, and a $1.8 million increase in distribution, primarily due to the right of way maintenance, partially offset by a $2.1 million decrease in production primarily due to outage work in 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, other operations and maintenance expenses were $128.1 million compared to $118.2 million for the same period in 2007. The increase in other operations and maintenance expenses was primarily due to a $3.6 million increase in generation screening and evaluation, a $1.9 million increase in environmental projects, a $4.2 million increase in distribution, and a $1.2 million increase in transmission expenses related to right of way maintenance, partially offset by a $1.4 million decrease in production primarily due to outage work in 2007.
Depreciation and Amortization

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$1.9	12.9	$5.7	19.5

In the second quarter 2008, depreciation and amortization was $17.1 million compared to $15.2 million for the same period in 2007. The increase was primarily due to a $1.4 million increase in amortization related to a regulatory liability recorded in 2003 that ended in December 2007 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity, a $0.6 million increase for amortization of certain reliability-related maintenance costs deferred in 2007 in accordance with a Mississippi PSC order, and a $0.5 million increase in depreciation for transmission and distribution expenditures, partially offset by a $0.7 million decrease in amortization of environmental costs related to the approved ECO Plan.
For year-to-date 2008, depreciation and amortization was $35.1 million compared to $29.4 million for the same period in 2007. The increase was primarily due to a $2.8 million increase in amortization related to a regulatory liability recorded in 2003 that ended in December 2007 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity, a $1.2 million increase for amortization of certain reliability-related maintenance costs deferred in 2007 in accordance with a Mississippi PSC order, a $0.9 million increase in depreciation for transmission and distribution expenditures, and a $0.4 million increase in amortization of environmental costs related to the approved ECO Plan.
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$0.8	5.1	$3.5	12.4

In the second quarter 2008, taxes other than income taxes were $16.3 million compared to $15.5 million for the same period in 2007. The increase was primarily due to a $0.4 million increase in franchise taxes and a $0.4 million increase in ad valorem taxes.
For year-to-date 2008, taxes other than income taxes were $31.9 million compared to $28.3 million for the same period in 2007. The increase was primarily due to a $1.0 million increase in franchise taxes and a $2.4 million increase in ad valorem taxes.
The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not impact net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense), Net

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(2.2)	(43.2)	$(0.5)	(9.2)

In the second quarter 2008, other income (expense), net was $2.9 million compared to $5.1 million for the same period in 2007. The change was primarily the result of a $3.7 million decrease due to a contract termination in 2007 and a $0.9 million decrease in income associated with customer projects, partially offset by a $1.3 million increase due to mark to market gains on energy-related derivative positions and amounts collected from a customer for construction of a substation project, which had a tax effect of $1.0 million.
For year-to-date 2008, other income (expense), net was $4.5 million compared to $5.0 million for the same period in 2007. The change was primarily the result of a $3.7 million decrease due to a contract termination in 2007 and a $0.9 million decrease in income associated with customer projects partially offset by amounts collected from a customer for construction of a substation project, which had a tax effect of $2.0 million, and a $1.6 million increase due to mark to market gains on energy-related derivative positions.
Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(2.5)	(15.2)	$(4.9)	(17.3)

In the second quarter 2008, income taxes were $13.7 million compared to $16.1 million for the same period in 2007. The change of $2.5 million was primarily due to a decrease in pre-tax income.
For year-to-date 2008, income taxes were $23.4 million compared to $28.3 million for the same period in 2007. The decrease of $4.9 million was primarily due to a decrease in pre-tax income and the amortization of a regulatory liability of $0.7 million pursuant to a December 2007 regulatory accounting order from the Mississippi PSC. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities, including one facility co-owned by Mississippi Power. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Mississippi Power’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
Eight-Hour Ozone Regulations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for additional information regarding revisions to the eight-hour ozone air quality standard. In March 2008, the EPA finalized its revisions to the eight-hour ozone standard, increasing its stringency. The EPA plans to designate nonattainment areas based on the new standard by 2010, and new nonattainment areas within Mississippi Power’s service territory are expected. The ultimate outcome of this matter cannot be determined at this time and will depend on subsequent legal action and/or future nonattainment designations and regulatory plans.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Mississippi PSC Matters
Retail Regulatory Matters
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. On February 1, 2008, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2008.
Since the filing of the ECO Plan evaluation on February 1, 2008, the regulations addressing mercury emissions were altered by a decision issued by the U.S. Court of Appeals for the District of Columbia Circuit on February 8, 2008. On April 7, 2008, Mississippi Power filed with the Mississippi PSC a supplemental ECO Plan evaluation in which the projects included in the ECO Plan evaluation on February 1, 2008 being undertaken primarily for mercury control were removed. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for a discussion regarding the Clean Air Mercury Rule. In this supplemental ECO Plan filing, Mississippi Power requested a 15 cent per 1,000 KWH decrease for retail residential customers. The Mississippi PSC approved the supplemental ECO Plan evaluation on June 11, 2008, with the new rates effective in June 2008.
Performance Evaluation Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Performance Evaluation Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s base rates. In a May 2004 order establishing Mississippi Power’s forward-looking rate schedule PEP, the Mississippi PSC ordered that the Mississippi Public Utilities Staff and Mississippi Power review the operations of the PEP in 2007. By mutual agreement, this review was deferred and is scheduled to occur in 2008.
In December 2007, Mississippi Power submitted its annual PEP filing for 2008, which resulted in a rate increase of 1.983%, or $15.5 million annually, effective January 2008. In March 2008, Mississippi Power submitted its annual PEP lookback filing for 2007, which recommended no surcharge or refund. The filing is under review by the Mississippi Public Utilities Staff; therefore, the ultimate outcome of this filing cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. At June 30, 2008, the under recovered balance of fuel recorded in Mississippi Power’s Condensed Balance Sheets herein was $19.2 million compared to $40.5 million at December 31, 2007. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income, but will affect cash flow.
Statewide Electric Generation Needs Review
On April 30, 2008, in accordance with the Mississippi Public Utility Act, the Mississippi PSC issued an order to develop, publicize, and keep current an analysis of the five-year long-range needs for expansion of facilities for the generation of electricity in the State of Mississippi. In its order, the Mississippi PSC directed all affected utilities to submit evidence in support of their forecasts and plans in accordance with the Mississippi PSC’s Public Utilities Rules of Practice and Procedure. Comments were filed on June 10, 2008, and hearings are scheduled for August 18, 2008. The ultimate outcome of this matter cannot now be determined.
Mississippi Base Load Construction Legislation
In the 2008 regular session of the Mississippi legislature, a bill was passed and signed by the Governor on May 9, 2008 to enhance the Mississippi PSC’s authority to facilitate development and construction of base load generation in the State of Mississippi. The bill authorizes, but does not require, the Mississippi PSC to include in retail base rates, prior to and during construction, all or a portion of the prudently incurred pre-construction and construction costs incurred by a utility in constructing a base load electric generating plant. The bill also provides for periodic prudence reviews by the Mississippi PSC and prohibits the cancellation of any such generating plant without the approval of the Mississippi PSC. In the event of cancellation of the construction of the plant without approval of the Mississippi PSC, the bill authorizes the Mississippi PSC to make a public interest determination as to whether and to what extent the utility will be afforded rate recovery for costs incurred in connection with such cancelled generating plant. The effect of this legislation on Mississippi Power cannot now be determined.
Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to defer such costs as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At June 30, 2008, Mississippi Power had spent $31.1 million, of which $2.7 million related to land purchases capitalized. Of the remaining $28.4 million, the retail portion of $20 million was deferred in other regulatory assets and the wholesale portion of $8.4 million was expensed. Of this $8.4 million, $4.3 million and $4.1 million are related to expenses through June 30, 2008 and 2007, respectively. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if the project proceeds. See “Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.
Income Tax Matters
Bonus Depreciation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Mississippi does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Mississippi Power is currently assessing the financial implications of the Stimulus Act and estimates the cash flow reduction to tax payments for 2008 to be between $6 million and $9 million.
Other Matters
Mississippi Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. Mississippi Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against Mississippi Power cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Mississippi Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $1.0 million for the first six months of 2008, compared to $120.8 million net cash provided from operating activities for the corresponding period in 2007. The $119.8 million decrease in net cash provided from operating activities in the first six months of 2008 was primarily due to the receipt of grant proceeds of $74.3 million in June 2007 and an increase in receivables in 2008 in the amount of $38.8 million, of which $22.1 million was associated with affiliate receivables. This was due primarily from increased Power Pool sales and gas settlements. Also, an $18.1 million change in prepaid income taxes was primarily due to a refund received in the first quarter 2007. The $20.8 million increase in net cash used for investing activities in the first six months of 2008 is primarily due to increases in cost of removal, net of salvage and increases in construction payables due to new construction projects. Net cash provided from financing activities totaled $57.1 million for the first six months of 2008, compared to $70.9 million used in financing for the corresponding period in 2007. The $128.0 million increase in net cash provided from financing activities was primarily due to the $80 million long-term bank loan made to Mississippi Power on March 5, 2008 and the $36 million redemption of the long-term debt to an affiliated trust in the first six months of 2007.
Significant balance sheet changes for the first six months of 2008 include an increase in fossil fuel stock, at an average cost of $30.5 million, primarily due to increases in coal and gas of $10.4 million and $17.5 million, respectively. Assets from risk management activities increased by $37.1 million, primarily due to increases in forward gas prices. Securities due within one year increased by $40.0 million due to the current portion of the senior note maturing in 2009. Also, other regulatory liabilities increased by $43.8 million primarily relating to increases in the fuel hedges as a result of increased gas prices.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $41.2 million will be required through June 30, 2009 for maturities of long-term debt.

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
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at June 30, 2008 approximately $4.1 million of cash and cash equivalents and $181 million of unused committed credit arrangements with banks. Of these facilities, $141 million expire in 2008 and $40 million expire in 2009. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information. These credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and have $40.1 million dedicated to funding purchase obligations related to variable rate pollution control bonds. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At June 30, 2008, Mississippi Power had $20.6 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- or Baa3. These contracts are primarily for electricity sales, coal purchases, and purchases of emissions allowances. At June 30, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $50 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Mississippi Power, along with all members of the Power Pool, is party to certain energy-related derivative agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2008, Mississippi Power’s total exposure to these types of agreements was approximately $68 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel-hedging programs at the instruction of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers.
The changes in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$27.2	$2.0
Contracts realized or settled	(10.0)	(9.5)
Current period changes(a)	26.9	51.6

Contracts outstanding at the end of the period, assets (liabilities), net	$44.1	$44.1

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivative contracts related to Mississippi Power’s fuel hedging program are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause. Certain other gains and losses on energy-related derivatives, designated as hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated as hedges are recognized in the statements of income as incurred.
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts

(in millions)
Regulatory liabilities, net	$44.8
Accumulated other comprehensive income	(2.3)
Net income	1.6

Total fair value gain/(loss)	$44.1

Unrealized pre-tax gains recognized in income for the three months and six months ended June 30, 2008 for energy-related derivative contracts that are not hedges were $1.5 million and $1.8 million, respectively, and were not material for the three months and six months ended June 30, 2007.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

		June 30, 2008
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	1-3 Years

		(in millions)
Level 1	$—	$—	$—
Level 2	44.1	37.0	7.1
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$44.1	$37.0	$7.1

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Mississippi Power in Item 7 and Notes 1 and 6 to the financial statements of Mississippi Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
In March 2008, Mississippi Power entered into an $80 million long-term bank loan that bears interest based on one-month LIBOR with a three-year maturity. Proceeds were used to repay a portion of Mississippi Power’s short-term indebtedness and for other corporate purposes, including Mississippi Power’s continuous construction activities.
Also in 2008, Mississippi Power converted its entire $42.6 million of obligations related to auction rate tax-exempt securities from an auction rate mode to a fixed rate mode.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$170,907	$98,053	$251,376	$179,170
Affiliates	143,893	143,925	277,386	253,427
Other revenues	1,784	2,040	3,354	3,913

Total operating revenues	316,584	244,018	532,116	436,510

Operating Expenses:
Fuel	76,341	58,779	112,388	86,145
Purchased power —
Non-affiliates	34,312	11,181	50,868	22,211
Affiliates	64,963	36,840	115,671	68,127
Other operations	22,238	21,555	48,437	42,444
Maintenance	13,416	8,205	22,248	13,503
Depreciation and amortization	20,943	18,302	40,930	36,696
Taxes other than income taxes	4,639	4,316	9,181	8,027

Total operating expenses	236,852	159,178	399,723	277,153

Operating Income	79,732	84,840	132,393	159,357
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19,895)	(20,458)	(39,252)	(41,352)
Other income (expense), net	35	1,185	12,615	1,103

Total other income and (expense)	(19,860)	(19,273)	(26,637)	(40,249)

Earnings Before Income Taxes	59,872	65,567	105,756	119,108
Income taxes	24,452	25,713	41,361	47,218

Net Income	$35,420	$39,854	$64,395	$71,890

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income	$35,420	$39,854	$64,395	$71,890
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4,887), $509, $(7,831), and $(71), respectively	(7,554)	769	(12,116)	(122)
Reclassification adjustment for amounts included in net income, net of tax of $1,348, $1,249, $2,690, and $2,405, respectively	2,084	1,921	4,158	3,958

Total other comprehensive income (loss)	(5,470)	2,690	(7,958)	3,836

COMPREHENSIVE INCOME	$29,950	$42,544	$56,437	$75,726

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$64,395	$71,890
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	48,844	43,874
Deferred income taxes and investment tax credits, net	23,614	32,770
Deferred revenues	(27,234)	(29,872)
Mark-to-market adjustments	8,534	(1,115)
Accumulated billings on construction contract	39,437	30,195
Accumulated costs on construction contract	(46,014)	(8,901)
Gain on sale of property	(6,015)	—
Other, net	1,552	786
Changes in certain current assets and liabilities —
Receivables	(114,097)	(55,286)
Fossil fuel stock	(2,776)	(2,928)
Materials and supplies	(1,049)	(7,853)
Prepaid income taxes	(12,033)	—
Other current assets	(494)	(432)
Accounts payable	59,180	16,458
Accrued taxes	7,829	7,007
Accrued interest	(25)	281
Other current liabilities	2,326	—

Net cash provided from operating activities	45,974	96,874

Investing Activities:
Property additions	(40,444)	(74,347)
Sale of property	5,001	—
Change in construction payables, net	(7,222)	(4,096)
Payments pursuant to long-term service agreements	(14,094)	(14,583)
Other	(726)	(1,405)

Net cash used for investing activities	(57,485)	(94,431)

Financing Activities:
Increase in notes payable, net	56,625	16,374
Proceeds — Capital contributions	2,135	—
Redemptions — Long-term debt	—	(1,209)
Payment of common stock dividends	(47,250)	(44,900)
Other	—	(26)

Net cash provided from (used for) financing activities	11,510	(29,761)

Net Change in Cash and Cash Equivalents	(1)	(27,318)
Cash and Cash Equivalents at Beginning of Period	5	29,929

Cash and Cash Equivalents at End of Period	$4	$2,611

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,000 and $7,382 capitalized for 2008 and 2007, respectively)	$31,941	$33,510
Income taxes (net of refunds)	$29,866	$16,681
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$4	$5
Receivables —
Customer accounts receivable	64,219	19,100
Other accounts receivable	1,431	1,025
Affiliated companies	104,327	27,004
Fossil fuel stock, at average cost	17,937	15,160
Materials and supplies, at average cost	20,333	19,284
Prepaid service agreements — current	46,535	14,233
Prepaid income taxes	20,993	135
Assets from risk management activities	46,884	16,079
Other	7,648	6,931

Total current assets	330,311	118,956

Property, Plant, and Equipment:
In service	2,846,701	2,534,507
Less accumulated provision for depreciation	321,890	280,962

	2,524,811	2,253,545
Construction work in progress	1,221	283,084

Total property, plant, and equipment	2,526,032	2,536,629

Deferred Charges and Other Assets:
Prepaid long-term service agreements	67,538	87,058
Other —
Affiliated	3,983	4,138
Other	17,799	21,993

Total deferred charges and other assets	89,320	113,189

Total Assets	$2,945,663	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Notes payable	$106,373	$49,748
Accounts payable —
Affiliated	108,700	48,475
Other	12,969	20,322
Accrued taxes —
Income taxes	—	392
Other	11,071	2,658
Accrued interest	30,143	30,168
Liabilities from risk management activities	73,170	12,639
Billings in excess of cost on construction contract	29,807	36,384
Other	1,082	9,523

Total current liabilities	373,315	210,309

Long-term Debt	1,297,226	1,297,099

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	165,831	138,123
Deferred capacity revenues — Affiliated	8,223	34,801
Other —
Affiliated	7,235	7,754
Other	5,304	2,801

Total deferred credits and other liabilities	186,593	183,479

Total Liabilities	1,857,134	1,690,887

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	860,601	858,466
Retained earnings	269,596	253,131
Accumulated other comprehensive loss	(41,668)	(33,710)

Total common stockholder’s equity	1,088,529	1,077,887

Total Liabilities and Stockholder’s Equity	$2,945,663	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 vs. SECOND QUARTER 2007
AND
YEAR-TO-DATE 2008 vs. YEAR-TO-DATE 2007
OVERVIEW
Southern Power and its wholly-owned subsidiaries construct, acquire, own, and manage generation assets and sell electricity at market-based prices in the southeastern wholesale market. Southern Power continues to execute its regional strategy through a combination of acquiring and constructing new power plants and by entering into PPAs with investor owned utilities, independent power producers, municipalities, and electric cooperatives.
To evaluate operating results and to ensure Southern Power’s ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (EFOR) and net income. EFOR defines the hours during peak demand times when Southern Power’s generating units are not available due to forced outages (the lower the better). For additional information on these indicators, see MANAGEMENT’S DISCUSSION AND ANALYSIS – OVERVIEW – “Key Performance Indicators” of Southern Power in Item 7 of the Form 10-K.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(4.5)	(11.1)	$(7.5)	(10.4)

Southern Power’s net income for the second quarter 2008 was $35.4 million compared to $39.9 million for the corresponding period of 2007. This decrease was primarily due to timing of plant maintenance activities, increased depreciation associated with the implementation of a new depreciation study, and increased depreciation associated with Plant Oleander Unit 5 and Plant Franklin Unit 3 being placed into commercial operation in December 2007 and June 2008, respectively.
Southern Power’s net income for year-to-date 2008 was $64.4 million compared to $71.9 million for the corresponding period of 2007. This decrease was primarily due to mark to market losses on forward sales of uncontracted generating capacity, transmission service and tariff penalties incurred during the first quarter 2008, timing of plant maintenance activities, increased depreciation associated with the implementation of a new depreciation study, and increased depreciation associated with Plant Oleander Unit 5 and Plant Franklin Unit 3 being placed into commercial operation in December 2007 and June 2008, respectively. These unfavorable impacts were partially offset by a gain on the sale of an undeveloped tract of land and the receipt of a fee for participating in an asset auction during the first quarter 2008. Southern Power was not the successful bidder in the asset auction.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$72.8	74.3	$72.2	40.3

Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power.
Wholesale revenues from non-affiliates for the second quarter 2008 were $170.9 million compared to $98.1 million for the corresponding period in 2007. Wholesale revenues from non-affiliates for year-to-date 2008 were $251.4 million compared to $179.2 million for the corresponding period in 2007. These increases were primarily due to increases in short-term market energy revenues, increased energy revenues due to higher natural gas prices, and revenues from the operation of Plant Oleander Unit 5. Mark to market losses on forward sales of uncontracted generating capacity arising from an increase in forward market prices partially offset this increase.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
N/M	N/M	$24.0	9.5

N/M – Not Meaningful
Wholesale energy sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the second quarter 2008 were $143.9 million compared to $143.9 million for the corresponding period in 2007. Two offsetting factors impacted wholesale revenues from affiliates during the quarter. An increase of $30.3 million resulting from higher natural gas prices was offset by a $30.9 million decrease primarily due to decreased demand as a result of milder weather in the second quarter 2008 than in the corresponding period in 2007.
Wholesale revenues from affiliates for year-to-date 2008 were $277.4 million compared to $253.4 million for the corresponding period in 2007. This increase was primarily due to an increase of $47.6 million resulting from higher natural gas prices. Partially offsetting this increase was a $25.3 million decrease primarily due to decreased demand as a result of milder weather in the second quarter 2008 than in the corresponding period in 2007.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$17.6	29.9	$26.2	30.5
Purchased power – non-affiliates	23.1	206.9	28.7	129.0
Purchased power – affiliates	28.1	76.3	47.5	69.8

Total fuel and purchased power expenses	$68.8		$102.4

In the second quarter 2008, total fuel and purchased power expenses were $175.6 million compared to $106.8 million for the corresponding period in 2007. These increases were primarily due to higher fuel and purchased power costs of $83.4 million due to an increase in the average cost of fuel and purchased power. Mark to market gains of $11.7 million on forward natural gas derivatives and a $2.9 million decrease due to decreased generation offset a portion of the total increase.
For year-to-date 2008, total fuel and purchased power expenses were $278.9 million compared to $176.5 million for the corresponding period in 2007. These increases were primarily due to increased generation and purchases of $13.6 million in order to meet the higher energy sales as well as higher fuel and purchased power costs of $114.4 million due to an increase in the average cost of fuel and purchased power. Mark to market gains of $25.6 million on forward natural gas derivatives offset a portion of these increases.
Other Operations and Maintenance Expenses

	Second Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Second Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$0.7	3.2	$6.0	14.1
Maintenance	5.2	63.5	8.8	64.8

Total other operations and maintenance	$5.9		$14.8

In the second quarter 2008, other operations and maintenance expenses were $35.7 million compared to $29.8 million for the same period in 2007. This increase was primarily due to timing of plant maintenance activities of $4.8 million and an increase in general and administrative expenses of $2.4 million primarily related to the implementation of the FERC separation order. This increase was partially offset by a decrease in transmission expenses of $1.3 million.
For year-to-date 2008, other operations and maintenance expenses were $70.7 million compared to $55.9 million for the same period in 2007. This increase was primarily due to timing of plant maintenance activities of $8.6 million, general and administrative expenses of $3.8 million primarily related to the implementation of the FERC separation order, and transmission service and tariff penalties of $2.4 million.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$2.6	14.4	$4.2	11.5

In the second quarter 2008, depreciation and amortization was $20.9 million compared to $18.3 million for the corresponding period in 2007. For year-to-date 2008, depreciation and amortization was $40.9 million compared to $36.7 million for the corresponding period in 2007. These increases were primarily due to the completion of Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008 and higher depreciation rates implemented in January 2008.
See Note (J) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(1.2)	N/M	$11.5	N/M

N/M — Not Meaningful
In the second quarter 2008, the change in other income (expense), net was not material.
For year-to-date 2008, other income (expense), net was $12.6 million as compared to $1.1 million for the corresponding period in 2007. This change is primarily due to a $6.0 million gain on the sale of an undeveloped tract of land and a $6.4 million fee received for participating in an asset auction. Southern Power was not the successful bidder in the asset auction.
Income Taxes

Second Quarter 2008 vs. Second Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(1.2)	(4.9)	$(5.8)	(12.4)

In the second quarter 2008, income taxes were $24.5 million compared to $25.7 million for the corresponding period in 2007. For year-to-date 2008, income taxes were $41.4 million compared to $47.2 million for the corresponding period in 2007. These decreases were primarily due to decreases in earnings before taxes.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power’s future earnings potential. A number of factors affect the opportunities, challenges, and risks of Southern Power’s competitive wholesale energy business. These factors include the ability to achieve sales growth while containing costs. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in this market. The level of future earnings depends on numerous factors, including regulatory matters (such as those related to affiliate contracts), sales, creditworthiness of customers, total generating capacity available in the Southeast, and the successful remarketing of capacity as current contracts expire. For additional information relating to these issues, see RISK

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS in Item 1A and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
Construction Projects
Plant Franklin Unit 3
Southern Power completed construction of Plant Franklin Unit 3 in June 2008. Costs incurred through June 30, 2008 were $308.6 million. The unit is a natural gas-fueled combined cycle located in Smiths, Alabama with a nameplate capacity of 648 MW. The unit will be used to provide annual capacity for a PPA with Constellation Energy Group, Inc. from 2009 through 2015.
Power Sales Agreements
Southern Power signed extensions of existing contracts with 10 members of the Georgia Electric Membership Corporation (EMC). Eight contracts were extended beginning in 2010 through 2031 and two contracts were extended beginning in 2013 through 2034. The EMCs are currently projected to purchase 500 MWs in 2008 under these agreements. Their purchases are projected to grow to more than 1400 MWs during the extension.
Environmental Matters
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters” of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, or other environmental and health concerns could also affect earnings. While Southern Power’s PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Matters
Southern Power is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such potential litigation against Southern Power and its subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of Southern Power in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from any such proceedings would have a material adverse effect on Southern Power’s financial statements.
See Note (B) to the Condensed Financial Statements herein for discussion of various other contingencies, regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Power prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT’S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – “Application of Critical Accounting Policies and Estimates” of Southern Power in Item 7 of the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition, Normal Sale and Non-Derivative Transactions, Cash Flow Hedge Transactions, Mark-to-Market Transactions, Percentage of Completion, Asset Impairments, Acquisition Accounting, and Contingent Obligations.
Depreciation
Depreciation of the original cost of assets is computed under the straight-line method and applies a composite depreciation rate based on the assets’ estimated useful lives determined by management. The primary assets in property, plant, and equipment are power plants, all of which have an estimated composite life ranging from 29 to 37 years. These lives reflect a weighted average of the significant components (retirement units) that make up the plants. Depreciation studies are conducted periodically to update the component depreciable lives and salvage values. See Note (J) to the Condensed Financial Statements herein for a discussion of changes in depreciation assumptions made by Southern Power effective January 1, 2008. Southern Power is currently undertaking an additional review of the estimated useful lives of its assets and further changes may be warranted which could increase depreciation.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Accounting Standards
Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R, when adopted, will significantly change the accounting for business combinations, specifically the accounting for contingent consideration, contingencies, acquisition costs, and restructuring costs. Southern Power plans to adopt SFAS No. 141R on January 1, 2009. It is likely that the adoption of SFAS No. 141R will have a significant impact on the accounting for any business combinations completed by Southern Power after January 1, 2009.
In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Southern Power plans to adopt SFAS No. 160 on January 1, 2009 and is currently assessing its impact, if any.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at June 30, 2008. Net cash provided from operating activities totaled $46.0 million for the first six months of 2008, compared to $96.9 million for the corresponding period in 2007. The $50.9 million decrease in cash provided from operating activities in the first six months of 2008 is primarily due to costs incurred on the construction of the combined cycle unit for the Orlando Utilities Commission and timing of tax payments. Net cash used for investing activities totaled $57.5 million for the first six months of 2008, compared to $94.4 million for the corresponding period in 2007 due to completion of Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008. Net cash provided from financing activities totaled $11.5 million for the first six months of 2008, compared to net cash used for financing activities of $29.8 million for the corresponding period in 2007 due to changes in levels of short-term debt.
Significant balance sheet changes for the first six months of 2008 include increases in assets and liabilities for Southern Power’s risk management activities due to increases in the forward prices for power and natural gas. Other asset changes include the completion of the sale of land that was held for sale at December 31, 2007, the timing of tax payments, and increases in customer accounts receivable due to seasonality. Other liability changes include a reduction in other current liabilities due to payment of IGCC termination costs of $2.6 million, a reduction of deferred capacity revenues due to seasonality, and increases in accounts payable due to increased prices in energy and fuel.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program,

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
maturing debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements.
In June 2008, Southern Power entered into an agreement to purchase power in the years 2011- 2015. The purchase commitment will be approximately $20.5 million for years 2011-2012 and a total of $45.0 million for the years after 2012.
Sources of Capital
Southern Power may use operating cash flows, external funds, or equity contributions from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at June 30, 2008 approximately $400 million in committed credit arrangements with banks that expire in 2012. Borrowings of $95 million under these arrangements were outstanding as of June 30, 2008. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program.
Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At June 30, 2008, there was $11.4 million of commercial paper outstanding.
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2 or to BBB- or Baa3 or below. These contracts are primarily for physical electricity purchases and sales. At June 30, 2008, the maximum potential collateral requirements at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $317 million. At June 30, 2008, the maximum potential collateral requirements at a rating below BBB- or Baa3 were approximately $603 million. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
In addition, Southern Power is party to a PPA that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade, limited to Southern Power’s remaining obligations under the contract.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southern Power, along with all members of the Power Pool, is party to certain agreements that could require collateral and/or accelerated payment in the event of a credit rating change to below investment grade for Alabama Power and/or Georgia Power. These agreements are primarily for natural gas and power price risk management activities. At June 30, 2008, Southern Power’s total exposure to these types of agreements was approximately $68 million.
Market Price Risk
Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.
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
Because energy from Southern Power’s facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the counterparties, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is generally limited. However, during 2008, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity.
The change in fair value of energy-related derivative contracts and valuations at June 30, 2008 were as follows:

	Second Quarter	Year-to-Date
	2008	2008
	Changes	Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(18.6)	$3.4
Contracts realized or settled	2.7	(0.1)
Current period changes(a)	(13.8)	(33.0)

Contracts outstanding at the end of the period, assets (liabilities), net	$(29.7)	$(29.7)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
Gains and losses on energy-related derivatives used by Southern Power to hedge anticipated purchases and sales are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The fair value gain/(loss) of energy-related derivative contracts outstanding at June 30, 2008 was reflected in the financial statements as follows:

Amounts

(in millions)
Accumulated other comprehensive income	$(21.6)
Net income	(8.1)

Total fair value gain/(loss)	$(29.7)

Unrealized pre-tax gains/(losses) recognized in income for the three months and six months ended June 30, 2008 for energy-related derivative contracts that are not hedges were $5.9 million and $(8.5) million, respectively, and will continue to be marked to market until the settlement date. Unrealized amounts were not material for the three months and six months ended June 30, 2007.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at June 30, 2008 are as follows:

	June 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	1-3 Years

	(in millions)
Level 1	$—	$—	$—
Level 2	(29.7)	(26.3)	(3.4)
Level 3	—	—	—

Fair value of contracts outstanding at end of period	$(29.7)	$(26.3)	$(3.4)

As part of the adoption of SFAS No. 157 to increase consistency and comparability in fair value measurements and related disclosures, the table above now uses the three-tier fair value hierarchy, as discussed in Note (C) to the Condensed Financial Statements herein, as opposed to the previously used descriptions “actively quoted,” “external sources,” and “models and other methods.” The three-tier fair value hierarchy focuses on the fair value of the contract itself, whereas the previous descriptions focused on the source of the inputs. Because Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are actively quoted, the valuations of those contracts now appear in Level 2; previously they were shown as “actively quoted.”
For additional information, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Market Price Risk” of Southern Power in Item 7 and Notes 1 and 6 to the financial statements of Southern Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein.
Financing Activities
Southern Power did not issue or redeem any long-term securities during the six months ended June 30, 2008.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, K

Alabama Power	A, B, C, F, G, H, I

Georgia Power	A, B, C, D, F, G, H, I

Gulf Power	A, B, C, F, G, H

Mississippi Power	A, B, C, D, F, G, H

Southern Power	A, B, C, F, H, J

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(A)	INTRODUCTION

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2007 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation. Where applicable, each registrant’s statements of income for the three months and six months ended June 30, 2007 were modified to report “Interest expense to affiliate trusts” together with “Interest expense, net of amounts capitalized.” In addition, where applicable, the financing activities section of each registrant’s statement of cash flows for the six months ended June 30, 2007 was modified to report “Long-term debt to affiliate trust” together with “Long-term debt.” Also, where applicable, each registrant’s balance sheet at December 31, 2007 was modified within the current liabilities section to present a separate line item for “Other regulatory liabilities” previously included in “Other.” Due to materiality in the current period, the balance sheets of Southern Company, Alabama Power, Georgia Power, and Mississippi Power were modified to present a separate line item for “Assets from risk management activities” previously included in “Other” in the prior period.

Southern Company’s current liability section of the balance sheet at December 31, 2007 was modified to reflect the amount of “Unrecognized tax benefits” as a separate line item previously included within “Accrued taxes—Income taxes.” Also, Southern Company’s statement of cash flows for the prior period was modified within the operating activities section to present separate line items for “Derivative fair value adjustments” and “Deferred revenues” previously included in “Other, net.”

Georgia Power’s statement of cash flows for the prior period was modified within the operating activities section to present separate line items for “Deferred revenues” and “Hedge settlements” previously included in “Other, net.” Additionally, the line item “Material and supplies” was combined into “Other current assets.”

Gulf Power modified its statements of income for the three months and six months ended June 30, 2007 to report a separate line item for “Allowance for equity funds used during construction” previously

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
included in “Other income and expense, net.” In conjunction with such modification, Gulf Power modified its statement of cash flows within the operating activities section to present a separate line item for “Allowance for equity funds used during construction” previously included in “Other, net.” In addition, the operating activities section now includes a separate line item to present “Hedge settlements” previously included in “Other, net” in the prior period.

Due to the relative insignificance of the amount reported at June 30, 2008, the balance sheet at December 31, 2007 of Mississippi Power was modified to combine assets in “Prepaid income taxes” into “Other.”

Southern Power modified its statement of cash flows for the six months ended June 30, 2007 to present a separate line within the investing section for “Payments pursuant to long-term service agreements” previously included in “Property additions.” In order to conform to the current period presentation, Southern Power also modified its balance sheet for the prior period to present separately the amount of “Prepaid income taxes.” The remaining amount of assets in “Prepaid expenses” was collapsed into “Other.”

These reclassifications had no effect on total assets, net income, cash flows, or earnings per share.

In the first quarter 2008, Gulf Power sold a turbine rotor assembly to Southern Power for $9.4 million. In the second quarter 2008, Southern Power sold a turbine rotor assembly to Alabama Power for $8.2 million. These affiliate transactions were made in accordance with FERC and state PSC rules and guidelines and were eliminated in consolidation for Southern Company.

(B)	CONTINGENCIES AND REGULATORY MATTERS

See Note 3 to the financial statements of the registrants in Item 8 of the Form 10-K for information relating to various lawsuits, other contingencies, and regulatory matters.

General Litigation Matters

Each registrant is subject to certain claims and legal actions arising in the ordinary course of business. In addition, each registrant’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as opacity and air and water quality standards, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such pending or potential litigation against the registrants and any of their subsidiaries cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 3 to the financial statements of each registrant in Item 8 of the Form 10-K, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on such registrant’s financial statements.

Mirant Matters

Mirant was an energy company with businesses that included independent power projects and energy trading and risk management companies in the United States and selected other countries. It was a wholly-owned subsidiary of Southern Company until its initial public offering in October 2000. In April 2001, Southern Company completed a spin-off to its shareholders of its remaining ownership, and Mirant became an independent corporate entity.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Southern Company has certain contingent liabilities associated with guarantees of contractual commitments made by Mirant’s subsidiaries discussed under “Guarantees” in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K and with various lawsuits related to Mirant discussed below. Also, Southern Company has joint and several liability with Mirant regarding the joint consolidated federal income tax returns through 2001, as discussed in Note 5 to the financial statements of Southern Company in Item 8 of the Form 10-K. In December 2004, as a result of concluding an IRS audit for the tax years 2000 and 2001, Southern Company paid approximately $39 million in additional tax and interest related to Mirant tax items and filed a claim in Mirant’s bankruptcy case for that amount. Through December 2007, Southern Company received from the IRS approximately $36 million in refunds related to Mirant. Southern Company believes it has a right to recoup the $39 million tax payment owed by Mirant from such tax refunds. As a result, Southern Company intends to retain the tax refunds and reduce its claim against Mirant for the payment of Mirant taxes by the amount of such refunds. MC Asset Recovery, a special purpose subsidiary of Reorganized Mirant, has objected to and sought to equitably subordinate the Southern Company tax claim in its fraudulent transfer litigation against Southern Company. Southern Company has reserved the approximately $3 million amount remaining with respect to its Mirant tax claim.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The complaint, as amended in March 2007, alleges that Southern Company caused Mirant to engage in certain fraudulent transfers and to pay illegal dividends to Southern Company prior to the spin-off. The alleged fraudulent transfers and illegal dividends include without limitation: (1) certain dividends from Mirant to Southern Company in the aggregate amount of $668 million, (2) the repayment of certain intercompany loans and accrued interest in an aggregate amount of $1.035 billion, and (3) the dividend distribution of one share of Series B Preferred Stock and its subsequent redemption in exchange for Mirant’s 80% interest in a holding company that owned SE Finance Capital Corporation and Southern Company Capital Funding, Inc., which transfer plaintiff asserts is valued at over $200 million. The complaint also seeks to recharacterize certain advances from Southern Company to Mirant for investments in energy facilities from debt to equity. The complaint further alleges that Southern Company is liable to Mirant’s creditors for the full amount of Mirant’s liability under an alter ego theory of recovery and that Southern Company breached its fiduciary duties to Mirant and its creditors, caused Mirant to breach its fiduciary duties to creditors, and aided and abetted breaches of fiduciary duties by Mirant’s directors and officers. The complaint also seeks recoveries under the theories of restitution and unjust enrichment. In addition, the complaint alleges a claim under the Federal Debt Collection Procedure Act (FDCPA) to void certain transfers from Mirant to Southern Company. MC Asset Recovery claims to have standing to assert violations of the FDCPA and to recover property on behalf of the Mirant debtors’ estates. On July 7, 2008, the court ruled that the FDCPA does not apply and that Georgia law should apply instead. The complaint seeks monetary damages in excess of $2 billion plus interest, punitive damages, attorneys’ fees, and costs. Finally, the complaint includes an objection to Southern Company’s pending claims against Mirant in the Bankruptcy Court (which relate to reimbursement under the separation agreements of payments such as income taxes, interest, legal fees, and other guarantees described in Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K) and seeks equitable subordination of Southern Company’s claims to the claims of all other creditors. Southern Company served an answer to the complaint in April 2007.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
In July 2003, the court dismissed all claims based on Mirant’s alleged improper energy trading and marketing activities involving the California energy market. The other claims do not allege any improper trading and marketing activity, accounting errors, or material misstatements or omissions on the part of Southern Company but seek to impose liability on Southern Company based on allegations that Southern Company was a “control person” as to Mirant prior to the spin-off date. Southern Company filed an answer to the consolidated amended class action complaint in September 2003. The plaintiffs have also filed a motion for class certification.

During Mirant’s Chapter 11 proceeding, the securities litigation was stayed, with the exception of limited discovery. Since Mirant’s plan of reorganization has become effective, the stay has been lifted. In March 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants have opposed the plaintiffs’ motion. In March 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. In March 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. In July 2007, certain defendants, including Southern Company, filed motions for reconsideration of the court’s denial of a motion seeking dismissal of certain federal securities laws claims based upon, among other things, certain alleged errors included in financial statements issued by Mirant. The ultimate outcome of this matter cannot be determined at this time.

The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the MC Asset Recovery litigation.

Under certain circumstances, Southern Company will be obligated under its by-laws to indemnify the four current and/or former Southern Company officers who served as directors of Mirant at the time of its initial public offering through the date of the spin-off and who are also named as defendants in this lawsuit. The final outcome of this matter cannot now be determined.

Environmental Matters

New Source Review Actions

In November 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia against certain Southern Company subsidiaries, including Alabama Power and Georgia Power, alleging that these subsidiaries had violated the NSR provisions of the Clean Air Act and related state laws at certain coal-fired generating facilities. Through subsequent amendments and other legal procedures, the EPA filed a separate action in January 2001 against Alabama Power in the U.S. District Court for the Northern District of Alabama after Alabama Power was dismissed from the original action. In these lawsuits, the EPA alleged that NSR violations occurred at eight coal-fired generating facilities operated by Alabama Power and Georgia Power, including one co-owned by Mississippi Power. The civil actions request penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued notices of violations relating to Gulf Power’s Plant Crist and a unit partially owned by Gulf Power at Plant Scherer. In early 2000, the EPA filed a motion to amend its complaint to add the allegations in the notice of violation and to add Gulf Power as a defendant. However, in March 2001, the court denied the motion based on lack of jurisdiction, and the EPA has not refiled. The action against Georgia Power has been administratively closed since the spring of 2001, and the case has not been reopened.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

The plaintiffs appealed the district court’s decision to the U.S. Court of Appeals for the Eleventh Circuit, and the appeal was stayed by the Appeals Court pending the U.S. Supreme Court’s decision in a similar case against Duke Energy. The Supreme Court issued its decision in the Duke Energy case in April 2007. In October 2007, the U.S. District Court for the Northern District of Alabama issued an order in the Alabama Power case indicating a willingness to re-evaluate its previous decision in light of the Supreme Court’s Duke Energy opinion. In December 2007, the Eleventh Circuit vacated the district court’s decision in the Alabama Power case and remanded the case back to the district court for consideration of the legal issues in light of the Supreme Court’s decision in the Duke Energy case. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case, the ultimate outcome of which cannot be determined at this time.

Southern Company and the traditional operating companies believe they complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes maximum civil penalties of $25,000 to $32,500 per day, per violation at each generating unit, depending on the date of the alleged violation. An adverse outcome in either of these cases could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. Such expenditures could affect future results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Carbon Dioxide Litigation

New York Case

In July 2004, attorneys general from eight states, each outside of Southern Company’s service territory, and the corporation counsel for New York City filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court. The complaints allege that the companies’ emissions of carbon dioxide, a greenhouse gas, contribute to global warming, which the plaintiffs assert is a public nuisance. Under common law public and private nuisance theories, the plaintiffs seek a judicial order (1) holding each defendant jointly and severally liable for creating, contributing to, and/or maintaining global warming and (2) requiring each of the defendants to cap its emissions of carbon dioxide and then reduce those emissions by a specified percentage each year for at least a decade. The plaintiffs have not, however, requested that damages be awarded in connection with their claims. Southern Company believes these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. In September 2005, the U.S. District Court for the Southern District of New York granted Southern Company’s and the other defendants’ motions to dismiss these cases. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit in October 2005 and no decision has been issued. The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Kivalina Case

On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

Environmental Remediation

The registrants must comply with environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the subsidiaries may also incur substantial costs to clean up properties. The traditional operating companies have each received authority from their respective state PSCs to recover approved environmental compliance costs through regulatory mechanisms. Within limits approved by the state PSCs, these rates are adjusted annually or as necessary.

Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated. The balance of Georgia Power’s environmental remediation liability at June 30, 2008 was $11.1 million.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $67.1 million as of June 30, 2008. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for impacts to groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

In 2003, the Texas Commission on Environmental Quality (TCEQ) designated Mississippi Power as a potentially responsible party at a site in Texas. The site was owned by an electric transformer company that handled Mississippi Power’s transformers as well as those of many other entities. The site owner is now in bankruptcy and the State of Texas has entered into an agreement with Mississippi Power and several other utilities to investigate and remediate the site. Amounts expensed during 2005, 2006, and 2007 related to this work were not material. Hundreds of entities have received notices from the TCEQ requesting their participation in the anticipated site remediation. The final impact of this matter on Mississippi Power will depend upon further environmental assessment and the ultimate number of potentially responsible parties. The remediation expenses incurred by Mississippi Power are expected to be recovered through the ECO Plan. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters – Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of activities relating to these sites, Southern Company, Georgia Power, Gulf Power, and Mississippi Power do not believe that additional liabilities, if any, at these sites would be material to their respective financial statements.

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

In November 2007, the presiding administrative law judge issued an initial decision regarding the methodology to be used in the generation dominance tests. The proceedings are ongoing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could require the traditional operating companies and Southern Power to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates and could also result in total refunds of up to $19.7 million, plus interest. The potential refunds include $3.9 million for Alabama Power, $5.8 million for Georgia Power, $0.8 million for Gulf Power, $8.4 million for Mississippi Power, and $0.7 million for Southern Power, in each case plus interest. Southern Company and its subsidiaries believe that there is no meritorious basis for this proceeding and are vigorously defending themselves in this matter.

In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This latest order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. The impact of these orders and their effect on the generation dominance proceeding cannot now be determined.

Intercompany Interchange Contract

Southern Company’s generation fleet in its retail service territory is operated under the IIC as approved by the FERC. In May 2005, the FERC initiated a new proceeding to examine (1) the provisions of the IIC among the traditional operating companies, Southern Power, and SCS, as agent, under the terms of which the Power Pool is operated, (2) whether any parties to the IIC have violated the FERC’s standards of conduct applicable to utility companies that are transmission providers, and (3) whether Southern Company’s code of conduct defining Southern Power as a “system company” rather than a “marketing affiliate” is just and reasonable. In connection with the formation of Southern Power, the FERC authorized Southern Power’s inclusion in the IIC in 2000. The FERC also previously approved Southern Company’s code of conduct.

In October 2006, the FERC issued an order accepting a settlement resolving the proceeding subject to Southern Company’s agreement to accept certain modifications to the settlement’s terms and Southern Company notified the FERC that it accepted the modifications. The modifications largely

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC in November 2006 a compliance plan in connection with the order. In April 2007, the FERC approved, with certain modifications, the plan submitted by Southern Company. Implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to be approximately $8 million annually. In November 2007, Southern Company notified the FERC that the plan had been implemented and the FERC division of audits subsequently began an audit pertaining to compliance implementation and related matters, which is ongoing.

Generation Interconnection Agreements

In November 2004, generator company subsidiaries of Tenaska, Inc. (Tenaska), as counterparties to three previously executed interconnection agreements with subsidiaries of Southern Company, filed complaints at the FERC requesting that the FERC modify the agreements and that those Southern Company subsidiaries refund a total of $19 million previously paid for interconnection facilities of which $11 million would be refunded by Alabama Power and $8 million by Georgia Power. No other similar complaints are pending with the FERC.

In January 2007, the FERC issued an order granting Tenaska’s requested relief. Although the FERC’s order required the modification of Tenaska’s interconnection agreements, under the provisions of the order, Southern Company determined that no refund was payable to Tenaska. Southern Company requested rehearing asserting that the FERC retroactively applied a new principle to existing interconnection agreements. Tenaska requested rehearing of FERC’s methodology for determining the amount of refunds. The requested rehearings were denied, and Southern Company and Tenaska have appealed the orders to the U.S. Circuit Court for the District of Columbia. The final outcome of this matter cannot now be determined.

Right of Way Litigation

Southern Company and certain of its subsidiaries, including Gulf Power, Mississippi Power, and Southern Telecom, Inc. (a subsidiary of SouthernLINC Wireless), have been named as defendants in numerous lawsuits brought by landowners since 2001. The plaintiffs’ lawsuits claim that the defendants may not use, or sublease to third parties, some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by the defendants. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. Management of Southern Company and its subsidiaries believe that they have complied with applicable laws and that the plaintiffs’ claims are without merit.

In November 2003, the Second Circuit Court in Gadsden County, Florida, ruled in favor of the plaintiffs on their motion for partial summary judgment concerning liability in one such lawsuit brought by landowners regarding the installation and use of fiber optic cable over Gulf Power rights of way located on the landowners’ property. Subsequently, the plaintiffs sought to amend their complaint and asked the court to enter a final declaratory judgment and to enter an order enjoining Gulf Power from allowing expanded general telecommunications use of the fiber optic cables that are the subject of this litigation. In January 2005, the trial court granted in part the plaintiffs’ motion to amend their complaint and denied the requested declaratory and injunctive relief. In November 2005, the trial court ruled in favor of the plaintiffs and against Gulf Power on their respective motions for partial summary judgment. In that same order, the trial court also denied Gulf Power’s motion to dismiss certain claims. Gulf Power filed an appeal to the Florida First District Court of Appeals in December 2005. In October 2006, the Florida First District Court of Appeals issued an order dismissing Gulf Power’s December 2005 appeal on the basis that the trial court’s order was a

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
non-final order and therefore not subject to review on appeal at that time. The case was returned to the trial court for further proceedings. The parties reached agreement on a proposed settlement plan that was subject to approval by the trial court. In November 2007, the trial court granted preliminary approval and set forth the requirements for the trial court to make its final determination on the proposed settlement. At a hearing on April 30, 2008, the trial court granted final approval of the settlement agreement. The time period for filing a timely appeal of that order has since expired.

To date, Mississippi Power has entered into agreements with the plaintiffs in approximately 90% of the actions pending against Mississippi Power to clarify its easement rights in the State of Mississippi. These agreements have been approved by the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases are in progress. These agreements have not resulted in any material effects on Southern Company’s or Mississippi Power’s financial statements.

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

Income Tax Matters

Leveraged Lease Transactions

See Note 1 to the financial statements of Southern Company under “Income and Other Taxes,” Note 3 to the financial statements of Southern Company under “Income Tax Matters,” and Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 – 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 – 2001 tax years. The IRS also challenged the SILO deductions for the tax years 2002 and 2003. The estimated amount of disputed tax and interest for these tax years was approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2007, Southern Company has claimed approximately $330 million in tax benefits related to these SILO transactions challenged by the IRS. These tax benefits relate to timing differences and do not impact total net income over the life of the transactions. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
During the second quarter 2008, decisions in favor of the IRS were reached in several court cases involving other tax payers with similar leveraged lease investments. Pursuant to the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) and FASB Staff Position No. 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), management is required to assess, on a periodic basis, the likely outcome of the uncertain tax positions related to the SILO transactions. Based on these accounting standards and management’s review of the recent court decisions, Southern Company recorded an after tax charge of approximately $67 million in the second quarter 2008. Of the total, approximately $16 million is associated with the application of FIN 48 and represents additional interest expense related to tax returns for years 2000 through 2007 and approximately $51 million represents non-cash charges related to the application of FSP 13-2. The charges related to FSP 13-2 reflect the reallocation of lease income and will be recognized as income over the remaining term of the affected leases. The tax benefit associated with the lease transactions represents timing differences that do not impact total net income over the life of the transactions. In accordance with the requirements of FIN 48 and FSP 13-2 Southern Company will continue to evaluate the SILO transactions and the projected timing of income tax cash flows in light of Southern Company’s pending litigation and other recent court decisions involving lease-in-lease-out (LILO) and SILO transactions. In addition, the U.S. Senate is currently considering legislation that would disallow tax benefits after December 31, 2007 for SILO losses and other international leveraged lease transactions (such as LILO transactions). The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of its pending litigation, other court decisions, and proposed legislation and cannot be determined at this time.

Georgia State Income Tax Credits

Georgia Power’s 2005 through 2008 income tax filings for the State of Georgia include state income tax credits for increased activity through Georgia ports. Georgia Power has also filed similar claims for the years 2002 through 2004. The Georgia Department of Revenue has not responded to these claims. On July 24, 2007, Georgia Power filed a complaint in the Superior Court of Fulton County to recover the credits claimed for the years 2002 through 2004. An unrecognized tax benefit has been recorded related to these credits. If Georgia Power prevails, these claims could have a significant, and possibly material, positive effect on Southern Company’s and Georgia Power’s net income. If Georgia Power is not successful, payment of the related state tax could have a significant, and possibly material, negative effect on Southern Company’s and Georgia Power’s cash flow. The ultimate outcome of this matter cannot now be determined.

IRC Section 199 Domestic Production Deduction

The American Jobs Creation Act of 2004 created a tax deduction for a portion of income attributable to U.S. production activities as defined in the IRC Section 199 (production activities deduction). The deduction is equal to a stated percentage of qualified production activities net income. The percentage is phased in over the years 2005 through 2010 with a 3% rate applicable to the years 2005 and 2006, a 6% rate applicable for years 2007 through 2009, and a 9% rate applicable for all years after 2009. The IRS has not clearly defined a methodology for calculating this deduction; therefore, an unrecognized tax benefit has been recorded related to this deduction.

(C)	FAIR VALUE MEASUREMENT

On January 1, 2008, the registrants adopted FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Southern Company, Alabama Power, and Georgia Power have elected the fair value option only for investment securities held in nuclear decommissioning trust funds (Funds). See Note 1 to the financial statements of Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Company, Alabama Power, and Georgia Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for information on these trusts funds.

Management elected the fair value option for the Funds because management believes that fair value best represents the nature of the Funds. Management has delegated day-to-day management of the investments in the Funds to unrelated third party managers with oversight by Southern Company, Alabama Power, and Georgia Power management. The managers of the Funds are authorized, within broad limits, to actively buy and sell securities at their own discretion in order to maximize the investment return on the Funds’ investments.

The adoption of SFAS No. 159 had no impact on the results of operations, cash flows, or financial condition of Southern Company, Alabama Power, and Georgia Power as all gains, losses, and other-than-temporary impairments, whether realized or unrealized, continue to be recorded through a regulatory liability. For the three months and six months ended June 30, 2008, the reduction in fair value of the Funds, which includes reinvested interest and dividends, was $3.5 million and $36.7 million, respectively, for Alabama Power, and was $3.5 million and $43.4 million, respectively, for Georgia Power, and which totals $7.0 million and $80.1 million, respectively, for Southern Company.

Also on January 1, 2008, the registrants adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in this standard is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.

SFAS No. 157 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.
•	Level 1 consists of observable market data in an active market for identical assets or liabilities.

•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.

•	Level 3 consists of unobservable market data. The input may reflect the assumptions of the registrant of what a market participant would use in pricing an asset or liability. If there is little available market data, then the registrant’s own assumptions are the best available information.
In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.

The adoption of SFAS No. 157 has not resulted in any significant changes to the methodologies used for fair value measurement. Primarily all the changes in the fair value of assets and liabilities are recorded in other comprehensive income or regulatory assets and liabilities, and thus the impact on earnings is limited to derivatives that do not qualify for hedge accounting. See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Decommissioning” in Item 8 of the Form 10-K for additional information and Note 6 to the financial statements of the registrants in Item 8 of the Form 10-K for information on financial instruments.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The fair value measurements performed on a recurring basis and the level of the fair value hierarchy in which they fall as of June 30, 2008 are as follows:

As of June 30, 2008:	Level 1	Level 2	Level 3	Total

	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$400.6	$—	$400.6
Interest rate derivatives	—	7.3	—	7.3
Nuclear decommissioning trusts	683.9	368.4	—	1,052.3	(a)
Other	1.0	41.9	44.3	87.2

Total fair value	$684.9	$818.2	$44.3	$1,547.4

Liabilities:
Energy-related derivatives	$—	$87.4	$—	$87.4
Interest rate derivatives	—	7.5	—	7.5

Total fair value	$—	$94.9	$—	$94.9

Alabama Power
Assets:
Energy-related derivatives	$—	$107.3	$—	$107.3
Interest rate derivatives	—	0.7	—	0.7
Nuclear decommissioning trusts	315.4	187.9	—	503.3	(a)

Total fair value	$315.4	$295.9	$—	$611.3

Liabilities:
Energy-related derivatives	$—	$2.4	$—	$2.4
Interest rate derivatives	—	3.8	—	3.8

Total fair value	$—	$6.2	$—	$6.2

Georgia Power
Assets:
Energy-related derivatives	$—	$171.8	$—	$171.8
Interest rate derivatives	—	6.6	—	6.6
Nuclear decommissioning trusts	368.5	180.5	—	549.0	(a)

Total fair value	$368.5	$358.9	$—	$727.4

Liabilities:
Energy-related derivatives	$—	$3.3	$—	$3.3
Interest rate derivatives	—	3.7	—	3.7

Total fair value	$—	$7.0	$—	$7.0

Gulf Power
Assets:
Energy-related derivatives total fair value	$—	$26.1	$—	$26.1

Liabilities:
Energy-related derivatives total fair value	$—	$0.7	$—	$0.7

Mississippi Power
Assets:
Energy-related derivatives total fair value	$—	$48.5	$—	$48.5

Liabilities:
Energy-related derivatives total fair value	$—	$4.4	$—	$4.4

Southern Power
Assets:
Energy-related derivatives total fair value	$—	$46.9	$—	$46.9

Liabilities:
Energy-related derivatives total fair value	$—	$76.6	$—	$76.6

(a)	Excludes receivables related to investment income and pending investment sales, and payables related to pending investment purchases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Energy-related derivatives and interest rate derivatives significantly comprise over-the-counter contracts. The nuclear decommissioning trust funds are invested in a diversified mix of equity and fixed income securities. “Other” represents marketable securities and funds set aside to fund deferred compensation for certain management and are also invested in various marketable securities. All of these financial instruments and investments are valued primarily using the market approach.
Changes in the fair value measurement of the Level 3 items for Southern Company at June 30, 2008 are as follows:

	Southern Company
	Three Months Ended	Six Months Ended
Other	June 30, 2008	June 30, 2008

	(in millions)
Beginning balance	$44.9	$50.4
Total gains or losses (realized/unrealized)
Included in other comprehensive income	(0.6)	(6.1)
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Ending balance as of June 30, 2008	$44.3	$44.3

(D)	CONSTRUCTION PROJECTS

Construction Program

The revised estimated total construction program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010 and for Georgia Power is $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. The revised estimates are a result of Georgia Power’s entering into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP 1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 7 to the financial statements of Southern Company and Georgia Power under “COMMITMENTS – Construction Program” in Item 8 of the Form 10-K for additional information.

Integrated Coal Gasification Combined Cycle

As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to another Southern Company project that would have been located in Orlando, Florida. The Orlando project was cancelled in 2007.

In December 2006, the Mississippi PSC approved Mississippi Power’s request for accounting treatment of the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities. The Mississippi PSC gave Mississippi Power the authority to defer such costs as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At June 30, 2008, Mississippi Power had spent $31.1 million, of which $2.7 million related to land purchases capitalized. Of the remaining $28.4 million, the retail portion of $20 million was deferred in other regulatory assets and the wholesale portion of $8.4 million was expensed. Of this $8.4 million, $4.3 million and $4.1 million are related to expenses through June 30, 2008 and 2007, respectively. The retail portion of these costs will be charged to and remain as a regulatory asset until the Mississippi PSC determines the prudence and ultimate recovery of such costs, which decision is expected by January 2009. The balance of such regulatory asset is included in Mississippi Power’s rate base for retail ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

As reported shares	769,122	755,137	767,636	752,698
Effect of options	4,018	4,709	4,091	4,898

Diluted shares	773,140	759,846	771,727	757,596

(F)	FINANCIAL INSTRUMENTS

See Note 6 to the financial statements of the registrants under “Financial Instruments” in Item 8 of the Form 10-K. At June 30, 2008, the fair value of energy-related derivative contracts was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/liabilities, net	$343.6	$104.9	$168.5	$25.4	$44.8	$—
Accumulated other comprehensive income (loss)	(23.9)	—	—	—	(2.3)	(21.6)
Net income (loss)	(6.5)	—	—	—	1.6	(8.1)

Total fair value	$313.2	$104.9	$168.5	$25.4	$44.1	$(29.7)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
For the three months and six months ended June 30, 2008, the unrealized gain/(loss) recognized in income for energy-related derivative contracts that are not hedges was $7.6 million and $(6.6) million, respectively, for Southern Company, was $1.5 million and $1.8 million, respectively, for Mississippi Power, was $5.9 million and $(8.5) million, respectively, for Southern Power, and was immaterial for all other registrants. For the three months and six months ended June 30, 2007, the unrealized gain recognized in income was $1.7 million and $1.5 million, respectively, for Southern Company, was $1.5 million and $1.1 million, respectively, for Southern Power, and was immaterial for all other registrants.

The amounts reclassified from other comprehensive income to revenue and fuel expense for the three months and six months ended June 30, 2008 and 2007 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and six months ended June 30, 2008 and 2007. The amounts expected to be reclassified from other comprehensive income to revenue for the next twelve-month period to June 30, 2009 are losses of $25.1 million for Southern Company, $3.4 million for Mississippi Power, $21.7 million for Southern Power, and are immaterial for all other registrants. All other expected reclassifications to income are immaterial for each registrant.

During 2007, Southern Company had derivatives in place to reduce its exposure to a phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits were subject to limitation as the annual average price of oil increases. These derivatives settled on January 1, 2008 and thus there was no income statement impact in the six months ended June 30, 2008. For the three months and six months ended June 30, 2007, the fair value loss recognized in income to mark the derivatives to market was $6.5 million and $0.2 million, respectively.

At June 30, 2008, Southern Company had a total of $1.6 billion notional amount of interest rate derivatives outstanding with net fair value losses of approximately $0.2 million as follows:

Cash Flow Hedges

					Fair Value
			Weighted	Hedge	Gain(Loss)
	Notional	Variable Rate	Average	Maturity	June 30,
	Amount	Received	Fixed Rate Paid	Date	2008

	(in millions)				(in millions)
Alabama Power*	$576	SIFMA Index	2.69%	February 2010	$(3.1)
Georgia Power*	301	SIFMA Index	2.22%	December 2009	0.7
Georgia Power	75	1-month LIBOR	2.70%	September 2008	—
Georgia Power	75	1-month LIBOR	2.61%	November 2008	0.1
Georgia Power	150	3-month LIBOR	2.63%	February 2009	0.5
Georgia Power	100	3-month LIBOR	5.28%	February 2019	(3.6)
Georgia Power	300	1-month LIBOR	2.43%	April 2010	5.2

*	Hedged using the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA) (formerly the Bond Market Association/PSA Municipal Swap Index)
The amounts reclassified from other comprehensive income to interest expense for the three months and six months ended June 30, 2008 were losses of $6.2 million and $10.8 million, respectively, for Southern Company and $3.5 million and $7.0 million, respectively, for Southern Power, and were immaterial for all other registrants. For the three months and six months ended June 30, 2007, the losses reclassified to interest expense were $3.8 million and $7.3 million, respectively, for Southern Company and $3.3 million and $6.6 million, respectively, for Southern Power, and were immaterial

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
for all other registrants. No material ineffectiveness has been recorded in net income for any of the periods reported.

For the next twelve-month period ending June 30, 2009, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(15.6)
Alabama Power	(2.8)
Georgia Power	(1.9)
Gulf Power	(1.1)
Southern Power	(9.9)
(G)	RETIREMENT BENEFITS

Southern Company accounts for pension and other postretirement obligations in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of an asset for a plan’s over funded status or a liability for a plan’s under funded status in Southern Company’s statement of financial position. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as Southern Company’s fiscal year end. As permitted, Southern Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008. Southern Company’s pension and postretirement plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with Southern Company’s fiscal year end. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $28 million and prepaid pension costs by approximately $16 million. There was no effect on Southern Company’s results of operations or cash flows.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three- and six-month periods ended June 30, 2008 and 2007 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2008
Service cost	$37	$8	$13	$1	$1
Interest cost	87	22	34	4	4
Expected return on plan assets	(132)	(40)	(53)	(6)	(5)
Net amortization	11	3	3	1	1

Net cost (income)	$3	$(7)	$(3)	$—	$1

Six Months Ended June 30, 2008
Service cost	$73	$17	$25	$3	$3
Interest cost	174	44	67	8	8
Expected return on plan assets	(263)	(80)	(106)	(12)	(10)
Net amortization	23	6	8	1	1

Net cost (income)	$7	$(13)	$(6)	$—	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
PENSION PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2007
Service cost	$36	$8	$12	$1	$1
Interest cost	80	20	32	3	3
Expected return on plan assets	(121)	(36)	(48)	(5)	(4)
Net amortization	10	3	3	1	1

Net cost (income)	$5	$(5)	$(1)	$—	$1

Six Months Ended June 30, 2007
Service cost	$73	$17	$25	$3	$3
Interest cost	161	41	63	7	7
Expected return on plan assets	(241)	(73)	(97)	(11)	(9)
Net amortization	22	6	8	1	1

Net cost (income)	$15	$(9)	$(1)	$—	$2

	Southern	Alabama	Georgia	Gulf	Mississippi
POSTRETIREMENT PLANS	Company	Power	Power	Power	Power

Three Months Ended June 30, 2008
Service cost	$7	$2	$3	$1	$1
Interest cost	27	8	13	1	2
Expected return on plan assets	(14)	(6)	(8)	(1)	(1)
Net amortization	7	2	4	1	—

Net cost (income)	$27	$6	$12	$2	$2

Six Months Ended June 30, 2008
Service cost	$14	$4	$5	$1	$1
Interest cost	55	15	25	2	3
Expected return on plan assets	(29)	(11)	(15)	(1)	(1)
Net amortization	15	4	8	1	—

Net cost (income)	$55	$12	$23	$3	$3

Three Months Ended June 30, 2007
Service cost	$7	$2	$2	$1	$1
Interest cost	26	7	11	1	1
Expected return on plan assets	(13)	(5)	(6)	(1)	(1)
Net amortization	10	3	5	1	—

Net cost (income)	$30	$7	$12	$2	$1

Six Months Ended June 30, 2007
Service cost	$14	$4	$5	$1	$1
Interest cost	53	14	23	2	2
Expected return on plan assets	(26)	(10)	(13)	(1)	(1)
Net amortization	20	6	10	1	1

Net cost (income)	$61	$14	$25	$3	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(H)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

Southern Company’s effective tax rate was 33.3% for the six months ended June 30, 2008, as compared to 31.4% for the same period in 2007. The increase was largely due to the unavailability of synthetic fuel tax credits in 2008. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company recorded net synthetic fuel tax credits for the six months ended June 30, 2008 that are $42 million less than the net synthetic fuel tax credits recorded for the same period in 2007, which resulted in an increase in income tax expense. The credits are not allowed under IRC Section 45K for any production after December 31, 2007. The increase in Southern Company’s effective tax rate was partially offset by decreases in the effective tax rate at all of the other registrants. These decreases were due to additional allowance for equity funds used during construction (which is not taxable) recorded by Alabama Power, Georgia Power, and Gulf Power and by an increase in the production activities deduction.

Unrecognized Tax Benefits

For the first six months of 2008, the total amount of unrecognized tax benefits increased $142 million, resulting in $406 million in unrecognized tax benefits as of June 30, 2008. Of the $142 million increase, $115 million relates to tax positions for which the deductibility is certain, but some uncertainty exists regarding the timing of the deductibility. Of the remaining $27 million, $24 million is for unrecognized tax benefits at Georgia Power and relates to positions that if recognized would impact Georgia Power’s and Southern Company’s effective tax rates.

It is reasonably possible that the amount of the unrecognized benefit with respect to a majority of Georgia Power’s and Southern Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The possible settlement of the SILO litigation, the Georgia state tax credits litigation, the production activities deduction, and/or the conclusion or settlement of federal or state audits could impact the balances significantly. At this time, other than the SILO litigation, an estimate of the range of reasonably possible outcomes cannot be determined. Southern Company’s unrecognized tax benefit related to the SILO litigation could decrease by $280 million within the next 12 months. However, since the unrecognized tax benefits related to the SILO litigation are related to timing differences only, the $280 million decrease would have no impact on income.

(I)	NUCLEAR FUEL DISPOSAL COST LITIGATION

See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. In July 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. In August 2007, the government filed a motion for reconsideration, which was denied in November 2007. On January 2, 2008, the government filed a notice of appeal. On February 29, 2008, the government filed a motion to stay the appeal pending the court’s decisions in three other cases already on appeal. On April 1, 2008, the court granted the government’s motion to stay the appeal. A claim against the government was also filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s continuing breach of contract. This claim was filed without including any dollar amount for recovery of damages. The final outcome of this matter cannot be determined at this time,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

(J)	SOUTHERN POWER DEPRECIATION STUDY

Southern Power revised its depreciation rates in January 2008. This change in estimate arises from changes in useful life assumptions of certain components of plant in service based on an engineering study completed in the first quarter 2008. Depreciation rates by generating facility changed from a range of 2.7% to 3.8% to a range of 1.8% to 4.1%. These changes increased depreciation and reduced net income by $1.3 million for the first six months of 2008. The expected total impact on Southern Power’s net income for 2008 is a decrease of $2.7 million.

(K)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $144 million and $277 million for the three months and six months ended June 30, 2008, respectively, and $144 million and $253 million for the three months and six months ended June 30, 2007, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended June 30, 2008:
Operating revenues	$4,075	$316	$(208)	$4,183	$47	$(15)	$4,215
Segment net income (loss)	451	35	—	486	(71)	2	417
Six Months Ended June 30, 2008:
Operating revenues	$7,693	$532	$(393)	$7,832	$95	$(29)	$7,898
Segment net income (loss)	793	64	—	857	(81)	—	776
Total assets at June 30, 2008	$44,012	$2,946	$(232)	$46,726	$1,608	$(476)	$47,858

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended June 30, 2007:
Operating revenues	$3,658	$245	$(182)	$3,721	$98	$(47)	$3,772
Segment net income (loss)	383	40	—	423	6	—	429
Six Months Ended June 30, 2007:
Operating revenues	$6,952	$437	$(322)	$7,067	$199	$(85)	$7,181
Segment net income (loss)	667	72	—	739	30	(1)	768
Total assets at December 31, 2007	$41,812	$2,769	$(122)	$44,459	$1,767	$(437)	$45,789

Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total

	(in millions)
Three Months Ended June 30, 2008	$3,449	$591	$143	$4,183
Three Months Ended June 30, 2007	3,105	487	129	3,721

Six Months Ended June 30, 2008	$6,455	$1,105	$272	$7,832
Six Months Ended June 30, 2007	5,849	968	250	7,067

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which the registrants are involved.
Item 1A. Risk Factors.
See RISK FACTORS in Item 1A of the Form 10-K for a discussion of the risk factors of the registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
Southern Company
Southern Company held its annual meeting of shareholders on May 28, 2008. Each nominee for director of Southern Company received the requisite plurality of votes for election. The vote tabulation was as follows:

Nominees	Shares For	Shares Withheld

Juanita Powell Baranco	567,366,162	14,564,721
Dorrit J. Bern	566,417,257	15,513,626
Francis S. Blake	567,270,778	14,660,105
Jon A. Boscia	567,591,995	14,338,888
Thomas F. Chapman	567,929,297	14,001,586
H. William Habermeyer, Jr.	567,423,496	14,507,387
Warren A. Hood, Jr.	567,961,419	13,969,464
Donald M. James	565,846,067	16,084,816
J. Neal Purcell	567,620,348	14,310,535
David M. Ratcliffe	565,276,208	16,654,675
William G. Smith, Jr.	568,114,980	13,815,903
Gerald J. St. Pé	565,448,641	16,482,242
In addition, at the annual meeting, shareholders were asked to vote on a number of proposals which were as follows:
•	to ratify the appointment of the independent registered public accounting firm. Vote tabulation for this proposal was 569,959,208 shares for, 3,490,470 shares against, and 8,481,205 shares abstaining. As a result of this vote, the appointment of the independent registered public accounting firm was ratified.

•	to amend the Southern Company by-laws. Vote tabulation for this proposal was 439,321,507 shares for, 35,944,864 shares against, and 10,512,423 shares abstaining. Although this proposal received a majority of the votes, its approval was contingent upon the approval of the next proposal to amend the Certificate of Incorporation and, therefore, this proposal to amend the by-laws of Southern Company was not approved.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
•	to amend Southern Company’s Certificate of Incorporation. Vote tabulation for this proposal was 442,348,920 shares for, 32,423,836 shares against, and 11,006,038 shares abstaining. Since this proposal to amend Southern Company’s Certificate of Incorporation did not receive the requisite votes totaling 66 2/3% of the shares outstanding, it was not approved.

•	stockholder proposal on an environmental report. Vote tabulation for this proposal was 46,889,167 shares for, 334,179,914 shares against, and 57,084,932 shares abstaining. As a result of this vote, the shareholder proposal on an environmental report was not approved.
Alabama Power
Alabama Power held its annual meeting of common shareholders and preferred shareholders on April 25, 2008, and the following persons were elected to serve as directors of Alabama Power:

Whit Armstrong	Robert D. Powers
David J. Cooper, Sr.	David M. Ratcliffe
John D. Johns	C. Dowd Ritter
Patricia M. King	James H. Sanford
James K. Lowder	John C. Webb, IV
Charles D. McCrary	James W. Wright
Malcolm Portera
All 21,725,000 of the shares of Alabama Power’s common stock outstanding on the record date were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock or Class A preferred stock were voted. None of the shares of preference stock were entitled to vote.
In addition, at the annual meeting, shareholders were asked to vote for a proposed amendment to Alabama Power’s Articles of Incorporation, which would increase the authorized number of shares of common stock from 25,000,000 shares to 40,000,000 shares. The vote tabulation was 21,725,000 shares for, 0 shares against, and 0 shares abstaining. None of the shares of preferred stock or Class A preferred stock were voted. None of the shares of preference stock were entitled to vote. As a result of this vote, the amendment was approved.
Georgia Power
Georgia Power held its annual meeting of common shareholders and preferred shareholders on May 21, 2008, and the following persons were elected to serve as directors of Georgia Power:

Robert L. Brown, Jr.	D. Gary Thompson
Anna R. Cablik	Richard W. Ussery
Michael D. Garrett	W. Jerry Vereen
David M. Ratcliffe	E. Jenner Wood, III
Jimmy C. Tallent
All of the 9,261,500 outstanding shares of Georgia Power’s common stock were owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of Class A preferred stock were voted. None of the shares of preference stock were entitled to vote.

Item 4. Submission of Matters to a Vote of Security Holders. (Continued)
Gulf Power
By written consent, in lieu of the annual meeting of stockholders of Gulf Power, effective June 24, 2008, the following persons were elected to serve as directors of Gulf Power:

C. LeDon Anchors	William A. Pullum
William C. Cramer, Jr.	Winston E. Scott
Fred C. Donovan, Sr.	Susan N. Story
All of the 1,792,717 outstanding shares of Gulf Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preference stock were entitled to vote.
Mississippi Power
Mississippi Power held its annual meeting of common shareholders and preferred shareholders on May 22, 2008, and the following persons were elected to serve as directors of Mississippi Power:

Roy Anderson, III	Martha D. Saunders
Tommy E. Dulaney	George A. Schloegel
Aubrey B. Patterson, Jr.	Philip J. Terrell
Christine L. Pickering	Anthony J. Topazi
All of the 1,121,000 outstanding shares of Mississippi Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors. None of the shares of preferred stock were voted.
Southern Power
By written consent, in lieu of the annual meeting of stockholders of Southern Power, effective May 30, 2008, the following persons were elected to serve as directors of Southern Power:

William P. Bowers	G. Edison Holland, Jr.
Thomas A. Fanning	David M. Ratcliffe
All of the 1,000 outstanding shares of Southern Power’s common stock are owned by Southern Company and were voted in favor of the nominees for directors.

Item 6. Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Alabama Power

(b)1	-	Forty-First Supplemental Indenture to Senior Note Indenture dated as of May 14, 2008, providing for the issuance of the Series 2008A 6.125% Senior Notes. (Designated in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2.)

Georgia Power

(c)1	-	Thirty-Fifth Supplemental Indenture to Senior Note Indenture dated as of June 5, 2008, providing for the issuance of the Series 2008B 5.40% Senior Notes. (Designated in Form 8-K dated May 27, 2008, File No. 1-6468, as Exhibit 4.2.)

(10) Material Contracts

Alabama Power

(b)1	-	Deferred Compensation Plan for Outside Directors of Alabama Power Company, Amended and Restated effective January 1, 2008.

Georgia Power

(c)1	-	Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for OPC, MEAG Power, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Georgia Power requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filing and filed them separately with the SEC.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

(d)2	-	Power of Attorney for Philip C. Raymond. (Designated in the Form 10-Q for the quarter ended March 31, 2008, File No. 0-2429 as Exhibit 24(d)2 and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

THE SOUTHERN COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	W. Paul Bowers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston (Wayne Boston, Attorney-in-fact)
Date: August 6, 2008

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
Date: August 6, 2008

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
Date: August 6, 2008

GULF POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By	Susan N. Story
President and Chief Executive Officer
(Principal Executive Officer)

By	Philip C. Raymond
Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston (Wayne Boston, Attorney-in-fact)
Date: August 6, 2008

MISSISSIPPI POWER COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Frances Turnage
Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston (Wayne Boston, Attorney-in-fact)
Date: August 6, 2008

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
Senior Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Wayne Boston (Wayne Boston, Attorney-in-fact)
Date: August 6, 2008