Form 10-Q
period 2008-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2008-11-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

	Description of	Shares Outstanding
Registrant	Common Stock	at September 30, 2008
The Southern Company	Par Value $5 Per Share	774,580,361
Alabama Power Company	Par Value $40 Per Share	23,600,000
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	1,792,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

		Page
		Number
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	165
Item 1A.	Risk Factors	165
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	166
	Signatures	169

DEFINITIONS

Term	Meaning
2007 Retail Rate Plan	Georgia Power’s retail rate plan for the years 2008 through 2010
Alabama Power	Alabama Power Company
Bcf	Billion cubic feet
Clean Air Act	Clean Air Act Amendments of 1990
Dalton Utilities	The City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light and Sinking Fund Commissioners
DOE	U.S. Department of Energy
Duke Energy	Duke Energy Corporation
ECO Plan	Mississippi Power’s Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2007
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MEAG Power	Municipal Electric Authority of Georgia
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OPC	Oglethorpe Power Corporation
PEP	Performance Evaluation Plan
Power Pool	The operating arrangement whereby the integrated generating resources of the traditional operating companies and Southern Power are subject to joint commitment and dispatch in order to serve their combined load obligations
PPA	Power Purchase Agreement
PSC	Public Service Commission
Rate CNP	Alabama Power’s certified new plant rate mechanism
Rate ECR	Alabama Power’s energy cost recovery rate mechanism
Rate NDR	Alabama Power’s natural disaster recovery rate mechanism
Rate RSE	Alabama Power’s rate stabilization and equilization rate mechanism
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power

DEFINITIONS
(continued)

Term	Meaning
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SFAS No. 157	FASB Statement No. 157, “Fair Value Measurement”
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company
Stone & Webster	Stone & Webster, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the strategic goals for the wholesale business, retail sales growth, customer growth, storm damage cost recovery and repairs, fuel cost recovery and other rate actions, environmental regulations and expenditures, earnings growth, dividend payout ratios, access to sources of capital, projections for postretirement benefit and nuclear decommissioning trust contributions, financing activities, completion of construction projects, plans and estimated costs for new generation resources, sales under new PPAs, impacts of adoption of new accounting rules, costs of implementing the IIC settlement with the FERC, cash flow impact of the Economic Stimulus Act of 2008 on tax payments in 2008, unrecognized tax benefits related to leveraged lease transactions, estimated sales under new power sale agreements, and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
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

THE SOUTHERN COMPANY AND
SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$4,478,292	$4,085,704	$10,933,784	$9,934,571
Wholesale revenues	774,847	563,233	1,880,311	1,530,809
Other electric revenues	142,459	130,590	413,811	381,467
Other revenues	30,901	52,516	96,690	165,793

Total operating revenues	5,426,499	4,832,043	13,324,596	12,012,640

Operating Expenses:
Fuel	2,152,828	1,738,693	5,226,845	4,512,718
Purchased power	378,259	281,489	668,423	445,698
Other operations	644,191	651,127	1,853,986	1,802,876
Maintenance	264,213	260,449	866,233	831,483
Depreciation and amortization	367,014	311,939	1,069,644	928,569
Taxes other than income taxes	215,298	206,763	602,612	574,329

Total operating expenses	4,021,803	3,450,460	10,287,743	9,095,673

Operating Income	1,404,696	1,381,583	3,036,853	2,916,967
Other Income and (Expense):
Allowance for equity funds used during construction	35,541	28,050	111,612	71,821
Interest income	9,744	11,638	20,737	31,853
Equity in income (losses) of unconsolidated subsidiaries	4,704	(410)	6,129	(20,712)
Leveraged lease income (losses)	6,343	12,359	(53,611)	31,928
Interest expense, net of amounts capitalized	(219,067)	(232,786)	(665,123)	(673,212)
Preferred and preference dividends of subsidiaries	(16,194)	(10,451)	(48,584)	(30,709)
Other income (expense), net	(10,816)	17,271	(14,386)	8,325

Total other income and (expense)	(189,745)	(174,329)	(643,226)	(580,706)

Earnings Before Income Taxes	1,214,951	1,207,254	2,393,627	2,336,261
Income taxes	434,515	445,259	837,605	806,424

Consolidated Net Income	$780,436	$761,995	$1,556,022	$1,529,837

Common Stock Data:
Earnings per share —
Basic	$1.01	$1.00	$2.02	$2.03
Diluted	$1.00	$1.00	$2.01	$2.02
Average number of shares of common stock outstanding (in thousands)
Basic	772,622	758,308	769,298	754,568
Diluted	776,903	762,392	773,451	759,182
Cash dividends paid per share of common stock	$0.4200	$0.4025	$1.2425	$1.1925
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Consolidated net income	$1,556,022	$1,529,837
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	1,265,696	1,108,475
Deferred income taxes and investment tax credits	46,006	102,314
Deferred revenues	94,924	(5,527)
Allowance for equity funds used during construction	(111,612)	(71,821)
Equity in income (losses) of unconsolidated subsidiaries	(6,129)	20,712
Leveraged lease income (losses)	53,611	(31,928)
Pension, postretirement, and other employee benefits	75,965	75,303
Stock option expense	17,730	26,011
Hedge settlements	17,289	15,151
Hurricane Katrina grant proceeds-property reserve	—	60,000
Other, net	(57,111)	15,981
Changes in certain current assets and liabilities —
Receivables	(522,004)	(426,107)
Fossil fuel stock	(112,328)	(57,624)
Materials and supplies	(25,347)	(55,191)
Other current assets	(33,896)	(2,808)
Hurricane Katrina grant proceeds	—	14,345
Accounts payable	(45,080)	(3,951)
Accrued taxes	409,684	303,781
Accrued compensation	(86,436)	(148,274)
Other current liabilities	49,651	(1,342)

Net cash provided from operating activities	2,586,635	2,467,337

Investing Activities:
Property additions	(2,860,118)	(2,469,059)
Investment in restricted cash from pollution control bonds	(5,454)	(96,052)
Distribution of restricted cash from pollution control bonds	46,782	44,550
Nuclear decommissioning trust fund purchases	(581,171)	(538,049)
Nuclear decommissioning trust fund sales	574,291	531,169
Proceeds from property sales	5,718	31,333
Investment in unconsolidated subsidiaries	(1,000)	(34,550)
Cost of removal, net of salvage	(74,714)	(65,601)
Hurricane Katrina capital grant proceeds	7,314	10,869
Other	(91,419)	25,908

Net cash used for investing activities	(2,979,771)	(2,559,482)

Financing Activities:
Increase (decrease) in notes payable, net	62,302	(656,348)
Proceeds —
Long-term debt	2,416,035	3,081,500
Common stock	381,200	414,498
Preference stock	—	150,000
Redemptions —
Long-term debt	(769,790)	(1,599,646)
Preferred stock	(125,000)	—
Payment of common stock dividends	(954,438)	(898,766)
Other	(11,704)	(31,432)

Net cash provided from financing activities	998,605	459,806

Net Change in Cash and Cash Equivalents	605,469	367,661
Cash and Cash Equivalents at Beginning of Period	200,550	166,846

Cash and Cash Equivalents at End of Period	$806,019	$534,507

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $54,403 and $44,229 capitalized for 2008 and 2007, respectively)	$575,597	$600,634
Income taxes (net of refunds)	$489,600	$388,634
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$806,019	$200,550
Restricted cash	31,007	68,013
Receivables —
Customer accounts receivable	1,310,242	999,264
Unbilled revenues	390,069	294,487
Under recovered regulatory clause revenues	630,336	715,744
Other accounts and notes receivable	272,367	347,573
Accumulated provision for uncollectible accounts	(27,723)	(22,142)
Fossil fuel stock, at average cost	826,460	709,823
Materials and supplies, at average cost	755,060	725,001
Vacation pay	134,622	134,806
Prepaid expenses	258,022	147,903
Other	438,220	411,210

Total current assets	5,824,701	4,732,232

Property, Plant, and Equipment:
In service	49,821,845	47,175,717
Less accumulated depreciation	18,105,660	17,412,658

	31,716,185	29,763,059
Nuclear fuel, at amortized cost	460,848	336,129
Construction work in progress	2,935,064	3,227,605

Total property, plant, and equipment	35,112,097	33,326,793

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	978,450	1,131,798
Leveraged leases	929,824	984,441
Other	224,290	237,400

Total other property and investments	2,132,564	2,353,639

Deferred Charges and Other Assets:
Deferred charges related to income taxes	957,151	910,402
Prepaid pension costs	2,430,760	2,368,798
Unamortized debt issuance expense	199,191	190,700
Unamortized loss on reacquired debt	274,130	288,973
Deferred under recovered regulatory clause revenues	654,127	388,945
Other regulatory assets	914,500	769,226
Other	513,128	459,172

Total deferred charges and other assets	5,942,987	5,376,216

Total Assets	$49,012,349	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholders’ Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$1,076,285	$1,177,889
Notes payable	1,333,760	1,271,457
Accounts payable	1,187,460	1,213,766
Customer deposits	295,611	273,800
Accrued taxes —
Income taxes	203,673	52,237
Unrecognized tax benefits	241,676	164,599
Other	429,554	329,895
Accrued interest	256,974	217,883
Accrued vacation pay	170,279	170,574
Accrued compensation	323,059	407,543
Other	372,354	351,017

Total current liabilities	5,890,685	5,630,660

Long-term Debt	15,781,761	14,143,114

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,996,905	5,838,674
Deferred credits related to income taxes	258,426	272,181
Accumulated deferred investment tax credits	461,431	479,302
Employee benefit obligations	1,575,486	1,492,472
Asset retirement obligations	1,164,770	1,200,094
Other cost of removal obligations	1,340,587	1,307,732
Other regulatory liabilities	1,665,155	1,613,004
Other	391,224	346,371

Total deferred credits and other liabilities	12,853,984	12,549,830

Total Liabilities	34,526,430	32,323,604

Preferred and Preference Stock of Subsidiaries	1,081,863	1,080,248

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — September 30, 2008: 774,988,223 Shares;
— December 31, 2007: 763,502,427 Shares
Treasury — September 30, 2008: 407,862 Shares;
— December 31, 2007: 398,746 Shares
Par value	3,874,898	3,817,453
Paid-in capital	1,812,324	1,454,288
Treasury, at cost	(12,867)	(11,143)
Retained earnings	7,752,182	7,154,596
Accumulated other comprehensive loss	(22,481)	(30,166)

Total Common Stockholders’ Equity	13,404,056	12,385,028

Total Liabilities and Stockholders’ Equity	$49,012,349	$45,788,880

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Consolidated Net Income	$780,436	$761,995	$1,556,022	$1,529,837
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $11,996, $(7,342), $579, and $6,087, respectively	18,604	(11,667)	690	9,704
Reclassification adjustment for amounts included in net income, net of tax of $1,730, $1,548, $5,879, and $4,227, respectively	2,708	2,369	9,217	6,770
Marketable securities:
Change in fair value, net of tax of $163, $1,094, $(2,293), and $2,998, respectively	86	2,130	(3,940)	4,757
Reclassification adjustment for amounts included in net income, net of tax of $3, $(127), $3, and $(488), respectively	4	(201)	4	(774)
Pension and other post retirement benefit plans:
Additional prior service costs from amendment to non-qualified plans, net of tax of $-, $-,$-, and $(1,510), respectively	—	—	—	(2,424)
Reclassification adjustment for amounts included in net income, net of tax of $237, $263, $773, and $790, respectively	376	422	1,258	1,264

Total other comprehensive income (loss)	21,778	(6,947)	7,229	19,297

COMPREHENSIVE INCOME	$802,214	$755,048	$1,563,251	$1,549,134

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$18.4	2.4	$26.2	1.7

Southern Company’s third quarter 2008 earnings were $780.4 million ($1.01 per share) compared to $762.0 million ($1.00 per share) for the third quarter 2007. The increase for third quarter 2008 when compared to the same period in 2007 was primarily the result of an increase in contributions from market-response rates to large commercial and industrial customers and retail base rate increases at Alabama Power and Georgia Power. This increase was partially offset by higher depreciation and amortization.
Southern Company’s year-to-date 2008 earnings were $1.56 billion ($2.02 per share) compared to $1.53 billion ($2.03 per share) for year-to-date 2007. The increase for year-to-date 2008 when compared to the same period in 2007 was primarily the result of an increase in contributions from market-response rates to large commercial and industrial customers, retail base rate increases at Alabama Power and Georgia Power, and an increase in allowance for equity funds used during construction. This increase for year-to-date 2008 was partially offset by lower leveraged lease income related to a significant charge in the second quarter 2008, higher depreciation and amortization, and higher other operations and maintenance expenses.
Retail Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$392.6	9.6	$999.2	10.1

In the third quarter 2008, retail revenues were $4.48 billion compared to $4.09 billion for the same period in 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, retail revenues were $10.93 billion compared to $9.93 billion for the same period in 2007.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2008		2008
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$4,085.7		$9,934.6
Estimated change in —
Rates and pricing	194.4	4.8	542.8	5.5
Sales growth	(21.5)	(0.5)	1.9	0.0
Weather	(84.4)	(2.1)	(97.8)	(1.0)
Fuel and other cost recovery	304.1	7.4	552.3	5.6

Retail – current year	$4,478.3	9.6%	$10,933.8	10.1%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007 primarily as a result of an increase in revenues from market-response rates to large commercial and industrial customers and retail base rate increases at Alabama Power and Georgia Power.
Revenues attributable to changes in sales growth decreased in the third quarter 2008 when compared to the same period in 2007 due to a 1.4% decrease in weather-adjusted retail KWH sales. This decrease resulted primarily from a 2.1% decrease in electricity usage mainly due to a slowing economy and lower home occupancy rates in Southern Company’s service area as compared to the same period in 2007, partially offset by a 0.7% increase in customer growth. For the third quarter 2008, weather-adjusted residential KWH sales decreased 2.4%, weather-adjusted commercial KWH sales increased 1.1%, and weather-adjusted industrial KWH sales decreased 3.0%. Revenues attributable to changes in sales growth were insignificant for year-to-date 2008 when compared to the same period in 2007.
Revenues resulting from changes in weather decreased in the third quarter and year-to-date 2008 because of less favorable weather when compared to the same periods in 2007.
Fuel and other cost recovery revenues increased $304.1 million in the third quarter 2008 and $552.3 million for year-to-date 2008 when compared to the same periods in 2007. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$211.6	37.6	$349.5	22.8

In the third quarter 2008, wholesale revenues were $774.8 million compared to $563.2 million for the same period in 2007.
For year-to-date 2008, wholesale revenues were $1.88 billion compared to $1.53 billion for the same period in 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increases for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily the result of higher revenues associated with new and existing wholesale contracts, as well as increases in fuel revenues due to increases of 31.6% and 19.3% in the average unit cost of fuel per net KWH generated in the third quarter and year-to-date 2008, respectively. Lower revenues from short-term opportunity sales partially offset the third quarter and year-to-date 2008 increases. Short-term opportunity sales are made at market-based rates that generally provide a margin above Southern Company’s variable cost to produce the energy. Weather-related generation load reductions when compared to the same periods in 2007 also partially offset the third quarter and year-to-date 2008 increases.
Other Electric Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$11.9	9.1	$32.3	8.5

In the third quarter 2008, other electric revenues were $142.5 million compared to $130.6 million for the same period in 2007. The increase was primarily the result of a $5.3 million increase in co-generation revenues due to higher natural gas prices, an increase in customer fees of $3.0 million, and a $2.0 million increase in transmission revenues.
For year-to-date 2008, other electric revenues were $413.8 million compared to $381.5 million for the same period in 2007. The increase was primarily the result of a $14.5 million increase in co-generation revenues due to higher natural gas prices, an increase in customer fees of $6.8 million, an increase in transmission revenues of $5.7 million, and an increase in outdoor lighting revenues of $5.2 million.
Co-generation revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Other Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(21.6)	(41.2)	$(69.1)	(41.7)

In the third quarter 2008, other revenues were $30.9 million compared to $52.5 million for the same period in 2007. The decrease was primarily the result of a $15.4 million decrease due to Southern Company ending its synthetic fuel production in December 2007.
For year-to-date 2008, other revenues were $96.7 million compared to $165.8 million for the same period in 2007. The decrease was primarily the result of a $47.2 million decrease due to Southern Company ending its synthetic fuel production in December 2007 and a $4.4 million decrease in revenues at a subsidiary that provides energy-related services.
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$414.1	23.8	$714.1	15.8
Purchased power	96.8	34.4	222.7	50.0

Total fuel and purchased power expenses	$510.9		$936.8

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2008, fuel and purchased power expenses were $2.53 billion compared to $2.02 billion for the same period in 2007. The increase was primarily due to a $572.9 million net increase in the average cost of fuel and purchased power, primarily related to a 34.7% increase in the cost of coal per net KWH generated, partially offset by a $62.0 million net decrease related to lower total KWHs generated and purchased when compared to the same period in 2007.
For year-to-date 2008, fuel and purchased power expenses were $5.90 billion compared to $4.96 billion for the same period in 2007. The increase was primarily due to a $923.5 million net increase in the average cost of fuel and purchased power, primarily related to a 22.4% increase in the cost of coal per net KWH generated, and a $13.3 million net increase related to higher total KWHs generated and purchased when compared to the same period in 2007.
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
Details of Southern Company’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.96	3.01	31.6	3.46	2.90	19.3
Purchased power	10.19	8.67	17.5	8.80	7.75	13.6

Energy purchases will vary depending on demand for energy within the Southern Company service area, the market cost of available energy as compared to the cost of Southern Company system-generated energy, and the availability of Southern Company system generation.
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$(6.9)	(1.1)	$51.1	2.8
Maintenance	3.7	1.4	34.8	4.2

Total other operations and maintenance	$(3.2)		$85.9

In the third quarter 2008, other operations and maintenance expenses were $908.4 million compared to $911.6 million for the same period in 2007. The third quarter 2008 variance when compared to the third quarter 2007 is not material.
For year-to-date 2008, other operations and maintenance expenses were $2.72 billion compared to $2.63 billion for the same period in 2007. The increase was primarily due to a $62.6 million increase in fossil and hydro expenses due to costs incurred for scheduled outages, increases in commodity and labor costs, and expenses for new facilities; and a $27.5 million increase in nuclear expenses due to costs incurred for scheduled outages and increases in commodity and labor costs, partially offset by levelization of nuclear refueling outages.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depreciation and Amortization

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$55.1	17.7	$141.1	15.2

In the third quarter 2008, depreciation and amortization was $367.0 million compared to $311.9 million for the same period in 2007.
For year-to-date 2008, depreciation and amortization was $1.07 billion compared to $928.6 million for the same period in 2007.
The increases for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily due to an increase in plant in service related to environmental projects at Alabama Power and environmental, transmission, and distribution projects at Georgia Power. An increase in depreciation rates at Georgia Power and Southern Power also contributed to the third quarter and year-to-date 2008 increases, as well as the completion of Southern Power’s Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008.
Taxes Other Than Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$8.5	4.1	$28.3	4.9

In the third quarter 2008, taxes other than income taxes were $215.3 million compared to $206.8 million for the same period in 2007.
For year-to-date 2008, taxes other than income taxes were $602.6 million compared to $574.3 million for the same period in 2007.
The increases for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily due to increases in franchise fees and municipal gross receipt taxes associated with increases in revenues from energy sales.
Allowance for Equity Funds Used During Construction

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$7.4	26.7	$39.8	55.4

In the third quarter 2008, allowance for equity funds used during construction was $35.5 million compared to $28.1 million for the same period in 2007.
For year-to-date 2008, allowance for equity funds used during construction was $111.6 million compared to $71.8 million for the same period in 2007.
The increases for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily due to additional investments in environmental projects mainly at Alabama Power, Georgia Power, and Gulf Power; transmission projects at Alabama Power and Georgia Power; generation facilities at Georgia Power; and distribution projects at Alabama Power.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(1.9)	(16.3)	$(11.2)	(34.9)

In the third quarter 2008, interest income was $9.7 million compared to $11.6 million for the same period in 2007. The third quarter 2008 variance when compared to the third quarter 2007 is not material.
For year-to-date 2008, interest income was $20.7 million compared to $31.9 million for the same period in 2007. The decrease was primarily the result of the reversal of accrued interest income on IRS deposits related to sale-in-lease-out (SILO) transactions.
Equity in Income (Losses) of Unconsolidated Subsidiaries

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$5.1	N/M	$26.8	129.6

N/M — Not Meaningful
In the third quarter 2008, equity in income (losses) of unconsolidated subsidiaries was $4.7 million compared to $(0.4) million for the same period in 2007. The third quarter 2008 variance when compared to the third quarter 2007 is not material.
For year-to-date 2008, equity in income (losses) of unconsolidated subsidiaries was $6.1 million compared to $(20.7) million for the same period in 2007. The increase was primarily the result of Southern Company ending its investment in synthetic fuel production facilities in December 2007.
Leveraged Lease Income (Losses)

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(6.1)	(48.7)	$(85.5)	(267.9)

In the third quarter 2008, leveraged lease income (losses) were $6.3 million compared to $12.4 million for the same period in 2007.
For year-to-date 2008, leveraged lease income (losses) were $(53.6) million compared to $31.9 million for the same period in 2007.
Southern Company has several leveraged lease agreements which relate to international and domestic energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. The decreases in leveraged lease income for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily the result of the application of FASB Staff Position No. 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), including a $51.2 million after tax adjustment in the second quarter 2008. See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net of Amounts Capitalized

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(13.7)	(5.9)	$(8.1)	(1.2)

In the third quarter 2008, interest expense, net of amounts capitalized was $219.1 million compared to $232.8 million for the same period in 2007. The decrease was primarily due to $25.5 million related to lower average interest rates on existing variable rate debt and a $5.6 million decrease related to other interest charges, partially offset by a $15.1 million increase associated with $1.37 billion in additional debt outstanding at September 30, 2008 compared to September 30, 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for additional information. Also partially offsetting this decrease was $2.3 million less capitalized interest in the third quarter 2008 compared to the third quarter 2007.
For year-to-date 2008, interest expense, net of amounts capitalized was $665.1 million compared to $673.2 million for the same period in 2007. The decrease was primarily due to $61.2 million related to lower average interest rates on existing variable rate debt and $10.2 million more capitalized interest year-to-date 2008 compared to year-to-date 2007. This decrease was partially offset by a $44.7 million increase associated with the additional debt outstanding and an $18.6 million increase related to other interest charges primarily resulting from a $15.7 million after tax adjustment in the second quarter 2008 relating to the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See FUTURE EARNINGS POTENTIAL – “Income Tax Matters – Leveraged Lease Transactions” and Note (B) to the Condensed Financial Statements under “INCOME TAX MATTERS – Leveraged Lease Transactions” herein for further information.
Preferred and Preference Dividends of Subsidiaries

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$5.7	55.0	$17.9	58.2

In the third quarter 2008, preferred and preference dividends of subsidiaries were $16.2 million compared to $10.5 million for the same period in 2007.
For year-to-date 2008, preferred and preference dividends of subsidiaries were $48.6 million compared to $30.7 million for the same period in 2007.
The increases for the third quarter and year-to-date 2008 resulted primarily from the issuance of $470 million of preference stock in September and October 2007, partially offset by the redemption of $125 million of preferred stock in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Financing Activities” of Southern Company in Item 7 of the Form 10-K and herein for further information.
Other Income (Expense), Net

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(28.1)	(162.6)	$(22.7)	(272.8)

In the third quarter 2008, other income (expense), net was $(10.8) million compared to $17.3 million for the same period in 2007.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, other income (expense), net was $(14.4) million compared to $8.3 million for the same period in 2007.
The decreases in other income (expense), net for the third quarter and year-to-date 2008 when compared to the same periods in 2007 were primarily the result of gains during 2007 on hedge transactions associated with Southern Company’s investment in synthetic fuel production facilities, which ended in December 2007.
Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(10.8)	(2.4)	$31.2	3.9

In the third quarter 2008, income taxes were $434.5 million compared to $445.3 million for the same period in 2007. The decrease was primarily due to an increase in the net synthetic fuel tax credits reserve in 2007.
For year-to-date 2008, income taxes were $837.6 million compared to $806.4 million for the same period in 2007. The increase was primarily due to higher pre-tax earnings and a decrease in net synthetic fuel tax credits, partially offset by the tax benefit associated with an increase in allowance for equity funds used during construction. See Note (H) to the Condensed Financial Statements under “Effective Tax Rate” herein for further information.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA against certain Southern Company subsidiaries. The EPA’s action against Alabama Power alleged that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case. The ultimate outcome of these matters cannot be determined at this time.
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
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Southern Company in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On June 25, 2008, Florida’s Governor signed comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation also authorizes the Florida PSC to adopt a renewable portfolio standard for public utilities, subject to legislative ratification. The impact of this legislation on Southern Company will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and State PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Over the past several years, the traditional operating companies have continued to experience

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
higher than expected fuel costs for coal, natural gas, and uranium. These higher fuel costs have resulted in under recovered fuel costs included in the balance sheets of approximately $1.2 billion at September 30, 2008 as compared to $1.1 billion at December 31, 2007. Operating revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes to the billing factors will have no significant effect on Southern Company’s revenues or net income but will affect cash flow. The traditional operating companies continuously monitor the under recovered fuel cost balance in light of these higher fuel costs. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” and “Georgia Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
On February 29, 2008, Georgia Power filed a request with the Georgia PSC to change the fuel cost recovery rate effective June 1, 2008. The request was approved on May 20, 2008. Total annual fuel recovery billings increased by approximately $222 million. Georgia Power is required to file its next fuel cost recovery case by March 1, 2009.
Gulf Power filed a petition on June 20, 2008 with the Florida PSC requesting an adjustment to the fuel cost recovery factor. On July 29, 2008, the Florida PSC approved Gulf Power’s request for an increase of approximately 28.3% in the fuel factor for retail customers. This change represents an increase of 11.3% for a residential customer billing of 1,000 KWH per month. The increase will result in the recovery of $38.2 million of the projected under recovered balance during the period from September 2008 through December 2008. The remaining portion of the projected under recovered balance is expected to be recovered in 2009. On September 2, 2008, Gulf Power filed its 2009 projected fuel cost recovery filing with the Florida PSC which includes the fuel factors proposed for January through December 2009. The proposed 2009 fuel factor represents an increase of 12.9% over the fuel factor in place September 2008 through December 2008. This change represents an increase of 5.8% in the total bill for a residential customer using 1,000 KWH per month. The Florida PSC will hold hearings to address this filing in November 2008. On October 13, 2008, Gulf Power notified the Florida PSC that the projected fuel cost under recovery balance at year-end exceeds the 10% threshold, but no adjustment to the 2008 or the 2009 factor was requested.
On October 7, 2008, the Alabama PSC approved an increase in Alabama Power’s Rate ECR factor to 3.983 cents per KWH for a 24-month period beginning with October 9, 2008 billings. Thereafter, the Rate ECR factor shall be 5.910 cents per KWH, absent a contrary order by the Alabama PSC. During the 24-month period, Alabama Power will be allowed to continue to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying cost. Accordingly, this approved increase in the billing factor will have no significant effect on Southern Company’s revenues or net income, but will increase annual cash flow.
Alabama Retail Rate Adjustments
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Alabama Power” of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under “Alabama Power Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. On October 7, 2008, the Alabama PSC approved a corrective rate package effective in January 2009 providing for various adjustments to customer charges under Alabama Power’s rate structure which are expected to generate additional annual revenues of $168 million. Alabama Power expects that these additional revenues will preclude the need for a rate adjustment under the Rate RSE in 2009 and agreed to a moratorium on any increase in 2009 under Rate RSE.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 7, 2008, Alabama Power agreed to defer collection during 2009 of any increase in rates under the portion of Rate CNP which permits recovery of costs associated with environmental laws and regulations until 2010.
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
Mirant Matters
Mirant Securities Litigation
See Note 3 to the financial statements of Southern Company under “Mirant Matters – Mirant Securities Litigation” in Item 8 of the Form 10-K for information regarding a class action lawsuit that several Mirant shareholders (plaintiffs) originally filed against Mirant and certain Mirant officers in May 2002. On August 6, 2008, the court entered an order in regard to the defendants’ motions to dismiss and for partial summary judgment. The court granted the defendants’ motion for partial summary judgment in two respects concluding that certain holders of Mirant stock do not have standing under the securities laws. The court denied the defendants’ other motions and granted leave to the plaintiffs to re-plead their claims against the defendants. In accordance with the court’s order, the plaintiffs filed an amended complaint. Southern Company and the remaining defendants filed motions to dismiss the amended complaint on October 9, 2008. The ultimate outcome of this matter cannot now be determined.
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
During the second quarter 2008, decisions in favor of the IRS were reached in several court cases involving other tax payers with similar leveraged lease investments. Pursuant to the application of FIN 48 and FSP 13-2, management is required to assess, on a periodic basis, the likely outcome of the uncertain tax positions related to the SILO transactions. Based on these accounting standards and management’s review of the recent court

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
decisions, Southern Company recorded an after tax charge of approximately $67 million in the second quarter 2008. Of the total, approximately $16 million is associated with the application of FIN 48 and represents additional interest expense related to tax returns for years 2000 through 2007 and approximately $51 million represents non-cash charges related to the application of FSP 13-2. The charges related to FSP 13-2 reflect the reallocation of lease income and will be recognized as income over the remaining term of the affected leases. The tax benefit associated with the lease transactions represents timing differences that do not impact total net income over the life of the transactions.
Furthermore, on August 6, 2008, the Commissioner of the IRS announced a settlement initiative for more than 45 corporations with similar leveraged lease transactions. Southern Company did not receive a formal offer to settle. In addition, the U.S. Senate continues to consider legislation that would disallow tax benefits after December 31, 2007 for SILO losses and other international leveraged lease transactions (such as lease-in, lease-out or LILO transactions). The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of its pending litigation, associated settlement discussions, and proposed legislation and cannot be determined at this time.
Legislation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The States of Alabama, Florida, Georgia, and Mississippi do not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Southern Company estimates the cash flow reduction to tax payments as a result of the Stimulus Act for 2008 to be between $120 million and $215 million.
On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (Stabilization Act) into law. In addition to addressing financial issues, the Stabilization Act includes renewable energy incentives as well as accelerated depreciation for smart meters and smart grid systems. Southern Company is currently assessing the financial implications of the Stabilization Act. The ultimate impact cannot be determined at this time.
Construction Projects
Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to a cancelled Southern Company project that would have been located in Orlando, Florida.
In December 2006, the Mississippi PSC approved Mississippi Power’s requested accounting treatment to defer the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At September 30, 2008, Mississippi Power had spent $36.2 million, of which $2.7 million related to land purchases capitalized. The remaining retail portion of $23.4 million was deferred in other regulatory assets.
The wholesale portion of $10.1 million was expensed, with $6.0 million through September 30, 2008 and $4.1 million during 2007. On August 29, 2008, Mississippi Power and its wholesale customers entered into an agreement regarding a wholesale rate increase. The FERC accepted the filing on October 24, 2008. This agreement will allow $9.3 million of the wholesale portion of the generation screening and evaluation costs associated with the IGCC project to be reclassified from expense to a regulatory asset in the fourth quarter 2008.
These costs will remain as a regulatory asset until the Mississippi PSC and the FERC determine the prudence and ultimate recovery of such costs. The balance of such regulatory asset is included in Mississippi Power’s rate base for ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if the project proceeds. See FUTURE EARNINGS POTENTIAL – “FERC and State PSC Matters – Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.
Nuclear
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Construction Projects - Nuclear” of Southern Company in Item 7 of the Form 10-K for information regarding the potential expansion of Plant Vogtle.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On August 1, 2008, Georgia Power submitted an application for the Georgia PSC to certify the project. Hearings began November 3, 2008 and a final certification decision is expected in March 2009.
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
On July 3, 2008, Georgia Power self-reported to the SERC Reliability Council (SERC) a potential violation of the North American Electric Reliability Council reliability standard for transmission vegetation management programs related to a single tree. The SERC can impose penalties ranging from $1,000 to $1,000,000 per day, per violation, which can be adjusted according to certain risk factors and other aggravating or mitigating factors. On September 10, 2008, Georgia Power submitted a proposed settlement agreement, including a proposed mitigation plan. The SERC has not responded to the proposed settlement agreement and the penalty that SERC may assess remains uncertain. The ultimate outcome of this matter cannot be determined at this

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
time; however, it could have a significant and potentially material impact on the net income and cash flow of Southern Company.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Company’s financial condition remained stable at September 30, 2008. Throughout the recent turmoil in the financial markets, Southern Company has maintained adequate access to capital without drawing any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Southern Company and the traditional operating companies have continued to issue commercial paper which has increased the balance of short-term debt while also increasing cash and cash equivalents as a precautionary measure. Since September 15, 2008, Southern Power has not needed to access

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the commercial paper market or draw on its committed bank credit arrangements. Due to the recent contraction in the credit market, Southern Power’s access to commercial paper could have been limited. During the third quarter 2008 and subsequent to September 30, 2008, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power purchased a total of approximately $133 million of variable rate pollution control revenue bonds that were tendered for purchase, of which $86 million were remarketed by Alabama Power and Georgia Power. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital needs. No material changes in bank credit arrangements have occurred. Southern Company’s interest cost for short-term debt has not changed materially. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.
As a result of the turmoil in the financial markets, Southern Company experienced no material counterparty credit losses. Southern Company’s investments in pension and nuclear decommissioning trust funds declined in value as of September 30, 2008. No material changes in funding requirements related to these funds are currently expected; however, the ultimate outcome cannot be determined at this time.
Net cash provided from operating activities totaled $2.59 billion for the first nine months of 2008 compared to $2.47 billion for the first nine months of 2007. The $119 million increase in net cash provided from operating activities in 2008 as compared to the prior period is primarily due to increased revenues as a result of retail rate increases at Alabama Power and Georgia Power and an increase in cash flow of $106 million in accrued taxes primarily due to a difference between the periods in payments for federal taxes and property taxes. Net cash used for investing activities totaled $2.98 billion for the first nine months of 2008, compared to $2.56 billion in the same period of the prior year, an increase of $420 million, primarily due to property additions to utility plant. Net cash provided from financing activities totaled $999 million for the first nine months of 2008 compared to $460 million for the corresponding period in 2007, primarily due to the increased levels of notes payable and the amount and timing of financings in 2008 compared to 2007.
Significant balance sheet changes for the first nine months of 2008 include an increase in total property, plant, and equipment of $1.79 billion, an increase in long-term debt, excluding amounts due within one year, of $1.64 billion used primarily for construction expenditures and general corporate purposes, and an increase of $605 million in cash.
The market price of Southern Company’s common stock at September 30, 2008 was $37.69 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $17.30 per share, representing a market-to-book ratio of 218%, compared to $38.75, $16.23, and 239%, respectively, at the end of 2007. The dividend for the third quarter 2008 was $0.42 per share compared to $0.4025 per share in the third quarter 2007.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Company in Item 7 of the Form 10-K for a description of Southern Company’s capital requirements for its construction program and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred and preference stock dividends, leases, trust funding requirements, other purchase commitments, unrecognized tax benefits and interest, and derivative obligations. Revised funding requirements associated with unrecognized tax benefits and interest for 2008 are $290 million and $142 million for years after 2008. Approximately $1.1 billion will be required through September 30, 2009 for maturities of long-term debt. In addition, in connection with Georgia Power’s entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL – “Construction Projects” herein, the revised estimated total construction

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010. In November 2008, Georgia Power’s management plans to request approval by the Georgia Power Board of Directors of a revised capital budget of approximately $2.9 billion for 2009 and $2.6 billion for 2010. The increases are primarily a result of changes in the timing of expenditures for environmental controls at Plant Bowen and Yates and the new generating units at Plant McDonough, as well as other project scope and price changes. In October 2008, Alabama Power’s Board of Directors approved a new capital budget for 2009 and 2010. The construction program of Alabama Power is estimated to be $1.6 billion for 2009 and $1.1 billion for 2010. The Southern Company system financial plan, including the Southern Company system capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2009. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Southern Company’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs (which are backed by bank credit facilities) to meet liquidity needs. At September 30, 2008, Southern Company and its subsidiaries had approximately $806 million of cash and cash equivalents and approximately $4.3 billion of unused credit arrangements with banks, of which $234 million expire in 2008, $821 million expire in 2009, $25 million expire in 2011, and $3.2 billion expire in 2012. Approximately $79 million of the credit facilities expiring in 2008 and 2009 allow for the execution of term loans for an additional two-year period, and $584 million contain provisions allowing one-year term loans. At September 30, 2008, approximately $1.35 billion of the credit facilities were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds, compared to $1.44 billion at June 30, 2008. During the third quarter 2008, Alabama Power, Georgia Power, and Mississippi Power were required to purchase a total of approximately $96 million of variable rate pollution control revenue bonds that were tendered by investors. Alabama Power remarketed all $11 million of its repurchased variable rate pollution control revenue bonds that were tendered by investors. Subsequent to September 30, 2008, Georgia Power and Gulf Power converted a total of approximately $134 million of variable rate pollution control revenue bonds to fixed interest rate modes. Also subsequent to September 30, 2008, Gulf Power purchased from investors $37 million of variable rate pollution control revenue bonds that were subject to mandatory tender. In addition, Georgia Power remarketed $75 million of its repurchased pollution control revenue bonds that were tendered by investors. Including the impact of the conversions, the tenders, and the remarketing of tendered bonds, $1.25 billion of the credit facilities are now dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
bonds. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. The traditional operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the traditional operating companies. At September 30, 2008, the Southern Company system had outstanding commercial paper of $1.2 billion and short-term bank notes of $102 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
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
Credit Rating Risk
Southern Company does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management, and construction of new generation. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $398 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $1.7 billion. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Market Price Risk
Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, the traditional operating companies continue to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. In addition, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, during 2008, Southern Power is exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, into financial hedge contracts for natural gas purchases. The traditional operating companies continue to manage fuel-hedging programs implemented at the instruction of their respective state PSCs. As such, the traditional operating companies have no material change in market risk exposures when compared with the December 31, 2007 reporting period.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$313.2	$4.4
Contracts realized or settled	(131.4)	(179.0)
Current period changes(a)	(281.6)	74.8

Contracts outstanding at the end of the period, assets (liabilities), net	$(99.8)	$(99.8)

(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decreases in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 were $413 million and $104 million, respectively, substantially all of which is due to natural gas positions. These changes are attributable to both the volume and prices of natural gas. At September 30, 2008, Southern Company had a net hedge volume of 139.6 Bcf with a weighted average contract cost approximately $0.84 per mmBtu above market prices, compared to 106.5 Bcf at June 30, 2008 with a weighted average contract cost approximately $3.53 per mmBtu below market prices and compared to 99.0 Bcf at December 31, 2007 with a weighted average contract cost approximately $0.01 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the traditional operating companies’ fuel cost recovery clauses.
At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Regulatory hedges	$(111.3)	$(0.1)
Cash flow hedges	8.6	1.5
Non-accounting hedges	2.9	3.0

Total fair value	$(99.8)	$4.4

Energy-related derivative contracts which are designated as regulatory hedges relate to the traditional operating companies’ fuel hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Gains and losses on energy-related derivatives designated as cash flow hedges are mainly used by Southern Power to hedge anticipated purchases and sales and are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains/(losses) recognized in income for the three months and nine months ended September 30, 2008 for energy-related derivative contracts that are not hedges were $6.5 million and $(0.1) million, respectively. For the three months and nine months ended September 30, 2007, the unrealized losses recognized in income were $(2.2) million and $(0.7) million, respectively.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4 & 5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(99.8)	(74.0)	(24.0)	(1.8)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(99.8)	$(74.0)	$(24.0)	$(1.8)

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
Financing Activities
In the first nine months of 2008, Southern Company and its subsidiaries issued $1.7 billion of senior notes, and Southern Company issued $381 million of common stock through the Southern Investment Plan and employee and director stock plans. In addition, Georgia Power, Gulf Power, and Mississippi Power entered into long-term bank loans of $300 million, $110 million, and $80 million, respectively. Alabama Power and Georgia Power also incurred obligations related to the issuance of pollution control revenue bonds totaling $120 million and $53 million, respectively. The proceeds were primarily used to repay short-term indebtedness and to fund ongoing construction projects. Also in September 2008, Georgia Power paid at maturity $75 million of Series 2007C floating rate Senior Notes. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2008. Also during the first nine months of 2008, interest rate hedges of $405 million notional amount were settled at a loss of $25.7 million related to the issuances. These losses were deferred in other comprehensive income and will be amortized to income over the original term of the hedges. See Note (F) to the Condensed Financial Statements herein for further details. Also during the first nine months of 2008, Southern Company and its subsidiaries repaid at maturity $769.8 million of long-term debt and also redeemed $125 million of preferred stock.
Also in 2008, Southern Company’s subsidiaries converted their entire $1.2 billion of obligations related to auction rate pollution control revenue bonds from auction rate modes to other interest rate modes. Initially, approximately $696 million of the auction rate pollution control revenue bonds were converted to fixed interest rate modes and approximately $553 million were converted to daily floating rate modes. In June 2008, approximately $98 million of the daily floating rate pollution control revenue bonds were converted to fixed interest rate modes. During the third quarter 2008, Alabama Power, Georgia Power, and Mississippi Power were required to purchase a total of approximately $96 million of variable rate pollution control revenue bonds

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
that were tendered by investors. Alabama Power remarketed all $11 million of its repurchased variable rate pollution control revenue bonds that were tendered by investors. Subsequent to September 30, 2008, Georgia Power and Gulf Power converted a total of approximately $134 million of variable rate pollution control revenue bonds to fixed interest rate modes. Also subsequent to September 30, 2008, Gulf Power purchased from investors $37 million of variable rate pollution control revenue bonds that were subject to mandatory tender. In addition, Georgia Power remarketed $75 million of its repurchased pollution control revenue bonds that were tendered by investors.
During the first nine months of 2008, Southern Company and its subsidiaries entered into additional derivative transactions designed to hedge interest rate risk related to variable rate obligations. The total notional amount of these derivatives is $1.2 billion.
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
As of the end of the period covered by this quarterly report, Southern Company conducted an evaluation under the supervision and with the participation of Southern Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
     (b) Changes in internal controls.
There have been no changes in Southern Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect Southern Company’s internal control over financial reporting.
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
     (b) Changes in internal controls.
There have been no changes in Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect Alabama Power’s, Georgia Power’s, Gulf Power’s, Mississippi Power’s, or Southern Power’s internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$1,559,034	$1,394,539	$3,741,074	$3,444,282
Wholesale revenues —
Non-affiliates	196,381	160,832	536,392	472,015
Affiliates	60,583	35,400	240,696	116,626
Other revenues	49,084	44,427	153,412	135,569

Total operating revenues	1,865,082	1,635,198	4,671,574	4,168,492

Operating Expenses:
Fuel	651,673	506,933	1,628,170	1,353,914
Purchased power —
Non-affiliates	104,238	71,622	153,907	94,330
Affiliates	121,651	100,054	286,147	249,261
Other operations	203,019	201,495	585,581	556,639
Maintenance	97,948	88,135	331,479	303,989
Depreciation and amortization	132,410	118,403	387,677	351,514
Taxes other than income taxes	76,200	72,503	227,585	216,752

Total operating expenses	1,387,139	1,159,145	3,600,546	3,126,399

Operating Income	477,943	476,053	1,071,028	1,042,093
Other Income and (Expense):
Allowance for equity funds used during construction	11,730	9,600	32,269	24,562
Interest income	4,794	4,935	13,694	12,942
Interest expense, net of amounts capitalized	(71,166)	(69,977)	(209,787)	(206,743)
Other income (expense), net	(5,731)	(13,067)	(19,661)	(19,957)

Total other income and (expense)	(60,373)	(68,509)	(183,485)	(189,196)

Earnings Before Income Taxes	417,570	407,544	887,543	852,897
Income taxes	156,109	152,956	323,335	319,840

Net Income	261,461	254,588	564,208	533,057
Dividends on Preferred and Preference Stock	9,866	8,504	29,598	24,867

Net Income After Dividends on Preferred and Preference Stock	$251,595	$246,084	$534,610	$508,190

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$251,595	$246,084	$534,610	$508,190
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $50, $(932), $(989), and $256, respectively	83	(1,533)	(1,627)	420
Reclassification adjustment for amounts included in net income, net of tax of $82, $74, $710, and $206, respectively	135	121	1,168	339

Total other comprehensive income (loss)	218	(1,412)	(459)	759

COMPREHENSIVE INCOME	$251,813	$244,672	$534,151	$508,949

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$564,208	$533,057
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	451,182	410,695
Deferred income taxes and investment tax credits, net	109,459	10,545
Allowance for equity funds used during construction	(32,269)	(24,562)
Pension, postretirement, and other employee benefits	(133)	6,941
Stock option expense	2,822	4,533
Tax benefit of stock options	641	1,051
Other, net	22,717	11,465
Changes in certain current assets and liabilities —
Receivables	(92,773)	(168,447)
Fossil fuel stock	(61,753)	(17,123)
Materials and supplies	(19,915)	(30,412)
Other current assets	(33,841)	7,624
Accounts payable	(62,186)	(53,611)
Accrued taxes	92,749	213,510
Accrued compensation	(27,786)	(23,986)
Other current liabilities	22,248	17,130

Net cash provided from operating activities	935,370	898,410

Investing Activities:
Property additions	(1,024,668)	(822,818)
Investment in restricted cash from pollution control bonds	(5,454)	(96,049)
Distribution of restricted cash from pollution control bonds	24,585	44,550
Nuclear decommissioning trust fund purchases	(218,606)	(201,523)
Nuclear decommissioning trust fund sales	218,606	201,523
Cost of removal, net of salvage	(33,579)	(33,194)
Other	(26,839)	(12,930)

Net cash used for investing activities	(1,065,955)	(920,441)

Financing Activities:
Increase (decrease) in notes payable, net	94,891	(119,670)
Proceeds —
Senior notes	600,000	450,000
Common stock issued to parent	225,000	140,000
Capital contributions	15,095	(146)
Gross excess tax benefit of stock options	1,226	2,324
Preference Stock	—	150,000
Pollution control revenue bonds	131,100	246,500
Redemptions —
Senior notes	(250,000)	(168,500)
Preferred stock	(125,000)	—
Pollution control revenue bonds	(11,100)	—
Payment of preferred and preference stock dividends	(31,024)	(22,875)
Payment of common stock dividends	(368,475)	(348,750)
Other	(6,467)	(14,676)

Net cash provided from financing activities	275,246	314,207

Net Change in Cash and Cash Equivalents	144,661	292,176
Cash and Cash Equivalents at Beginning of Period	73,616	15,539

Cash and Cash Equivalents at End of Period	$218,277	$307,715

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $14,649 and $12,455 capitalized for 2008 and 2007, respectively)	$183,218	$176,842
Income taxes (net of refunds)	$197,907	$157,501
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$218,277	$73,616
Restricted cash	601	19,732
Receivables —
Customer accounts receivable	432,895	357,355
Unbilled revenues	108,775	95,278
Under recovered regulatory clause revenues	92,715	232,226
Other accounts and notes receivable	43,350	42,745
Affiliated companies	34,466	61,250
Accumulated provision for uncollectible accounts	(9,044)	(7,988)
Fossil fuel stock, at average cost	248,706	182,963
Materials and supplies, at average cost	307,258	287,994
Vacation pay	50,616	50,266
Prepaid expenses	115,095	72,952
Other	48,677	19,610

Total current assets	1,692,387	1,487,999

Property, Plant, and Equipment:
In service	17,450,685	16,669,142
Less accumulated provision for depreciation	6,173,487	5,950,373

	11,277,198	10,718,769
Nuclear fuel, at amortized cost	198,772	137,146
Construction work in progress	893,041	928,182

Total property, plant, and equipment	12,369,011	11,784,097

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	51,002	48,664
Nuclear decommissioning trusts, at fair value	460,440	542,846
Other	40,995	31,146

Total other property and investments	552,437	622,656

Deferred Charges and Other Assets:
Deferred charges related to income taxes	359,519	347,193
Prepaid pension costs	1,034,226	989,085
Deferred under recovered regulatory clause revenues	247,382	81,650
Other regulatory assets	218,868	224,792
Other	261,530	209,153

Total deferred charges and other assets	2,121,525	1,851,873

Total Assets	$16,735,360	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$410,117	$535,152
Notes payable	94,891	—
Accounts payable —
Affiliated	177,140	193,518
Other	277,275	308,177
Customer deposits	74,798	67,722
Accrued taxes —
Income taxes	7,935	45,958
Other	96,978	29,198
Accrued interest	68,240	55,263
Accrued vacation pay	42,138	42,138
Accrued compensation	67,728	92,385
Other	95,375	55,331

Total current liabilities	1,412,615	1,424,842

Long-term Debt	5,221,120	4,750,196

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,244,396	2,065,264
Deferred credits related to income taxes	90,949	93,709
Accumulated deferred investment tax credits	174,612	180,578
Employee benefit obligations	376,797	349,974
Asset retirement obligations	454,153	505,794
Other cost of removal obligations	632,364	613,616
Other regulatory liabilities	584,182	637,040
Other	39,764	31,417

Total deferred credits and other liabilities	4,597,217	4,477,392

Total Liabilities	11,230,952	10,652,430

Preferred and Preference Stock	685,127	683,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - September 30, 2008: 23,600,000 shares
- December 31, 2007: 17,975,000 shares	944,000	719,000
Paid-in capital	2,084,904	2,065,298
Retained earnings	1,795,283	1,630,832
Accumulated other comprehensive loss	(4,906)	(4,447)

Total common stockholder’s equity	4,819,281	4,410,683

Total Liabilities and Stockholder’s Equity	$16,735,360	$15,746,625

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.5	2.2	$26.4	5.2

Alabama Power’s net income after dividends on preferred and preference stock for the third quarter 2008 was $251.6 million compared to $246.1 million for the corresponding period in 2007. Alabama Power’s net income after dividends on preferred and preference stock for year-to-date 2008 was $534.6 million compared to $508.2 million for the corresponding period in 2007. Revenues increased for the third quarter and year-to-date 2008 primarily due to retail base rate increases resulting from an increase in rates under Rate RSE and Rate CNP for environmental costs (Rate CNP Environmental) effective in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information on Alabama Power’s rates. These increases in revenues were partially offset by increases in operations and maintenance expenses related to steam power associated with environmental mandates and scheduled outages, nuclear operation expenses, and depreciation and amortization resulting from additional plant in service.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$164.5	11.8	$296.8	8.6

In the third quarter 2008, retail revenues were $1.56 billion compared to $1.39 billion for the same period in 2007. For year-to-date 2008, retail revenues were $3.74 billion compared to $3.44 billion for the same period in 2007.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2008		2008

	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,394.5		$3,444.3
Estimated change in —
Rates and pricing	76.4	5.5	187.7	5.4
Sales growth	(6.3)	(0.4)	23.0	0.7
Weather	(40.0)	(2.9)	(61.4)	(1.8)
Fuel and other cost recovery	134.4	9.6	147.5	4.3

Retail – current year	$1,559.0	11.8%	$3,741.1	8.6%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007 primarily due to the Rate RSE and Rate CNP Environmental increases effective in January 2008. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth decreased in the third quarter 2008 when compared to the same period in 2007. Weather-adjusted residential KWH energy sales decreased 2.0% due to a decline in customer demand due to customer energy efficiency efforts and a slowing economy. Industrial KWH energy sales decreased 2.7% due to a decline in sales demand in the chemical, forest products and textile sectors, partially offset by an increase in the primary metals sector. These decreases were partially offset by the 1.1% increase in weather-adjusted commercial KWH energy sales due to continued customer and demand growth. For year-to-date 2008, revenues attributable to changes in sales growth increased when compared to the same period in 2007, primarily due to increases in weather-adjusted residential and commercial KWH energy sales of 1.0% and 1.6%, respectively, related to customer and demand growth. These increases were partially offset by a 0.2% decrease in industrial KWH energy sales as a result of decreased sales demand in the chemical, forest products and textile sectors, partially offset by an increase in the primary metals sector.
Revenues resulting from changes in weather decreased due to normal weather conditions in the third quarter 2008 compared to favorable weather conditions in the third quarter 2007, which resulted in decreased KWH energy sales to residential and commercial customers of 7.7% and 4.7%, respectively. For year-to-date 2008, revenues resulting from changes in weather decreased due to normal weather conditions compared to favorable weather conditions in the same period in 2007, which resulted in decreased KWH energy sales to residential and commercial customers of 5.3% and 2.6%, respectively.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007 due to increases in fuel and purchased power costs. These revenues were partially offset by a reduction in the Rate NDR customer billing rate due to the full recovery of the 2005 storm costs related to Hurricanes Dennis and Katrina. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not impact net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$35.5	22.1	$64.4	13.6

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Alabama Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the third quarter 2008, wholesale revenues from non-affiliates were $196.4 million compared to $160.9 million for the same period in 2007. This increase was primarily due to a 28.5% increase related to higher fuel and purchased power cost, partially offset by a 5.0% decrease in KWH sales.
For year-to-date 2008, wholesale revenues from non-affiliates were $536.4 million compared to $472.0 million for the same period in 2007. This increase was primarily due to a 20.1% increase related to higher fuel and purchased power cost, partially offset by a 5.3% decrease in KWH sales.
Wholesale Revenues – Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$25.2	71.1	$124.1	106.4

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2008, wholesale revenues from affiliates were $60.6 million compared to $35.4 million for the same period in 2007. This increase was due to a 59.1% increase in KWH sales and a 7.5% increase in price related to fuel.
For year-to-date 2008, wholesale revenues from affiliates were $240.7 million compared to $116.6 million for the same period in 2007. This increase was due to a 45.8% increase in KWH sales and a 41.6% increase in price related to fuel.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$4.7	10.5	$17.8	13.2

In the third quarter 2008, other revenues were $49.1 million compared to $44.4 million in the same period in 2007. This increase was primarily due to an increase of $5.3 million in revenues from gas-fueled co-generation steam facilities resulting from higher gas prices.
For year-to-date 2008, other revenues were $153.4 million compared to $135.6 million for the same period in 2007. This increase was primarily due to an increase of $14.5 million in revenues from gas-fueled co-generation steam facilities resulting from higher gas prices and a $2.5 million increase in revenues from the settlement of transmission service agreements with Calpine Corporation.
Co-generation steam fuel revenues do not have a significant impact on earnings since they are generally offset by fuel expense.
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$144.7	28.6	$274.3	20.3
Purchased power – non-affiliates	32.6	45.5	59.6	63.2
Purchased power – affiliates	21.6	21.6	36.9	14.8

Total fuel and purchased power expenses	$198.9		$370.8

In the third quarter 2008, total fuel and purchased power expenses were $877.5 million compared to $678.6 million in the same period in 2007. This increase was primarily due to a $221.0 million increase in the cost of energy resulting from an increase in the average cost of fuel and purchased power, partially offset by a $22.1 million decrease in total KWHs generated and purchased.
For year-to-date 2008, total fuel and purchased power expenses were $2.07 billion compared to $1.70 billion in the same period in 2007. This increase was primarily due to a $393.3 million increase in the cost of energy resulting from an increase in the average cost of fuel and purchased power, partially offset by a $22.6 million decrease in total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Rate ECR. See FUTURE EARNINGS POTENTIAL – “FERC and Alabama PSC Matters – Retail Fuel Cost Recovery” herein for additional information.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Alabama Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.29	2.35	40.0	2.88	2.35	22.6
Purchased power	9.21	7.57	21.7	7.95	6.30	26.2

In the third quarter 2008, fuel expense was $651.6 million compared to $506.9 million for the same period in 2007. The increase was due to a 40.0% increase in the average cost of fuel per KWH generated, primarily due to an increase in fuel commodity prices resulting from global supply and demand conditions and increased transportation costs. The average cost of coal per KWH generated increased 53.2% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 20.1% primarily as a result of increases in commodity prices.
For year-to-date 2008, fuel expense was $1.63 billion compared to $1.35 billion for the same period in 2007. The increase was due to a 22.6% increase in the average cost of fuel per KWH generated, resulting from global supply and demand conditions. The average cost of coal per KWH generated increased 30.5% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 16.2% primarily as a result of increases in commodity prices.
Non-affiliates
In the third quarter 2008, purchased power from non-affiliates was $104.2 million compared to $71.6 million for the same period in 2007. This increase was primarily related to a 17.4% volume increase in the KWHs purchased from available, lower priced market energy alternatives and a 24.0% increase in price.
For year-to-date 2008, purchased power from non-affiliates was $153.9 million compared to $94.3 million for the same period in 2007. This increase was primarily related to a 31.2% volume increase in the KWHs purchased from available, lower priced market energy alternatives and a 24.4% increase in price.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
For the third quarter 2008, purchased power from affiliates was $121.7 million compared to $100.1 million for the same period in 2007. This increase was primarily related to a 27.5% increase in price, partially offset by a 4.6% decrease in the amount of energy purchased.
For year-to-date 2008, purchased power from affiliates was $286.2 million compared to $249.3 million for the same period in 2007. This increase was primarily related to a 25.7% increase in price, partially offset by an 8.7% decrease in the amount of energy purchased.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007

	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$1.5	0.8	$28.9	5.2
Maintenance	9.8	11.1	27.5	9.0

Total other operations and maintenance	$11.3		$56.4

In the third quarter 2008, other operations and maintenance expenses were $300.9 million compared to $289.6 million for the corresponding period in 2007. This increase was primarily a result of an $11.4 million increase in steam power expense associated with compliance with environmental mandates, scheduled outages, and maintenance costs related to increases in contract labor and materials. Also contributing to the increase was a $6.8 million increase in nuclear production expense related to operations and a $1.0 million increase in customer accounts related to uncollectible accounts and supervision expense. These increases were partially offset by a $9.6 million decrease in administrative and general expenses primarily due to an adjustment in allocated overhead expenses and property insurance expense.
For year-to-date 2008, other operations and maintenance expenses were $917.0 million compared to $860.6 million for the corresponding period in 2007. This increase was primarily a result of a $34.4 million increase in steam power expense associated with compliance with environmental mandates, scheduled outages, and maintenance cost related to increases in contract labor and materials. Also contributing to the increase was a $16.8 million increase in nuclear production expense related to operations and a $5.2 million increase in customer accounts related to customer records expense and uncollectible accounts.
Depreciation and Amortization

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$14.0	11.8	$36.2	10.3

In the third quarter 2008, depreciation and amortization was $132.4 million compared to $118.4 million for the same period in 2007. For year-to-date 2008, depreciation and amortization was $387.7 million compared to $351.5 million for the same period in 2007. These increases were the result of an increase in plant in service due to additions to property, plant, and equipment primarily related to environmental mandates.
Taxes Other Than Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$3.7	5.1	$10.8	5.0

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2008, taxes other than income taxes were $76.2 million compared to $72.5 million for the same period in 2007. The third quarter 2008 variance when compared to the same period in 2007 was not material.
For year-to-date 2008, taxes other than income taxes were $227.5 million compared to $216.7 million for the same period in 2007. This increase was primarily due to increases in state and municipal public utility license taxes which are directly related to increased retail revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$2.1	22.2	$7.7	31.4

In the third quarter 2008, allowance for equity funds used during construction was $11.7 million compared to $9.6 million for the same period in 2007. The third quarter 2008 variance when compared to the same period in 2007 was not material.
For year-to-date 2008, allowance for equity funds used during construction was $32.3 million compared to $24.6 million for the same period in 2007. This increase was primarily due to increases in the amount of construction work in progress at generating facilities related to environmental mandates, as well as transmission and distribution projects, when compared to the same period in 2007.
Other Income (Expense), Net

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$7.3	56.1	$0.3	1.5

In the third quarter 2008, other income (expense), net was $(5.8) million compared to $(13.1) million for the same period in 2007. This decrease to other expense was primarily due to a $5.0 million write-off of the net book value of certain equipment due to the discontinuation of a non-utility marketing program during the third quarter 2007. Also contributing to the variance was a $2.5 million increase in other income primarily due to customers’ contributions in aid of construction.
For year-to-date 2008, other income (expense), net was $(19.7) million compared to $(20.0) million for the same period in 2007. The year-to-date 2008 variance when compared to the same period in 2007 was not material.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case. The ultimate outcome of this matter cannot be determined at this time.
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
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Alabama PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Retail Rate Adjustments
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Rate Adjustments” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Rate RSE” in Item 8 of the Form 10-K for additional

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
information. On October 7, 2008, the Alabama PSC approved a corrective rate package primarily providing for adjustments associated with customer charges to certain existing rate structures. This package, effective in January 2009, is expected to generate additional annual revenues of approximately $168 million. Alabama Power expects that these additional revenues will preclude the need for a rate adjustment under the Rate RSE in 2009 and agreed to a moratorium on any increase in 2009 under Rate RSE.
On October 7, 2008, Alabama Power agreed to defer collection during 2009 of any increase in rates under the portion of Rate CNP which permits recovery of costs associated with environmental laws and regulations until 2010.
Retail Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Retail Fuel Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for information regarding Alabama Power’s fuel cost recovery. Alabama Power’s under recovered fuel costs as of September 30, 2008 totaled $300.8 million as compared to $279.8 million at December 31, 2007. Alabama Power classified $247.4 million of the under recovered regulatory clause revenues as deferred charges and other assets in the Condensed Balance Sheets as of September 30, 2008. This classification is based on an estimate which includes such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of the recovery of the under recovered fuel costs.
On October 7, 2008, the Alabama PSC approved an increase in Alabama Power’s Rate ECR factor to 3.983 cents per KWH for a 24-month period beginning with October 9, 2008 billings. Thereafter, the Rate ECR factor shall be 5.910 cents per KWH, absent a contrary order by the Alabama PSC. Rate ECR revenues, as recorded on the financial statements, are adjusted for the difference in actual recoverable costs and amounts billed in current regulated rates. During the 24-month period, Alabama Power will be allowed to continue to include a carrying charge associated with the under recovered fuel costs in the fuel expense calculation. In the event the application of this increased Rate ECR factor results in an over recovered position during this period, Alabama Power will pay interest on any such over recovered balance at the same rate used to derive the carrying cost. Accordingly, this approved increase in the billing factor will have no significant effect on Alabama Power’s revenues or net income, but will increase annual cash flow.
Natural Disaster Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Natural Disaster Cost Recovery” of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under “Retail Regulatory Matters – Natural Disaster Cost Recovery” in Item 8 of the Form 10-K for information regarding natural disaster cost recovery. At September 30, 2008, Alabama Power had accumulated a balance of $29.2 million in the target reserve for future storms, which is included in the Condensed Balance Sheets herein under “Other Regulatory Liabilities.”

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Legislation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Alabama income tax law does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Alabama Power estimates the cash flow reduction to tax payments as a result of the Stimulus Act for 2008 to be between $55 million and $100 million.
On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (Stabilization Act) into law. In addition to addressing financial issues, the Stabilization Act includes renewable energy incentives as well as accelerated depreciation for smart meters and smart grid systems. Alabama Power is currently assessing the financial implications of the Stabilization Act. The ultimate impact cannot be determined at this time.
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

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Alabama Power’s financial condition remained stable at September 30, 2008. Throughout the recent turmoil in the financial markets, Alabama Power has maintained adequate access to capital without drawing any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Alabama Power has continued to issue commercial paper which has increased the balance of short-term debt while also increasing cash and cash equivalents as a precautionary measure. During the third quarter 2008, Alabama Power was required to purchase a total of approximately $11 million of variable rate pollution control revenue bonds that were tendered by investors, all of which were subsequently remarketed. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital needs. No material changes in bank credit arrangements have occurred. Alabama Power’s interest cost for short-term debt has not changed materially. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.
As a result of the turmoil in the financial markets, Alabama Power experienced no material counterparty credit losses. Alabama Power’s investments in pension and nuclear decommissioning trust funds declined in value as of September 30, 2008. No material changes in funding requirements related to these funds are currently expected; however, the ultimate outcome cannot be determined at this time.
Net cash provided from operating activities totaled $935.4 million for the first nine months of 2008, compared to $898.4 million for the corresponding period in 2007. The $37.0 million increase in cash provided from operating activities in the first nine months of 2008 is primarily due to an increase in net income, as previously discussed, as well as a decrease in receivables and an increase in deferred income tax expense, partially offset by a decrease in accrued tax liability and an increase in fossil fuel inventory. Net cash used for investing activities totaled $1.1 billion primarily due to gross property additions to utility plant of $1.0 billion in the first nine months of 2008. These additions were primarily related to construction of transmission and distribution facilities, replacement of steam generation equipment, purchases of nuclear fuel, and construction related to environmental mandates. Net cash provided from financing activities totaled $275.2 million for the first nine months of 2008, compared to $314.2 million for the corresponding period in 2007. The $39.0 million decrease is primarily due to greater cash outflows relating to the redemptions of senior notes and preferred stock and decreased cash inflows from the issuance of long-term debt as compared to the first nine months of 2007, partially offset by an increase in notes payable.
Significant balance sheet changes for the first nine months of 2008 include an increase of $781.5 million in gross plant primarily due to an increase in environmental-related equipment, an increase of $470.9 million in long-term debt, and an increase of $225 million in common stock.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $410.1 million will be required through September 30, 2009 for maturities of long-term debt.
In October 2008, Alabama Power’s Board of Directors approved a new capital budget for 2009 and 2010. The construction program of Alabama Power is estimated to be $1.57 billion for 2009 and $1.08 billion for 2010. Over the next two years, Alabama Power estimates spending $715 million on environmental-related additions, $391 million on Plant Farley (including $219 million for nuclear fuel), $704 million on distribution facilities, and $297 million on transmission facilities. The Southern Company system financial plan, including the Southern Company system capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2009. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulations; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 7 to the financial statements of Alabama Power under “COMMITMENTS – Construction Program” in Item 8 of the Form 10-K for additional details.
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
Alabama Power’s current liabilities sometimes exceed current assets because of Alabama Power’s debt due within one year and the periodic use of short-term debt as a funding source primarily to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2008 cash and cash equivalents of approximately $218.3 million, unused committed lines of credit of approximately $1.3 billion (including $582.4 million of such lines which are dedicated to funding purchase obligations related to variable rate pollution control revenue bonds), a commercial paper program, and an extendible commercial note program. Of the unused credit facilities, $75 million will expire in 2008, $416.1 million will expire in 2009, and $25 million will expire in 2011 (of the facilities that expire in 2008 and 2009, $404 million allow for one-year term loans). The remaining $765 million of credit facilities will expire in 2012. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Alabama Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. During the third quarter 2008, Alabama Power was required to purchase a total of approximately $11 million of variable rate pollution control revenue bonds that were tendered by investors, all of which were subsequently remarketed. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $2.0 billion of

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
short-term borrowings. At September 30, 2008, Alabama Power had $94.9 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are primarily for fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB- or Baa3 rating were approximately $4 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $87 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Market Price Risk
Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing cost cannot now be determined.
Due to cost-based rate regulation, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Alabama Power continues to manage a retail fuel-hedging program implemented at the instruction of the Alabama PSC. As such, Alabama Power has no material change in market risk exposures when compared with the December 31, 2007 reporting period.
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes

	Fair Value

	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$104.9	$(0.4)
Contracts realized or settled	(45.8)	(59.2)
Current period changes(a)	(97.7)	21.0

Contracts outstanding at the end of the period, assets (liabilities), net	$(38.6)	$(38.6)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decrease in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 was $143.5 million and $38.2 million, respectively, substantially all of which is due to natural gas positions. These changes are attributable to both the volume and prices of natural gas. At September 30, 2008, Alabama Power had a net hedge volume of 45.2 Bcf with a weighted average contract cost approximately $0.87 per mmBtu above market prices, compared to 31.0 Bcf at June 30, 2008 with a weighted average contract cost approximately $3.45 per mmBtu below market prices and compared to 27.4 Bcf at December 31, 2007 with a weighted average contract cost approximately $0.02 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clauses.
At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Regulatory hedges	$(38.7)	$(0.7)
Cash flow hedges	0.1	0.5
Non-accounting hedges	—	(0.2)

Total fair value	$(38.6)	$(0.4)

Energy-related derivative contracts which are designated as regulatory hedges relate to Alabama Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clauses. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months and nine months ended September 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements

	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5

	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(38.6)	(31.9)	(6.7)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(38.6)	$(31.9)	$(6.7)	$—

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
In March 2008, Alabama Power converted its $246.5 million obligations related to auction rate pollution control revenue bonds from an auction rate mode to fixed rate interest modes. With the completion of this conversion, none of the outstanding securities or obligations of Alabama Power is subject to an auction rate mode.
In May 2008, Alabama Power issued $300 million of Series 2008A 6.125% Senior Notes due May 15, 2038. The proceeds were used to repay short-term indebtedness and for other general corporate purposes. In addition, Alabama Power paid at maturity $250 million in aggregate principal amount of Series X 3.125% Senior Notes.
In July 2008, Alabama Power issued 1,875,000 shares of common stock to Southern Company at $40 a share ($75 million aggregate purchase price). The proceeds were used for general corporate purposes.
In July 2008, Alabama Power incurred obligations related to the issuance of $120 million of The Industrial Development Board of the City of Mobile Pollution Control Revenue Bonds (Alabama Power Barry Plant Project), Series 2008.
Subsequent to September 30, 2008, Alabama Power issued 1,875,000 shares of common stock to Southern Company at $40 a share ($75 million aggregate purchase price). The proceeds were used for general corporate purposes.
Also subsequent to September 30, 2008, Alabama Power paid at maturity $160 million in aggregate principal amount of Series G 5.375% Senior Notes.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$2,317,817	$2,143,511	$5,723,577	$5,141,403
Wholesale revenues —
Non-affiliates	148,933	127,810	443,901	406,632
Affiliates	106,659	107,451	252,733	208,065
Other revenues	70,836	64,965	200,043	188,956

Total operating revenues	2,644,245	2,443,737	6,620,254	5,945,056

Operating Expenses:
Fuel	859,778	786,021	2,181,000	2,030,745
Purchased power —
Non-affiliates	192,293	168,358	358,047	282,121
Affiliates	247,845	196,700	748,622	560,897
Other operations	260,575	258,865	767,691	739,151
Maintenance	118,739	129,812	372,219	391,070
Depreciation and amortization	162,325	128,268	472,137	381,679
Taxes other than income taxes	91,587	87,708	242,358	231,659

Total operating expenses	1,933,142	1,755,732	5,142,074	4,617,322

Operating Income	711,103	688,005	1,478,180	1,327,734
Other Income and (Expense):
Allowance for equity funds used during construction	20,887	17,846	72,625	45,712
Interest income	1,416	1,436	3,253	2,543
Interest expense, net of amounts capitalized	(86,201)	(88,594)	(256,266)	(261,139)
Other income (expense), net	(3,671)	11,291	(5,593)	7,376

Total other income and (expense)	(67,569)	(58,021)	(185,981)	(205,508)

Earnings Before Income Taxes	643,534	629,984	1,292,199	1,122,226
Income taxes	237,358	229,862	453,438	401,046

Net Income	406,176	400,122	838,761	721,180
Dividends on Preferred and Preference Stock	4,345	689	13,036	2,067

Net Income After Dividends on Preferred and Preference Stock	$401,831	$399,433	$825,725	$719,113

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred and Preference Stock	$401,831	$399,433	$825,725	$719,113
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(874), $(4,686), $(890), and $5,044, respectively	(1,386)	(7,430)	(1,410)	7,996
Reclassification adjustment for amounts included in net income, net of tax of $574, $73, $1,269, and $75, respectively	911	116	2,012	120
Marketable securities:
Change in fair value, net of tax of $-, $71, $-, and $107, respectively	—	112	—	170

Total other comprehensive income (loss)	(475)	(7,202)	602	8,286

COMPREHENSIVE INCOME	$401,356	$392,231	$826,327	$727,399

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$838,761	$721,180
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	561,987	458,522
Deferred income taxes and investment tax credits	97,752	34,267
Deferred revenues	96,557	(719)
Deferred expenses — affiliates	(19,762)	(19,460)
Allowance for equity funds used during construction	(72,625)	(45,712)
Pension, postretirement, and other employee benefits	35,067	35,337
Hedge settlements	(20,486)	12,121
Other, net	(21,598)	2,980
Changes in certain current assets and liabilities —
Receivables	(284,993)	(211,971)
Fossil fuel stock	5,302	1,827
Prepaid income taxes	5,185	42,047
Other current assets	(19,981)	(15,155)
Accounts payable	(51,662)	(1,122)
Accrued taxes	151,112	25,779
Accrued compensation	(18,839)	(62,643)
Other current liabilities	30,285	31,179

Net cash provided from operating activities	1,312,062	1,008,457

Investing Activities:
Property additions	(1,419,885)	(1,214,093)
Distribution of restricted cash from pollution control bonds	22,197	—
Nuclear decommissioning trust fund purchases	(362,565)	(336,526)
Nuclear decommissioning trust fund sales	355,685	329,646
Cost of removal, net of salvage	(29,798)	(28,811)
Change in construction payables, net of joint owner portion	(22,265)	48,074
Other	(30,542)	(11,553)

Net cash used for investing activities	(1,487,173)	(1,213,263)

Financing Activities:
Increase (decrease) in notes payable, net	172,789	(166,951)
Proceeds —
Senior notes	500,000	1,400,000
Pollution control revenue bonds	94,935	—
Capital contributions from parent company	259,750	270,250
Other long-term debt	300,000	—
Redemptions —
Capital leases	(921)	(2,073)
Senior notes	(122,427)	(300,000)
Pollution control revenue bonds	(118,555)	—
Other long-term debt	—	(453,608)
Payment of preferred and preference stock dividends	(12,668)	(2,255)
Payment of common stock dividends	(540,900)	(517,425)
Other	(8,436)	(24,662)

Net cash provided from financing activities	523,567	203,276

Net Change in Cash and Cash Equivalents	348,456	(1,530)
Cash and Cash Equivalents at Beginning of Period	15,392	16,850

Cash and Cash Equivalents at End of Period	$363,848	$15,320

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $30,112 and $19,181 capitalized for 2008 and 2007, respectively)	$216,572	$229,282
Income taxes (net of refunds)	$228,792	$254,742
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$363,848	$15,392
Restricted cash	30,405	48,279
Receivables —
Customer accounts receivable	687,767	491,389
Unbilled revenues	200,990	137,046
Under recovered regulatory clause revenues	406,314	384,538
Other accounts and notes receivable	75,572	147,498
Affiliated companies	19,984	21,699
Accumulated provision for uncollectible accounts	(10,449)	(7,636)
Fossil fuel stock, at average cost	387,920	393,222
Materials and supplies, at average cost	353,947	337,652
Vacation pay	68,881	69,394
Prepaid income taxes	45,917	51,101
Other	113,139	55,169

Total current assets	2,744,235	2,144,743

Property, Plant, and Equipment:
In service	23,457,294	22,011,215
Less accumulated provision for depreciation	9,031,348	8,696,668

	14,425,946	13,314,547
Nuclear fuel, at amortized cost	262,076	198,983
Construction work in progress	1,625,598	1,797,642

Total property, plant, and equipment	16,313,620	15,311,172

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	57,054	53,813
Nuclear decommissioning trusts, at fair value	518,010	588,952
Other	43,562	47,914

Total other property and investments	618,626	690,679

Deferred Charges and Other Assets:
Deferred charges related to income taxes	562,461	532,539
Prepaid pension costs	1,065,296	1,026,985
Deferred under recovered regulatory clause revenues	369,745	307,294
Other regulatory assets	669,131	541,014
Other	288,526	268,335

Total deferred charges and other assets	2,955,159	2,676,167

Total Assets	$22,631,640	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$369,396	$198,576
Notes payable	888,381	715,591
Accounts payable —
Affiliated	259,676	236,332
Other	382,789	463,945
Customer deposits	183,483	171,553
Accrued taxes —
Income taxes	163,382	68,782
Other	241,346	219,585
Accrued interest	91,047	74,674
Accrued vacation pay	55,064	56,303
Accrued compensation	94,959	114,974
Other	130,320	103,225

Total current liabilities	2,859,843	2,423,540

Long-term Debt	6,418,570	5,937,792

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,989,439	2,850,655
Deferred credits related to income taxes	139,329	146,886
Accumulated deferred investment tax credits	259,445	269,125
Employee benefit obligations	737,994	678,826
Asset retirement obligations	677,351	663,503
Other cost of removal obligations	417,779	414,745
Other regulatory liabilities	687,781	577,642
Other	190,176	158,670

Total deferred credits and other liabilities	6,099,294	5,760,052

Total Liabilities	15,377,707	14,121,384

Preferred and Preference Stock	265,957	265,957

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 9,261,500 shares	398,473	398,473
Paid-in capital	3,641,907	3,374,777
Retained earnings	2,960,887	2,676,063
Accumulated other comprehensive loss	(13,291)	(13,893)

Total common stockholder’s equity	6,987,976	6,435,420

Total Liabilities and Stockholder’s Equity	$22,631,640	$20,822,761

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$2.4	0.6	$106.6	14.8

Georgia Power’s net income after dividends on preferred and preference stock for the third quarter 2008 was $401.8 million compared to $399.4 million for the corresponding period in 2007. Georgia Power’s net income after dividends on preferred and preference stock for year-to-date 2008 was $825.7 million compared to $719.1 million for the corresponding period in 2007. These increases were primarily related to increased contributions from market-response rates to large commercial and industrial customers, higher retail base revenues resulting from the retail rate increase effective January 1, 2008, and the effects of the allowance for equity funds used during construction (AFUDC). These increases were partially offset by increased depreciation and amortization due to more plant in service and changes in depreciation rates.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Retail Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$174.3	8.1	$582.2	11.3

In the third quarter 2008, retail revenues were $2.32 billion compared to $2.14 billion for the corresponding period in 2007. For year-to-date 2008, retail revenues were $5.72 billion compared to $5.14 billion for the corresponding period in 2007.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2008		2008
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,143.5		$5,141.4
Estimated change in —
Rates and pricing	109.2	5.1	336.2	6.5
Sales growth	(8.0)	(0.4)	(13.8)	(0.3)
Weather	(43.3)	(2.0)	(41.1)	(0.8)
Fuel and other cost recovery	116.4	5.4	300.9	5.9

Retail – current year	$2,317.8	8.1%	$5,723.6	11.3%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2008 when compared to the corresponding periods in 2007 due to higher market-response rates for sales to large commercial and industrial customers and the application of new rates established in January 2008.
Revenues attributable to changes in sales growth decreased in the third quarter and year-to-date 2008 when compared to the corresponding periods in 2007. These decreases were primarily the result of a slowing economy within the Southeast. Weather-adjusted total retail KWH sales decreased 1.0% and 0.9% for the third quarter and year-to-date 2008, respectively. Weather-adjusted residential KWH sales decreased 1.3% and 1.2%, weather-adjusted commercial KWH sales increased 1.8% and 1.4%, and weather-adjusted industrial sales decreased 4.4% and 3.4% for the third quarter and year-to-date 2008, respectively, when compared to the corresponding periods in 2007.
Revenues attributable to changes in weather decreased in the third quarter and year-to-date 2008 when compared to the corresponding periods in 2007. The decline in the third quarter 2008 was primarily due to a significantly warmer August in 2007. The decline in year-to-date 2008 was primarily due to a significantly warmer August in 2007 partially offset by weather volatility in January and June 2008 compared to the corresponding periods in 2007.
Fuel cost recovery revenues increased by $116.4 million in the third quarter 2008 and by $300.9 million year-to-date 2008 when compared to the corresponding periods in 2007 as a result of higher fuel and purchased power expenses. Georgia Power’s electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Non-Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$21.1	16.5	$37.3	9.2

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Georgia Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the third quarter 2008, wholesale revenues from non-affiliates were $148.9 million compared to $127.8 million for the corresponding period in 2007. For year-to-date 2008, wholesale revenues from non-affiliates were $443.9 million compared to $406.6 million for the corresponding period in 2007. These increases were primarily driven by the fuel component within non-affiliate wholesale prices which has increased with the effects of higher fuel and purchased power costs. These increases were partially offset by 1.6% and 1.8% decreases in KWH energy sales in the third quarter and year-to-date 2008, respectively, as well as decreased contributions from the emissions allowance component of market-based wholesale prices.
Wholesale Revenues – Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(0.8)	(0.7)	$44.6	21.5

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2008, wholesale revenues from affiliates were $106.7 million compared to $107.5 million for the corresponding period in 2007. This decrease was primarily due to a 35.7% decrease in KWH sales that was partially offset by higher Power Pool rates for these sales due to higher fuel and purchased power costs.
For year-to-date 2008, wholesale revenues from affiliates were $252.7 million compared to $208.1 million for the corresponding period in 2007. This increase in wholesale revenues was due to higher Power Pool rates for these sales due to higher fuel and purchased power costs, partially offset by a 17.2% decrease in KWH sales.
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$73.8	9.4	$150.3	7.4
Purchased power – non-affiliates	23.9	14.2	75.9	26.9
Purchased power – affiliates	51.1	26.0	187.7	33.5

Total fuel and purchased power expenses	$148.8		$413.9

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the third quarter 2008, total fuel and purchased power expenses were $1.30 billion compared to $1.15 billion for the corresponding period in 2007. These increases were due to a $201.0 million increase in the average cost of fuel and purchased power, partially offset by a $52.2 million decrease in total KWHs generated and purchased.
For year-to-date 2008, total fuel and purchased power expenses were $3.29 billion compared to $2.87 billion for the corresponding period in 2007. These increases were due to a $421.5 million increase in the average cost of fuel and purchased power, partially offset by a $7.6 million decrease in total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s energy cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Georgia PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Georgia Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	3.32	2.77	19.9	3.07	2.69	14.1
Purchased power	8.87	7.61	16.6	8.39	7.25	15.7

In the third quarter 2008, fuel expense was $859.8 million compared to $786.0 million for the corresponding period in 2007. For year-to-date 2008, fuel expense was $2.18 billion compared to $2.03 billion for the corresponding period in 2007. The increases in fuel expense were the result of 19.9% and 14.1% increases in the average cost of fuel per KWH generated for the third quarter and year-to-date 2008, respectively. These increases were primarily due to an increase in fuel commodity prices resulting from global demand pressures. The average cost of coal per KWH generated increased 23.0% and 17.8% in the third quarter and year-to-date 2008, respectively. The average cost of oil and natural gas per KWH generated increased 16.3% in both the third quarter and year-to-date 2008.
Non-affiliates
In the third quarter 2008, purchased power from non-affiliates was $192.3 million compared to $168.4 million for the corresponding period in 2007. For year-to-date 2008, purchased power from non-affiliates was $358.0 million compared to $282.1 million for the corresponding period in 2007. These increases were primarily the result of 2.4% and 13.1% volume increases in KWHs purchased from available lower priced market energy alternatives in the third quarter and year-to-date 2008, respectively, and increases in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Affiliates
In the third quarter 2008, purchased power from affiliates was $247.8 million compared with $196.7 million for the corresponding period in 2007. This increase was primarily the result of the higher average cost of KWHs purchased due to higher fuel costs within the purchase price partially offset by a 2.2% decrease in the volume of KWHs purchased.
For year-to-date 2008, purchased power from affiliates was $748.6 million compared with $560.9 million for the corresponding period in 2007. This increase was primarily the result of the higher average cost of KWHs purchased due to higher fuel costs within the purchase price and a 4.1% volume increase in KWHs purchased from available lower cost resources within the Power Pool.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$1.7	0.7	$28.5	3.9
Maintenance	(11.1)	(8.5)	(18.8)	(4.8)

Total other operations and maintenance	$(9.4)		$9.7

In the third quarter 2008, other operations and maintenance expenses were $379.3 million compared to $388.7 million for the corresponding period in 2007. The decrease was primarily due to an $8.1 million decrease in the timing of transmission and distribution maintenance activities.
For year-to-date 2008, other operations and maintenance expenses were $1.14 billion compared to $1.13 billion for the corresponding period in 2007. The increase was primarily the result of a $11.0 million increase in the accrual for property damage approved under the 2007 Retail Rate Plan. Also contributing to the increase were customer account expenses of $15.3 million primarily related to meter reading, records and collections, and uncollectible accounts, as well as $9.1 million related to medical expenses. These increases were partially offset by decreases of $22.8 million related to the timing of transmission and distribution operations and maintenance activities.
Depreciation and Amortization

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$34.0	26.6	$90.4	23.7

In the third quarter 2008, depreciation and amortization was $162.3 million compared to $128.3 million for the corresponding period in 2007. For year-to-date 2008, depreciation and amortization was $472.1 million compared to $381.7 million for the corresponding period in 2007. These increases were primarily the result of increases in plant in service related to completed transmission, distribution, and environmental projects and changes in depreciation rates effective January 1, 2008, approved under the 2007 Retail Rate Plan.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$3.9	4.4	$10.7	4.6

In the third quarter 2008, taxes other than income taxes were $91.6 million compared with $87.7 million for the corresponding period in 2007. For year-to-date 2008, taxes other than income taxes were $242.4 million compared with $231.7 million for the corresponding period in 2007. These increases were primarily the result of higher municipal franchise fees resulting from retail revenue increases during these periods.
Allowance for Equity Funds Used During Construction

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$3.1	17.0	$26.9	58.9

In the third quarter 2008, AFUDC was $20.9 million compared with $17.8 million for the corresponding period in 2007. For year-to-date 2008, AFUDC was $72.6 million compared with $45.7 million for the corresponding period in 2007. These increases were primarily the result of increases in construction work in progress balances related to ongoing environmental and transmission projects as well as three combined cycle generating units at Plant McDonough.
Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$7.5	3.3	$52.4	13.1

In the third quarter 2008, income taxes were $237.4 million compared with $229.9 million for the corresponding period in 2007. For year-to-date 2008, income taxes were $453.4 million compared with $401.0 million for the corresponding period in 2007. These increases were primarily the result of increased pre-tax income, partially offset by increases in non-taxable items, particularly AFUDC, as well as additional state tax credits and an increase in the federal production activities deduction amount. See Note (H) to the Condensed Financial Statements herein for additional information.
Dividends on Preferred and Preference Stock

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$3.6	N/M	$10.9	N/M

N/M – Not Meaningful
In the third quarter 2008, dividends on preferred and preference stock were $4.3 million compared with $0.7 million for the corresponding period in 2007. For year-to-date 2008, dividends on preferred and preference stock were $13.0 million compared with $2.1 million for the corresponding period in 2007. These increases were primarily the result of the issuance of $225 million of preference stock in the fourth quarter 2007, which has quarterly dividends of approximately $3.7 million.

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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding civil actions brought by the EPA alleging that Georgia Power and Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. The action against Georgia Power has been administratively closed since 2001, and the case has not been reopened. In the action involving Alabama Power, on July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case. The ultimate outcome of these matters cannot be determined at this time.
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
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Georgia PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff.   The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
On February 6, 2007, the Georgia PSC approved an increase in Georgia Power’s total annual billings of approximately $383 million related to fuel cost recovery effective March 1, 2007. On February 29, 2008, the Georgia PSC approved an additional increase of approximately $222 million effective June 1, 2008. As of September 30, 2008, Georgia Power had an under recovered fuel balance of approximately $776 million as compared to $692 million at December 31, 2007. Georgia Power is required to file for a new fuel cost recovery rate no later than March 1, 2009. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under “Retail Regulatory Matters – Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Georgia Power’s revenues or net income, but will affect cash flow.
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

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On August 1, 2008, Georgia Power submitted an application for the Georgia PSC to certify the project. Hearings began November 3, 2008 and a final certification decision is expected in March 2009.
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
Income Tax Matters
Legislation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Georgia does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Georgia Power estimates the cash flow reduction to tax payments as a result of the Stimulus Act for 2008 to be between $50 million and $90 million.
On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (Stabilization Act) into law. In addition to addressing financial issues, the Stabilization Act includes renewable energy incentives as well as accelerated depreciation for smart meters and smart grid systems. Georgia Power is currently assessing the financial implications of the Stabilization Act. The ultimate impact cannot be determined at this time.
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
On July 3, 2008, Georgia Power self-reported to the SERC Reliability Council (SERC) a potential violation of the North American Electric Reliability Council reliability standard for transmission vegetation management programs related to a single tree. The SERC can impose penalties ranging from $1,000 to $1,000,000 per day, per violation, which can be adjusted according to certain risk factors and other aggravating or mitigating factors. On September 10, 2008, Georgia Power submitted a proposed settlement agreement, including a proposed mitigation plan. The SERC has not responded to the proposed settlement agreement and the penalty that SERC may assess remains uncertain. The ultimate outcome of this matter cannot be determined at this time; however, it could have a significant and potentially material impact on the net income and cash flow of Georgia Power.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Georgia Power’s financial condition remained stable at September 30, 2008. Throughout the recent turmoil in the financial markets, Georgia Power has maintained adequate access to capital without drawing any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Georgia Power has continued to issue commercial paper which has increased the balance of short-term debt while also increasing cash and cash equivalents as a precautionary measure. During the third quarter 2008 and subsequent to September 30, 2008, Georgia Power was required to purchase a total of $76.6 million of variable rate pollution control revenue bonds that were tendered by investors, of which $75 million were subsequently remarketed. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital needs. No material changes in bank credit arrangements have occurred. Georgia Power’s interest cost for short-term debt

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
has not changed materially. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.
As a result of the turmoil in the financial markets, Georgia Power experienced no material counterparty credit losses. Georgia Power’s investments in pension and nuclear decommissioning trust funds declined in value as of September 30, 2008. No material changes in funding requirements related to these funds are currently expected; however, the ultimate outcome cannot be determined at this time.
Net cash provided from operating activities totaled $1.3 billion for the first nine months of 2008, compared to $1.0 billion for the corresponding period in 2007. The $303.6 million increase in cash provided from operating activities in the first nine months of 2008 is primarily due to higher retail operating revenues. Net cash used for investing activities totaled $1.5 billion for the first nine months of 2008 primarily due to gross property additions to utility plant of $1.5 billion. Net cash provided from financing activities totaled $523.6 million for the first nine months of 2008 compared to $203.3 million for the corresponding period in 2007. This was primarily due to the issuance of notes payable and the timing of financings in 2008 compared to 2007.
Significant balance sheet changes for the first nine months of 2008 include a $1.4 billion increase in plant in service.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $369 million will be required through September 30, 2009 to fund maturities of long-term debt. In addition, in connection with entering into the Vogtle 3 and 4 Agreement, as described under FUTURE EARNINGS POTENTIAL – “Nuclear – Nuclear Projects” herein, the Georgia Power Board of Directors approved revisions to Georgia Power’s capital budget of $600 million in 2009 and $700 million in 2010, for a revised estimated total construction program of $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. In November 2008, Georgia Power’s management plans to request approval by the Georgia Power Board of Directors of a revised capital budget of approximately $2.9 billion for 2009 and $2.6 billion for 2010. The increases are primarily a result of changes in the timing of expenditures for environmental controls at Plant Bowen and Yates and the new generating units at Plant McDonough, as well as other project scope and price changes. The Southern Company system financial plan, including the Southern Company system capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2009. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulations; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
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
Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2008 approximately $363.8 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. Of the unused credit arrangements, $225 million expire in 2009 and $1.1 billion expire in 2012. Of the facilities that expire in 2009, $40 million contain provisions allowing two-year term loans executable at expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration.
At September 30, 2008, substantially all of these credit arrangements provided liquidity support to Georgia Power’s commercial paper program and purchase obligations related to variable rate pollution control revenue bonds. At September 30, 2008, such purchase obligations totaled $666.4 million compared to $743 million in the second quarter 2008. The decrease is due to Georgia Power’s required purchase of $76.6 million of variable rate pollution control revenue bonds that were tendered by investors. Subsequent to September 30, 2008, Georgia Power converted $104.6 million of variable rate pollution control revenue bonds to a fixed interest rate mode. In addition, Georgia Power remarketed approximately $75 million of the bonds that were tendered by investors. The net effect of these transactions decreased the amount of liquidity support dedicated to funding purchase obligations to $636.3 million. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2008, Georgia Power had approximately $788.4 million of commercial paper and $100 million of short-term bank loans outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances, energy price risk management and for construction of new generation. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB- or Baa3 rating were approximately $28 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $933 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Market Price Risk
Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Georgia Power continues to manage a fuel-hedging program implemented at the instruction of the Georgia PSC. As such, Georgia Power has no material change in market risk exposures when compared with the December 31, 2007 reporting period.
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$168.5	$(0.4)
Contracts realized or settled	(65.4)	(86.8)
Current period changes(a)	(150.5)	39.8

Contracts outstanding at the end of the period, assets (liabilities), net	$(47.4)	$(47.4)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 was $215.9 million and $47.0 million, respectively, substantially all of which is due to natural gas positions. These changes are attributable to both the volume and prices of natural gas. At September 30, 2008, Georgia Power had a net hedge volume of 52.7 Bcf with a weighted average contract cost approximately $0.92 per mmBtu above market prices, compared to 51.3 Bcf at June 30, 2008 with a weighted average contract cost approximately $3.36 per mmBtu below market prices and compared to 44.1 Bcf at December 31, 2007 with a weighted average contract cost approximately $0.02 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery mechanism.
At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Regulatory hedges	$(47.4)	$(0.4)
Cash flow hedges	—	—
Non-accounting hedges	—	—

Total fair value	$(47.4)	$(0.4)

Energy-related derivative contracts which are designated as regulatory hedges relate to Georgia Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery mechanism. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months and nine months ended September 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
		(in millions)
Level 1	$—	$—	$—	$—
Level 2	(47.4)	(35.5)	(11.9)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(47.4)	$(35.5)	$(11.9)	$—

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
Financing Activities
In the first nine months of 2008, Georgia Power issued $250 million of Series 2008A Floating Rate Senior Notes due March 17, 2010 and $250 million of Series 2008B 5.4% Senior Notes due June 1, 2018. In addition, Georgia Power entered into a three-year $300 million long-term floating rate bank loan that bears interest based on one-month LIBOR. Proceeds were used to repay a portion of Georgia Power’s short-term indebtedness, including the maturity of $45 million aggregate principal amount of its Savannah Electric and Power Company Series C 6.55% Senior Notes, and for other corporate purposes, including Georgia Power’s continuous construction activities. Georgia Power settled interest rate hedges of $225 million notional amount at a loss of $16 million. This loss will be amortized over the original term of the hedges. Georgia Power also terminated derivative contracts related to the issuance of $100 million of the Series 2008B Senior Notes at a loss of approximately $5 million, which will be amortized over the life of the Series 2008B Senior Notes. Also in 2008, Georgia Power entered into derivative transactions designed to mitigate interest rate risk related to floating rate obligations. The total notional amount of these derivatives was $901 million. See Note (F) to the Condensed Financial Statements herein for further details.
Also in the first nine months of 2008, Georgia Power converted its entire $819 million of obligations related to auction rate pollution control revenue bonds from auction rate modes to other interest rate modes.  Initially,

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $332 million of the auction rate pollution control revenue bonds were converted to fixed interest rate modes and approximately $487 million were converted to daily floating rate modes. Georgia Power converted approximately $98 million of its variable rate pollution control revenue bonds to fixed interest rate modes. In addition, Georgia Power incurred obligations related to the issuance of $53 million of pollution control revenue bonds for Georgia Power’s Plant Hammond Project. At September 30, 2008 the trustee held $30.4 million of the proceeds, which will be transferred to Georgia Power for reimbursement of project costs. In September 2008, Georgia Power was required to purchase a total of approximately $76.6 million of variable rate pollution control revenue bonds that were tendered by investors. Also in September 2008, Georgia Power paid at maturity $75 million of Series 2007C floating rate Senior Notes.
Subsequent to September 30, 2008, Georgia Power converted approximately $104.6 million of variable rate pollution control revenue bonds to a fixed interest rate mode.
Also subsequent to September 30, 2008, Georgia Power remarketed a total of approximately $75 million of variable rate pollution control revenue bonds that were tendered by investors.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$359,652	$325,864	$871,834	$788,827
Wholesale revenues —
Non-affiliates	26,194	20,892	76,902	65,296
Affiliates	20,036	13,297	89,500	74,190
Other revenues	15,959	16,503	45,007	42,870

Total operating revenues	421,841	376,556	1,083,243	971,183

Operating Expenses:
Fuel	185,003	150,665	501,129	430,188
Purchased power — Non-affiliates	14,057	7,110	23,269	10,453
Affiliates	41,136	36,737	66,564	54,247
Other operations	48,879	53,987	143,758	147,000
Maintenance	16,344	16,491	53,670	49,148
Depreciation and amortization	22,295	21,540	66,205	63,840
Taxes other than income taxes	25,088	25,027	66,587	65,516

Total operating expenses	352,802	311,557	921,182	820,392

Operating Income	69,039	64,999	162,061	150,791
Other Income and (Expense):
Allowance for equity funds used during construction	2,673	539	6,196	1,403
Interest income	914	1,295	2,332	4,192
Interest expense, net of amounts capitalized	(10,489)	(11,545)	(32,164)	(34,075)
Other income (expense), net	(357)	(389)	(1,366)	(1,264)

Total other income and (expense)	(7,259)	(10,100)	(25,002)	(29,744)

Earnings Before Income Taxes	61,780	54,899	137,059	121,047
Income taxes	22,886	19,911	48,542	44,271

Net Income	38,894	34,988	88,517	76,776
Dividends on Preference Stock	1,551	825	4,652	2,475

Net Income After Dividends on Preference Stock	$37,343	$34,163	$83,865	$74,301

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preference Stock	$37,343	$34,163	$83,865	$74,301
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(976), $(1,077), and $1,561, respectively	—	(1,554)	(1,715)	2,485
Reclassification adjustment for amounts included in net income, net of tax of $104, $54, $261, and $214, respectively	167	87	416	342

Total other comprehensive income (loss)	167	(1,467)	(1,299)	2,827

COMPREHENSIVE INCOME	$37,510	$32,696	$82,566	$77,128

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$88,517	$76,776
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	69,926	67,644
Deferred income taxes	24,850	(11,540)
Allowance for equity funds used during construction	(6,196)	(1,403)
Pension, postretirement, and other employee benefits	1,413	1,809
Stock option expense	656	1,022
Tax benefit of stock options	200	268
Hedge settlements	(5,220)	3,030
Other, net	(4,115)	1,472
Changes in certain current assets and liabilities —
Receivables	(75,430)	(18,793)
Fossil fuel stock	(26,408)	(19,667)
Materials and supplies	7,135	(1,521)
Prepaid income taxes	(3,929)	7,177
Property damage cost recovery	20,038	19,467
Other current assets	2,371	1,735
Accounts payable	(2,154)	7,500
Accrued taxes	3,825	31,826
Accrued compensation	(3,063)	(5,217)
Other current liabilities	(2,058)	2,890

Net cash provided from operating activities	90,358	164,475

Investing Activities:
Property additions	(232,398)	(164,217)
Cost of removal, net of salvage	(5,246)	(7,890)
Construction payables	13,830	(6,354)
Other	(3,956)	(232)

Net cash used for investing activities	(227,770)	(178,693)

Financing Activities:
Increase (decrease) in notes payable, net	57,813	(94,881)
Proceeds —
Senior Notes	—	85,000
Common stock issued to parent	—	80,000
Gross excess tax benefit of stock options	283	646
Capital contributions from parent company	75,304	—
Other long-term debt	110,000	—
Redemptions — Senior notes	(974)	—
Payment of preference stock dividends	(4,507)	(2,475)
Payment of common stock dividends	(61,275)	(55,575)
Other	(2,135)	(1,104)

Net cash provided from financing activities	174,509	11,611

Net Change in Cash and Cash Equivalents	37,097	(2,607)
Cash and Cash Equivalents at Beginning of Period	5,348	7,526

Cash and Cash Equivalents at End of Period	$42,445	$4,919

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $2,470 and $619 capitalized for 2008 and 2007, respectively)	$27,940	$24,875
Income taxes (net of refunds)	$37,353	$25,659
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$42,445	$5,348
Receivables —
Customer accounts receivable	88,988	63,227
Unbilled revenues	54,455	39,000
Under recovered regulatory clause revenues	71,105	58,435
Other accounts and notes receivable	7,569	7,162
Affiliated companies	2,327	19,377
Accumulated provision for uncollectible accounts	(2,101)	(1,711)
Fossil fuel stock, at average cost	97,739	71,012
Materials and supplies, at average cost	38,627	45,763
Property damage cost recovery	—	18,585
Other regulatory assets	22,146	10,220
Other	18,760	14,878

Total current assets	442,060	351,296

Property, Plant, and Equipment:
In service	2,755,543	2,678,952
Less accumulated provision for depreciation	966,499	931,968

	1,789,044	1,746,984
Construction work in progress	291,455	150,870

Total property, plant, and equipment	2,080,499	1,897,854

Other Property and Investments	4,745	4,563

Deferred Charges and Other Assets:
Deferred charges related to income taxes	22,728	17,847
Prepaid pension costs	109,407	107,151
Other regulatory assets	134,462	97,492
Other	36,301	22,784

Total deferred charges and other assets	302,898	245,274

Total Assets	$2,830,202	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$37,000	$—
Notes payable	102,439	44,625
Accounts payable —
Affiliated	51,664	39,375
Other	66,916	56,823
Customer deposits	27,202	24,885
Accrued taxes —
Income taxes	44,039	30,026
Other	22,494	10,577
Accrued interest	10,025	7,698
Accrued compensation	12,034	15,096
Other regulatory liabilities	5,699	6,027
Other	30,447	32,023

Total current liabilities	409,959	267,155

Long-term Debt	812,429	740,050

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	248,502	240,101
Accumulated deferred investment tax credits	11,688	12,988
Employee benefit obligations	76,888	74,021
Other cost of removal obligations	179,467	172,876
Other regulatory liabilities	85,087	82,741
Other	80,460	79,802

Total deferred credits and other liabilities	682,092	662,529

Total Liabilities	1,904,480	1,669,734

Preference Stock	97,998	97,998

Common Stockholder’s Equity:
Common stock, without par value—
Authorized - 20,000,000 shares
Outstanding - 1,792,717 shares	118,060	118,060
Paid-in capital	511,400	435,008
Retained earnings	203,362	181,986
Accumulated other comprehensive loss	(5,098)	(3,799)

Total common stockholder’s equity	827,724	731,255

Total Liabilities and Stockholder’s Equity	$2,830,202	$2,498,987

The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$3.2	9.3	$9.6	12.9

Gulf Power’s net income after dividends on preference stock for the third quarter 2008 was $37.3 million compared to $34.1 million for the corresponding period in 2007. The increase was primarily due to higher wholesale revenues from non-affiliates and increased allowance for equity funds used during construction (AFUDC), partially offset by a decrease in sales growth.
Gulf Power’s net income after dividends on preference stock for year-to-date 2008 was $83.9 million compared to $74.3 million for the corresponding period in 2007. The increase was primarily due to higher wholesale revenues from non-affiliates and increased AFUDC.
Retail Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$33.8	10.4	$83.0	10.5

In the third quarter 2008, retail revenues were $359.7 million compared to $325.9 million for the corresponding period in 2007. For year-to-date 2008, retail revenues were $871.8 million compared to $788.8 million for the corresponding period in 2007.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2008		2008
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$325.9		$788.8
Estimated change in —
Rates and pricing	2.0	0.6	4.8	0.6
Sales growth	(4.3)	(1.3)	(3.9)	(0.5)
Weather	0.1	0.0	4.5	0.6
Fuel and other cost recovery	36.0	11.1	77.6	9.8

Retail – current year	$359.7	10.4%	$871.8	10.5%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007 primarily due to cost recovery provisions for energy conservation costs and environmental compliance costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected costs including any true-up amount from prior periods, and approved rates are implemented each January. These recovery provisions include related expenses and a return on average net investment. See Note 1 to the financial statements of Gulf Power under “Revenues” and Note 3 to the financial statements of Gulf Power under “Environmental Remediation” and “Retail Regulatory Matters – Environmental Cost Recovery” in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales growth decreased in the third quarter 2008 when compared to the same period in 2007. Weather-adjusted KWH energy sales to residential customers and commercial customers decreased 7.2% and 1.9%, respectively. The decrease in weather-adjusted KWH energy sales to residential and commercial customers was primarily due to decreased customer usage mainly due to a slowing economy, which has negatively impacted the housing market, residential construction, and caused unemployment to rise in the past year in Gulf Power’s service area. Industrial KWH energy sales increased 11.3% primarily as a result of decreased customer co-generation due to the higher cost of natural gas.
Revenues attributable to changes in sales growth decreased year-to-date 2008 when compared to the same period in 2007. Weather-adjusted KWH energy sales to residential customers and commercial customers decreased 5.2% and 0.3%, respectively. The decrease in weather-adjusted KWH energy sales to residential customers was primarily due to decreased customer usage mainly due to a slowing economy, which has negatively impacted the housing market, residential construction, and caused unemployment to rise in the past year in Gulf Power’s service area. The decrease in weather-adjusted KWH energy sales to commercial customers was primarily due to a decrease in number of customers as a result of a slowing economy. Industrial KWH energy sales increased 11.7% primarily as a result of decreased customer co-generation due to the higher cost of natural gas.
Revenues attributable to changes in weather were immaterial in the third quarter 2008 and increased year-to-date 2008 when compared to the corresponding periods in 2007. The increase was due to more favorable weather in 2008 compared to 2007.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2008 when compared to the corresponding periods in 2007 primarily due to higher fuel and purchased power expenses. Fuel and other cost recovery revenues include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and revenues related to the recovery of storm damage restoration costs. Annually, Gulf Power petitions the Florida PSC for recovery of projected fuel and purchased power costs including any true-up

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amount from prior periods, and approved rates are implemented each January. Gulf Power received approval from the Florida PSC to increase the fuel factor for the period from September 2008 through December 2008 to recover a portion of the estimated December 31, 2008 fuel cost under-recovery balance. The recovery provisions generally equal the related expenses and have no material effect on net income. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters - Retail Fuel Cost Recovery” herein and MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” and “Property Damage Reserve” and Note 3 to the financial statements of Gulf Power under “Retail Regulatory Matters – Storm Damage Cost Recovery” in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$5.3	25.4	$11.6	17.8

Wholesale revenues from non-affiliates are predominantly unit power sales under long-term contracts to other Florida utilities. Revenues from these contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.
In the third quarter 2008, wholesale revenues from non-affiliates were $26.2 million compared to $20.9 million for the corresponding period in 2007. For year-to-date 2008, wholesale revenues from non-affiliates were $76.9 million compared to $65.3 million for the corresponding period in 2007. These increases were primarily a result of higher capacity revenues associated with new and existing territorial wholesale contracts and higher energy revenues as a result of increased fuel costs.
Wholesale Revenues – Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$6.7	50.7	$15.3	20.6

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the third quarter 2008, wholesale revenues from affiliates were $20.0 million compared to $13.3 million for the corresponding period in 2007. The increase was due to a 67.9% increase in price related to fuel, partially offset by a 10.2% decrease in KWH sales.
For year-to-date 2008, wholesale revenues from affiliates were $89.5 million compared to $74.2 million for the corresponding period in 2007. The increase was due to a 54.6% increase in price related to fuel, partially offset by a 22.0% decrease in KWH sales.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$34.3	22.8	$70.9	16.5
Purchased power – non-affiliates	6.9	97.7	12.8	122.6
Purchased power – affiliates	4.4	12.0	12.3	22.7

Total fuel and purchased power expenses	$45.6		$96.0

In the third quarter 2008, total fuel and purchased power expenses were $240.1 million compared to $194.5 million for the corresponding period in 2007. The net increase in fuel and purchased power expenses was due to a $44.7 million increase in the average cost of fuel and purchased power as well as an $11.3 million increase in KWHs purchased, partially offset by a $10.4 million decrease in KWHs generated.
For year-to-date 2008, total fuel and purchased power expenses were $590.9 million compared to $494.9 million for the corresponding period in 2007. The net increase in fuel and purchased power expenses was due to a $106.9 million increase in the average cost of fuel and purchased power as well as an $11.6 million increase in KWHs purchased, partially offset by a $22.5 million decrease in KWHs generated.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – “FERC and Florida PSC Matters – Retail Fuel Cost Recovery” herein for additional information.
Details of Gulf Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change
	(cents per net KWH)		(cents per net KWH)
Fuel	4.54	3.44	32.0	4.20	3.42	22.8
Purchased power	13.09	13.08	0.1	11.07	9.41	17.6

In the third quarter 2008, fuel expense was $185.0 million compared to $150.7 million in the same period in 2007. The increase was due to a $44.7 million increase in the average cost of fuel, partially offset by a $10.4 million decrease related to total KWHs generated. The average cost of coal per KWH generated increased 36.0% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 20.3% primarily as a result of increases in commodity prices.
For year-to-date 2008, fuel expense was $501.1 million compared to $430.2 million in the same period in 2007. The increase was due to a $93.4 million increase in the average cost of fuel, partially offset by a $22.5 million decrease related to total KWHs generated. The average cost of coal per KWH generated increased 23.5% primarily as a result of increases in commodity and transportation costs. The average cost of oil and natural gas per KWH generated increased 18.4% primarily as a result of increases in commodity prices.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-affiliates
In the third quarter 2008, purchased power from non-affiliates was $14.0 million compared to $7.1 million for the same period in 2007. The increase was due to a $4.1 million increase in total KWHs purchased and a $2.8 million increase resulting from the higher average cost per KWH.
For year-to-date 2008, purchased power from non-affiliates was $23.3 million compared to $10.5 million for the same period in 2007. The increase was due to a $10.0 million increase resulting from the higher average cost per KWH and a $2.8 million increase in total KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2008, purchased power from affiliates was $41.1 million compared to $36.7 million for the corresponding period in 2007. The increase was due to a $7.2 million increase in total KWHs purchased, partially offset by a $2.8 million decrease resulting from the lower average cost per KWH.
For year-to-date 2008, purchased power from affiliates was $66.5 million compared to $54.2 million for the corresponding period in 2007. The increase was due to an $8.8 million increase in total KWHs purchased as well as a $3.5 million increase resulting from the higher average cost per KWH.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$(5.1)	(9.5)	$(3.2)	(2.2)
Maintenance	(0.1)	(0.9)	4.5	9.2

Total other operations and maintenance	$(5.2)		$1.3

In the third quarter 2008, other operations and maintenance expenses were $65.2 million compared to $70.4 million for the same period in 2007. The decrease was primarily due to a $1.6 million decrease in other energy services, a $1.1 million decrease due to an adjustment in allocated overhead expenses, a $0.8 million decrease in distribution contract labor costs, and a $0.7 million decrease in miscellaneous administrative and general expenses. This decrease was partially offset by a $1.3 million increase in unscheduled maintenance at generation facilities. The decreased expenses from other energy services did not have a material impact on earnings since they were offset by decreased associated revenues.
For year-to-date 2008, other operations and maintenance expenses were $197.4 million compared to $196.1 million for the same period in 2007. The increase was primarily due to a $3.7 million increase in scheduled

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and unscheduled maintenance at generation facilities. This increase was partially offset by a $1.3 million decrease in other energy services and a $1.1 million decrease due to an adjustment in allocated overhead expenses. The decreased expenses from other energy services did not have a material impact on earnings since they were offset by decreased associated revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$2.2	395.9	$4.8	341.6

In the third quarter 2008, AFUDC was $2.7 million compared to $0.5 million for the corresponding period in 2007. For year-to-date 2008, AFUDC was $6.2 million compared to $1.4 million for the corresponding period in 2007. These increases were primarily due to the construction of environmental control projects.
Interest Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(29.4)	$(1.9)	(44.4)

In the third quarter 2008, interest income was $0.9 million compared to $1.3 million for the same period in 2007. For year-to-date 2008, interest income was $2.3 million compared to $4.2 million for the same period in 2007. These decreases were primarily a result of lower variable interest rates charged against the under recovered fuel balance and a decrease in the property damage reserve balance. The Florida PSC has authorized the calculation of interest on under recovered regulatory clause revenues at 30-day commercial paper rates.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$(1.0)	(9.1)	$(1.9)	(5.6)

In the third quarter 2008, interest expense was $10.5 million compared to $11.5 million for the same period in 2007. For year-to-date 2008, interest expense was $32.2 million compared to $34.1 million for the same period in 2007. These decreases were primarily due to a $0.8 million increase in third quarter 2008 and a $1.9 million increase year-to-date 2008 in capitalization of the allowance for debt funds used during construction related to the construction of environmental control projects.
Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$3.0	14.9	$4.2	9.6

In the third quarter 2008, income taxes were $22.9 million compared to $19.9 million for the same period in 2007. The increase was primarily due to higher earnings before income taxes and a decrease in the federal production activities deduction, partially offset by the tax benefit associated with an increase in AFUDC. See

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note (H) to the Condensed Financial Statements herein for additional information related to the federal production activities deduction.
For year-to-date 2008, income taxes were $48.5 million compared to $44.3 million for the same period in 2007. The increase was primarily a result of higher earnings before income taxes partially offset by the tax benefit associated with an increase in AFUDC.
Dividends on Preference Stock

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007

(change in millions)	(% change)	(change in millions)	(% change)
$0.7	88.0	$2.2	88.0

In the third quarter 2008, dividends on preference stock were $1.5 million compared to $0.8 million for the same period in 2007. For year-to-date 2008, dividends on preference stock were $4.7 million compared to $2.5 million for the same period in 2007. These increases resulted from the issuance of $45 million of 6.45% Preference Stock in October 2007.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding notices of violation issued by the EPA relating to Gulf Power’s Plant Crist and a unit partially owned by Gulf Power at Plant Scherer and civil actions brought by the EPA against Alabama Power and Georgia Power alleging that these companies had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of their coal-fired generating facilities. In the action involving Alabama Power, on July 24, 2008, the U.S. District Court for the Northern District of Alabama

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case. The ultimate outcome of these matters cannot be determined at this time.
Clean Air Interstate Rule
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Gulf Power in Item 7 of the Form 10-K for background regarding the Clean Air Interstate Rule (CAIR). On July 11, 2008, in response to petitions brought by certain states and regulated industries challenging particular aspects of CAIR, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating CAIR in its entirety and remanding it to the EPA for further action consistent with its opinion. Gulf Power’s overall environmental compliance strategy has been developed in response to numerous federal and state regulatory requirements, many of which remain unaffected by the court’s ruling; however, the court’s decision has the potential to impact future decision making regarding capital expenditures, the installation and operation of pollution control equipment, and the purchase, use, and associated carrying values of emissions allowances. The ultimate impact of the court’s decision cannot be determined at this time and may depend on subsequent legal action, including issuance of the court’s mandate, and future rulemaking and regulatory treatment.
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
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global Climate Issues
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Global Climate Issues” of Gulf Power in Item 7 of the Form 10-K for additional information regarding executive orders issued by the Governor of the State of Florida addressing reduction of greenhouse gas emissions within the state. On June 25, 2008, Florida’s Governor signed comprehensive energy-related legislation that includes authorization for the Florida Department of Environmental Protection to adopt rules for a cap-and-trade regulatory program to address greenhouse gas emissions from electric utilities, conditioned upon their ratification by the legislature no sooner than the 2010 legislative session. This legislation also authorizes the Florida PSC to adopt a renewable portfolio standard for public utilities, subject to legislative ratification. The impact of this legislation on Gulf Power will depend on the development, adoption, legislative ratification, implementation, and potential legal challenges in connection with rules governing greenhouse gas emissions and mandates regarding the use of renewable energy, and the ultimate outcome cannot be determined at this time.
FERC and Florida PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Retail Fuel Cost Recovery
Gulf Power has established fuel cost recovery rates approved by the Florida PSC. In recent years, Gulf Power has experienced higher than expected fuel costs for coal and natural gas. If the projected fuel cost over or under recovery balance at year-end exceeds 10% of the projected fuel revenue applicable for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel cost recovery factor is being requested. Gulf Power filed a petition on June 20, 2008 with the Florida PSC requesting an adjustment to the fuel cost recovery factor. On July 29, 2008, the Florida PSC approved Gulf Power’s request for an increase of approximately 28.3% in the fuel factor for retail customers. This change represents an increase of 11.3% for a

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
residential customer billing of 1,000 KWH per month. The increase will result in the recovery of $38.2 million of the projected under recovered balance during the period from September 2008 through December 2008. The remaining portion of the projected under recovered balance is expected to be recovered in 2009. On September 2, 2008, Gulf Power filed its 2009 projected fuel cost recovery filing with the Florida PSC which includes the fuel factors proposed for January through December 2009. The proposed 2009 fuel factor represents an increase of 12.9% over the fuel factor in place September 2008 through December 2008. This change represents an increase of 5.8% in the total bill for a residential customer using 1,000 KWH per month. The Florida PSC will hold hearings to address this filing in November 2008. On October 13, 2008, Gulf Power notified the Florida PSC that the projected fuel cost under recovery balance at year-end exceeds the 10% threshold, but no adjustment to the 2008 or the 2009 factor was requested.
Under recovered fuel costs at September 30, 2008 totaled $101.5 million, compared to $56.6 million at December 31, 2007. Approximately $64.5 million is included in under recovered regulatory clause revenues and approximately $37.0 million is included in deferred charges and other assets on Gulf Power’s Condensed Balance Sheets herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any change in the billing factor would have no significant effect on Gulf Power’s revenues or net income, but would affect cash flow. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Gulf Power in Item 7 and Note 1 to the financial statements of Gulf Power under “Revenues” in Item 8 of the Form 10-K for additional information.
Income Tax Matters
Legislation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Florida does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Gulf Power estimates the cash flow reduction to tax payments as a result of the Stimulus Act for 2008 to be between $7 million and $12 million.
On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (Stabilization Act) into law. In addition to addressing financial issues, the Stabilization Act includes renewable energy incentives as well as accelerated depreciation for smart meters and smart grid systems. Gulf Power is currently assessing the financial implications of the Stabilization Act. The ultimate impact cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Gulf Power’s financial condition remained stable at September 30, 2008. Throughout the recent turmoil in the financial markets, Gulf Power has maintained adequate access to capital without drawing any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Gulf Power has continued to issue commercial paper which has increased the balance of short-term debt while also increasing cash and cash equivalents as a precautionary measure. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital needs. No material changes in bank credit arrangements have occurred. Gulf Power’s interest cost for short-term debt has not changed materially. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.
As a result of the turmoil in the financial markets, Gulf Power experienced no material counterparty credit losses. Gulf Power’s investments in pension trust funds declined in value as of September 30, 2008. No material changes in funding requirements related to these funds are currently expected; however, the ultimate outcome cannot be determined at this time.
Net cash provided from operating activities totaled $90.4 million for the first nine months of 2008, compared to $164.5 million for the corresponding period in 2007. The $74.1 million decrease in cash provided from operating activities was primarily due to an increase in under recovered regulatory clauses related to fuel of $58.1 million, and a $28.0 million decrease in cash flows from accrued taxes liability, partially offset by a decrease in materials and supplies of $8.7 million. Net cash used for investing activities totaled $227.8 million primarily due to gross property additions to utility plant of $240.8 million in the first nine months of 2008. These additions were primarily related to installation of equipment to comply with environmental requirements. Net cash provided from financing activities totaled $174.5 million for the first nine months of 2008, compared to $11.6 million for the corresponding period in 2007. The $162.9 million increase in cash provided from

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
financing activities was primarily due to increased cash flows of $152.7 million related to notes payable and the issuance of $110 million in long-term debt, partially offset by the issuance of $85.0 million in senior notes in 2007.
Significant balance sheet changes for the first nine months of 2008 include a net increase of $182.6 million in property, plant, and equipment, primarily related to environmental control projects, an $11.8 million change in energy-related derivative contracts, and a $44.9 million increase in under recovered regulatory clause revenues related to fuel. In the third quarter 2008, Gulf Power entered into an energy services contract. This contract is expected to result in an additional liability of $5.6 million through the third quarter 2009. Subsequent to September 30, 2008, Gulf Power sold a building and land resulting in a gain of $3.8 million which will be recognized in the fourth quarter 2008.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, maturities of long-term debt, leases, derivative obligations, preference stock dividends, purchase commitments, and trust funding requirements. Gulf Power redeemed, prior to maturity, $1.0 million of senior notes in the first nine months of 2008. At September 30, 2008, Gulf Power had $37 million of securities due within one year.
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
Gulf Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Gulf Power had at September 30, 2008 approximately $42.4 million of cash and cash equivalents and $130 million of unused committed lines of credit with banks. Of these credit agreements, $80 million expire in 2008, $50 million expire in 2009, and $105 million contain provisions allowing one-year term loans executable at expiration. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. These credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control revenue bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2008, Gulf Power had approximately $98.6 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Subsequent to September 30, 2008, Gulf Power renewed $60 million of the $80 million of credit facilities that were set to expire in 2008. In addition, Gulf Power entered into a new committed line of credit for $10 million

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
that will expire in 2009. Subsequent to September 30, 2008, approximately $29 million of Gulf Power’s variable rate pollution control revenue bonds were converted to a fixed interest rate mode and no longer require committed credit support.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, emissions allowances and energy price risk management. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB- or Baa3 rating were approximately $44 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $163 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Market Price Risk
Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Gulf Power continues to manage a fuel-hedging program implemented with the approval of the Florida PSC. As such, Gulf Power has no material change in market risk exposures when compared with the December 31, 2007 reporting period.
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$25.4	$(0.2)
Contracts realized or settled	(9.4)	(12.4)
Current period changes(a)	(28.0)	0.6

Contracts outstanding at the end of the period, assets (liabilities), net	$(12.0)	$(12.0)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decrease in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 was $37.4 million and $11.8 million, respectively, substantially all of which is due to natural gas positions. These changes are attributable to both the volume and prices of natural gas. At September 30, 2008, Gulf Power had a net hedge volume of 15 Bcf with a weighted average contract cost approximately $0.81 per mmBtu above market prices, compared to 6.8 Bcf at June 30, 2008 with a weighted average contract cost approximately $3.82 per mmBtu below market prices and compared to 7.5 Bcf at December 31, 2007 with a weighted average contract cost approximately $0.03 per mmBtu above market prices. The majority of the natural gas hedges are recovered through the fuel cost recovery clause.
At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Regulatory hedges	$(12.0)	$(0.2)
Cash flow hedges	—	—
Non-accounting hedges	—	—

Total fair value	$(12.0)	$(0.2)

Energy-related derivative contracts which are designated as regulatory hedges relate to Gulf Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the fuel cost recovery clause. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months and nine months ended September 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(12.0)	(11.1)	(0.9)	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(12.0)	$(11.1)	$(0.9)	$—

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
Financing Activities
In April 2008, Gulf Power entered into a $110 million term loan agreement that bears interest based on one-month LIBOR and borrowed $80 million under such agreement. In June 2008, Gulf Power borrowed the remaining $30 million under the term loan agreement. Proceeds were used to repay a portion of Gulf Power’s short-term indebtedness and for other general corporate purposes, including Gulf Power’s continuous construction activities. In connection with the term loan agreement, Gulf Power terminated $80 million of derivative transactions at a loss of $5.2 million. The loss was deferred in accumulated other comprehensive income and will be amortized over the original life of the hedge, which is a 10-year period.
Also in 2008, Gulf Power converted its entire $141 million of obligations related to auction rate pollution control revenue bonds from auction rate modes to other interest rate modes. Approximately $75 million of the auction rate pollution control revenue bonds were converted to fixed interest rate modes and approximately $66 million were converted to daily floating rate modes.
Subsequent to September 30, 2008, approximately $29 million of the $66 million variable rate pollution control revenue bonds were converted to a fixed interest rate mode and no longer require committed credit support. Also subsequent to September 30, 2008, Gulf Power purchased from investors the remaining $37 million variable rate pollution control revenue bonds that were subject to mandatory tender.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$241,788	$221,790	$597,298	$560,059
Wholesale revenues —
Non-affiliates	106,595	93,750	274,996	247,746
Affiliates	28,908	13,657	79,833	42,229
Other revenues	4,124	3,826	12,636	13,031

Total operating revenues	381,415	333,023	964,763	863,065

Operating Expenses:
Fuel	174,300	146,864	443,273	390,781
Purchased power —
Non-affiliates	13,777	5,960	21,458	8,173
Affiliates	35,421	27,506	78,903	56,970
Other operations	45,302	46,264	137,605	133,220
Maintenance	19,526	14,941	55,364	46,219
Depreciation and amortization	17,229	15,302	52,327	44,683
Taxes other than income taxes	17,142	16,651	48,993	44,989

Total operating expenses	322,697	273,488	837,923	725,035

Operating Income	58,718	59,535	126,840	138,030
Other Income and (Expense):
Interest income	403	538	996	1,537
Interest expense, net of amounts capitalized	(4,503)	(4,593)	(13,336)	(14,030)
Other income (expense), net	1,506	184	6,025	5,161

Total other income and (expense)	(2,594)	(3,871)	(6,315)	(7,332)

Earnings Before Income Taxes	56,124	55,664	120,525	130,698
Income taxes	19,474	20,781	42,832	49,033

Net Income	36,650	34,883	77,693	81,665
Dividends on Preferred Stock	433	433	1,299	1,299

Net Income After Dividends on Preferred Stock	$36,217	$34,450	$76,394	$80,366

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income After Dividends on Preferred Stock	$36,217	$34,450	$76,394	$80,366
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1,285, $(200), $(169), and $(154), respectively	2,075	(322)	(272)	(249)

COMPREHENSIVE INCOME	$38,292	$34,128	$76,122	$80,117

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$77,693	$81,665
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	56,025	51,809
Deferred income taxes and investment tax credits, net	5,112	(5,806)
Plant Daniel capacity	—	(4,244)
Pension, postretirement, and other employee benefits	6,088	6,877
Stock option expense	639	935
Tax benefit of stock options	473	253
Hurricane Katrina grant proceeds-property reserve	—	60,000
Other, net	(27,388)	(14,443)
Changes in certain current assets and liabilities —
Receivables	(36,440)	(2,501)
Fossil fuel stock	(26,810)	(18,687)
Materials and supplies	(2,961)	22
Prepaid income taxes	1,187	4,822
Other current assets	4,098	915
Hurricane Katrina grant proceeds	—	14,345
Hurricane Katrina accounts payable	—	3,309
Other accounts payable	10,195	(14,032)
Accrued taxes	(6,998)	(9,897)
Accrued compensation	(8,066)	(7,236)
Other current liabilities	17,355	(716)

Net cash provided from operating activities	70,202	147,390

Investing Activities:
Property additions	(100,490)	(84,383)
Cost of removal, net of salvage	(3,497)	6,274
Construction payables	(5,202)	3,327
Hurricane Katrina capital grant proceeds	7,314	10,869
Other	2,423	(90)

Net cash used for investing activities	(99,452)	(64,003)

Financing Activities:
Increase in notes payable, net	44,608	8,939
Proceeds —
Capital contributions	4,222	(3)
Gross excess tax benefit of stock options	892	508
Other long-term debt	80,000	—
Redemptions —
Pollution control revenue bonds	(7,900)	—
Other long-term debt	—	(36,082)
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(51,300)	(50,475)
Other	(1,475)	—

Net cash provided from (used for) financing activities	67,748	(78,412)

Net Change in Cash and Cash Equivalents	38,498	4,975
Cash and Cash Equivalents at Beginning of Period	4,827	4,214

Cash and Cash Equivalents at End of Period	$43,325	$9,189

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $113 and $- capitalized for 2008 and 2007, respectively)	$12,054	$13,098
Income taxes (net of refunds)	$38,710	$48,048
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$43,325	$4,827
Receivables —
Customer accounts receivable	54,193	43,946
Unbilled revenues	25,850	23,163
Under recovered regulatory clause revenues	60,201	40,545
Other accounts and notes receivable	8,842	5,895
Affiliated companies	15,654	11,838
Accumulated provision for uncollectible accounts	(1,326)	(924)
Fossil fuel stock, at average cost	74,276	47,466
Materials and supplies, at average cost	30,401	27,440
Other regulatory assets	34,871	32,234
Other	14,132	18,422

Total current assets	360,419	254,852

Property, Plant, and Equipment:
In service	2,171,087	2,130,835
Less accumulated provision for depreciation	914,207	880,148

	1,256,880	1,250,687
Construction work in progress	86,328	50,015

Total property, plant, and equipment	1,343,208	1,300,702

Other Property and Investments	8,524	9,556

Deferred Charges and Other Assets:
Deferred charges related to income taxes	8,430	8,867
Prepaid pension costs	65,663	66,099
Other regulatory assets	81,210	62,746
Other	28,538	24,843

Total deferred charges and other assets	183,841	162,555

Total Assets	$1,895,992	$1,727,665

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Securities due within one year	$41,207	$1,138
Notes payable	54,551	9,944
Accounts payable —
Affiliated	48,089	40,394
Other	62,312	60,758
Customer deposits	10,128	9,640
Accrued taxes —
Income taxes	2,123	—
Other	40,661	48,853
Accrued interest	3,085	2,713
Accrued compensation	13,899	21,965
Over recovered regulatory clause revenues	17,555	—
Other regulatory liabilities	11,476	11,082
Other	27,024	23,882

Total current liabilities	332,110	230,369

Long-term Debt	313,170	281,963

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	209,896	206,818
Deferred credits related to income taxes	13,221	15,156
Accumulated deferred investment tax credits	14,393	15,254
Employee benefit obligations	91,023	88,300
Other cost of removal obligations	95,916	90,485
Other regulatory liabilities	105,564	119,458
Other	43,093	33,252

Total deferred credits and other liabilities	573,106	568,723

Total Liabilities	1,218,386	1,081,055

Preferred Stock	32,780	32,780

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	320,498	314,324
Retained earnings	286,336	261,242
Accumulated other comprehensive income	301	573

Total common stockholder’s equity	644,826	613,830

Total Liabilities and Stockholder’s Equity	$1,895,992	$1,727,665

The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$1.8	5.1	$(4.0)	(4.9)

Mississippi Power’s net income after dividends on preferred stock for the third quarter 2008 was $36.2 million compared to $34.4 million for the corresponding period in 2007. The increase was primarily due to increases in wholesale capacity revenues, retail revenues for System Restoration Rider (SRR), a retail base rate increase effective January 2008, and a decrease in income taxes primarily resulting from a State of Mississippi manufacturing investment tax credit. These increases were partially offset by an increase in other operations and maintenance expenses.
Mississippi Power’s net income after dividends on preferred stock for year-to-date 2008 was $76.4 million compared to $80.4 million for the corresponding period in 2007. The decrease in net income was primarily the result of increases in other operations and maintenance expenses, depreciation and amortization, and a decrease in retail revenues for SRR. These items were partially offset by an increase in territorial base revenues due to a retail base rate increase effective January 2008, an increase in wholesale capacity revenues, a decrease in income taxes primarily resulting from the amortization of a regulatory liability, and a State of Mississippi manufacturing investment tax credit.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For additional information on SRR, see MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – System Restoration Rider” of Mississippi Power in Item 7 of the Form 10-K.
Retail Revenues

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$20.0	9.0	$37.2	6.6

In the third quarter 2008, retail revenues were $241.8 million compared to $221.8 million for the same period in 2007. For year-to-date 2008, retail revenues were $597.3 million compared to $560.1 million for the same period in 2007.
Details of the change to retail revenues are as follows:

	Third Quarter		Year-to-Date
	2008		2008
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$221.8		$560.1
Estimated change in —
Rates and pricing	6.9	3.1	14.1	2.5
Sales growth	(2.8)	(1.3)	(3.3)	(0.6)
Weather	(1.3)	(0.6)	0.1	0.0
Fuel and other cost recovery	17.2	7.8	26.3	4.7

Retail – current year	$241.8	9.0%	$597.3	6.6%

Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007, primarily due to a base rate increase effective January 2008 of $5.8 million for the third quarter and $13.3 million year-to-date 2008. Revenues related to SRR increased $1.5 million for the third quarter 2008 and decreased $1.1 million year-to-date 2008. Revenues associated with the ECO Plan decreased $0.4 million for the third quarter 2008 due to the reduction in the ECO rate which became effective in June 2008. Revenues associated with the ECO Plan increased $1.8 million year-to-date 2008. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.
Revenues attributable to changes in sales growth decreased in the third quarter 2008 when compared to the same period in 2007 due to 6.4% and 2.3% decreases in weather-adjusted KWH sales to residential and commercial customers, respectively, and a 3.4% decrease in KWH sales to industrial customers. Revenues attributable to changes in sales growth decreased year-to-date 2008 when compared to the same period in 2007 due to a 1.9% decrease in weather-adjusted KWH sales to residential customers and a 3.0% decrease in KWH sales to industrial customers, which were partially offset by a 0.3% increase in weather-adjusted KWH sales to commercial customers. The decrease in industrial sales is primarily due to lower production levels and maintenance outages experienced by some industrial customers as well as the result of a slowing economy within the Southeast.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues resulting from changes in weather decreased primarily due to milder weather in the third quarter 2008 as compared to the same period in 2007. For year-to-date 2008 as compared to year-to-date 2007, revenues resulting from changes in weather increased slightly due to more favorable weather in 2008.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2008 when compared to the same periods in 2007, primarily as a result of the increase in fuel and purchased power expenses. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the fuel component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$12.8	13.7	$27.2	11.0

Wholesale revenues from non-affiliates will vary depending on the market cost of available energy compared to the cost of Mississippi Power and Southern Company system-owned generation, demand for energy within the Southern Company service territory, and availability of Southern Company system generation.
In the third quarter 2008, wholesale revenues from non-affiliates were $106.6 million compared to $93.8 million for the same period in 2007. The increase was due to increased revenues from customers inside Mississippi Power’s service territory of $7.3 million and increased revenues from customers outside Mississippi Power’s service territory of $5.5 million. The $7.3 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $7.9 million increase in fuel costs, partially offset by lower demand by customers of approximately $0.6 million. The $5.5 million increase in revenues from customers outside Mississippi Power’s service territory was primarily due to a $5.9 million increase associated with higher prices, partially offset by a $0.3 million decrease in sales and a $0.1 million decrease in capacity revenues. Increased prices were due to the higher marginal cost of fuel which resulted in fewer opportunity sales to customers outside of Mississippi Power’s service territory.
For year-to-date 2008, wholesale revenues from non-affiliates were $274.9 million compared to $247.7 million for the same period in 2007. The increase was due to increased revenues from customers outside Mississippi Power’s service territory of $15.7 million and increased revenues from customers inside Mississippi Power’s service territory of $11.5 million. The $15.7 million increase in revenues from customers outside Mississippi Power’s service territory was primarily due to a $17.6 million increase associated with higher prices, partially offset by decreased sales of approximately $1.5 million and a $0.4 million decrease in capacity revenues. Increased prices were due to the higher marginal cost of fuel which resulted in fewer opportunity sales to customers outside of Mississippi Power’s service territory. The $11.5 million increase in revenues from customers inside Mississippi Power’s service territory was primarily due to a $13.1 million increase in fuel costs, partially offset by lower demand by customers of approximately $1.6 million.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale Revenues – Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$15.2	111.7	$37.6	89.0

Wholesale revenues from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2008, wholesale revenues from affiliates were $28.9 million compared to $13.7 million for the same period in 2007. The increase was primarily due to a $12.2 million increase in energy revenues, of which $8.4 million was associated with higher fuel prices and $3.8 million was associated with increased sales. Capacity revenues increased $3.0 million.
For year-to-date 2008, wholesale revenues from affiliates were $79.8 million compared to $42.2 million for the same period in 2007. The increase was primarily due to a $34.0 million increase in energy revenues, of which $27.2 million was associated with higher fuel prices and $6.8 million was associated with increased sales. Capacity revenues increased $3.6 million.
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$27.5	18.7	$52.5	13.4
Purchased power – non-affiliates	7.8	131.2	13.3	162.5
Purchased power – affiliates	7.9	28.8	21.9	38.5

Total fuel and purchased power expenses	$43.2		$87.7

In the third quarter 2008, total fuel and purchased power expenses were $223.5 million compared to $180.3 million for the same period in 2007. The increase in fuel and purchased power expenses was primarily due to a $46.4 million increase in the cost of fuel and purchased power, partially offset by a $3.2 million decrease related to total KWHs generated and purchased.
For year-to-date 2008, total fuel and purchased power expenses were $543.6 million compared to $455.9 million for the same period in 2007. The increase in fuel and purchased power expenses was primarily due to an $88.4 million increase in the cost of fuel and purchased power, partially offset by a $0.7 million decrease related to total KWHs generated and purchased.
Fuel and purchased power transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power’s fuel cost recovery clauses. See FUTURE EARNINGS POTENTIAL – “FERC and Mississippi PSC Matters – Retail Regulatory Matters” herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Details of Mississippi Power’s cost of generation and purchased power are as follows:

	Third Quarter	Third Quarter	Percent	Year-to-Date	Year-to-Date	Percent
Average Cost	2008	2007	Change	2008	2007	Change
	(cents per net KWH)			(cents per net KWH)
Fuel	4.99	3.94	26.7	4.32	3.74	15.5
Purchased power	7.64	6.15	24.2	6.66	4.71	41.4

In the third quarter 2008, fuel expense was $174.3 million compared to $146.9 million for the same period for 2007. The increase was due to a 26.7% increase in the price of coal and gas, partially offset by a 6.4% decrease in generation from Mississippi Power-owned facilities.
For year-to-date 2008, fuel expense was $443.3 million compared to $390.8 million for the same period for 2007. The increase was due to a 15.5% increase in the price of coal and gas, partially offset by a 1.7% decrease in generation from Mississippi Power-owned facilities.
Non-affiliates
In the third quarter 2008, purchased power expense from non-affiliates was $13.8 million compared to $6.0 million for the same period in 2007. The increase was primarily the result of a 78.4% increase in the average cost of purchased power per KWH and a 29.6% increase in KWH volume purchased. The increase in prices was due to a higher marginal cost of fuel, while the increase in volume was a result of lower cost opportunity purchases.
For year-to-date 2008, purchased power expense from non-affiliates was $21.5 million compared to $8.2 million for the same period in 2007. The increase was primarily the result of a 106.8% increase in the average cost of purchased power per KWH and a 27.0% increase in KWH volume purchased. The increase in prices was due to a higher marginal cost of fuel, while the increase in volume was a result of lower cost opportunity purchases.
Energy purchases from non-affiliates will vary depending on the market cost of available energy compared to the cost of Southern Company system-generated energy, demand for energy within the Southern Company system service territory, and availability of Southern Company system generation.
Affiliates
In the third quarter 2008, purchased power from affiliates was $35.4 million compared to $27.5 million for the same period in 2007. The increase was primarily due to a 15.7% increase in the average cost of purchased power per KWH and an 11.3% increase in KWH volume purchased.
For year-to-date 2008, purchased power from affiliates was $78.9 million compared to $57.0 million for the same period in 2007. The increase was primarily due to a 35.7% increase in the average cost of purchased power per KWH and a 2.1% increase in KWH volume purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$(1.0)	(2.1)	$4.4	3.3
Maintenance	4.6	30.7	9.1	19.8

Total other operations and maintenance	$3.6		$13.5

In the third quarter 2008, other operations and maintenance expenses were $64.8 million compared to $61.2 million for the same period in 2007. The increase in other operations and maintenance expenses was primarily due to scheduled and unplanned outage work of $3.1 million and a $1.6 million increase in transmission and distribution maintenance, partially offset by a $1.1 million decrease in administrative expenses.
For year-to-date 2008, other operations and maintenance expenses were $192.9 million compared to $179.4 million for the same period in 2007. The increase in other operations and maintenance expenses was primarily due to a $6.9 million increase in transmission and distribution maintenance, a $4.2 million increase in generation screening and evaluation, and a $2.6 million increase in environmental projects.
Depreciation and Amortization

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$1.9	12.6	$7.6	17.1

In the third quarter 2008, depreciation and amortization was $17.2 million compared to $15.3 million for the same period in 2007. The increase was primarily due to a $1.4 million increase in amortization related to a regulatory liability recorded in 2003 that ended in December 2007 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity, a $0.6 million increase for amortization of certain reliability-related maintenance costs deferred in 2007 in accordance with a Mississippi PSC order, and a $0.3 million increase in depreciation for transmission and distribution expenditures, partially offset by a $0.7 million decrease in amortization primarily related to environmental costs associated with the ECO Plan.
For year-to-date 2008, depreciation and amortization was $52.3 million compared to $44.7 million for the same period in 2007. The increase was primarily due to a $4.2 million increase in amortization related to a regulatory liability recorded in 2003 that ended in December 2007 in connection with the Mississippi PSC’s accounting order on Plant Daniel capacity, a $1.8 million increase for amortization of certain reliability-related maintenance costs deferred in 2007 in accordance with a Mississippi PSC order, and a $1.7 million increase in depreciation for production, transmission, and distribution expenditures, partially offset by a $0.3 million decrease in amortization primarily related to environmental costs associated with the ECO Plan.
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Taxes Other Than Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$0.5	2.9	$4.0	8.9

In the third quarter 2008, taxes other than income taxes were $17.1 million compared to $16.6 million for the same period in 2007. The increase was primarily due to a $0.4 million increase in municipal franchise taxes and a $0.1 million increase in ad valorem taxes.
For year-to-date 2008, taxes other than income taxes were $49.0 million compared to $45.0 million for the same period in 2007. The increase was primarily due to a $2.5 million increase in ad valorem taxes, a $0.9 million increase in municipal franchise taxes, and a $0.5 million increase in corporate franchise taxes.
The retail portion of the increase in ad valorem taxes is recoverable under Mississippi Power’s ad valorem tax cost recovery clause and, therefore, does not impact net income.
Other Income (Expense), Net

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$1.3	718.5	$0.8	16.7

In the third quarter 2008, other income (expense), net was $1.5 million compared to $0.2 million for the same period in 2007. The increase was primarily due to a $2.4 million increase in income associated with customer projects, partially offset by a $1.2 million decrease due to mark to market losses on energy related derivative positions.
For year-to-date 2008, other income (expense), net was $6.0 million compared to $5.2 million for the same period in 2007. The increase was primarily due to a $1.5 million increase in customer projects, a $0.4 million increase due to mark to market gains on energy related derivative positions, and a $0.4 million increase in the allowance for equity funds used during construction, partially offset by a $1.5 million decrease in amounts collected from customers for contributions in aid of construction.
Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$(1.3)	(6.3)	$(6.2)	(12.6)

In the third quarter 2008, income taxes were $19.5 million compared to $20.8 million for the same period in 2007. The decrease was primarily due to a $0.9 million State of Mississippi manufacturing investment tax credit.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For year-to-date 2008, income taxes were $42.8 million compared to $49.0 million for the same period in 2007. The decrease was primarily due to a $3.9 million decrease in pre-tax income, the amortization of a regulatory liability of $1.0 million pursuant to a December 2007 regulatory accounting order from the Mississippi PSC, and a $0.9 million increase in a State of Mississippi manufacturing investment tax credit. See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information.
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
New Source Review Actions
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters – New Source Review Actions” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “Environmental Matters – New Source Review Actions” in Item 8 of the Form 10-K for additional information regarding a civil action brought by the EPA alleging that Alabama Power had violated the NSR provisions of the Clean Air Act and related state laws with respect to certain of its coal-fired generating facilities, including one facility co-owned by Mississippi Power. On July 24, 2008, the U.S. District Court for the Northern District of Alabama granted partial summary judgment in favor of Alabama Power regarding the proper legal test for determining whether projects are routine maintenance, repair, and replacement and therefore are excluded from NSR permitting. The decision does not resolve the case. The ultimate outcome of this matter cannot be determined at this time.
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
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
FERC and Mississippi PSC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Wholesale Rate Filing
On August 29, 2008, Mississippi Power filed with the FERC a request for revised wholesale electric tariff and rates. Prior to making this filing, Mississippi Power reached a settlement with all of its customers who take service under the tariff. This settlement agreement was filed with the FERC as part of the request. The settlement provides for an increase in annual base wholesale revenues in the amount of $5.8 million, effective January 1, 2009. In addition, Mississippi Power would be allowed to increase its annual accrual for the wholesale portion of property damage to $303,000 per year, to defer any property damage costs prudently incurred in excess of the wholesale property damage reserve balance, and to defer the wholesale portion of the generation screening and evaluation costs associated with the IGCC project. The settlement agreement also provides that Mississippi Power will not seek a change in wholesale full-requirements rates before November 1, 2010, except for changes associated with the fuel adjustment clause and the energy cost management clause, changes associated with property damages that exceed the amount in the wholesale property damage reserve, and changes associated with costs and expenses associated with environmental requirements affecting fossil fuel generating facilities. On October 24, 2008, Mississippi Power received notice that the FERC had accepted the filing effective November 1, 2008, with the revised monthly charges being applied beginning January 1, 2009. Other than the reversal of previously expensed generation screening and evaluation costs related to the IGCC project, the impact on net income is not expected to be material. See “FERC and Mississippi PSC Matters – Integrated Coal Gasification Combined Cycle” herein for additional information.
Retail Regulatory Matters
Environmental Compliance Overview Plan
See Note 3 to the financial statements of Mississippi Power under “Retail Regulatory Matters - Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for information on Mississippi Power’s annual environmental filing with the Mississippi PSC. On February 1, 2008, Mississippi Power filed with the Mississippi PSC its annual ECO Plan evaluation for 2008.
Since the filing of the ECO Plan evaluation on February 1, 2008, the regulations addressing mercury emissions were altered by a decision issued by the U.S. Court of Appeals for the District of Columbia Circuit on February 8, 2008. On April 7, 2008, Mississippi Power filed with the Mississippi PSC a supplemental ECO Plan evaluation in which the projects included in the ECO Plan evaluation on February 1, 2008 being undertaken primarily for mercury control were removed. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Environmental Matters - Environmental Statutes and Regulations – Air Quality” of Mississippi Power in Item 7 of the Form 10-K for a discussion regarding the Clean Air Mercury Rule. In this supplemental ECO Plan filing, Mississippi Power requested a 15 cent per 1,000 KWH decrease for retail residential customers. The Mississippi PSC approved the supplemental ECO Plan evaluation on June 11, 2008, with the new rates effective in June 2008.

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
Fuel Cost Recovery
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “PSC Matters – Fuel Cost Recovery” of Mississippi Power in Item 7 of the Form 10-K for information regarding Mississippi Power’s fuel cost recovery. At September 30, 2008, the under recovered balance of the fuel and energy cost management clauses for territorial customers recorded in Mississippi Power’s Condensed Balance Sheets herein was $42.6 million compared to $40.5 million at December 31, 2007. Mississippi Power’s operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes to the billing factor will have no significant effect on Mississippi Power’s revenues or net income, but will affect cash flow.
Fuel Adjustment Clause Hearing
On October 7, 2008, the Mississippi PSC opened a docket to investigate and review interest and carrying charges under the fuel adjustment clause for utilities within the State of Mississippi including Mississippi Power. A hearing has been scheduled for November 6, 2008 to hear testimony regarding the method of calculating carrying charges on over and under recoveries of fuel-related costs. The ultimate outcome of this matter cannot now be determined.
Statewide Electric Generation Needs Review
On April 30, 2008, in accordance with the Mississippi Public Utility Act, the Mississippi PSC issued an order to develop, publicize, and keep current an analysis of the five-year long-range needs for expansion of facilities for the generation of electricity in the State of Mississippi. In its order, the Mississippi PSC directed all affected utilities to submit evidence in support of their forecasts and plans in accordance with the Mississippi PSC’s Public Utilities Rules of Practice and Procedure. Comments were filed on June 10, 2008, and hearings were held in August 2008. The ultimate outcome of this matter cannot now be determined.
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
Integrated Coal Gasification Combined Cycle
As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to a cancelled Southern Company project that would have been located in Orlando, Florida.
In December 2006, the Mississippi PSC approved Mississippi Power’s requested accounting treatment to defer the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At September 30, 2008, Mississippi Power had spent $36.2 million, of which $2.7 million related to land purchases capitalized. The remaining retail portion of $23.4 million was deferred in other regulatory assets.
The wholesale portion of $10.1 million was expensed, with $6.0 million through September 30, 2008 and $4.1 million during 2007. On August 29, 2008, Mississippi Power and its wholesale customers entered into an agreement regarding a wholesale rate increase. The FERC accepted the filing on October 24, 2008. This agreement will allow $9.3 million of the wholesale portion of the generation screening and evaluation costs associated with the IGCC project to be reclassified from expense to a regulatory asset in the fourth quarter 2008. See “FERC and Mississippi PSC Matters - Wholesale Rate Filing” herein for additional information.
These costs will remain as a regulatory asset until the Mississippi PSC and the FERC determine the prudence and ultimate recovery of such costs. The balance of such regulatory asset is included in Mississippi Power’s rate base for ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if the project proceeds. See “FERC and Mississippi PSC Matters - Mississippi Base Load Construction Legislation” herein for additional information.
The final outcome of this matter cannot now be determined.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Matters
Legislation
On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (Stimulus Act) into law. The Stimulus Act includes a provision that allows 50% bonus depreciation for certain property acquired in 2008 and placed in service in 2008 or, in certain limited cases, 2009. The State of Mississippi does not allow the bonus depreciation deduction allowed by the Stimulus Act for state income tax purposes. Mississippi Power estimates the cash flow reduction to tax payments as a result of the Stimulus Act for 2008 to be between $6 million and $9 million.
On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (Stabilization Act) into law. In addition to addressing financial issues, the Stabilization Act includes renewable energy incentives as well as accelerated depreciation for smart meters and smart grid systems. Mississippi Power is currently assessing the financial implications of the Stabilization Act. The ultimate impact cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
Overview
Mississippi Power’s financial condition remained stable at September 30, 2008. Throughout the recent turmoil in the financial markets, Mississippi Power has maintained adequate access to capital without drawing any of its committed bank credit arrangements used to support its commercial paper programs and variable rate pollution control revenue bonds. Mississippi Power has continued to issue commercial paper which has increased the balance of short-term debt while also increasing cash and cash equivalents as a precautionary measure. During the third quarter 2008, Mississippi Power was required to purchase a total of approximately $7.9 million of variable rate pollution control revenue bonds that were tendered by investors. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital needs. No material changes in bank credit arrangements have occurred. Mississippi Power’s interest cost for short-term debt has not changed materially. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. See “Sources of Capital” and “Financing Activities” herein for additional information.
As a result of the turmoil in the financial markets, Mississippi Power experienced no material counterparty credit losses. Mississippi Power’s investments in pension trust funds declined in value as of September 30, 2008. No material changes in funding requirements related to these funds are currently expected; however, the ultimate outcome cannot be determined at this time.
Net cash provided from operating activities totaled $70.2 million for the first nine months of 2008, compared to $147.4 million net cash provided from operating activities for the corresponding period in 2007. The $77.2 million decrease in net cash provided from operating activities in the first nine months of 2008 was primarily due to the receipt of grant proceeds of $74.3 million in June 2007. The $35.4 million increase in net cash used for investing activities in the first nine months of 2008 was primarily due to a $16.1 million increase in property additions, a $9.8 million increase in cost of removal, net of salvage, and an $8.5 million increase in construction payables due to new construction projects. Net cash provided from financing activities totaled $67.7 million for the first nine months of 2008, compared to $78.4 million used in financing for the corresponding period in 2007. The $146.2 million increase in net cash provided from financing activities was primarily due to the $80 million long-term bank loan made to Mississippi Power on March 5, 2008 and the $36 million redemption of the long-term debt to an affiliated trust in the first nine months of 2007. Notes payable increased by $35.7 million primarily due to additional borrowings from commercial paper.
Significant balance sheet changes for the first nine months of 2008 include an increase in cash and cash equivalents of $38.5 million primarily due to an increase of $36 million in temporary cash investments. Under recovered regulatory clause revenues increased by $19.7 million primarily due to higher fuel costs. Fossil fuel inventory increased $26.8 million primarily due to increases in coal and coal in transit of $14.2 million and $4.2 million, respectively. Other regulatory assets increased $18.5 million primarily due to an increase of $12 million in generation resource planning, evaluation, and screening activities and an increase of $8.1 million in gas hedges. Securities due within one year increased by $40.1 million due to the current portion of the senior note maturing in 2009. Notes payable increased by $44.6 million primarily due to additional borrowings from commercial paper. Also, long-term debt increased by $31.2 million primarily due to an $80 million long-term bank loan made in 2008, partially offset by the $36 million redemption of the long-term debt to an affiliated trust in 2007 and the required purchase of $7.9 million variable rate pollution control revenue bonds in September 2008 that were tendered by investors.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments, derivative obligations, preferred stock dividends, and trust funding requirements. Approximately $41.2 million will be required through September 30, 2009 for maturities of long-term debt.
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
Mississippi Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet scheduled maturities of long-term debt as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2008 approximately $43.3 million of cash and cash equivalents and $149.2 million of unused committed credit arrangements with banks. Of these facilities, $69.2 million expire in 2008 and $80 million expire in 2009. Approximately $39 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. Subsequent to September 30, 2008, $55.7 million of the credit facilities expiring in 2008 were terminated. These facilities were put in place to fund storm damage costs related to Hurricane Katrina and are now no longer required. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information. These credit arrangements provide liquidity support to Mississippi Power’s commercial paper program and have $32.2 million dedicated to funding purchase obligations related to variable rate pollution control revenue bonds. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2008, Mississippi Power had $54.6 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.
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
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances and energy price risk management. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB- or Baa3 rating were approximately $8 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $135 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
Market Price Risk
Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation, Mississippi Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented at the instruction of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As such, Mississippi Power has no material change in market risk exposures when compared with the December 31, 2007 reporting period.
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$44.1	$2.0
Contracts realized or settled	(23.0)	(32.4)
Current period changes(a)	(33.2)	18.3

Contracts outstanding at the end of the period, assets (liabilities), net	$(12.1)	$(12.1)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The decrease in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 was $56.2 million and $14.1 million, respectively, substantially all of which is due to natural gas positions. These changes are attributable to both the volume and prices of natural gas. At September 30, 2008, Mississippi Power had a net hedge volume of 25.5 Bcf with a weighted average contract cost approximately $0.56 per mmBtu above market prices, compared to 10.8 Bcf at June 30, 2008 with a weighted average contract cost approximately $4.23 per mmBtu below market prices and compared to 15.6 Bcf at December 31, 2007 with a weighted average contract cost approximately $0.09 per mmBtu below market prices. The majority of the natural gas hedges are recovered through the energy cost management clause.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Regulatory hedges	$(13.2)	$1.3
Cash flow hedges	0.8	0.9
Non-accounting hedges	0.3	(0.2)

Total fair value	$(12.1)	$2.0

Energy-related derivative contracts which are designated as regulatory hedges relate to Mississippi Power’s fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the energy cost management clause. Certain other gains and losses on energy-related derivatives, designated as cash flow hedges, are initially deferred in other comprehensive income before being recognized in income in the same period as the hedged transaction. Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
Unrealized pre-tax gains and losses recognized in income for the three months and nine months ended September 30, 2008 and 2007 for energy-related derivative contracts that are not hedges were not material.
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2 & 3	Years 4 & 5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(12.1)	(5.2)	(5.1)	(1.8)
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$(12.1)	$(5.2)	$(5.1)	$(1.8)

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
Also in 2008, Mississippi Power converted its entire $42.6 million of obligations related to auction rate pollution control revenue bonds from an auction rate mode to a fixed rate mode.
In September 2008, Mississippi Power was required to purchase a total of approximately $7.9 million of variable rate pollution control revenue bonds that were tendered by investors.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm restoration costs, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues —
Non-affiliates	$296,743	$159,951	$548,119	$339,121
Affiliates	216,622	185,310	494,008	438,737
Other revenues	2,506	2,490	5,860	6,403

Total operating revenues	515,871	347,751	1,047,987	784,261

Operating Expenses:
Fuel	221,735	115,669	334,123	201,814
Purchased power —
Non-affiliates	56,312	28,291	107,180	50,502
Affiliates	59,539	42,350	175,210	110,477
Other operations	25,136	27,267	73,573	69,711
Maintenance	6,413	4,872	28,661	18,375
Depreciation and amortization	24,014	18,424	64,944	55,120
Taxes other than income taxes	4,130	3,670	13,311	11,697

Total operating expenses	397,279	240,543	797,002	517,696

Operating Income	118,592	107,208	250,985	266,565
Other Income and (Expense):
Interest expense, net of amounts capitalized	(22,162)	(19,602)	(61,414)	(60,954)
Other income (expense), net	674	(2,029)	13,289	(926)

Total other income and (expense)	(21,488)	(21,631)	(48,125)	(61,880)

Earnings Before Income Taxes	97,104	85,577	202,860	204,685
Income taxes	37,542	34,139	78,903	81,357

Net Income	$59,562	$51,438	$123,957	$123,328

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net Income	$59,562	$51,438	$123,957	$123,328
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $11,534, $(548), $3,703, and $(619), respectively	17,830	(827)	5,714	(949)
Reclassification adjustment for amounts included in net income, net of tax of $979, $1,357, $3,669, and $3,762, respectively	1,513	2,062	5,671	6,020

Total other comprehensive income (loss)	19,343	1,235	11,385	5,071

COMPREHENSIVE INCOME	$78,905	$52,673	$135,342	$128,399

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007
	(in thousands)
Operating Activities:
Net income	$123,957	$123,328
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	75,985	66,791
Deferred income taxes and investment tax credits, net	13,952	19,289
Deferred revenues	27,493	24,083
Mark-to-market adjustments	701	875
Accumulated billings on construction contract	62,045	45,293
Accumulated costs on construction contract	(77,534)	(15,979)
Gain on sale of property	(6,015)	—
Other, net	178	3,575
Changes in certain current assets and liabilities —
Receivables	(82,449)	(57,504)
Fossil fuel stock	(2,658)	(3,974)
Materials and supplies	6,246	(287)
Other current assets	2,102	(1,439)
Accounts payable	34,116	19,630
Accrued taxes	43,438	43,334
Accrued interest	(12,448)	(11,722)
Other current liabilities	(3,516)	—

Net cash provided from operating activities	205,593	255,293

Investing Activities:
Property additions	(45,114)	(109,629)
Sale of property	5,009	—
Change in construction payables, net	(4,393)	(1,682)
Payments pursuant to long-term service agreements	(24,130)	(39,994)
Other	(1,083)	(7,557)

Net cash used for investing activities	(69,711)	(158,862)

Financing Activities:
Decrease in notes payable, net	(49,748)	(33,848)
Proceeds — Capital contributions	3,215	76
Redemptions — Long-term debt	—	(1,209)
Payment of common stock dividends	(70,875)	(67,350)
Other	—	(24)

Net cash used for financing activities	(117,408)	(102,355)

Net Change in Cash and Cash Equivalents	18,474	(5,924)
Cash and Cash Equivalents at Beginning of Period	5	29,929

Cash and Cash Equivalents at End of Period	$18,479	$24,005

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7,009 and $11,771 capitalized for 2008 and 2007, respectively)	$63,311	$61,484
Income taxes (net of refunds)	$33,109	$31,064
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Assets	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$18,479	$5
Receivables —
Customer accounts receivable	31,196	19,100
Other accounts receivable	1,421	1,025
Affiliated companies	99,129	27,004
Fossil fuel stock, at average cost	17,818	15,160
Materials and supplies, at average cost	19,667	19,284
Prepaid service agreements — current	41,096	14,233
Assets from risk management activities	18,097	16,079
Other	11,134	7,066

Total current assets	258,037	118,956

Property, Plant, and Equipment:
In service	2,841,002	2,534,507
Less accumulated provision for depreciation	339,634	280,962

	2,501,368	2,253,545
Construction work in progress	5,387	283,084

Total property, plant, and equipment	2,506,755	2,536,629

Deferred Charges and Other Assets:
Prepaid long-term service agreements	80,560	87,058
Other—
Affiliated	3,905	4,138
Other	18,595	21,993

Total deferred charges and other assets	103,060	113,189

Total Assets	$2,867,852	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30,	At December 31,
Liabilities and Stockholder’s Equity	2008	2007
	(in thousands)
Current Liabilities:
Notes payable	$—	$49,748
Accounts payable —
Affiliated	86,428	48,475
Other	12,353	20,322
Accrued taxes —
Income taxes	38,999	392
Other	14,103	2,658
Accrued interest	17,720	30,168
Liabilities from risk management activities	8,381	12,639
Billings in excess of cost on construction contract	20,895	36,384
Other	283	9,523

Total current liabilities	199,162	210,309

Long-term Debt	1,297,289	1,297,099

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	155,657	138,123
Deferred capacity revenues — Affiliated	59,564	34,801
Other—
Affiliated	6,718	7,754
Other	4,574	2,801

Total deferred credits and other liabilities	226,513	183,479

Total Liabilities	1,722,964	1,690,887

Common Stockholder’s Equity:
Common stock, par value $.01 per share —
Authorized - 1,000,000 shares
Outstanding - 1,000 shares	—	—
Paid-in capital	861,681	858,466
Retained earnings	305,532	253,131
Accumulated other comprehensive loss	(22,325)	(33,710)

Total common stockholder’s equity	1,144,888	1,077,887

Total Liabilities and Stockholder’s Equity	$2,867,852	$2,768,774

The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 vs. THIRD QUARTER 2007
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$8.2	15.8	$0.7	0.5

Southern Power’s net income for the third quarter 2008 was $59.6 million compared to $51.4 million for the corresponding period of 2007. This increase is primarily due to increased capacity sales to requirements service customers, income from the operation of Plant Oleander Unit 5, and mark to market gains on sales of uncontracted generating capacity. This increase was partially offset by increased depreciation associated with the implementation of a new depreciation study, increased depreciation associated with Plant Oleander Unit 5 and Plant Franklin Unit 3 being placed into commercial operation in December 2007 and June 2008, respectively, and increased interest expense due to completion of the Plant Oleander Unit 5 and Plant Franklin Unit 3 construction projects. Interest expense was capitalized on these construction projects during the corresponding period in 2007. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for information regarding requirements service customers.
Southern Power’s net income for year-to-date 2008 was $124.0 million compared to $123.3 million for the corresponding period of 2007. This increase was primarily due to increased capacity sales to requirements service customers, a gain on the sale of an undeveloped tract of land, and the receipt of a fee for participating in an asset auction during the first quarter 2008. Southern Power was not the successful bidder in the asset auction. These favorable impacts were partially offset by transmission service expenses and tariff penalties incurred during the first quarter 2008, timing of plant maintenance activities, increased general and administrative expenses related to the implementation of the FERC

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
separation order, increased depreciation associated with the implementation of a new depreciation study, and increased depreciation associated with Plant Oleander Unit 5 and Plant Franklin Unit 3 being placed into commercial operation in December 2007 and June 2008, respectively. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Intercompany Interchange Contract” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters – Intercompany Interchange Contract” in Item 8 of the Form 10-K for information regarding the FERC separation order.
Wholesale Revenues – Non-Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$136.7	85.5	$209.0	61.6

Wholesale energy sales to non-affiliates will vary depending on the energy demand of those customers and their generation capacity, as well as the market cost of available energy compared to the cost of Southern Power.
Wholesale revenues from non-affiliates for the third quarter 2008 were $296.7 million compared to $160.0 million for the corresponding period in 2007. This increase was primarily due to an increase in short-term market energy revenues from uncontracted generating units of $78.8 million, mark to market gains on sales of uncontracted generating capacity of $44.5 million arising from a decrease in market prices since June 30, 2008 and settlement of third quarter 2008 transactions, increased energy revenues of $22.9 million due to higher natural gas prices, increased capacity sales of $13.8 million to requirements service customers, and revenues from the operation of Plant Oleander Unit 5 of $2.5 million. These increases were partially offset by a decrease of $25.8 million due to decreased energy sales in 2008 compared to the corresponding period in 2007.
Wholesale revenues from non-affiliates for year-to-date 2008 were $548.1 million compared to $339.1 million for the corresponding period in 2007. This increase was primarily due to an increase in short-term market energy revenues from uncontracted generating units of $125.9 million, increased energy revenues of $64.7 million due to higher natural gas prices, increased capacity sales of $22.2 million to requirements service customers, mark to market gains on sales of uncontracted generating capacity of $10.5 million arising from a decrease in market prices, and revenues from the operation of Plant Oleander Unit 5 of $7.7 million. These increases were partially offset by a decrease of $22.1 million due to decreased energy sales in the second and third quarters of 2008 compared to the corresponding periods in 2007.
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “Power Sales Agreements” of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$31.3	16.9	$55.3	12.6

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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Wholesale revenues from affiliates for the third quarter 2008 were $216.6 million compared to $185.3 million for the corresponding period in 2007. This increase was primarily due to an increase in energy revenues of $44.9 million resulting from higher natural gas prices, partially offset by a decrease of $15.8 million primarily due to decreased energy sales in the third quarter 2008 compared to the corresponding period in 2007.
Wholesale revenues from affiliates for year-to-date 2008 were $494.0 million compared to $438.7 million for the corresponding period in 2007. This increase was primarily due to an increase in energy revenues of $92.3 million resulting from higher natural gas prices, partially offset by a decrease of $40.9 million primarily due to decreased energy sales in the second and third quarters of 2008 compared to the corresponding periods in 2007.
Fuel and Purchased Power Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$106.1	91.7	$132.3	65.6
Purchased power – non-affiliates	28.0	99.0	56.7	112.2
Purchased power – affiliates	17.2	40.6	64.7	58.6

Total fuel and purchased power expenses	$151.3		$253.7

In the third quarter 2008, total fuel and purchased power expenses were $337.6 million compared to $186.3 million for the corresponding period in 2007. These increases were primarily due to higher fuel and purchased power costs of $104.5 million due to an increase in the average cost of fuel and purchased power, mark to market losses of $36.8 million on natural gas and power derivatives, and a $10.0 million increase due to increased generation for market sales of uncontracted generating capacity.
For year-to-date 2008, total fuel and purchased power expenses were $616.5 million compared to $362.8 million for the corresponding period in 2007. These increases were primarily due to higher fuel and purchased power costs of $210.4 million due to an increase in the average cost of fuel and purchased power, mark to market losses of $11.2 million on natural gas and power derivatives, and a $32.1 million increase due to increased generation for market sales of uncontracted generating capacity.
Other Operations and Maintenance Expenses

	Third Quarter 2008		Year-to-Date 2008
	vs.		vs.
	Third Quarter 2007		Year-to-Date 2007
	(change in millions)	(% change)	(change in millions)	(% change)
Other operations	$(2.1)	(7.8)	$3.8	5.5
Maintenance	1.5	31.6	10.3	56.0

Total other operations and maintenance	$(0.6)		$14.1

In the third quarter 2008, other operations and maintenance expenses were $31.5 million compared to $32.1 million for the same period in 2007. This decrease was primarily due to a $1.7 million write-down of surplus inventory to its estimated salvage value in 2007 and expenses related to the implementation of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the FERC separation order in 2007. This decrease was partially offset by timing of plant maintenance activities of $1.3 million and an increase in transmission expenses of $1.1 million.
For year-to-date 2008, other operations and maintenance expenses were $102.2 million compared to $88.1 million for the same period in 2007. This increase was primarily due to timing of plant maintenance activities of $10.0 million, general and administrative expenses of $2.4 million primarily related to the implementation of the FERC separation order and transmission service expenses and tariff penalties of $3.5 million. This increase was partially offset by a $1.7 million write-down of surplus inventory to its estimated salvage value in 2007.
Depreciation and Amortization

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$5.6	30.3	$9.8	17.8

In the third quarter 2008, depreciation and amortization was $24.0 million compared to $18.4 million for the corresponding period in 2007. For year-to-date 2008, depreciation and amortization was $64.9 million compared to $55.1 million for the corresponding period in 2007. These increases were primarily due to the completion of Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008 and higher depreciation rates implemented in January 2008.
See Note (J) to the Condensed Financial Statements herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$0.4	12.5	$1.6	13.8

In the third quarter 2008, taxes other than income taxes were $4.1 million compared to $3.7 million for the corresponding period in 2007. For year-to-date 2008, taxes other than income taxes were $13.3 million compared to $11.7 million for the corresponding period in 2007. These increases were primarily due to property taxes related to the completion of Plant Oleander Unit 5 and Plant Franklin Unit 3 in December 2007 and June 2008, respectively.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$2.6	13.1	$0.4	0.7

In the third quarter 2008, interest expense, net of amounts capitalized was $22.2 million compared to $19.6 million for the corresponding period in 2007. For year-to-date 2008, interest expense, net of amounts capitalized was $61.4 million compared to $61.0 million for the corresponding period in 2007. These increases were primarily the result of a decrease in capitalized interest as a result of the completion of Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008, partially offset by a decrease in short-term borrowing levels in 2008.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense), Net

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$2.7	N/M	$14.2	N/M

N/M — Not Meaningful
In the third quarter 2008, the change in other income (expense) was not material.
For year-to-date 2008, other income (expense), net was $13.3 million as compared to $(0.9) million for the corresponding period in 2007. This change was primarily due to a $6.0 million gain on the sale of an undeveloped tract of land and a $6.4 million fee received for participating in an asset auction. Southern Power was not the successful bidder in the asset auction.
Income Taxes

Third Quarter 2008 vs. Third Quarter 2007		Year-to-Date 2008 vs. Year-to-Date 2007
(change in millions)	(% change)	(change in millions)	(% change)
$3.4	10.0	$(2.5)	(3.0)

In the third quarter 2008, income taxes were $37.5 million compared to $34.1 million for the corresponding period in 2007. This increase was primarily due to increases in earnings before taxes.
For year-to-date 2008, income taxes were $78.9 million compared to $81.4 million for the corresponding period in 2007. This decrease was primarily due to a decrease in earnings before taxes and an increase in the estimated federal production activities deduction amount.
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
FERC Matters
Market-Based Rate Authority
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – “FERC Matters – Market-Based Rate Authority” of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters – Market-Based Rate Authority” in Item 8 of the Form 10-K for information regarding market-based rate authority. In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.
Construction Projects
Plant Franklin Unit 3
Southern Power completed construction of Plant Franklin Unit 3 in June 2008. Costs incurred through September 30, 2008 were $309.2 million. The unit is a natural gas-fueled combined cycle located in Smiths, Alabama with a nameplate capacity of 648 MW. The unit will be used to provide annual capacity for a PPA with Constellation Energy Group, Inc. from 2009 through 2015.
Power Sales Agreements
In July 2008, Southern Power signed extensions of existing contracts with 10 Georgia Electric Membership Corporations (EMCs). Eight contracts were extended beginning in 2010 through 2031 and two contracts were extended beginning in 2013 through 2034. The EMCs are currently projected to purchase 500 MWs in 2008 under these agreements. Their purchases are projected to grow to more than 1400 MWs during the extension.
In August 2008, Southern Power entered into a PPA with The Energy Authority, Inc. to sell 151 MW from January 2011 through December 2014 from Plant Rowan.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carbon Dioxide Litigation
On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power’s financial condition remained stable at September 30, 2008. Since September 15, 2008, Southern Power has not needed to access the commercial paper market or draw on its committed bank credit arrangements. Due to the recent contraction in the credit market, access to commercial paper could have been limited. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet its future capital needs. No material changes in bank credit arrangements were experienced. See “Sources of Capital” herein for additional information on lines of credit. The impact on future financing costs as a result of the recent financial turmoil cannot be determined at this time. Further, Southern Power experienced no material counterparty credit losses.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash provided from operating activities totaled $205.6 million for the first nine months of 2008, compared to $255.3 million for the corresponding period in 2007. The $49.7 million decrease in cash provided from operating activities in the first nine months of 2008 is primarily due to costs incurred on the construction of the combined cycle unit for the Orlando Utilities Commission and increased receivables due to higher energy prices in 2008. Net cash used for investing activities totaled $69.7 million for the first nine months of 2008, compared to $158.9 million for the corresponding period in 2007 due to completion of Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008. Net cash used for financing activities totaled $117.4 million for the first nine months of 2008, compared to net cash used for financing activities of $102.4 million for the corresponding period in 2007. This increase was due to changes in levels of short-term debt.
Significant asset changes in the balance sheet for the first nine months of 2008 include increases in accounts receivable due to seasonality and higher energy revenues due to an increase in natural gas prices, increases in prepaid long-term service agreements due to the timing of outage activities, and an increase in cash due to a reduction of investing activities of Southern Power in 2008 due to the completion of construction projects at Plant Oleander Unit 5 in December 2007 and Plant Franklin Unit 3 in June 2008.
Significant liability and stockholder’s equity changes in the balance sheet for the first nine months of 2008 include the payment of short-term debt obligations, increases in affiliate payables due to an increase in natural gas prices and seasonality, increases in accrued taxes due to timing of tax payments, a reduction of other current liabilities due to payment of IGCC termination costs, and an increase in deferred capacity revenues due to seasonality.
Capital Requirements and Contractual Obligations
See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Capital Requirements and Contractual Obligations” of Southern Power in Item 7 of the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, interest, leases, derivative obligations, purchase commitments, and long-term service agreements.
During 2008, Southern Power entered into agreements to purchase power from 2009 to 2015. The purchase commitments will be $13.6 million in 2009, $14.0 million in 2010, $6.7 million in 2011, $13.8 million in 2012, $14.3 million in 2013, $14.8 million in 2014, and $16.0 million in 2015.
Sources of Capital
Southern Power may use operating cash flows, external funds, equity contributions from Southern Company, or loans from Southern Company to finance any new projects, acquisitions, and ongoing capital requirements. Southern Power expects to generate external funds from the issuance of unsecured senior debt and commercial paper or utilization of credit arrangements from banks. However, the amount, type, and timing of any financings, if needed, will depend upon prevailing market conditions, regulatory approval, and other factors. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – “Sources of Capital” of Southern Power in Item 7 of the Form 10-K for additional information.
Southern Power’s current liabilities frequently exceed current assets due to the use of short-term indebtedness as a funding source, as well as cash needs which can fluctuate significantly due to the seasonality of the business. To meet liquidity and capital resource requirements, Southern Power had at

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2008 approximately $400 million in committed credit arrangements with banks that expire in 2012. Proceeds from these credit arrangements may be used for working capital and general corporate purposes as well as liquidity support for Southern Power’s commercial paper program. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under “Bank Credit Arrangements” herein for additional information.
Southern Power’s commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes. At September 30, 2008, Southern Power had no commercial paper outstanding.
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.
Credit Rating Risk
Southern Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, and energy price risk management. At September 30, 2008, the maximum potential collateral requirements under these contracts at a BBB and Baa2 rating were approximately $9 million and at a BBB- or Baa3 rating were approximately $343 million. At September 30, 2008, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $668 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash.
In addition, Southern Power is party to a PPA that could require collateral, but not accelerated payment, in the event of a downgrade to Southern Power’s credit rating to below BBB- or Baa3. The amount of collateral required would depend upon actual losses, if any, resulting from a credit downgrade.
Market Price Risk
Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2007 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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
The changes in fair value of energy-related derivative contracts for the three months and nine months ended September 30, 2008 were as follows:

	Third Quarter	Year-to-Date
	2008	2008
	Changes	Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(29.7)	$3.4
Contracts realized or settled	12.1	11.9
Current period changes(a)	27.9	(5.0)

Contracts outstanding at the end of the period, assets (liabilities), net	$10.3	$10.3

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The increase in the fair value positions of the energy-related derivative contracts for the three months and nine months ended September 30, 2008 was $40.0 million and $6.9 million, respectively, which is due to both power and natural gas positions. This change is attributable to both the volume and prices of power and natural gas as follows:

	September 30,	June 30,	December 31,
	2008	2008	2007

Power (net sold)

MWHs (in millions)	0.7	2.4	1.7
Weighted average contract cost per MWH above/(below) market prices (in dollars)	$21.26	$(22.37)	$1.76

Natural gas (net purchase)

Bcf	1.2	6.6	3.9
Weighted average contract cost per mmBtu above/(below) market prices (in dollars)	$2.38	$(3.74)	$0.09

At September 30, 2008 and December 31, 2007, the fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

	September 30,	December 31,
	2008	2007
	(in millions)
Cash flow hedges	$7.7	$0.1
Non-accounting hedges	2.6	3.3

Total fair value	$10.3	$3.4

Unrealized pre-tax gains/(losses) recognized in income for the three months and nine months ended September 30, 2008 for energy-related derivative contracts that are not hedges were $7.8 million and $(0.7) million, respectively, and will continue to be marked to market until the settlement date. Unrealized pre-tax gains/(losses) for the three months and nine months ended September 30, 2007 were $(2.1) million and $(1.0) million, respectively.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The maturities of the energy-related derivative contracts and the level of the fair value hierarchy in which they fall at September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	10.3	9.7	0.6	—
Level 3	—	—	—	—

Fair value of contracts outstanding at end of period	$10.3	$9.7	$0.6	$—

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
Financing Activities
Southern Power did not issue or redeem any long-term securities during the nine months ended September 30, 2008.

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

The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2007 have been derived from the audited financial statements of each registrant. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation. Where applicable, each registrant’s statements of income for the three months and nine months ended September 30, 2007 were modified to report “Interest expense to affiliate trusts” together with “Interest expense, net of amounts capitalized.” In addition, where applicable, the financing activities section of each registrant’s statement of cash flows for the nine months ended September 30, 2007 was modified to report “Long-term debt to affiliate trust” together with “Long-term debt.”

Southern Company’s current liability section of the balance sheet at December 31, 2007 was modified to reflect the amount of “Unrecognized tax benefits” as a separate line item previously included within “Accrued taxes – Income taxes.” Also, Southern Company’s statement of cash flows for the prior period was modified within the operating activities section to present a separate line item for “Deferred revenues” previously included in “Other, net.”

Georgia Power’s statement of cash flows for the prior period was modified within the operating activities section to present separate line items for “Deferred revenues” and “Hedge settlements” previously included in “Other, net.” Additionally, the line item “Materials and supplies” was combined into “Other current assets.”

Gulf Power modified its statements of income for the three months and nine months ended September 30, 2007 to report a separate line item for “Allowance for equity funds used during construction” previously included in “Other income and expense, net.” In conjunction with such modification, Gulf Power modified its statement of cash flows within the operating activities section to present a separate line item for “Allowance for equity funds used during construction” previously included in “Other, net.” In addition, the operating activities section now includes a separate line item to present “Hedge settlements” previously included in “Other, net” in the prior period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Due to the relative insignificance of the amount reported at September 30, 2008, the balance sheet at December 31, 2007 of Mississippi Power was modified to combine assets in “Prepaid income taxes” into “Other.”

Southern Power modified its statement of cash flows for the nine months ended September 30, 2007 to present a separate line within the investing section for “Payments pursuant to long-term service agreements” previously included in “Property additions.” The amount of assets in “Other prepaid expenses” was collapsed into “Other.”

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

Under the terms of the separation agreements entered into in connection with the spin-off, Mirant agreed to indemnify Southern Company for costs associated with these guarantees, lawsuits, and additional IRS assessments. Southern Company has sought reimbursement by filing claims as an unsecured creditor in Mirant’s Chapter 11 proceeding. As part of the pending fraudulent transfer litigation, MC Asset Recovery objected to and sought equitable subordination of these and other Southern Company claims, and Mirant moved in the bankruptcy court to reject the separation agreements entered into in connection with the spin-off. If Southern Company’s claims for indemnification are allowed, then Mirant’s indemnity obligations to Southern Company would constitute unsecured claims against Mirant entitled to stock in Reorganized Mirant. The final outcome of this matter cannot now be determined.

MC Asset Recovery Litigation

In June 2005, Mirant, as a debtor in possession, and the Official Committee of Unsecured Creditors’ of Mirant Corporation filed a complaint against Southern Company in the U.S. Bankruptcy Court for the Northern District of Texas, which was amended in July 2005, February 2006, May 2006, and March 2007.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

In January 2006, the U.S. District Court for the Northern District of Texas granted Southern Company’s motion to withdraw this action from the Bankruptcy Court and, in February 2006, granted Southern Company’s motion to transfer the case to the U.S. District Court for the Northern District of Georgia. In May 2006, Southern Company filed a motion for summary judgment seeking entry of judgment against the plaintiff as to all counts of the complaint. In December 2006, the U.S. District Court for the Northern District of Georgia granted in part and denied in part the motion. As a result, certain breach of fiduciary duty claims alleged in earlier versions of the complaint are barred. On August 6, 2008, Southern Company filed a second motion for summary judgment. MC Asset Recovery filed its response to Southern Company’s motion for summary judgment on October 20, 2008. Southern Company believes there is no meritorious basis for the claims in the complaint and is vigorously defending itself in this action. However, the final outcome of this matter cannot now be determined.

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

In July 2003, the court dismissed all claims based on Mirant’s alleged improper energy trading and marketing activities involving the California energy market. The other claims did not allege any improper trading and marketing activity, accounting errors, or material misstatements or omissions on the part of Southern Company but seek to impose liability on Southern Company based on allegations that Southern Company was a “control person” as to Mirant prior to the spin-off date. Southern Company filed an answer to the consolidated amended class action complaint in September 2003. The plaintiffs seek monetary damages for the diminished value of Mirant stock through the putative class period. Because the proposed class period extends to after Southern Company ceased to own any interest in Mirant, it is not possible to calculate the damage claims with reasonable certainty.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
During Mirant’s Chapter 11 proceeding, the securities litigation was stayed, with the exception of limited discovery. Since Mirant’s plan of reorganization has become effective, the stay has been lifted. In March 2006, the plaintiffs filed a motion for reconsideration requesting that the court vacate that portion of its July 2003 order dismissing the plaintiffs’ claims based upon Mirant’s alleged improper energy trading and marketing activities involving the California energy market. Southern Company and the other defendants opposed the plaintiffs’ motion. In March 2007, the court granted plaintiffs’ motion for reconsideration, reinstated the California energy market claims, and granted in part and denied in part defendants’ motion to compel certain class certification discovery. In March 2007, defendants filed renewed motions to dismiss the California energy claims on grounds originally set forth in their 2003 motions to dismiss, but which were not addressed by the court. In July 2007, certain defendants, including Southern Company, filed motions for reconsideration of the court’s denial of a motion seeking dismissal of certain federal securities laws claims based upon, among other things, certain alleged errors included in financial statements issued by Mirant. On August 6, 2008, the court entered an order in regard to the defendants’ motions to dismiss and for partial summary judgment. The court granted the defendants’ motion for partial summary judgment in two respects concluding that certain holders of Mirant stock do not have standing under the securities laws. The court denied the defendants’ other motions and granted leave to the plaintiffs to re-plead their claims against defendants. In accordance with the court’s order, the plaintiffs filed an amended complaint. Southern Company and the remaining defendants filed motions to dismiss the amended complaint on October 9, 2008.

The plaintiffs have also stated that they intend to request that the court grant leave for them to amend the complaint to add allegations based upon claims asserted against Southern Company in the MC Asset Recovery litigation.

Under certain circumstances, Southern Company will be obligated under its by-laws to indemnify the four former Southern Company officers who served as directors of Mirant at the time of its initial public offering through the date of the spin-off and who are also named as defendants in this lawsuit.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Kivalina Case

On February 26, 2008, the Native Village of Kivalina and the City of Kivalina filed a suit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs are the governing bodies of an Inupiat village in Alaska. The plaintiffs contend that the village is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for public and private nuisance and contend that the defendants have acted in concert and are therefore jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which is alleged to be $95 million to $400 million. On June 30, 2008, all defendants filed motions to dismiss this case. Southern Company believes that these claims are without merit and notes that the complaint cites no statutory or regulatory basis for the claims. The ultimate outcome of this matter cannot be determined at this time.

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

Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and CERCLA NPL are anticipated. By letter dated September 30, 2008, the EPA advised Georgia Power that it has been designated as a PRP at the Ward Transformer Superfund site located in Raleigh, North Carolina. Numerous other entities have also received notices from the EPA. Georgia Power, along with other named PRPs, will participate in negotiations with the EPA to address cleanup of the site and reimbursement for the EPA’s past expenditures related to work performed at the site. The ultimate outcome of this matter will depend upon further environmental assessment and the ultimate number of PRPs and cannot be determined at this time; however, it is not expected to have a material impact on Georgia Power’s financial statements. The balance of Georgia Power’s environmental remediation liability at September 30, 2008 was $10.6 million.

Gulf Power’s environmental remediation liability includes estimated costs of environmental remediation projects of approximately $66.8 million as of September 30, 2008. These estimated costs relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects will be subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power’s environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
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

In November 2007, the presiding administrative law judge issued an initial decision regarding the methodology to be used in the generation dominance tests. The proceedings are ongoing. The ultimate outcome of this generation dominance proceeding cannot now be determined, but an adverse decision by the FERC in a final order could require the traditional operating companies and Southern Power to charge cost-based rates for certain wholesale sales in the Southern Company retail service territory, which may be lower than negotiated market-based rates and could also result in total refunds of up to $19.7 million, plus interest. The potential refunds include $3.9 million for Alabama Power, $5.8 million for Georgia Power, $0.8 million for Gulf Power, $8.4 million for Mississippi Power, and $0.7 million for Southern Power, in each case plus interest. Southern Company and its subsidiaries believe that there is no meritorious basis for an adverse decision in this proceeding and are vigorously defending themselves in this matter.

In June 2007, the FERC issued its final rule in Order No. 697 regarding market-based rate authority. The FERC generally retained its current market-based rate standards. Responding to a number of requests for rehearing, the FERC issued Order No. 697-A on April 21, 2008. This order largely affirmed its prior revision and codification of the regulations governing market-based rates for public utilities. In accordance with the order, Southern Company submitted to the FERC an updated market power analysis on September 2, 2008 related to its continued market-based rate authority. The ultimate outcome of this matter cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
On October 17, 2008, Southern Company filed with the FERC a revised market-based rate (MBR) tariff and a new cost-based rate (CBR) tariff. The revised MBR tariff provides for a “must offer” energy auction whereby Southern Company offers all of its available energy for sale in a day-ahead auction and an hour-ahead auction, after considering Southern Company’s native load requirements, reliability obligations, and sales commitments to third parties. All sales under the energy auction would be at market clearing prices established under the auction rules. The new CBR tariff is designed to be an alternative means for conducting short-term transactions in the wholesale markets and provides for a cost-based cap for wholesale sales of less than a year. Both tariffs must be approved by the FERC. The final outcome of this matter cannot now be determined.

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

In October 2006, the FERC issued an order accepting a settlement resolving the proceeding subject to Southern Company’s agreement to accept certain modifications to the settlement’s terms and Southern Company notified the FERC that it accepted the modifications. The modifications largely involve functional separation and information restrictions related to marketing activities conducted on behalf of Southern Power. Southern Company filed with the FERC in November 2006 a compliance plan in connection with the order. In April 2007, the FERC approved, with certain modifications, the plan submitted by Southern Company. Implementation of the plan is not expected to have a material impact on the financial statements of Southern Company or the traditional operating companies. Southern Power’s cost of implementing the compliance plan, including the modifications, is expected to be approximately $8 million annually. In November 2007, Southern Company notified the FERC that the plan had been implemented and the FERC division of audits subsequently began an audit pertaining to compliance implementation and related matters, which is ongoing. The audit report is expected to be submitted to the FERC in November 2008.

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

In November 2003, the Second Circuit Court in Gadsden County, Florida, ruled in favor of the plaintiffs on their motion for partial summary judgment concerning liability in one such lawsuit brought by landowners regarding the installation and use of fiber optic cable over Gulf Power rights of way located on the landowners’ property. The complaint was subsequently amended in January 2005. In November 2005, the trial court ruled in favor of the plaintiffs and against Gulf Power on their respective motions for partial summary judgment. In that same order, the trial court also denied Gulf Power’s motion to dismiss certain claims. Following an appeal to the Florida First District Court of Appeals by Gulf Power, the case was returned to the trial court for further proceedings. The parties reached agreement on a proposed settlement plan that was subject to approval by the trial court. At a hearing on April 30, 2008, the trial court granted final approval of the settlement agreement. The appeal period for that order has since expired. On September 29, 2008, in accordance with the approved settlement agreement, the settlement administrator issued payments to all approved claims and a refund of unclaimed funds to Gulf Power and its co-defendant. The impact on Southern Company’s and Gulf Power’s financial statements was not material.

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

In addition, in late 2001, certain subsidiaries of Southern Company, including Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Telecom, Inc. (a subsidiary of SouthernLINC Wireless), were named as defendants in a lawsuit brought in Troup County, Georgia, Superior Court by Interstate Fiber Network, a subsidiary of telecommunications company ITC DeltaCom, Inc. that uses certain of the defendants’ rights of way. This lawsuit alleges, among other things, that the defendants are contractually obligated to indemnify, defend, and hold harmless the telecommunications company from any liability that may be assessed against it in pending and future right of way litigation. The defendants believe that the plaintiff’s claims are without merit. In the fall of 2004, the trial court stayed the case until resolution of the underlying landowner litigation discussed above. In January 2005, the Georgia Court of Appeals dismissed the telecommunications company’s appeal of the trial court’s order for lack of jurisdiction. An adverse outcome in this matter, combined with an adverse outcome against the telecommunications company in one or more of the right of way lawsuits, could result in substantial judgments; however, the final outcome of these matters cannot now be determined.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Income Tax Matters

Leveraged Lease Transactions

See Note 1 to the financial statements of Southern Company under “Income and Other Taxes,” Note 3 to the financial statements of Southern Company under “Income Tax Matters,” and Note 5 to the financial statements of Southern Company under “Unrecognized Tax Benefits” in Item 8 of the Form 10-K. The IRS challenged Southern Company’s deductions related to three international lease transactions (so-called SILO or sale-in-lease-out transactions), in connection with its audits of Southern Company’s 2000 through 2003 tax returns. In the third quarter 2006, Southern Company paid the full amount of the disputed tax and the applicable interest on the SILO issue for tax years 2000 – 2001 and filed a claim for refund which has now been denied by the IRS. The disputed tax amount is $79 million and the related interest is approximately $24 million for these tax years. This payment, and the subsequent IRS disallowance of the refund claim, closed the issue with the IRS and Southern Company has initiated litigation in the U.S. District Court for the Northern District of Georgia for a complete refund of tax and interest paid for the 2000 – 2001 tax years. The IRS also challenged the SILO deductions for the tax years 2002 and 2003. The estimated amount of disputed tax and interest for these tax years was approximately $83 million and $15 million, respectively. The tax and interest for these tax years was paid to the IRS in the fourth quarter 2006. Southern Company has accounted for both payments in 2006 as deposits. For tax years 2000 through 2007, Southern Company has claimed approximately $284 million in tax benefits related to these SILO transactions challenged by the IRS. These tax benefits relate to timing differences and do not impact total net income over the life of the transactions. Southern Company believes these transactions are valid leases for U.S. tax purposes and the related deductions are allowable.

During the second quarter 2008, decisions in favor of the IRS were reached in several court cases involving other tax payers with similar leveraged lease investments. Pursuant to the application of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) and FASB Staff Position No. 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), management is required to assess, on a periodic basis, the likely outcome of the uncertain tax positions related to the SILO transactions. Based on these accounting standards and management’s review of the recent court decisions, Southern Company recorded an after tax charge of approximately $67 million in the second quarter 2008. Of the total, approximately $16 million is associated with the application of FIN 48 and represents additional interest expense related to tax returns for years 2000 through 2007 and approximately $51 million represents non-cash charges related to the application of FSP 13-2. The charges related to FSP 13-2 reflect the reallocation of lease income and will be recognized as income over the remaining term of the affected leases. The tax benefit associated with the lease transactions represents timing differences that do not impact total net income over the life of the transactions. In accordance with the requirements of FIN 48 and FSP 13-2, Southern Company will continue to evaluate the SILO transactions and the projected timing of income tax cash flows.

Furthermore, on August 6, 2008, the Commissioner of the IRS announced a settlement initiative for more than 45 corporations with similar leveraged lease transactions. Southern Company did not receive a formal offer to settle. In addition, the U.S. Senate continues to consider legislation that would disallow tax benefits after December 31, 2007 for SILO losses and other international leveraged lease transactions (such as lease-in, lease-out, or LILO transactions). The ultimate impact on Southern Company’s net income and cash flow will be dependent on the outcome of its pending litigation, associated settlement discussions, and proposed legislation and cannot be determined at this time.

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

IRC Section 199 Domestic Production Deduction

The American Jobs Creation Act of 2004 created a tax deduction for a portion of income attributable to U.S. production activities as defined in the IRC Section 199 (production activities deduction). The deduction is equal to a stated percentage of qualified production activities net income. The percentage is phased in over the years 2005 through 2010 with a 3% rate applicable to the years 2005 and 2006, a 6% rate applicable for years 2007 through 2009, and a 9% rate applicable for all years after 2009. The IRS has not clearly defined a methodology for calculating this deduction. However, Southern Company has tentatively agreed with the IRS on a calculation methodology. Therefore, Southern Company reversed the unrecognized tax benefit and adjusted the deduction to conform with the tentative agreement. The net impact of the reversal of unrecognized tax benefits combined with the true-up to the new methodology was immaterial. See Note (H) to the Condensed Financial Statements herein for additional information.

Other Matters

On July 3, 2008, Georgia Power self-reported to the SERC Reliability Council (SERC) a potential violation of the North American Electric Reliability Council reliability standard for transmission vegetation management programs related to a single tree. The SERC can impose penalties ranging from $1,000 to $1,000,000 per day, per violation, which can be adjusted according to certain risk factors and other aggravating or mitigating factors. On September 10, 2008, Georgia Power submitted a proposed settlement agreement, including a proposed mitigation plan. The SERC has not responded to the proposed settlement agreement and the penalty that SERC may assess remains uncertain. The ultimate outcome of this matter cannot be determined at this time; however, it could have a significant and potentially material impact on the net income and cash flow of Southern Company and Georgia Power.

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

The adoption of SFAS No. 159 had no impact on the results of operations, cash flows, or financial condition of Southern Company, Alabama Power, and Georgia Power as all gains, losses, and other-than-temporary impairments, whether realized or unrealized, continue to be recorded through a regulatory liability. For the three months and nine months ended September 30, 2008, the reduction in fair value of the Funds, which includes reinvested interest and dividends, was $41.9 million and $78.5 million, respectively, for Alabama Power, and was $30.5 million and $73.9 million, respectively, for Georgia Power, and which totals $72.4 million and $152.4 million, respectively, for Southern Company.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
The fair value measurements performed on a recurring basis and the level of the fair value hierarchy in which they fall as of September 30, 2008 are as follows:

As of September 30, 2008:	Level 1	Level 2	Level 3	Total
		(in millions)
Southern Company
Assets
Energy-related derivatives	$—	$35.0	$—	$35.0
Interest rate derivatives	—	8.8	—	8.8
Nuclear decommissioning trusts	614.4	359.7	—	974.1	(a)
Cash equivalents	650.3	—	—	650.3
Other	1.7	46.3	44.7	92.7

Total fair value	$1,266.4	$449.8	$44.7	$1,760.9

Liabilities
Energy-related derivatives	$—	$134.8	$—	$134.8
Interest rate derivatives	—	9.9	—	9.9

Total fair value	$—	$144.7	$—	$144.7

Alabama Power
Assets:
Energy-related derivatives	$—	$4.7	$—	$4.7
Interest rate derivatives	—	2.3	—	2.3
Nuclear decommissioning trusts	279.0	179.6	—	458.6	(a)
Cash equivalents	136.2	—	—	136.2

Total fair value	$415.2	$186.6	$—	$601.8

Liabilities:
Energy-related derivatives	$—	$43.3	$—	$43.3
Interest rate derivatives	—	3.9	—	3.9

Total fair value	$—	$47.2	$—	$47.2

Georgia Power
Assets:
Energy-related derivatives	$—	$5.9	$—	$5.9
Interest rate derivatives	—	6.5	—	6.5
Nuclear decommissioning trusts	335.4	180.1	—	515.5	(a)
Cash equivalents	343.8	—	—	343.8

Total fair value	$679.2	$192.5	$—	$871.7

Liabilities:
Energy-related derivatives	$—	$53.3	$—	$53.3
Interest rate derivatives	—	6.0	—	6.0

Total fair value	$—	$59.3	$—	$59.3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

As of September 30, 2008:	Level 1	Level 2	Level 3	Total
		(in millions)
Gulf Power
Assets:
Energy-related derivatives total fair value	$—	$1.4	$—	$1.4

Liabilities:
Energy-related derivatives total fair value	$—	$13.4	$—	$13.4

Mississippi Power
Assets:
Energy-related derivatives	$—	$4.2	$—	$4.2
Cash equivalents	38.4	—	—	38.4

Total fair value	$38.4	$4.2	$—	$42.6

Liabilities:
Energy-related derivatives total fair value	$—	$16.3	$—	$16.3

Southern Power
Assets:
Energy-related derivatives	$—	$18.8	$—	$18.8
Cash equivalents	18.5	—	—	18.5

Total fair value	$18.5	$18.8	$—	$37.3

Liabilities:
Energy-related derivatives total fair value	$—	$8.5	$—	$8.5

(a)	Excludes receivables related to investment income and pending investment sales, and payables related to pending investment purchases.
Energy-related derivatives and interest rate derivatives significantly comprise over-the-counter contracts. The nuclear decommissioning trust funds are invested in a diversified mix of equity and fixed income securities. The cash equivalents consist of securities with original maturities of 90 days or less. “Other” represents marketable securities and funds set aside to fund deferred compensation for certain management and are also invested in various marketable securities. All of these financial instruments and investments are valued primarily using the market approach.

Changes in the fair value measurement of the Level 3 items for Southern Company at September 30, 2008 are as follows:

	Southern Company
	Three Months Ended	Nine Months Ended
Other	September 30, 2008	September 30, 2008
	(in millions)
Beginning balance	$44.3	$50.4
Total gains/(losses) — realized/unrealized:
Included in other comprehensive income	0.2	(5.9)
Purchases, issuances and settlements	0.2	0.2
Transfers in and/or out of Level 3	—	—

Ending balance as of September 30, 2008	$44.7	$44.7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(D)	CONSTRUCTION PROJECTS

Construction Program

In connection with Georgia Power’s entering into an engineering, procurement, and construction agreement to design, engineer, procure, construct, and test two AP 1000 nuclear units with electric generating capacity of approximately 1,100 MWs each and related facilities, structures, and improvements at Plant Vogtle, the revised estimated total construction program for Southern Company is $4.4 billion in 2008, $5.2 billion in 2009, and $4.8 billion in 2010 and for Georgia Power is $2.0 billion in 2008, $2.6 billion in 2009, and $2.5 billion in 2010. In November 2008, Georgia Power’s management plans to request approval by the Georgia Power Board of Directors of a revised capital budget of approximately $2.9 billion for 2009 and $2.6 billion for 2010. The increases are primarily a result of changes in the timing of expenditures for environmental controls at Plant Bowen and Yates and the new generating units at Plant McDonough, as well as other project scope and price changes. In October 2008, Alabama Power’s Board of Directors approved a new capital budget for 2009 and 2010. The construction program of Alabama Power is estimated to be $1.6 billion for 2009 and $1.1 billion for 2010. Over the next two years, Alabama Power estimates spending $715 million on environmental-related additions, $391 million on Plant Farley (including $219 million for nuclear fuel), $704 million on distribution facilities, and $297 million on transmission facilities. The Southern Company system financial plan, including the Southern Company system capital budget, is expected to be reviewed by the Southern Company Board of Directors in early 2009. Actual construction costs may vary from these estimates because of changes in such factors as: business conditions; environmental statutes and regulations; nuclear plant regulation; FERC rules and regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 7 to the financial statements of Southern Company, Georgia Power, and Alabama Power under “COMMITMENTS – Construction Program” in Item 8 of the Form 10-K for additional information.

Integrated Coal Gasification Combined Cycle

As part of the evaluation and screening of alternatives to meet its future generation needs, Mississippi Power is considering the construction of an advanced coal gasification facility to be located in Kemper County, Mississippi, that would use locally mined lignite coal. The plant would use an air-blown IGCC technology that generates power from low-rank coals and coals with high moisture or high ash content. These coals, which include lignite, make up approximately half the proven United States and worldwide coal reserves. The feasibility assessment of the project is currently underway. Mississippi Power filed an application in June 2006 with the DOE for certain tax credits available to projects using clean coal technologies under the Energy Policy Act of 2005. The DOE subsequently certified the project and in November 2006, the IRS allocated IRC Section 48A tax credits of $133 million to Mississippi Power. The utilization of these credits is dependent upon meeting the certification requirements for the project, including an in-service date no later than November 2013. On February 14, 2008, Mississippi Power also requested that the DOE transfer the remaining funds previously granted to a cancelled Southern Company project that would have been located in Orlando, Florida.

In December 2006, the Mississippi PSC approved Mississippi Power’s requested accounting treatment to defer the costs associated with Mississippi Power’s generation resource planning, evaluation, and screening activities as a regulatory asset. In December 2007, Mississippi Power reported to the Mississippi PSC an updated estimate and received an order directing Mississippi Power to continue charging all costs associated with the generation capacity assessment to the regulatory asset. At September 30, 2008, Mississippi Power had spent $36.2 million, of which $2.7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
million related to land purchases capitalized. The remaining retail portion of $23.4 million was deferred in other regulatory assets.

The wholesale portion of $10.1 million was expensed, with $6.0 million through September 30, 2008 and $4.1 million during 2007. On August 29, 2008, Mississippi Power and its wholesale customers entered into an agreement regarding a wholesale rate increase. The FERC accepted the filing on October 24, 2008. This agreement will allow $9.3 million of the wholesale portion of the generation screening and evaluation costs associated with the IGCC project to be reclassified from expense to a regulatory asset in the fourth quarter 2008.

These costs will remain as a regulatory asset until the Mississippi PSC and the FERC determine the prudence and ultimate recovery of such costs. The balance of such regulatory asset is included in Mississippi Power’s rate base for ratemaking purposes. Approval by various regulatory agencies, including the Mississippi PSC, will also be required if the project proceeds. The Mississippi PSC, in its discretion, may exercise its additional rate authority granted to the Mississippi PSC in the Mississippi base load construction legislation if the project proceeds.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

As reported shares	772,622	758,308	769,298	754,568
Effect of options	4,281	4,084	4,153	4,614

Diluted shares	776,903	762,392	773,451	759,182

(F)	FINANCING

Bank Credit Arrangements

Southern Company maintained unused committed lines of credit in the amount of $4.3 billion as of September 30, 2008 (including $1.35 billion of such lines which were dedicated to providing liquidity support to the traditional operating companies’ variable rate pollution control revenue bonds), of which $234 million will expire in 2008, $821 million expire in 2009, $25 million expire in 2011, and $3.2 billion expire in 2012. Approximately $79 million of the credit facilities expiring in 2008 and 2009 allow for the execution of term loans for an additional two-year period, and $584 million contain provisions allowing one-year term loans. See Note 6 to the financial statements of Southern Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Alabama Power maintained unused committed lines of credit in the amount of $1.3 billion as of September 30, 2008 (including $582.4 million of such lines which were dedicated to providing liquidity support to its variable rate pollution control revenue bonds), of which $75 million will expire in 2008, $416.1 million expire in 2009, $25 million expire in 2011, and $765 million expire in 2012. Of the facilities that expire in 2008 and 2009, $404 million allow for one-year term loans. See Note 6 to the financial statements of Alabama Company under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

Georgia Power maintained unused committed lines of credit in the amount of $1.3 billion as of September 30, 2008. Of the unused credit arrangements, $225 million will expire in 2009, and $1.1 billion expire in 2012. Of the facilities that expire in 2009, $40 million contain provisions allowing two-year term loans executable at expiration. At September 30, 2008, substantially all of these credit arrangements provided liquidity support to Georgia Power’s commercial paper program and purchase obligations related to $666.4 million of variable rate pollution control revenue bonds compared to $743 million in the second quarter 2008. The decrease is due to Georgia Power’s required purchase of $76.6 million of variable rate pollution control revenue bonds that were tendered by investors. Subsequent to September 30, 2008, Georgia Power converted $104.6 million of variable rate pollution control revenue bonds to a fixed interest rate mode. In addition, Georgia Power remarketed approximately $75 million of bonds that were tendered by investors. The net effect of these transactions decreased the amount of liquidity support dedicated to funding purchase obligations to $636.3 million. See Note 6 to the financial statements of Georgia Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

Gulf Power maintained unused committed lines of credit in the amount of $130 million as of September 30, 2008 (which were dedicated to providing liquidity support to Gulf Power’s obligations with respect to variable rate pollution control revenue bonds and commercial paper), of which $80 million either expired or will expire in 2008, $50 million expire in 2009, and $105 million contain provision allowing one-year term loans executable at expiration. Subsequent to September 30, 2008, Gulf Power renewed $60 million of its credit facilities that were set to expire in 2008 and entered into a new committed line of credit for $10 million that will expire in 2009. Also subsequent to September 30, 2008, Gulf Power purchased from investors $37 million of variable rate pollution control revenue bonds that were subject to mandatory tender. See Note 6 to the financial statements of Gulf Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

Mississippi Power maintained unused committed lines of credit in the amount of $149.2 million as of September 30, 2008 (which were dedicated to providing liquidity support to Mississippi Power’s commercial paper program and $32.2 million dedicated to funding purchase obligations related to variable rate pollution control revenue bonds), of which $69.2 million will expire in 2008, and $80 million expire in 2009. Approximately $39 million of these credit facilities contain provisions allowing two-year loans executable at expiration and $15 million contain provisions allowing one-year term loans executable at expiration. Subsequent to September 30, 2008, Mississippi Power terminated $55.7 million of the credit facilities expiring in 2008. These facilities were put in place to fund storm damage costs related to Hurricane Katrina and are now no longer required. See Note 6 to the financial statements of Mississippi Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

Southern Power maintained unused committed lines of credit in the amount of approximately $400 million as of September 30, 2008, all of which expire in 2012. See Note 6 to the financial statements of Southern Power under “Bank Credit Arrangements” in Item 8 of the Form 10-K for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Financial Instruments

See Note 6 to the financial statements of the registrants under “Financial Instruments” in Item 8 of the Form 10-K. The fair value gain/(loss) arising on energy-related derivative contracts outstanding at September 30, 2008 was reflected in the financial statements as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power

Regulatory (assets)/ liabilities, net	$(111.3)	$(38.7)	$(47.4)	$(12.0)	$(13.2)	$—
Accumulated other comprehensive income (loss)	8.6	0.1	—	—	0.8	7.7
Cumulative net income (loss)	2.9	—	—	—	0.3	2.6

Total fair value gain/(loss)	$(99.8)	$(38.6)	$(47.4)	$(12.0)	$(12.1)	$10.3

For the three months and nine months ended September 30, 2008, the unrealized gain/(loss) recognized in income for energy-related derivative contracts that are not hedges was $6.5 million and $(0.1) million, respectively, for Southern Company, was $7.8 million and $(0.7) million, respectively, for Southern Power, and was immaterial for all other registrants. For the three months and nine months ended September 30, 2007, the unrealized loss recognized in income was $(2.2) million and $(0.7) million, respectively, for Southern Company, was $(2.1) million and $(1.0) million, respectively, for Southern Power, and was immaterial for all other registrants.

The amounts reclassified from other comprehensive income to revenue and fuel expense for the three months and nine months ended September 30, 2008 and 2007 were immaterial for each registrant. Additionally, no material ineffectiveness has been recorded in net income for the three months and nine months ended September 30, 2008 and 2007. The amounts expected to be reclassified from other comprehensive income to revenue for the next twelve-month period to September 30, 2009 are gains of $7.2 million for Southern Company, $8.0 million for Southern Power, and immaterial for all other registrants. All other expected reclassifications to income are immaterial for each registrant.

During 2007, Southern Company had derivatives in place to reduce its exposure to a phase-out of certain income tax credits related to synthetic fuel production in 2007. In accordance with Section 45K of the IRC, these tax credits were subject to limitation as the annual average price of oil increases. These derivatives settled on January 1, 2008 and thus there was no income statement impact in the nine months ended September 30, 2008. For the three months and nine months ended September 30, 2007, the fair value gain recognized in income to mark the derivatives to market was $23.6 million and $23.4 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
At September 30, 2008, Southern Company had a total of $1.5 billion notional amount of interest rate derivatives outstanding with net fair value losses of approximately $1.1 million as follows:
Cash Flow Hedges

			Weighted	Hedge	Fair Value
	Notional	Variable Rate	Average	Maturity	Gain/(Loss)
	Amount	Received	Fixed Rate Paid	Date	September 30, 2008

	(in millions)				(in millions)
Alabama Power*	$576	SIFMA Index	2.69%	February 2010	$(1.6)
Georgia Power*	301	SIFMA Index	2.22%	December 2009	0.7
Georgia Power	75	1-month LIBOR	2.61%	November 2008	—
Georgia Power	150	3-month LIBOR	2.63%	February 2009	0.6
Georgia Power	100	3-month LIBOR	5.28%	February 2019	(6.0)
Georgia Power	300	1-month LIBOR	2.43%	April 2010	5.2

*	Hedged using the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA) (formerly the Bond Market Association/PSA Municipal Swap Index)
The amounts reclassified from other comprehensive income to interest expense for the three months and nine months ended September 30, 2008 were losses of $(4.6) million and $(15.4) million, respectively, for Southern Company and $(2.6) million and $(9.6) million, respectively, for Southern Power, and were immaterial for all other registrants. For the three months and nine months ended September 30, 2007, the losses reclassified to interest expense were $(3.9) million and $(11.2) million, respectively, for Southern Company and $(3.4) million and $(9.9) million, respectively, for Southern Power, and were immaterial for all other registrants. No material ineffectiveness has been recorded in net income for any of the periods reported.

For the next twelve-month period ending September 30, 2009, the following table reflects the estimated pre-tax gains/(losses) that will be reclassified from other comprehensive income to interest expense (in millions):

Southern Company	$(7.9)
Alabama Power	3.0
Georgia Power	—
Gulf Power	(1.1)
Southern Power	(9.9)
(G)	RETIREMENT BENEFITS

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
approximately $28 million and prepaid pension costs by approximately $16 million. There was no effect on Southern Company’s results of operations or cash flows.

See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Mississippi Power in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three- and nine-month periods ended September 30, 2008 and 2007 are as follows (in millions):

	Southern	Alabama	Georgia	Gulf	Mississippi
pension plans	Company	Power	Power	Power	Power

Three Months Ended September 30, 2008
Service cost	$36	$9	$12	$2	$2
Interest cost	87	21	33	4	4
Expected return on plan assets	(131)	(40)	(52)	(6)	(6)
Net amortization	12	4	5	—	1

Net cost (income)	$4	$(6)	$(2)	$—	$1

Nine Months Ended September 30, 2008
Service cost	$109	$26	$37	$5	$5
Interest cost	261	65	100	12	12
Expected return on plan assets	(394)	(120)	(158)	(18)	(16)
Net amortization	35	10	13	1	2

Net cost (income)	$11	$(19)	$(8)	$—	$3

Three Months Ended September 30, 2007
Service cost	$37	$9	$13	$2	$2
Interest cost	81	20	31	4	4
Expected return on plan assets	(120)	(36)	(49)	(5)	(5)
Net amortization	12	3	5	—	—

Net cost (income)	$10	$(4)	$—	$1	$1

Nine Months Ended September 30, 2007
Service cost	$110	$26	$38	$5	$5
Interest cost	242	61	94	11	11
Expected return on plan assets	(361)	(109)	(146)	(16)	(14)
Net amortization	34	9	13	1	1

Net cost (income)	$25	$(13)	$(1)	$1	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Southern	Alabama	Georgia	Gulf	Mississippi
postretirement plans	Company	Power	Power	Power	Power

Three Months Ended September 30, 2008
Service cost	$7	$1	$3	$—	$—
Interest cost	28	7	12	1	1
Expected return on plan assets	(15)	(6)	(8)	—	—
Net amortization	8	3	4	—	—

Net cost (income)	$28	$5	$11	$1	$1

Nine Months Ended September 30, 2008
Service cost	$21	$5	$8	$1	$1
Interest cost	83	22	37	3	4
Expected return on plan assets	(44)	(17)	(23)	(1)	(1)
Net amortization	23	7	12	1	—

Net cost (income)	$83	$17	$34	$4	$4

Three Months Ended September 30, 2007
Service cost	$6	$1	$3	$—	$—
Interest cost	27	7	12	1	2
Expected return on plan assets	(13)	(4)	(7)	—	—
Net amortization	9	2	4	—	—

Net cost (income)	$29	$6	$12	$1	$2

Nine Months Ended September 30, 2007
Service cost	$20	$5	$8	$1	$1
Interest cost	80	21	35	3	4
Expected return on plan assets	(39)	(14)	(20)	(1)	(1)
Net amortization	29	8	14	1	1

Net cost (income)	$90	$20	$37	$4	$5

(H)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS

Effective Tax Rate

Southern Company’s effective tax rate was 34.3% for the nine months ended September 30, 2008, as compared to 34.1% for the same period in 2007. See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for information on the effective income tax rate. Southern Company recorded net synthetic fuel tax credits for the nine months ended September 30, 2008 that are $33.6 million less than the net synthetic fuel tax credits recorded for the same period in 2007, which resulted in an increase in income tax expense. The credits are not allowed under IRC Section 45K for any production after December 31, 2007. Southern Company’s effective tax rate was also impacted by decreases in the effective tax rate due to additional allowance for equity funds used during construction (which is not taxable) recorded by Alabama Power, Georgia Power, and Gulf Power.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
Unrecognized Tax Benefits

Changes during the year for unrecognized tax benefits are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Southern
	Company	Power	Power	Power	Power	Power	Total

	(in millions)
Unrecognized tax benefits as of December 31, 2007	$167.1	$4.8	$89.2	$0.9	$0.9	$1.4	$264.3
Tax positions from current periods	0.2	1.3	32.1	0.3	0.7	0.5	35.1
Tax positions from prior periods	77.9	0.5	7.8	0.7	1.0	(0.3)	87.6
Reductions due to settlements	(0.3)	(4.1)	(8.3)	(1.6)	(1.0)	(1.2)	(16.5)
Reductions due to expired statute of limitations	—	—	—	—	—	—	—

Balance as of September 30, 2008	$244.9	$2.5	$120.8	$0.3	$1.6	$0.4	$370.5

The tax positions from current periods increase relate primarily to the Georgia state tax credits litigation and other miscellaneous uncertain tax positions. The tax positions from prior periods increase relate primarily to the SILO litigation issue that was remeasured during the second quarter 2008. The reduction due to settlements relates to the tentative agreement with the IRS regarding the production activities deduction methodology. See Note (B) to the Condensed Financial Statements under “Leveraged Lease Transactions,” “Georgia State Income Tax Credits,” and “IRC Section 199 Domestic Production Deduction” herein for further information regarding these matters.

Impact on Southern Company’s effective tax rate, if recognized, is as follows:

				As of	As of
	Southern	Georgia	Other	September 30,	December 31,
	Company	Power	Registrants	2008	2007	Change

	(in millions)
Tax positions impacting the effective tax rate	$3.2	$117.9	$4.8	$125.9	$96.6	$29.3
Tax positions not impacting the effective tax rate	241.7	2.9	—	244.6	167.7	76.9

Balance of unrecognized tax benefits	$244.9	$120.8	$4.8	$370.5	$264.3	$106.2

The tax positions impacting the effective tax rate increase of $29.3 million primarily relate to Georgia state tax credit litigation at Georgia Power. The $76.9 million increase in tax positions not impacting the effective tax rate relates to the SILO litigation uncertain tax position.

Accrued interest for unrecognized tax benefits:

(in millions)
Interest accrued as of December 31, 2007	$31
Interest accrued during the period	30

Balance as of September 30, 2008	$61

The increase to accrued interest during the period is primarily associated with the SILO litigation and Georgia state tax credit litigation.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
It is reasonably possible that the amount of the unrecognized benefit with respect to a majority of Georgia Power’s and Southern Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. The possible settlement of the SILO litigation, the Georgia state tax credits litigation, and/or the conclusion or settlement of federal or state audits could impact the balances significantly. At this time, other than the SILO litigation, an estimate of the range of reasonably possible outcomes cannot be determined. Southern Company’s unrecognized tax benefit related to the SILO litigation could decrease by $242 million within the next 12 months. However, since the unrecognized tax benefits related to the SILO litigation are related to timing differences only, the $242 million decrease would have no impact on income.

(I)	NUCLEAR FUEL DISPOSAL COST LITIGATION

See Note 1 to the financial statements of Southern Company, Alabama Power, and Georgia Power under “Nuclear Fuel Disposal Costs” in Item 8 of the Form 10-K for information regarding the litigation brought by Alabama Power and Georgia Power against the government for breach of contracts related to the disposal of spent nuclear fuel. In July 2007, the U.S. Court of Federal Claims awarded Georgia Power a total of $30 million, based on its ownership interests, and awarded Alabama Power $17.3 million, representing all of the direct costs of the expansion of spent nuclear fuel storage facilities from 1998 through 2004. In August 2007, the government filed a motion for reconsideration, which was denied in November 2007. On January 2, 2008, the government filed a notice of appeal. On February 29, 2008, the government filed a motion to stay the appeal pending the court’s decisions in three other cases already on appeal. On April 1, 2008, the court granted the government’s motion to stay the appeal. A claim against the government was also filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim), due to the government’s continuing breach of contract. This claim was filed without including any dollar amount for recovery of damages. The final outcome of this matter cannot be determined at this time, but no material impact on net income is expected as any damage amounts collected from the government are expected to be returned to customers.

(J)	SOUTHERN POWER DEPRECIATION STUDY

Southern Power revised its depreciation rates in January 2008. This change in estimate arises from changes in useful life assumptions of certain components of plant in service based on an engineering study completed in the first quarter of 2008. Depreciation rates by generating facility changed from a range of 2.7% to 3.8% to a range of 1.8% to 4.1%. These changes increased depreciation and reduced income from continuing operations and net income by $3.4 million and $2.0 million, respectively for the first nine months of 2008. The expected total impact on Southern Power’s income from continuing operations and net income for 2008 is a decrease of $4.5 million and $2.7 million, respectively.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(K)	SEGMENT AND RELATED INFORMATION

Southern Company’s reportable business segments are the sale of electricity in the Southeast by the traditional operating companies and Southern Power. The “All Other” column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in leveraged lease projects, telecommunications, and energy-related services. Southern Power’s revenues from sales to the traditional operating companies were $217 million and $494 million for the three months and nine months ended September 30, 2008, respectively, and $185 million and $439 million for the three months and nine months ended September 30, 2007, respectively. All other intersegment revenues are not material. Financial data for business segments and products and services are as follows:

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended September 30, 2008:
Operating revenues	$5,156	$516	$(276)	$5,396	$46	$(15)	$5,427
Segment net income (loss)	727	60	—	787	(7)	—	780
Nine Months Ended September 30, 2008:
Operating revenues	$12,849	$1,048	$(669)	$13,228	$141	$(44)	$13,325
Segment net income (loss)	1,520	124	—	1,644	(88)	—	1,556
Total assets at September 30, 2008	$45,252	$2,868	$(256)	$47,864	$1,636	$(488)	$49,012

	Electric Utilities
	Traditional
	Operating	Southern			All
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated

	(in millions)
Three Months Ended September 30, 2007:
Operating revenues	$4,660	$347	$(227)	$4,780	$95	$(43)	$4,832
Segment net income (loss)	714	51	—	765	(4)	1	762
Nine Months Ended September 30, 2007:
Operating revenues	$11,612	$784	$(549)	$11,847	$294	$(128)	$12,013
Segment net income (loss)	1,381	123	—	1,504	26	—	1,530
Total assets at December 31, 2007	$41,812	$2,769	$(122)	$44,459	$1,767	$(437)	$45,789

Products and Services

	Electric Utilities’ Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2008	$4,479	$775	$142	$5,396
Three Months Ended September 30, 2007	$4,086	$563	$131	$4,780

Nine Months Ended September 30, 2008	$10,934	$1,880	$414	$13,228
Nine Months Ended September 30, 2007	$9,935	$1,531	$381	$11,847

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

Item 6. Exhibits.
(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1	-	Third Supplemental Indenture to Senior Note Indenture dated as of August 21, 2008, providing for the issuance of the Series 2008A Floating Rate Senior Notes. (Designated in Form 8-K dated August 13, 2008, File No. 1-3526, as Exhibit 4.2.)

(10) Material Contracts

Southern Company

(a)1	-	Compensation and Retention Agreement between Southern Company Services, Inc. and C. Alan Martin effective as of February 1, 2008.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

(d)2	-	Power of Attorney for Philip C. Raymond. (Designated in the Form 10-Q for the quarter ended March 31, 2008, File No. 0-2429 as Exhibit 24(d)2 and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2007, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 6, 2008

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
Date: November 6, 2008

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
Date: November 6, 2008

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
Date: November 6, 2008

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
Date: November 6, 2008

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
Date: November 6, 2008