Form 10-Q/A
period 2009-06-30
SOUTHERN CO
filed 2009-08-26
CIK 92122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q/A

Amendment No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-3526	The Southern Company (A Delaware Corporation) 30 Ivan Allen Jr. Boulevard, N.W. Atlanta, Georgia 30308 (404) 506-5000	58-0690070

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
The Southern Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes____ No     X

As of June 30, 2009, there were 796,051,643 shares outstanding of the registrant’s common stock, par value $5 per share.

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on Form 10-Q of The Southern Company (“Southern Company”) for the quarter ended June 30, 2009 (the “Form 10-Q”) is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q for Southern Company formatted in eXtensible Business Reporting Language: (i) the unaudited Condensed Consolidated Statements of Income, (ii) the unaudited Condensed Consolidated Statements of Cash Flows, (iii) the unaudited Condensed Consolidated Balance Sheets, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income, and (v) the combined notes to the unaudited condensed financial statements, tagged as blocks of text. No changes are being made to any other portion of the Form 10-Q as originally filed on August 6, 2009.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

PART II – OTHER INFORMATION

Item 6. Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1

-   Fourth Supplemental Indenture to the Senior Note Indenture dated as of May 19, 2009, providing for the issuance of Southern Company’s Series 2009A 4.15% Senior Notes due May 15, 2014. (Designated in Form 8-K dated May 11, 2009, File No. 1-3526, as Exhibit 4.2.)

(24) Power of Attorney and Resolutions

Southern Company

(a)1	- Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2008, File No. 1-3526 as Exhibit 24(a).)

(31) Section 302 Certifications

Southern Company

(a)1	- Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

(a)2	- Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

(32) Section 906 Certifications

Southern Company

(a)	- Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) XBRL-Related Documents

Southern Company

INS	XBRL Instance Document**
SCH	XBRL Taxonomy Extension Schema Document**
PRE	XBRL Taxonomy Presentation Linkbase Document**
LAB	XBRL Taxonomy Label Linkbase Document**
CAL	XBRL Taxonomy Calculation Linkbase Document**
DEF	XBRL Definition Linkbase Document**

*Previously filed.

**Furnished herewith.

THE SOUTHERN COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SOUTHERN COMPANY

By	David M. Ratcliffe
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	W. Paul Bowers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date: August 26, 2009