Form 10-Q/A
period 2009-06-30
SOUTHERN CO
filed 2009-08-27
CIK 92122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No.2 to the Quarterly Report on Form 10-Q of The Southern Company (“Southern Company”) for the quarter ended June 30, 2009 (the “Form 10-Q”) is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Amendment No. 1 to the Form 10-Q filed on August 26, 2009 inadvertently contained an EDGAR coding error that prevented attachment of this exhibit.

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

Date: August 27, 2009