Form 10-Q
period 2013-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2013-11-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2013
The Southern Company	Par Value $5 Per Share	881,740,546
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	4,942,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

		Page Number
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	203
Item 1A.	Risk Factors	203
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	203
	Signatures	206

DEFINITIONS

Term	Meaning

2010 ARP	Alternate Rate Plan approved by the Georgia PSC for Georgia Power, which became effective January 1, 2011 and will continue through December 31, 2013
2011 IRP	Georgia Power's 2011 Integrated Resource Plan update as approved by the Georgia PSC
2013 IRP	Georgia Power's triennial Integrated Resource Plan as approved by the Georgia PSC
AFUDC	Allowance for Funds Used During Construction
Alabama Power	Alabama Power Company
AOCI	Accumulated Other Comprehensive Income
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
Clean Air Act	Clean Air Act Amendments of 1990
Contractor	Westinghouse and Stone & Webster, Inc.
CPCN	Certificate of Public Convenience and Necessity
CWIP	Construction Work in Progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, and Southern Power for the year ended December 31, 2012
Form 10-K/A	Annual Report on Form 10-K of Mississippi Power for the year ended December 31, 2012, as amended by Amendment No. 1
GAAP	Generally Accepted Accounting Principles
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Kemper IGCC	Integrated coal gasification combined cycle facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWH	Megawatt-hour
NCCR	Nuclear Construction Cost Recovery
NDR	Natural Disaster Reserve
NRC	Nuclear Regulatory Commission
NSR	New Source Review
OCI	Other Comprehensive Income

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail sales, retail rates, the strategic goals for the wholesale business, customer growth, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates of construction projects, completion dates of acquisitions, plans and estimated costs for new generation resources, filings with state and federal regulatory authorities, impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the American Taxpayer Relief Act of 2012, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other capital expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•	investment performance of Southern Company's employee and retiree benefit plans and the Southern Company system's nuclear decommissioning trust funds;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to fuel and other cost recovery mechanisms;

•	regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals, NRC actions, and potential DOE loan guarantees;

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of Mississippi Power's proposed rate recovery plan, as revised, which includes the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that the Kemper IGCC be placed in service in 2014, and satisfaction of requirements to utilize investment tax credits and grants;

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

•
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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$4,319	$4,379	$11,237	$11,068
Wholesale revenues	520	497	1,406	1,261
Other electric revenues	166	157	477	459
Other revenues	12	16	40	46
Total operating revenues	5,017	5,049	13,160	12,834
Operating Expenses:
Fuel	1,580	1,553	4,216	3,907
Purchased power	145	164	367	455
Other operations and maintenance	928	906	2,849	2,817
MC Asset Recovery insurance settlement	—	—	—	(19)
Depreciation and amortization	480	449	1,422	1,335
Taxes other than income taxes	243	237	710	690
Estimated loss on Kemper IGCC	150	—	1,140	—
Total operating expenses	3,526	3,309	10,704	9,185
Operating Income	1,491	1,740	2,456	3,649
Other Income and (Expense):
Allowance for equity funds used during construction	53	39	139	102
Leveraged lease income (loss)	5	5	(11)	16
Interest expense, net of amounts capitalized	(202)	(218)	(628)	(649)
Other income (expense), net	(10)	(4)	(20)	(4)
Total other income and (expense)	(154)	(178)	(520)	(535)
Earnings Before Income Taxes	1,337	1,562	1,936	3,114
Income taxes	468	569	657	1,098
Consolidated Net Income	869	993	1,279	2,016
Dividends on Preferred and Preference Stock of Subsidiaries	17	17	49	49
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$852	$976	$1,230	$1,967
Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.97	$1.11	$1.41	$2.26
Diluted EPS	$0.97	$1.11	$1.40	$2.23
Average number of shares of common stock outstanding (in millions)
Basic	878	876	874	872
Diluted	881	883	879	880
Cash dividends paid per share of common stock	$0.5075	$0.4900	$1.5050	$1.4525
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Consolidated Net Income	$869	$993	$1,279	$2,016
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $1, $- and $(4), respectively	—	(4)	—	(11)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $5 and $4, respectively	1	3	7	7
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $-, $3 and $1, respectively	1	1	4	3
Total other comprehensive income (loss)	2	—	11	(1)
Dividends on preferred and preference stock of subsidiaries	(17)	(17)	(49)	(49)
Comprehensive Income	$854	$976	$1,241	$1,966
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating Activities:
Consolidated net income	$1,279	$2,016
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,725	1,602
Deferred income taxes	263	645
Allowance for equity funds used during construction	(139)	(102)
Leveraged lease income (loss)	11	(16)
Pension, postretirement, and other employee benefits	124	78
Stock based compensation expense	48	45
Retail fuel cost recovery — long-term	(123)	118
Estimated loss on Kemper IGCC	1,140	—
Other, net	64	34
Changes in certain current assets and liabilities —
-Receivables	(407)	(157)
-Fossil fuel stock	471	(232)
-Materials and supplies	33	(28)
-Other current assets	(1)	22
-Accounts payable	(140)	(240)
-Accrued taxes	268	311
-Accrued compensation	(198)	(142)
-Retail fuel cost recovery — short-term	(3)	112
-Other current liabilities	(4)	(22)
Net cash provided from operating activities	4,411	4,044
Investing Activities:
Property additions	(3,978)	(3,558)
Investment in restricted cash	(169)	(230)
Distribution of restricted cash	94	234
Nuclear decommissioning trust fund purchases	(744)	(758)
Nuclear decommissioning trust fund sales	742	756
Cost of removal, net of salvage	(90)	(83)
Change in construction payables, net	(8)	(61)
Other investing activities	51	(58)
Net cash used for investing activities	(4,102)	(3,758)
Financing Activities:
Decrease in notes payable, net	(70)	(521)
Proceeds —
Long-term debt issuances	2,421	3,114
Interest-bearing refundable deposit related to asset sale	—	150
Preference stock	50	—
Common stock issuances	479	381
Redemptions —
Long-term debt	(1,767)	(2,098)
Common stock repurchased	(19)	(85)
Payment of common stock dividends	(1,314)	(1,267)
Payment of dividends on preferred and preference stock of subsidiaries	(49)	(49)
Other financing activities	14	30
Net cash used for financing activities	(255)	(345)
Net Change in Cash and Cash Equivalents	54	(59)
Cash and Cash Equivalents at Beginning of Period	628	1,315
Cash and Cash Equivalents at End of Period	$682	$1,256
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $67 and $62 capitalized for 2013 and 2012, respectively)	$564	$589
Income taxes, net	149	6
Noncash transactions — accrued property additions at end of period	539	531
Noncash transactions — capital lease obligation	83	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in millions)
Current Assets:
Cash and cash equivalents	$682	$628
Restricted cash and cash equivalents	—	7
Receivables —
Customer accounts receivable	1,292	961
Unbilled revenues	473	441
Under recovered regulatory clause revenues	45	29
Other accounts and notes receivable	269	235
Accumulated provision for uncollectible accounts	(19)	(17)
Fossil fuel stock, at average cost	1,349	1,819
Materials and supplies, at average cost	959	1,000
Vacation pay	164	165
Prepaid expenses	418	657
Other regulatory assets, current	120	163
Other current assets	33	74
Total current assets	5,785	6,162
Property, Plant, and Equipment:
In service	64,793	63,251
Less accumulated depreciation	22,821	21,964
Plant in service, net of depreciation	41,972	41,287
Other utility plant, net	252	263
Nuclear fuel, at amortized cost	832	851
Construction work in progress	7,144	5,989
Total property, plant, and equipment	50,200	48,390
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,397	1,303
Leveraged leases	658	670
Miscellaneous property and investments	220	216
Total other property and investments	2,275	2,189
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,402	1,385
Unamortized debt issuance expense	146	133
Unamortized loss on reacquired debt	291	309
Other regulatory assets, deferred	4,012	4,032
Other deferred charges and assets	586	549
Total deferred charges and other assets	6,437	6,408
Total Assets	$64,697	$63,149
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2013	At December 31, 2012
	(in millions)
Current Liabilities:
Securities due within one year	$1,307	$2,335
Interest-bearing refundable deposit related to asset sale	150	150
Notes payable	750	825
Accounts payable	1,281	1,387
Customer deposits	377	370
Accrued taxes —
Accrued income taxes	87	10
Other accrued taxes	512	391
Accrued interest	262	237
Accrued vacation pay	210	212
Accrued compensation	250	433
Other regulatory liabilities, current	89	107
Other current liabilities	429	557
Total current liabilities	5,704	7,014
Long-term Debt	21,053	19,274
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,291	9,938
Deferred credits related to income taxes	203	211
Accumulated deferred investment tax credits	819	894
Employee benefit obligations	2,548	2,540
Asset retirement obligations	1,967	1,748
Other cost of removal obligations	1,278	1,194
Other regulatory liabilities, deferred	375	289
Other deferred credits and liabilities	550	668
Total deferred credits and other liabilities	18,031	17,482
Total Liabilities	44,788	43,770
Redeemable Preferred Stock of Subsidiaries	375	375
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — September 30, 2013: 890 million shares
— December 31, 2012: 878 million shares
Treasury — September 30, 2013: 8.1 million shares
— December 31, 2012: 10.0 million shares
Par value	4,447	4,389
Paid-in capital	5,262	4,855
Treasury, at cost	(363)	(450)
Retained earnings	9,543	9,626
Accumulated other comprehensive loss	(111)	(123)
Total Common Stockholders' Equity	18,778	18,297
Preferred and Preference Stock of Subsidiaries	756	707
Total Stockholders' Equity	19,534	19,004
Total Liabilities and Stockholders' Equity	$64,697	$63,149
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
In addition, subsidiaries of Southern Company are constructing Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in two units, each with approximately 1,100 MWs) and the Kemper IGCC (in which Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW facility). See RESULTS OF OPERATIONS – "Estimated Loss on Kemper IGCC," FUTURE EARNINGS POTENTIAL – "Construction Program," and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
In accordance with the 2010 ARP, Georgia Power filed a base rate case with the Georgia PSC on June 28, 2013, requesting a base rate increase effective January 1, 2014. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Rate Plans" herein for additional information.
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and earnings per share. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Southern Company in Item 7 of the Form 10-K. See FUTURE EARNINGS POTENTIAL – "Other Matters" herein for information regarding an explosion at Plant Bowen in April 2013 that has negatively impacted the Southern Company system's 2013 actual performance on its peak season equivalent forced outage rate, one of its key performance indicators, as compared to the target. See also Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding the revisions to the cost estimate for the Kemper IGCC that have negatively impacted Southern Company's earnings per share, one of its key performance indicators, for 2013, as compared to the target.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(124)	(12.7)	$(737)	(37.5)
Southern Company's third quarter 2013 net income after dividends on preferred and preference stock of subsidiaries was $852 million ($0.97 per share) compared to $976 million ($1.11 per share) for the third quarter 2012. The decrease was primarily related to a $150 million pre-tax charge ($93 million after-tax) for a revision of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Clean Coal Power Initiative Round 2 (DOE Grants) and the cost of the lignite mine and equipment, the cost of the carbon dioxide pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). Also contributing to the decrease was a decrease in revenues due to less favorable weather in the third quarter 2013 as compared to the corresponding period in 2012, partially offset by an increase related to retail revenue rate effects at Georgia Power. In addition, depreciation increased related to new generating plants in service and operations and maintenance expenses increased.
Southern Company's year-to-date 2013 net income after dividends on preferred and preference stock of subsidiaries was $1.2 billion ($1.41 per share) compared to $2.0 billion ($2.26 per share) for year-to-date 2012. The decrease was primarily related to $1.1 billion in pre-tax charges ($704 million after-tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of DOE Grants and the Cost Cap Exceptions.
See FUTURE EARNINGS POTENTIAL – "Construction Program" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Retail Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(60)	(1.4)	$169	1.5
In the third quarter 2013, retail revenues were $4.3 billion compared to $4.4 billion for the corresponding period in 2012. For year-to-date 2013, retail revenues were $11.2 billion compared to $11.1 billion for the corresponding period in 2012.
Details of the changes in retail revenues were as follows:

	Third Quarter 2013		Year-to-Date 2013
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$4,379		$11,068
Estimated change in –
Rates and pricing	34	0.8	139	1.2
Sales growth (decline)	9	0.2	(16)	(0.1)
Weather	(94)	(2.2)	(84)	(0.8)
Fuel and other cost recovery	(9)	(0.2)	130	1.2
Retail – current year	$4,319	(1.4)%	$11,237	1.5%
Revenues associated with changes in rates and pricing increased in the third quarter 2013 when compared to the corresponding period in 2012 primarily due to base tariff increases at Georgia Power effective January 1, 2013, as approved by the Georgia PSC, related to placing a new generating unit at Plant McDonough-Atkinson in service and the financing costs related to the construction of Plant Vogtle Units 3 and 4, partially offset by lower contributions from market-driven rates from commercial and industrial customers.
Revenues associated with changes in rates and pricing increased for year-to-date 2013 when compared to the corresponding period in 2012 primarily due to base tariff increases at Georgia Power effective April 2012 and January 1, 2013, as approved by the Georgia PSC, related to placing new generating units at Plant McDonough-Atkinson in service and the financing costs related to the construction of Plant Vogtle Units 3 and 4, as well as higher contributions from market-driven rates from commercial and industrial customers.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues attributable to changes in sales increased in the third quarter 2013 when compared to the corresponding period in 2012. The increase was due to a 2.6% increase in industrial KWH sales and a 1.1% increase in weather-adjusted commercial KWH sales, partially offset by a 0.3% decrease in weather-adjusted residential KWH sales. The increase in industrial KWH sales for the third quarter 2013 was primarily due to increases in the paper, primary metals, and stone, clay, and glass sectors, partially offset by decreases in the pipeline and military sectors. The increase in weather-adjusted commercial KWH sales for the third quarter 2013 was primarily due to increased customer usage and customer growth. The decrease in weather-adjusted residential KWH sales for the third quarter 2013 was primarily due to decreased customer usage, partially offset by customer growth.
Revenues attributable to changes in sales decreased for year-to-date 2013 when compared to the corresponding period in 2012. The decrease was due to a 0.5% decrease in weather-adjusted residential KWH sales, partially offset by a 0.4% increase in industrial KWH sales. Weather-adjusted commercial KWH sales were flat. The decrease in weather-adjusted residential KWH sales for year-to-date 2013 was primarily due to decreased customer usage, partially offset by customer growth. The increase in industrial KWH sales for year-to-date 2013 was primarily due to increases in the primary metals, paper, and stone, clay, and glass sectors, partially offset by decreases in the chemicals and military sectors.
In the first quarter 2012, Georgia Power began using new actual advanced meter data to compute unbilled revenues. The year-to-date weather-adjusted KWH sales variances shown above reflect an adjustment to the estimated allocation of Georgia Power's unbilled January 2012 KWH sales among customer classes that is consistent with the actual allocation in 2013. Without this adjustment, year-to-date 2013 weather-adjusted residential KWH sales decreased 0.8% as compared to the corresponding period in 2012 while weather-adjusted commercial KWH sales increased 0.3% as compared to the corresponding period in 2012.
Fuel and other cost recovery revenues decreased $9 million in the third quarter 2013 when compared to the corresponding period in 2012 primarily due to an increase in hydro generation resulting from greater rainfall. Fuel and other cost recovery revenues increased $130 million for year-to-date 2013 when compared to the corresponding period in 2012 primarily due to higher fuel costs, partially offset by an increase in hydro generation resulting from greater rainfall. Electric rates for the traditional operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. The traditional operating companies may also have one or more regulatory mechanisms to recover other costs such as environmental, storm damage, new plants, and PPAs.
Wholesale Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$23	4.6	$145	11.5
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
In the third quarter 2013, wholesale revenues were $520 million compared to $497 million for the corresponding period in 2012, reflecting a $14 million increase in capacity revenues and a $9 million increase in energy revenues. The increase in capacity revenues was primarily due to an increase in capacity amounts under existing PPAs. The increase in energy revenues was primarily related to an increase in the average cost of natural gas, partially offset

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by a decrease in volume related to less favorable weather in the third quarter 2013 as compared to the corresponding period in 2012.
For year-to-date 2013, wholesale revenues were $1.4 billion compared to $1.3 billion for the corresponding period in 2012, reflecting an $86 million increase in energy revenues and a $59 million increase in capacity revenues. The increase in capacity revenues was primarily due to the commencement of a new PPA at Southern Power's Plant Nacogdoches, which was placed in service in June 2012 and an increase in capacity amounts under existing PPAs. The increase in energy revenues was primarily related to an increase in the average cost of natural gas, partially offset by a decrease in volume related to less favorable weather in the third quarter 2013 as compared to the corresponding period in 2012.
Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$27	1.7	$309	7.9
Purchased power	(19)	(11.6)	(88)	(19.3)
Total fuel and purchased power expenses	$8		$221
In the third quarter 2013, total fuel and purchased power expenses were $1.73 billion compared to $1.72 billion for the corresponding period in 2012. The increase was primarily the result of an $86 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices, partially offset by a $63 million decrease in the volume of KWHs purchased and a $15 million decrease in the volume of KWHs generated as a result of less favorable weather compared to the corresponding period in 2012 reducing total demand.
For year-to-date 2013, total fuel and purchased power expenses were $4.6 billion compared to $4.4 billion for the corresponding period in 2012. The increase was primarily the result of a $364 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices and a $46 million increase in the volume of KWHs generated, partially offset by a $189 million decrease in the volume of KWHs purchased as a result of less favorable weather compared to the corresponding period in 2012 reducing total demand.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2013	Third Quarter 2012	Year-to-Date 2013	Year-to-Date 2012
Total generation (billions of KWHs)	50	50	136	133
Total purchased power (billions of KWHs)	3	5	10	14
Sources of generation (percent) —
Coal	44	43	40	40
Nuclear	16	16	17	17
Gas	37	40	39	41
Hydro	3	1	4	2
Cost of fuel, generated (cents per net KWH) —
Coal	4.06	4.01	4.08	4.09
Nuclear	0.87	0.86	0.87	0.83
Gas	3.27	2.94	3.30	2.76
Average cost of fuel, generated (cents per net KWH)	3.24	3.09	3.21	2.97
Average cost of purchased power (cents per net KWH)(a)	5.66	4.98	5.22	4.32

(a) Average cost of purchased power includes fuel purchased by the electric utilities for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2013, fuel expense was $1.58 billion compared to $1.55 billion for the corresponding period in 2012. The increase was primarily due to an 11.2% increase in the average cost of natural gas per KWH generated, partially offset by a 4.6% decrease in KWHs generated by natural gas and a 292.5% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
For year-to-date 2013, fuel expense was $4.2 billion compared to $3.9 billion for the corresponding period in 2012. The increase was primarily due to a 19.6% increase in the average cost of natural gas per KWH generated, partially offset by a 138.9% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power
In the third quarter 2013, purchased power expense was $145 million compared to $164 million for the corresponding period in 2012. The decrease was primarily due to a 27.3% decrease in the volume of KWHs purchased as the marginal cost of generation available was lower than the market cost of available energy, partially offset by a 13.7% increase in the average cost per KWH purchased.
For year-to-date 2013, purchased power expense was $367 million compared to $455 million for the corresponding period in 2012. The decrease was primarily due to a 31.5% decrease in the volume of KWHs purchased as the marginal cost of generation available was lower than the market cost of available energy, partially offset by a 20.8% increase in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$22	2.4	$32	1.1
In the third quarter 2013, other operations and maintenance expenses were $928 million compared to $906 million for the corresponding period in 2012. The increase was primarily due to a $12 million increase in pension costs, a $12 million increase in transmission and distribution costs, and a $5 million increase in customer service expenses, partially offset by a $9 million decrease in other production expenses primarily related to outage and maintenance costs and commodity and labor costs.
For year-to-date 2013, other operations and maintenance expenses were $2.85 billion compared to $2.82 billion for the corresponding period in 2012. The increase was primarily the result of a $37 million increase in pension costs, a $9 million increase in amortization of Alabama Power's nuclear outage expenses, and a $9 million increase in transmission and distribution costs. These increases were partially offset by a $16 million decrease in other production expenses primarily related to outage and maintenance costs and commodity and labor costs. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Nuclear Outage Accounting Order" of Southern Company in Item 7 of the Form 10-K for additional information on the amortization of Alabama Power's nuclear outage expenses.
See Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
MC Asset Recovery Insurance Settlement

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$19	N/M
N/M – Not meaningful
In the second quarter 2012, Southern Company received an insurance recovery related to a litigation settlement with MC Asset Recovery, LLC, which resulted in income of $19 million. See Note 3 to the financial statements of Southern Company under "Insurance Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$31	6.9	$87	6.5
In the third quarter 2013, depreciation and amortization was $480 million compared to $449 million for the corresponding period in 2012. The increase was primarily due to additional plant in service related to the completion of Georgia Power's Plant McDonough-Atkinson Unit 6 in October 2012 and Southern Power's Plants Apex and Cleveland in July 2012 and December 2012, respectively, certain unit retirement decisions (with respect to the portion of such units dedicated to wholesale service) at Georgia Power, and additional transmission and distribution projects.
For year-to-date 2013, depreciation and amortization was $1.4 billion compared to $1.3 billion for the corresponding period in 2012. The increase was primarily due to additional plant in service related to the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6 in April 2012 and October 2012, respectively, and Southern Power's Plant Nacogdoches in June 2012, Plant Apex in July 2012, and Plant Cleveland in December 2012, certain unit retirement decisions (with respect to the portion of such units dedicated to wholesale service) at Georgia Power, and additional transmission and distribution projects. These increases were partially offset by a net reduction in amortization primarily related to amortization of a regulatory liability for state income

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tax credits at Georgia Power and by the deferral of certain expenses under an accounting order at Alabama Power. See Note 1 to the financial statements of Southern Company under "Regulatory Assets and Liabilities" in Item 8 of the Form 10-K for additional information on the state income tax credits regulatory liability.
Taxes Other Than Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$6	2.5	$20	2.9
In the third quarter 2013, taxes other than income taxes were $243 million compared to $237 million for the corresponding period in 2012. The increase was the result of an increase in property taxes.
For year-to-date 2013, taxes other than income taxes were $710 million compared to $690 million for the corresponding period in 2012. The increase was primarily the result of increases in property taxes and municipal franchise fees.
Estimated Loss on Kemper IGCC

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$150	N/M	$1,140	N/M
N/M – Not meaningful
In the third quarter 2013 and year-to-date 2013, estimated probable losses on the Kemper IGCC of $150 million and $1.1 billion, respectively, were recorded at Southern Company to reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and the Cost Cap Exceptions. See FUTURE EARNINGS POTENTIAL – "Construction Program" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$14	35.9	$37	36.3
In the third quarter 2013, AFUDC equity was $53 million compared to $39 million for the corresponding period in 2012. For year-to-date 2013, AFUDC equity was $139 million compared to $102 million for the corresponding period in 2012. The increases were primarily due to an increase in CWIP related to Mississippi Power's Kemper IGCC, partially offset by the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6 in April 2012 and October 2012, respectively. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Leveraged Lease Income (Loss)

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(27)	N/M
N/M – Not meaningful
For year-to-date 2013, leveraged lease income (loss) was $(11) million compared to $16 million for the corresponding period in 2012. The decrease was primarily due to the restructuring of a leveraged lease investment. See Note (J) to the Condensed Financial Statements herein for additional information.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(16)	(7.3)	$(21)	(3.2)
In the third quarter 2013, interest expense, net of amounts capitalized was $202 million compared to $218 million for the corresponding period in 2012. For year-to-date 2013, interest expense, net of amounts capitalized was $628 million compared to $649 million for the corresponding period in 2012. These decreases were primarily due to lower interest rates, the timing of issuances and redemptions of long term-debt, an increase in capitalized interest primarily resulting from AFUDC debt associated with Mississippi Power's Kemper IGCC, and an increase in capitalized interest associated with the construction of Southern Power's Plants Campo Verde and Spectrum. For year-to-date 2013, these decreases were partially offset by a decrease in capitalized interest resulting from the completion of Southern Power's Plants Nacogdoches and Cleveland, a reduction in AFUDC debt due to the completion of Georgia Power's Plant McDonough-Atkinson Units 5 and 6, and the conclusion of certain state and federal tax audits in 2012.
Other Income (Expense), Net

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	N/M	$(16)	N/M
N/M – Not meaningful
In the third quarter 2013, other income (expense), net was $(10) million compared to $(4) million for the corresponding period in 2012. The change was primarily related to charitable contributions, partially offset by gains on sales of non-utility property at Alabama Power.
For year-to-date 2013, other income (expense), net was $(20) million compared to $(4) million for the corresponding period in 2012. The change was primarily related to the conclusion of certain federal income tax audits in 2012 and charitable contributions, partially offset by gains on sales of non-utility property at Alabama Power.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(101)	(17.8)	$(441)	(40.2)
In the third quarter 2013, income taxes were $468 million compared to $569 million for the corresponding period in 2012. The decrease was primarily due to lower pre-tax earnings, an increase in tax benefits recognized from investment tax credits (ITCs) at Southern Power, and a net increase in non-taxable AFUDC equity.
For year-to-date 2013, income taxes were $657 million compared to $1.1 billion for the corresponding period in 2012. The decrease was primarily due to lower pre-tax earnings, a net increase in tax benefits recognized from ITCs, primarily at Southern Power, and a net increase in non-taxable AFUDC equity, partially offset by a decrease in state income tax credits, primarily at Georgia Power.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary business of selling electricity. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

successful completion of ongoing construction projects, including construction of generating facilities. Another major factor is the profitability of the competitive wholesale supply business. Future earnings for the electricity business in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale supply business also depends on numerous factors including creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for the traditional operating companies and Southern Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
New Source Review Actions
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – New Source Review Actions" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Environmental Matters – New Source Review Actions" in Item 8 of the Form 10-K for additional information. On September 19, 2013, a three-judge panel of the U.S. Court of Appeals for the Eleventh Circuit affirmed in part and reversed in part the 2011 judgment of the U.S. District Court for the Northern District of Alabama in favor of Alabama Power, which was based on the exclusion of the testimony of certain of the EPA's experts, and remanded the case back to the U.S. District Court for the Northern District of Alabama for further proceedings. On October 31, 2013, Alabama Power filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for rehearing. In February 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the 2011 judgment and recusal of the judge in the case involving Alabama Power (including claims related to the unit co-owned by Mississippi Power), which remains pending. The ultimate outcome of these matters cannot be determined at this time.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hurricane Katrina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" in Item 8 of the Form 10-K for additional information. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's dismissal of the case. The case is now concluded.
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
On March 6, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the EPA's 2008 approval of the State of Alabama's opacity requirements and vacated the EPA's 2011 attempt to rescind its approval, thereby resolving Alabama Power's appeal in Alabama Power's favor.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of the management and disposal of coal combustion byproducts. On September 30, 2013, the U.S. District Court for the District of Columbia issued an order granting partial summary judgment to the environmental groups and other parties, ruling that the EPA has a statutory obligation to review and revise, as necessary, the federal solid waste regulations applicable to coal combustion byproducts and, on October 29, 2013, directed the EPA to provide a proposed schedule to complete the rulemaking. The impact of this order depends on further judicial and regulatory action and, therefore, the ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
Although the outcome of the proposed regulations and guidelines cannot be determined at this time, additional restrictions on the Southern Company system's greenhouse gas emissions at the federal or state level could result in significant additional compliance costs, including capital expenditures. These costs could affect future unit retirement and replacement decisions. Also, additional compliance costs and costs related to unit retirements could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow. The

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

traditional operating companies continuously monitor their under or over recovered fuel cost balances. The total over recovered fuel balance at Alabama Power, Georgia Power, and Mississippi Power included on Southern Company's Condensed Balance Sheets herein was approximately $178 million at September 30, 2013 compared to the total over recovered fuel balance at Georgia Power, Gulf Power, and Mississippi Power at December 31, 2012 of approximately $303 million. At September 30, 2013, Gulf Power had under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $10 million. At December 31, 2012, Alabama Power had under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $4 million.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Energy Cost Recovery" and "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Alabama Power
Rate RSE
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Rate RSE" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information regarding Alabama Power's Rate Stabilization and Equalization (Rate RSE). In May, June, and July 2013, the Alabama PSC held public proceedings regarding the operation and utilization of Rate RSE. On August 13, 2013, the Alabama PSC voted to issue a report on Rate RSE that found that Alabama Power's Rate RSE mechanism continues to be just and reasonable to customers and Alabama Power, but recommended Alabama Power modify Rate RSE as follows:

•	Eliminate the provision of Rate RSE establishing an allowed range of ROE, which is currently 13.0% to 14.5%, with an adjusting point of 13.75%.

•	Eliminate the provision of Rate RSE limiting Alabama Power's capital structure to an allowed equity ratio of 45%.

•
Replace these two provisions with a provision that establishes rates based upon an allowed weighted cost of equity (WCE) range of 5.75% to 6.21%, with an adjusting point of 5.98%. If calculated under the current Rate RSE provisions, the resulting WCE would range from 5.85% to 6.53%, with an adjusting point of 6.19%.

•
Provide eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCE adjusting point if Alabama Power (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey.

Substantially all other provisions of Rate RSE would remain unchanged.
On August 21, 2013, Alabama Power filed its consent to these recommendations with the Alabama PSC. The changes are effective for calendar year 2014.
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
On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting a revision to Rate CNP Environmental that allows recovery of costs related to pre-2005 environmental assets currently being recovered through Rate RSE. The revenue impact as a result of this revision is estimated to be $50 million in 2014; however, this petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE and Rate CNP Environmental factors unchanged in 2014. Any unrecovered amounts associated with

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 environmental compliance costs will be reflected in the 2015 Rate CNP Environmental filing. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Rate RSE" in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Natural Disaster Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Natural Disaster Reserve" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Natural Disaster Reserve" in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At September 30, 2013, the NDR had an accumulated balance of $95 million as compared to $103 million at December 31, 2012, which is included on Southern Company's Condensed Balance Sheet herein under other regulatory liabilities, deferred. The decrease in the NDR is a result of storm activity. The related accruals are reflected as operations and maintenance expenses on Southern Company's Condensed Statement of Income herein.
Non-Nuclear Outage Accounting Order
On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting authorization to defer to a regulatory asset account certain operations and maintenance expenses associated with planned outages at non-nuclear generation facilities in 2014 and to amortize those expenses over a three-year period beginning in 2015. The 2014 outage expenditures to be deferred and amortized are estimated to total approximately $70 million. This petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE factors unchanged in 2014. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Rate RSE" in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Georgia Power
Rate Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Rate Plans" of Southern Company in Item 7 of the Form 10-K and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Rate Plans" in Item 8 of the Form 10-K for information regarding Georgia Power's current retail rate plan.
In accordance with the 2010 ARP, Georgia Power filed a base rate case with the Georgia PSC on June 28, 2013 (2013 Rate Case). The filing includes a requested rate increase totaling $482 million, or 6.1% of retail revenues, to be effective January 1, 2014 based on a proposed retail ROE of 11.50%. The requested increase will be recovered through Georgia Power's existing base rate tariffs as follows: $334 million through the traditional base rate tariffs, $132 million through the Environmental Compliance Cost Recovery (ECCR) tariff, $5 million through the Demand Side Management tariffs, and $11 million through the Municipal Franchise Fee tariff. The filing reflects revenue requirements that have been levelized over the three-year period ending December 31, 2016 to provide stable rates to customers during a period of rising costs. The request was made to allow Georgia Power to recover the costs of recent and future investments in infrastructure including environmental controls, transmission and distribution, generation, and smart grid technologies in order to maintain high levels of reliability and superior customer service.
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
Hearings on Georgia Power’s testimony were held in October 2013. In testimony filed on October 18, 2013 and October 22, 2013, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period and a 10.0% ROE that would result in excess revenues of $165 million. However, the Georgia PSC Staff also proposed no change to Georgia Power’s current retail base rates through 2014. The excess earnings in 2014 would be used to reduce rate increases in 2015 and 2016. The Georgia PSC Staff further proposed reducing the allowed ROE range to 50 basis points above and below the authorized ROE with one-third of any earnings above the range used to reduce future ECCR tariff increases and the remaining two-thirds applied to rate reductions. Georgia Power disagrees with the Georgia PSC Staff's positions. Hearings on the Georgia PSC Staff and intervenor testimony and Georgia Power's rebuttal hearings will be held in November 2013.
The Georgia PSC is scheduled to issue a final order in this matter in December 2013. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality," " – Water Quality," and " – Coal Combustion Byproducts" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Rate Plans" and " – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information regarding proposed and final EPA rules and regulations, including the MATS rule for coal- and oil-fired electric utility steam generating units, proposed cooling water intake structure rules, revisions to effluent guidelines for steam electric power plants, and additional regulation of coal combustion byproducts; the State of Georgia's Multi-Pollutant Rule; Georgia Power's analysis of the potential costs and benefits of installing the required controls on its fossil generating units in light of these regulations; the 2010 ARP; the 2011 IRP; and the 2013 IRP.
On April 17, 2013, the Georgia PSC approved the decertification of Plant Bowen Unit 6 (32 MWs), which was retired on April 25, 2013. On September 30, 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP in order to comply with the State of Georgia's Multi-Pollutant Rule.
On July 11, 2013, the Georgia PSC approved Georgia Power's request to decertify and retire Plant Boulevard Units 2 and 3 (28 MWs) effective July 17, 2013. Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the MATS rule. The decertification date of Plant Branch Unit 1 was extended from December 31, 2013 as specified in the final order in the 2011 IRP to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) was also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division on September 10, 2013 to allow for necessary transmission system reliability improvements.
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
On April 22, 2013, Georgia Power executed two PPAs to purchase energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will commence in 2016 and end in 2035, and subsequently has requested Georgia PSC approval. During 2013, Georgia Power has executed four PPAs to purchase a total of 169 MWs of biomass capacity and energy from four facilities in Georgia that will commence in 2015 and end in 2035. On May 21, 2013, the Georgia PSC approved two of the biomass PPAs. The two wind PPAs and the two Georgia PSC-approved biomass PPAs result in contractual obligations of approximately $13 million in 2015, $47 million in 2016, $49 million in 2017, and $1.29 billion thereafter. If approved by the Georgia PSC, the additional biomass PPAs will result in contractual obligations of approximately $1 million in 2015, $11 million in 2016, $12 million in 2017, and $249 million thereafter. The four biomass PPAs are contingent upon the counterparty meeting specified contract dates for posting collateral and commercial operation.
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
Consequently, Southern Company's positive cash flow benefit is estimated to be between $490 million and $540 million in 2013.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The two largest construction projects currently underway in the Southern Company system are Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in two units, each with approximately 1,100 MWs) and the Kemper IGCC (in which Mississippi Power is ultimately expected to hold an 85% ownership interest in the 582-MW facility). See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for the cost estimate of the Southern Company system's construction program, which includes the current construction cost estimate to complete the Kemper IGCC. Also see Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for additional information.
Investments in Leveraged Leases
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Investments in Leveraged Leases" of Southern Company in Item 7 and Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information.
On March 1, 2013, Southern Company completed the restructuring of the nonrecourse debt and the related rental payments associated with its leveraged lease investment in a 440-MW generation facility located in Choctaw County, Mississippi. In connection with the restructuring, Southern Company has committed, as owner/lessor, to invest approximately $60 million in capital through 2015 to improve the operational performance of the facility and upgrade environmental controls. As part of the restructuring, the interest rate on the nonrecourse debt was significantly reduced, resulting in lower debt payments for Southern Company and lower rental payments for the lessee over the remaining 19-year term of the nonrecourse debt and the lease. As a consequence of the restructuring, Southern Company recalculated its net investment in the lease to reflect changes in the future cash flows to Southern Company as owner/lessor. As a result of the recalculation, Southern Company recorded an after-tax charge to income during the first quarter 2013 of approximately $16 million. This noncash charge reflects a reallocation of previously recognized lease income that will be reflected in income over the remaining term of the lease.
Nuclear Decommissioning
See Note 1 to the financial statements of Southern Company under "Nuclear Decommissioning" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Nuclear Decommissioning" and "Asset Retirement Obligations" herein for additional information. In September 2013, Alabama Power received a 2013 decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in the asset retirement obligation liability of approximately $102 million.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company in Item 7 of the Form 10-K for additional information regarding the NRC's performance of additional operational and safety reviews of nuclear facilities in the U.S. following the major earthquake and tsunami that struck Japan in 2011. On March 19, 2013 and June 6, 2013, the NRC issued orders relating to hardened vents for certain classes of containment structures, including the ones in use at Plant Hatch. Southern Company is continuing to analyze the impact of these orders. The ultimate outcome of this matter cannot be determined at this time; however, management does not currently anticipate that the compliance costs associated with these orders would have a material impact on Southern Company's financial statements.
On April 4, 2013, an explosion occurred at Plant Bowen Unit 2 that resulted in substantial damage to the Plant Bowen Unit 2 generator, Plant Bowen's Units 1 and 2 control room and surrounding areas, as well as Plant Bowen's switchyard. Plant Bowen Unit 1 (approximately 700 MWs) was returned to service on August 4, 2013. Plant Bowen Unit 2 (approximately 700 MWs) remains offline pending completion of the repairs. Georgia Power expects that any material repair costs related to the damage will be covered by property insurance. The ultimate outcome of this matter cannot be determined at this time.
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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
Mississippi Power has extended the scheduled in-service date for the Kemper IGCC to the fourth quarter 2014 and revised its cost estimate to complete construction to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and the Cost Cap Exceptions. Mississippi Power does not intend to seek any joint owner contributions or rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, excluding the Cost Cap Exceptions and net of the DOE Grants. As a result of the revisions to the cost estimate, Southern Company recorded pretax charges of $540 million, $450 million, and $150 million in the first, second, and third quarters of 2013, respectively. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap will be reflected in Southern Company's statements of income and these changes could be material. Mississippi Power could experience further construction cost increases and/or schedule extensions with respect to the Kemper IGCC as a result of factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, or contractor or supplier delay or non-performance under construction or other agreements. Furthermore, Mississippi Power could also experience further schedule extensions associated with

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

start-up activities for this "first-of-a-kind" technology, including major equipment failure, system integration, and operations, and/or unforeseen engineering problems, which would result in further cost increases.
Given the significant judgment involved in estimating the future costs to complete construction, the project completion date, the ultimate rate recovery for the Kemper IGCC, and the potential impact on Southern Company's results of operations, Southern Company considers these items to be critical accounting estimates. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Program" of Southern Company in Item 7 of the Form 10-K, Note 3 to the financial statements of Southern Company under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K, and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Although earnings for the nine months ended September 30, 2013 were negatively affected by the estimated probable losses relating to the Kemper IGCC, Southern Company's financial condition remained stable at September 30, 2013. These charges for the nine months ended September 30, 2013 have resulted in cash expenditures of $57 million with no recovery as of September 30, 2013 and are expected to result in future cash expenditures of $1.1 billion with no recovery. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $4.4 billion for the first nine months of 2013, an increase of $367 million from the corresponding period in 2012. The increase in net cash provided from operating activities was primarily due to a reduction in fossil fuel stock. Net cash used for investing activities totaled $4.1 billion for the first nine months of 2013 primarily due to property additions to utility plant. Net cash used for financing activities totaled $255 million for the first nine months of 2013. This was primarily due to redemptions of long-term debt and payments of common stock dividends, partially offset by issuances of long-term debt and common stock. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2013 include an increase of $1.8 billion in total property, plant, and equipment for construction of generation, transmission, and distribution facilities and a $1.8 billion increase in long-term debt (excluding amounts due within a year) to repay maturing debt and to fund the Southern Company subsidiaries' continuous construction programs.
The market price of Southern Company's common stock at the end of the third quarter 2013 was $41.18 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $21.30 per share, representing a market-to-book ratio of 193%, compared to $42.81, $21.09, and 203%, respectively, at the end of 2012. The dividend for the third quarter 2013 was $0.5075 per share compared to $0.49 per share in the third quarter 2012.
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

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Approximately $1.3 billion will be required through September 30, 2014 to fund maturities and announced redemptions of long-term debt. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information.
The Southern Company system's construction program is estimated to be $6.6 billion for 2013, $6.1 billion for 2014, and $5.2 billion for 2015. Included in these estimated amounts are expenditures related to construction of the Kemper IGCC of $1.6 billion in 2013 and $260 million in 2014, which is net of SMEPA's 15% proposed ownership share of the Kemper IGCC, which reflects costs of approximately $545 million in 2014. The estimated share for SMEPA reflects estimated construction costs relating to SMEPA's proposed ownership interest (including construction costs for all prior years relating to its proposed ownership interest).
Southern Company anticipates that the Southern Company system's capital expenditure requirements will continue to decline through the middle of the decade, before rising again to meet additional requirements for environmental compliance and new generation.
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
In 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future Georgia Power borrowings related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.46 billion and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to negotiation of definitive agreements, completion of due diligence by the DOE, and satisfaction of other conditions. In the event that the DOE does not issue a loan guarantee or Georgia Power determines that the final terms and conditions of the loan guarantee by the DOE are not in the best interest of its customers, Georgia Power expects to finance the construction of Plant Vogtle Units 3 and 4 through traditional capital markets. There can be no assurance that the DOE will issue loan guarantees for Georgia Power. The conditional commitment will

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expire on December 31, 2013, unless further extended by the DOE. See Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
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
At September 30, 2013, Southern Company and its subsidiaries had approximately $682 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2013 were as follows:

	Expires(a)							Executable Term Loans		Due Within One Year
Company	2013	2014	2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	1	268	35	—	1,000	1,304	1,304	53	—	53	146
Georgia Power	—	—	—	150	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	90	—	165	—	275	275	45	—	45	65
Mississippi Power	15	120	—	165	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	486	—	—	—	—
Other	—	75	25	—	—	100	100	25	—	25	50
Total	$36	$553	$60	$480	$4,100	$5,229	$5,201	$148	$40	$188	$331

(a)	No credit arrangements expire in 2017.
See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2013 was approximately $1.8 billion. In addition, at September 30, 2013, the traditional operating companies had $455 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months.
As reflected in the table above, during the first nine months of 2013, Southern Company and certain of its subsidiaries entered into, amended, or renewed certain of their credit arrangements. In February 2013, Southern Company, Alabama Power, Georgia Power, and Southern Power each amended their multi-year credit arrangements, which extended the maturity dates from 2016 to 2018. In March 2013, Gulf Power and Mississippi Power each amended certain of their credit arrangements, which extended the maturity dates from 2014 to 2016 and, in the case of Mississippi Power, also revised the definition of debt to exclude securitized debt relating to the Kemper IGCC for purposes of calculating the debt to capitalization covenant under these credit arrangements. See Note (B) to the Condensed Financial Statements under ''Integrated Coal Gasification Combined Cycle'' herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.

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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$760	0.2%	$971	0.2%	$1,431
Short-term bank debt	—	—%	5	1.2%	125
Total	$760	0.2%	$976	0.2%
(a)    Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
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
The maximum potential collateral requirements under these contracts at September 30, 2013 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	656
Below BBB- and/or Baa3	2,591
In March 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power's AFUDC rate adjusted for income taxes, which was 9.967% per annum for 2012 and 9.962% per annum at September 30, 2013, and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA's discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody's or ceases to be rated by either of these rating agencies. On July 18, 2013, Southern Company entered into an agreement with SMEPA under

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposit.
On May 24, 2013, S&P revised the ratings outlook for Southern Company and the traditional operating companies from stable to negative.
On August 6, 2013, Moody's downgraded the senior unsecured debt and preferred stock ratings of Mississippi Power to Baa1 from A3 and to Baa3 from Baa2, respectively. Moody's maintained the stable ratings outlook for Mississippi Power.
On August 6, 2013, Fitch affirmed the senior unsecured debt and preferred stock ratings of Mississippi Power and revised the ratings outlook for Mississippi Power from stable to negative.
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
Due to cost-based rate regulation and other various cost recovery mechanisms, the traditional operating companies continue to have limited exposure to market volatility in interest rates, foreign currency, commodity fuel prices, and prices of electricity. In addition, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is limited because its long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales of uncontracted generating capacity. To mitigate residual risks relative to movements in electricity prices, the traditional operating companies enter into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. The traditional operating companies continue to manage fuel-hedging programs implemented per the guidelines of their respective state PSCs. Southern Company had no material change in market risk exposure for the third quarter 2013 when compared to the December 31, 2012 reporting period.
The changes in fair value of energy-related derivative contracts, the majority of which are composed of regulatory hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(73)	$(85)
Contracts realized or settled	21	50
Current period changes(a)	(21)	(38)
Contracts outstanding at the end of the period, assets (liabilities), net	$(73)	$(73)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Natural gas swaps	$(1)	$11
Natural gas options	1	1
Total changes	$—	$12
The net hedge volumes of energy-related derivative contracts were as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	203	194	171
Commodity – Natural gas options	64	76	105
Total hedge volume	267	270	276
The weighted average swap contract cost above market prices was approximately $0.27 per mmBtu as of September 30, 2013, $0.28 per mmBtu as of June 30, 2013, and $0.39 per mmBtu as of December 31, 2012. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through the traditional operating companies' fuel cost recovery clauses.
The net fair value of energy-related derivative contracts by hedge designation was reflected in the financial statements as follows:

Asset (Liability) Derivatives	September 30, 2013	December 31, 2012
	(in millions)
Regulatory hedges	$(74)	$(86)
Cash flow hedges	—	—
Not designated	1	1
Total fair value	$(73)	$(85)
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
Total net unrealized pre-tax gains (losses) recognized in the statements of income for the three and nine months ended September 30, 2013 and 2012 were not material.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

	September 30, 2013 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(73)	(43)	(28)	(2)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(73)	$(43)	$(28)	$(2)
For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Company in Item 7 and Note 1 under "Financial Instruments" and Note 11 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
During the first nine months of 2013, Southern Company issued approximately 6.6 million shares of common stock for approximately $206 million through the employee and director stock plans, of which 0.7 million shares related to Southern Company's performance share plan. In July 2012, Southern Company announced a program to repurchase shares to partially offset the incremental shares issued under its employee and director stock plans. There were no repurchases under this program in the first nine months of 2013 and no further repurchases under the program are anticipated.
During the first seven months of 2013, all sales under the Southern Investment Plan and the employee savings plan were funded with shares acquired on the open market by the independent plan administrators. Beginning in August 2013, Southern Company began using shares held in treasury to satisfy the requirements under the Southern Investment Plan and the employee savings plan. During the third quarter 2013, Southern Company issued approximately 2.0 million shares of common stock previously held in treasury for approximately $80.9 million to satisfy the requirements under the Southern Investment Plan and the employee savings plan.
In addition, during the three months ended September 30, 2013, Southern Company issued approximately 5.4 million shares of common stock through at-the-market issuances pursuant to sales agency agreements related to Southern Company’s continuous equity offering program and received cash proceeds of approximately $222.2 million, net of $1.9 million in fees and commissions.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2013:

Company(a)	Senior Note Issuances	Senior Note Redemptions and Maturities	Revenue Bond Issuances	Revenue Bond Redemptions and Maturities	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions
			(in millions)
Southern Company	$500	$—	$—	$—	$—	$—
Georgia Power	850	1,250	89	89	—	—
Gulf Power	90	90	—	—	—	—
Mississippi Power	—	—	31	83	475	125
Southern Power	300	—	—	—	23	—
Other	—	50	—	—	—	—
Total	$1,740	$1,390	$120	$172	$498	$125
(a) Alabama Power did not issue or redeem any long-term debt during the first nine months of 2013.
In August 2013, Southern Company issued $500 million aggregate principal amount of Series 2013A 2.45% Senior Notes due September 1, 2018. The proceeds were used to pay a portion of Southern Company’s outstanding short-term indebtedness and for other general corporate purposes.
Southern Company's subsidiaries used the proceeds of the debt issuances shown in the table above for their respective redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including their respective continuous construction programs.
In March 2013, Georgia Power entered into three 60-day floating rate bank loans bearing interest based on one-month LIBOR. Each of these short-term loans was for $100 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Georgia Power's continuous construction program. These bank loans were repaid at maturity.
In June 2013, Gulf Power entered into a 90-day floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $125 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Gulf Power’s continuous construction program. This bank loan was repaid in July 2013.
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
In June 2013, Gulf Power issued 500,000 shares of Series 2013A 5.60% Preference Stock and realized proceeds of $50 million. The proceeds from the sale of the Preference Stock, together with the proceeds from the issuance of the $90 million aggregate principal amount of Gulf Power's Series 2013A 5.00% Senior Notes reflected in the table above, were used to repay at maturity $60 million aggregate principal amount of Gulf Power's Series G 4.35% Senior Notes due July 15, 2013, to repay a portion of a 90-day floating rate bank loan in an aggregate principal amount outstanding of $125 million, for a portion of the redemption in July 2013 of $30 million aggregate principal amount outstanding of Gulf Power’s Series H 5.25% Senior Notes due July 15, 2033, and for general corporate purposes, including Gulf Power’s continuous construction program.
In September 2013, Mississippi Power entered into a nitrogen supply agreement for the air separation unit of the Kemper IGCC, which resulted in a capital lease obligation at inception of $83 million with an annual interest rate of

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

4.9%.
Subsequent to September 30, 2013, Georgia Power announced the redemption in November 2013 of $100 million aggregate principal amount of its Series 2008C 8.20% Senior Notes due November 1, 2048 and reclassified the outstanding principal balance to securities due within one year at September 30, 2013.
Also subsequent to September 30, 2013, Georgia Power announced the redemptions in November 2013 of $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Third Series 1994 and $49.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1997, which were issued for the benefit of Georgia Power.
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
Mississippi Power reported in Item 4(a) of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 that management determined that Mississippi Power's failure to maintain sufficient evidence supporting certain estimated amounts included in the Kemper IGCC cost estimate and to fully communicate the related effects in the development of the Kemper IGCC cost estimate constituted a material weakness in internal control over financial reporting under the standards adopted by the Public Company Accounting Oversight Board. Mississippi Power's management completed the following actions in the second and third quarters of 2013 to remediate the material weakness in internal control over financial reporting:

•
established a new governance team focused on accounting, legal, and regulatory affairs that meets regularly with the Kemper IGCC project and construction teams and provides further oversight around disclosures of the Kemper IGCC cost estimating process and schedule;

•	re-emphasized and enhanced communication across functional areas and departments; and

•	applied appropriate performance management actions.
Mississippi Power's management has continued to refine and enhance the Kemper IGCC project cost and schedule estimation methodologies and related documentation throughout the second and third quarters of 2013. Mississippi Power’s management’s assessment as to the effectiveness of these refinements and enhancements is expected to be complete at the end of the fourth quarter 2013.
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
Southern Company, Alabama Power, Georgia Power, Gulf Power, and Southern Power
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, or Southern Power's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2013 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, or Southern Power's internal control over financial reporting.
Mississippi Power
Other than implementation of the remedial actions described above under Item 4(a), there have been no changes in Mississippi Power's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2013 that have materially affected or are reasonably likely to materially affect Mississippi Power's internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,438	$1,476	$3,800	$3,822
Wholesale revenues, non-affiliates	66	79	186	210
Wholesale revenues, affiliates	47	31	163	51
Other revenues	53	51	155	147
Total operating revenues	1,604	1,637	4,304	4,230
Operating Expenses:
Fuel	467	469	1,240	1,118
Purchased power, non-affiliates	36	31	84	63
Purchased power, affiliates	30	41	102	147
Other operations and maintenance	316	307	965	944
Depreciation and amortization	170	161	487	478
Taxes other than income taxes	85	84	262	255
Total operating expenses	1,104	1,093	3,140	3,005
Operating Income	500	544	1,164	1,225
Other Income and (Expense):
Allowance for equity funds used during construction	7	4	23	13
Interest expense, net of amounts capitalized	(65)	(71)	(196)	(217)
Other income (expense), net	—	(3)	1	(6)
Total other income and (expense)	(58)	(70)	(172)	(210)
Earnings Before Income Taxes	442	474	992	1,015
Income taxes	174	184	390	394
Net Income	268	290	602	621
Dividends on Preferred and Preference Stock	10	10	30	30
Net Income After Dividends on Preferred and Preference Stock	$258	$280	$572	$591

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net Income	$268	$290	$602	$621
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $(2), $- and $(6), respectively	—	(2)	—	(9)
Reclassification adjustment for amounts included in net income, net of tax of $1, $-, $1, and $-, respectively	—	—	1	—
Total other comprehensive income (loss)	—	(2)	1	(9)
Comprehensive Income	$268	$288	$603	$612
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating Activities:
Net income	$602	$621
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	616	574
Deferred income taxes	200	132
Allowance for equity funds used during construction	(23)	(13)
Pension, postretirement, and other employee benefits	17	10
Stock based compensation expense	8	7
Other, net	(24)	(3)
Changes in certain current assets and liabilities —
-Receivables	(98)	(83)
-Fossil fuel stock	173	(93)
-Materials and supplies	16	(5)
-Other current assets	(18)	(1)
-Accounts payable	(109)	(167)
-Accrued taxes	105	146
-Accrued compensation	(36)	(27)
-Retail fuel cost over recovery	42	2
-Other current liabilities	(2)	(15)
Net cash provided from operating activities	1,469	1,085
Investing Activities:
Property additions	(779)	(616)
Nuclear decommissioning trust fund purchases	(162)	(128)
Nuclear decommissioning trust fund sales	162	128
Cost of removal, net of salvage	(29)	(17)
Change in construction payables	12	(2)
Other investing activities	35	(11)
Net cash used for investing activities	(761)	(646)
Financing Activities:
Proceeds —
Capital contributions from parent company	18	22
Senior notes issuances	—	250
Redemptions —
Pollution control revenue bonds	—	(1)
Senior notes	—	(250)
Payment of preferred and preference stock dividends	(30)	(30)
Payment of common stock dividends	(397)	(404)
Other financing activities	—	(4)
Net cash used for financing activities	(409)	(417)
Net Change in Cash and Cash Equivalents	299	22
Cash and Cash Equivalents at Beginning of Period	137	344
Cash and Cash Equivalents at End of Period	$436	$366
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $8 and $5 capitalized for 2013 and 2012, respectively)	$182	$203
Income taxes, net	154	172
Noncash transactions—accrued property additions at end of period	43	16
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in millions)
Current Assets:
Cash and cash equivalents	$436	$137
Receivables —
Customer accounts receivable	417	321
Unbilled revenues	133	138
Under recovered regulatory clause revenues	4	23
Other accounts and notes receivable	62	42
Affiliated companies	45	55
Accumulated provision for uncollectible accounts	(9)	(8)
Fossil fuel stock, at average cost	302	475
Materials and supplies, at average cost	370	395
Vacation pay	60	61
Prepaid expenses	74	81
Other regulatory assets, current	14	24
Other current assets	3	13
Total current assets	1,911	1,757
Property, Plant, and Equipment:
In service	21,916	21,407
Less accumulated provision for depreciation	8,016	7,761
Plant in service, net of depreciation	13,900	13,646
Nuclear fuel, at amortized cost	357	354
Construction work in progress	638	438
Total property, plant, and equipment	14,895	14,438
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	54	53
Nuclear decommissioning trusts, at fair value	673	605
Miscellaneous property and investments	78	78
Total other property and investments	805	736
Deferred Charges and Other Assets:
Deferred charges related to income taxes	521	525
Deferred under recovered regulatory clause revenues	30	11
Other regulatory assets, deferred	1,056	1,083
Other deferred charges and assets	134	162
Total deferred charges and other assets	1,741	1,781
Total Assets	$19,352	$18,712
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2013	At December 31, 2012
	(in millions)
Current Liabilities:
Securities due within one year	$250	$250
Accounts payable —
Affiliated	192	191
Other	225	318
Customer deposits	85	85
Accrued taxes —
Accrued income taxes	68	5
Other accrued taxes	108	33
Accrued interest	63	62
Accrued vacation pay	50	50
Accrued compensation	61	94
Other regulatory liabilities, current	45	3
Other current liabilities	42	52
Total current liabilities	1,189	1,143
Long-term Debt	5,934	5,929
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,596	3,404
Deferred credits related to income taxes	76	79
Accumulated deferred investment tax credits	135	141
Employee benefit obligations	323	321
Asset retirement obligations	720	589
Other cost of removal obligations	822	759
Other regulatory liabilities, deferred	211	183
Other deferred credits and liabilities	59	81
Total deferred credits and other liabilities	5,942	5,557
Total Liabilities	13,065	12,629
Redeemable Preferred Stock	342	342
Preference Stock	343	343
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,255	2,227
Retained earnings	2,151	1,976
Accumulated other comprehensive loss	(26)	(27)
Total common stockholder's equity	5,602	5,398
Total Liabilities and Stockholder's Equity	$19,352	$18,712
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(22)	(7.9)	$(19)	(3.2)
Alabama Power's net income after dividends on preferred and preference stock for the third quarter 2013 was $258 million compared to $280 million for the corresponding period in 2012. The decrease in net income was related to less favorable weather in the third quarter 2013 as compared to the corresponding period in 2012, a decrease in revenues related to net investment under Rate Certificated New Plant Environmental (Rate CNP Environmental), and increases in other operations and maintenance expenses, partially offset by a decrease in interest expense. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" herein for additional information.
Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2013 was $572 million compared to $591 million for the corresponding period in 2012. The decrease in net income was related to a decrease in revenues related to net investment under Rate CNP Environmental and increases in other operations and maintenance expenses, partially offset by a decrease in interest expense.
Retail Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(38)	(2.6)	$(22)	(0.6)
In the third quarter 2013, retail revenues were $1.44 billion compared to $1.48 billion for the corresponding period in 2012. For year-to-date 2013, retail revenues were $3.80 billion compared to $3.82 billion for the corresponding period in 2012.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2013		Year-to-Date 2013
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,476		$3,822
Estimated change in –
Rates and pricing	(1)	—	(12)	(0.3)
Sales growth	—	—	1	—
Weather	(16)	(1.1)	(4)	(0.1)
Fuel and other cost recovery	(21)	(1.5)	(7)	(0.2)
Retail – current year	$1,438	(2.6)%	$3,800	(0.6)%
Revenues associated with changes in rates and pricing decreased in the third quarter and year-to-date 2013 when compared to the corresponding periods in 2012. For the third quarter 2013, the decrease was not material. For year-to-date 2013, the decrease was primarily due to decreased revenues associated with Rate CNP Environmental as a result of a decrease in the net investment associated with projects related to environmental mandates.
Revenues attributable to changes in sales were not material in the third quarter 2013 and year-to-date 2013 when compared to the corresponding periods in 2012. Industrial KWH energy sales increased 2.7% in the third quarter 2013 and 2.2% for year-to-date 2013 as a result of an increase in demand resulting from changes in production levels primarily in the primary metals, forest products, stone, clay, and glass, and chemicals sectors, partially offset by decreases in pipelines and military sectors. Weather-adjusted residential KWH energy sales decreased 0.4% in the third quarter 2013 and 0.9% for year-to-date 2013 as a result of decreased customer usage. Weather-adjusted commercial KWH energy sales increased 0.9% in the third quarter 2013 and 0.3% for year-to-date 2013 as a result of increased customer usage.
Revenues resulting from changes in weather decreased in the third quarter 2013 and year-to-date 2013 due to less favorable weather experienced in Alabama Power's service territory compared to the corresponding periods in 2012. For the third quarter 2013, the resulting decreases were 2.1% and 0.7% for residential and commercial sales revenue, respectively. For year-to-date 2013, residential sales revenue slightly increased 0.5% and commercial sales revenue decreased 1.0%.
Fuel and other cost recovery revenues decreased in the third quarter 2013 and year-to-date 2013 when compared to the corresponding periods in 2012 primarily due to an increase in hydro generation resulting from greater rainfall and an increase in affiliated sales. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(16.5)	$(24)	(11.4)
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of available wholesale energy compared to the cost of Alabama Power's and the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income.
In the third quarter 2013, wholesale revenues from sales to non-affiliates were $66 million compared to $79 million

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the corresponding period in 2012. The decrease was primarily due to a 15.2% decrease in KWH sales and a 1.7% decrease in the price of energy. For year-to-date 2013, wholesale revenues from sales to non-affiliates were $186 million compared to $210 million for the corresponding period in 2012. The decrease was primarily due to a 10.8% decrease in KWH sales.
Wholesale Revenues – Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$16	51.6	$112	219.6
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
In the third quarter 2013, wholesale revenues from sales to affiliates were $47 million compared to $31 million for the corresponding period in 2012. The increase was primarily due to an 82.2% increase in KWH sales, partially offset by a 15.2% decrease in the price of energy.
For year-to-date 2013, wholesale revenues from sales to affiliates were $163 million compared to $51 million for the corresponding period in 2012. The increase was due to a 230.3% increase in KWH sales, partially offset by a 2.7% decrease in the price of energy.
Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(2)	(0.4)	$122	10.9
Purchased power – non-affiliates	5	16.1	21	33.3
Purchased power – affiliates	(11)	(26.8)	(45)	(30.6)
Total fuel and purchased power expenses	$(8)		$98
In the third quarter 2013, total fuel and purchased power expenses were $533 million compared to $541 million for the corresponding period in 2012. The decrease was primarily due to a $14 million decrease related to the volume of KWHs purchased and a $2 million decrease associated with a decrease in the volume of KWHs generated, partially offset by a $4 million increase in the average cost of purchased power and a $4 million increase in the average cost of fuel.
For year-to-date 2013, total fuel and purchased power expenses were $1.43 billion compared to $1.33 billion for the corresponding period in 2012. The increase was primarily due to a $92 million increase associated with an increase in the volume of KWHs generated, a $34 million increase in the average cost of fuel, and a $27 million increase in the average cost of purchased power, partially offset by a $55 million decrease related to the volume of KWHs purchased.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2013	Third Quarter 2012	Year-to-Date 2013	Year-to-Date 2012
Total generation (billions of KWHs)	18	17	49	44
Total purchased power (billions of KWHs)	1	1	3	5
Sources of generation (percent) —
Coal	57	59	53	52
Nuclear	21	22	22	24
Gas	16	17	16	19
Hydro	6	2	9	5
Cost of fuel, generated (cents per net KWH) —
Coal	3.41	3.40	3.37	3.38
Nuclear	0.84	0.82	0.83	0.79
Gas	3.27	3.17	3.38	2.98
Average cost of fuel, generated (cents per net KWH)(a)	2.80	2.77	2.76	2.63
Average cost of purchased power (cents per net KWH)(b)	6.44	6.04	5.44	4.67

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2013, fuel expense was $467 million compared to $469 million for the corresponding period in 2012. The decrease was primarily due to a 221.1% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall. This decrease was partially offset by a 3.2% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements.
For year-to-date 2013, fuel expense was $1.24 billion compared to $1.12 billion for the corresponding period in 2012. The increase was primarily due to a 13.4% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, and a 13.3% increase in KWHs generated by coal. This increase was partially offset by a 118.5% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power – Non-Affiliates
In the third quarter 2013, purchased power expense from non-affiliates was $36 million compared to $31 million for the corresponding period in 2012. The increase was related to a 46.5% increase in the amount of energy purchased, partially offset by a 28.9% decrease in the average cost per KWH.
For year-to-date 2013, purchased power expense from non-affiliates was $84 million compared to $63 million for the corresponding period in 2012. The increase was related to a 75.0% increase in the amount of energy purchased, partially offset by a 30.3% decrease in the average cost per KWH.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2013, purchased power expense from affiliates was $30 million compared to $41 million for the corresponding period in 2012. The decrease was related to a 45.7% decrease in the amount of energy purchased,

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partially offset by a 37.4% increase in the average cost per KWH.
For year-to-date 2013, purchased power expense from affiliates was $102 million compared to $147 million for the corresponding period in 2012. The decrease was related to a 54.2% decrease in the amount of energy purchased, partially offset by a 52.6% increase in the average cost per KWH.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$9	2.9	$21	2.2
In the third quarter 2013, other operations and maintenance expenses were $316 million compared to $307 million for the corresponding period in 2012. Distribution expenses increased $5 million due to increases in labor and overhead line maintenance expenses. Administrative and general expenses increased $3 million primarily due to increases in pensions and other employee benefit-related expenses, other general expenses, and annual hydroelectric FERC fees.
For year-to-date 2013, other operations and maintenance expenses were $965 million compared to $944 million for the corresponding period in 2012. Distribution expenses increased $10 million due to increases in labor and overhead line maintenance expenses. Nuclear production expenses increased $7 million primarily due to the amortization of nuclear outage expenses. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Nuclear Outage Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information on the amortization of nuclear outage expenses. Administrative and general expenses increased $5 million primarily due to employee medical and pension expenses, partially offset by a decrease in affiliated service companies’ expenses.
Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$9	5.6	$9	1.9
In the third quarter 2013, depreciation and amortization was $170 million compared to $161 million for the corresponding period in 2012. For year-to-date 2013, depreciation and amortization was $487 million compared to $478 million for the corresponding period in 2012. These increases were primarily due to additions to property, plant, and equipment related to distribution and transmission, as well as the amortization of software and an increase in depreciation related to environmental assets, which is offset by revenues associated with Rate CNP Environmental. These increases were offset by the deferral of certain expenses under an accounting order. See MANAGEMENT’S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Compliance and Cost Accounting Order" of Alabama Power in Item 7 and Note 3 of the financial statements under "Compliance and Cost Accounting Order" in Item 8 of the Form 10-K for additional information regarding Alabama Power’s deferral of costs under this accounting order.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Equity Funds Used During Construction

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$3	75.0	$10	76.9
In the third quarter 2013, AFUDC equity was $7 million compared to $4 million for the corresponding period in 2012. The increase was primarily due to an increase in capital expenditures for environmental, steam generating facilities, and transmission.
For year-to-date 2013, AFUDC equity was $23 million compared to $13 million for the corresponding period in 2012. The increase was primarily due to an increase in capital expenditures for environmental, steam generating facilities, nuclear fuel, and transmission.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(8.5)	$(21)	(9.7)
In the third quarter 2013, interest expense, net of amounts capitalized was $65 million compared to $71 million for the corresponding period in 2012. For year-to-date 2013, interest expense, net of amounts capitalized was $196 million compared to $217 million for the corresponding period in 2012. These decreases were primarily due to a decrease in interest rates and the timing of issuances and redemptions of long-term debt.
Other Income (Expense), Net

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$3	100.0	$7	116.7
In the third quarter 2013, other income (expense), net was less than $1 million compared to $(3) million for the corresponding period in 2012. For year-to-date 2013, other income (expense), net was $1 million compared to $(6) million for the corresponding period in 2012. The changes were primarily due to increases in non-operating income related to gains on sales of non-utility property.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(5.4)	$(4)	(1.0)
In the third quarter 2013, income taxes were $174 million compared to $184 million for the corresponding period in 2012. For year-to-date 2013, income taxes were $390 million compared to $394 million for the corresponding period in 2012. These decreases were primarily due to lower pre-tax earnings.
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
New Source Review Actions
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – New Source Review Actions" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Environmental Matters – New Source Review Actions" in Item 8 of the Form 10-K for additional information. On September 19, 2013, a three-judge panel of the U.S. Court of Appeals for the Eleventh Circuit affirmed in part and reversed in part the 2011 judgment of the U.S. District Court for the Northern District of Alabama in favor of Alabama Power, which was based on the exclusion of the testimony of certain of the EPA's experts, and remanded the case back to the U.S. District Court for the Northern District of Alabama for further proceedings. On October 31, 2013, Alabama Power filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for rehearing. In February 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the 2011 judgment and recusal of the judge in the case involving Alabama Power, which remains pending. The ultimate outcome of these matters cannot be determined at this time.
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
Hurricane Katrina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" in Item 8 of the Form 10-K for additional information. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's dismissal of the case. The case is now concluded.

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
On March 6, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the EPA's 2008 approval of the State of Alabama's opacity requirements and vacated the EPA's 2011 attempt to rescind its approval, thereby resolving Alabama Power's appeal in Alabama Power's favor.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of the management and disposal of coal combustion byproducts. On September 30, 2013, the U.S. District Court for the District of Columbia issued an order granting partial summary judgment to the environmental groups and other parties, ruling that the EPA has a statutory obligation to review and revise, as necessary, the federal solid waste regulations applicable to coal combustion byproducts and, on October 29, 2013, directed the EPA to provide a proposed schedule to complete the

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rulemaking. The impact of this order depends on further judicial and regulatory action and, therefore, the ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
Although the outcome of the proposed regulations and guidelines cannot be determined at this time, additional restrictions on Alabama Power's greenhouse gas emissions at the federal or state level could result in significant additional compliance costs, including capital expenditures. These costs could affect future unit retirement and replacement decisions. Also, additional compliance costs and costs related to unit retirements could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
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
PSC Matters
Rate RSE
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate RSE" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information regarding Alabama Power's Rate Stabilization and Equalization (Rate RSE). In May, June, and July 2013, the Alabama PSC held public proceedings regarding the operation and utilization of Rate RSE. On August 13, 2013, the Alabama PSC voted to issue a report on Rate RSE that found that Alabama Power's Rate RSE mechanism continues to be just and reasonable to customers and Alabama Power, but recommended Alabama Power modify Rate RSE as follows:

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Eliminate the provision of Rate RSE establishing an allowed range of ROE, which is currently 13.0% to 14.5%, with an adjusting point of 13.75%.

•	Eliminate the provision of Rate RSE limiting Alabama Power's capital structure to an allowed equity ratio of 45%.

•
Replace these two provisions with a provision that establishes rates based upon an allowed weighted cost of equity (WCE) range of 5.75% to 6.21%, with an adjusting point of 5.98%. If calculated under the current Rate RSE provisions, the resulting WCE would range from 5.85% to 6.53%, with an adjusting point of 6.19%.

•
Provide eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCE adjusting point if Alabama Power (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey.

Substantially all other provisions of Rate RSE would remain unchanged.
On August 21, 2013, Alabama Power filed its consent to these recommendations with the Alabama PSC. The changes are effective for calendar year 2014.
Rate CNP
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate CNP" in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through Rate Certificated New Plant Power Purchase Agreement (Rate CNP PPA) and Rate CNP Environmental. Alabama Power's under recovered Rate CNP PPA balance at September 30, 2013 was $22 million as compared to $9 million at December 31, 2012. This under recovered balance at September 30, 2013 is included in deferred under recovered regulatory clause revenues on Alabama Power's Condensed Balance Sheet herein. For Rate CNP PPA, this classification is based on an estimate, which includes such factors as purchased power capacity and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs. Alabama Power's under recovered Rate CNP Environmental balance at September 30, 2013 was $12 million as compared to $21 million at December 31, 2012. This under recovered balance at September 30, 2013 consists of $4 million in under recovered regulatory clause revenues and $8 million in deferred under recovered regulatory clause revenues on Alabama Power's Condensed Balance Sheet herein. For Rate CNP Environmental, this classification is based on an estimate, which includes such factors as costs to comply with environmental mandates and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs.
On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting a revision to Rate CNP Environmental that allows recovery of costs related to pre-2005 environmental assets currently being recovered through Rate RSE. The revenue impact as a result of this revision is estimated to be $50 million in 2014; however, this petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE and Rate CNP Environmental factors unchanged in 2014. Any unrecovered amounts associated with 2014 environmental compliance costs will be reflected in the 2015 Rate CNP Environmental filing. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate RSE" in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information.
Retail Energy Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Energy Cost Recovery" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Energy Cost Recovery" in Item 8 of the Form 10-K for additional information regarding Alabama Power's energy cost recovery. Alabama Power's over recovered fuel costs at September 30, 2013 totaled $43 million as compared to an under recovered balance of $4 million at December 31, 2012. The over recovered fuel costs at September 30, 2013 are included in other regulatory liabilities, current and the under

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recovered fuel costs at December 31, 2012 are included in deferred under recovered regulatory clause revenues on Alabama Power's Condensed Balance Sheet herein. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any return of the over recovered fuel costs.
Natural Disaster Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Natural Disaster Reserve" of Alabama Power in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Natural Disaster Reserve" in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At September 30, 2013, the NDR had an accumulated balance of $95 million as compared to $103 million at December 31, 2012, which is included on Alabama Power's Condensed Balance Sheet herein under other regulatory liabilities, deferred. The decrease in the NDR is a result of storm activity. The related accruals are reflected as operations and maintenance expenses on Alabama Power's Condensed Statement of Income herein.
Non-Nuclear Outage Accounting Order
On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting authorization to defer to a regulatory asset account certain operations and maintenance expenses associated with planned outages at non-nuclear generation facilities in 2014 and to amortize those expenses over a three-year period beginning in 2015. The 2014 outage expenditures to be deferred and amortized are estimated to total approximately $70 million. This petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE factors unchanged in 2014. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate RSE" in Item 7 and Note 3 to the financial statements of Alabama Power under "Retail Regulatory Matters – Rate RSE" in Item 8 of the Form 10-K for additional information.
Nuclear Decommissioning
See Note 1 to the financial statements of Alabama Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K and Note (A) to the Condensed Financial Statements under "Nuclear Decommissioning" and "Asset Retirement Obligations" herein for additional information. In September 2013, Alabama Power received a 2013 decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in an increase in the asset retirement obligation liability of approximately $102 million.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2013. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.5 billion for the first nine months of 2013, an increase of $384 million as compared to the first nine months of 2012. The increase in net cash provided from operating activities was primarily due to a decrease in fossil fuel stock, the timing of income tax payments and refunds, and an increase in accounts payable as compared to the first nine months of 2012. Net cash used for investing activities totaled $761 million for the first nine months of 2013 primarily due to gross property additions related to distribution, steam generation, and transmission equipment. Net cash used for financing activities totaled $409 million for the first nine months of 2013 primarily due to the payment of common stock dividends, partially offset by an increase in notes payable. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2013 include increases of $457 million in property, plant, and equipment, primarily due to additions to distribution, steam, and transmission facilities, $299 million in cash and cash equivalents due to an increase in temporary cash investments, $192 million in accumulated deferred income taxes due to accelerated tax deductions associated with property, plant, and equipment, and $131 million in asset retirement obligations due to updated nuclear decommissioning cost estimates, and a decrease of $173 million in fossil fuel stock, at average cost, primarily as a result of an increase in KWHs generated by coal.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

information. Approximately $250 million will be required through September 30, 2014 to fund maturities of long-term debt.
Alabama Power’s updated construction program for 2014 and 2015 includes anticipated costs for compliance with the MATS rule but does not include potential incremental compliance cost estimates for proposed water and coal combustion byproducts rules. Alabama Power's updated base level construction program and the potential incremental environmental compliance estimates for the proposed water and coal combustion byproducts rules (based on the assumption that coal combustion byproducts will continue to be regulated as non-hazardous solid waste under the proposed rule) for 2014 and 2015 are as follows:

	2014	2015
Construction program:	(in millions)
Base capital	$1,230	$1,210
Existing environmental statutes and regulations, including MATS rule	501	443
Total construction program base level capital investment	$1,731	$1,653

Potential incremental environmental compliance investment:
Proposed water and coal combustion byproducts rules	$14	$127
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – General" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's environmental compliance strategy.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2013, Alabama Power had approximately $436 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2013 were as follows:

Expires(a)						Executable Term Loans		Due Within One Year
2013	2014	2015	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)				(in millions)		(in millions)		(in millions)
$1	$268	$35	$1,000	$1,304	$1,304	$53	$—	$53	$146

(a)	No credit arrangements expire in 2016 or 2017.
See Note 6 to the financial statements of Alabama Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
These credit arrangements provide liquidity support to Alabama Power's commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2013 was approximately $793 million. In addition, at September 30, 2013, Alabama Power had $200 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months. In addition, Alabama Power has substantial cash flow from operating activities and access to capital markets, including a commercial paper program, to meet liquidity needs.
As reflected in the table above, during the first nine months of 2013, Alabama Power amended or renewed certain of its credit arrangements. In February 2013, Alabama Power amended an $800 million multi-year credit arrangement, which extended the maturity date from 2016 to 2018. In addition, in March 2013, Alabama Power amended a $200 million credit arrangement, which extended the maturity date from 2014 to 2018. Alabama Power expects to renew its credit arrangements, as needed, prior to expiration.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$2	0.2%	$53

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
Management believes that the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and cash.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At September 30, 2013, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $290 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
On May 24, 2013, S&P revised the ratings outlook for Southern Company and the traditional operating companies, including Alabama Power, from stable to negative.
Market Price Risk
Alabama Power's market risk exposure relative to interest rate changes for the third quarter 2013 has not changed materially compared to the December 31, 2012 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Alabama Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Alabama Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. Alabama Power continues to manage a retail fuel-hedging program implemented per the guidelines of the Alabama PSC. As a result, Alabama Power had no material change in market risk exposure for the third quarter 2013 when compared with the December 31, 2012 reporting period.
The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(11)	$(13)
Contracts realized or settled	4	10
Current period changes(a)	(5)	(9)
Contracts outstanding at the end of the period, assets (liabilities), net	$(12)	$(12)
(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Natural gas swaps	$(1)	$2
Natural gas options	—	(1)
Total changes	$(1)	$1
The net hedge volumes of energy-related derivative contracts were as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	62	60	45
Commodity – Natural gas options	6	8	12
Total hedge volume	68	68	57
The weighted average swap contract cost above market prices was approximately $0.19 per mmBtu as of September 30, 2013, $0.18 per mmBtu as of June 30, 2013 and $0.30 per mmBtu as of December 31, 2012. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. The majority of the natural gas hedge gains and losses are recovered through Alabama Power's retail fuel cost recovery clause.
Regulatory hedges relate to Alabama Power's fuel hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Alabama Power's energy recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2013 and 2012 for energy-related derivative contracts that are not hedges were not material.
Alabama Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

	September 30, 2013 Fair Value Measurements
	Total Fair Value	Maturity
		Year 1	Years 2&3
	(in millions)
Level 1	$—	$—	$—
Level 2	(12)	(7)	(5)
Level 3	—	—	—
Fair value of contracts outstanding at end of period	$(12)	$(7)	$(5)
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
Financing Activities
Alabama Power did not issue or redeem any securities during the nine months ended September 30, 2013.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,314	$2,335	$5,922	$5,786
Wholesale revenues, non-affiliates	77	73	212	214
Wholesale revenues, affiliates	3	5	14	14
Other revenues	90	85	260	249
Total operating revenues	2,484	2,498	6,408	6,263
Operating Expenses:
Fuel	691	630	1,767	1,642
Purchased power, non-affiliates	64	79	175	266
Purchased power, affiliates	152	181	503	469
Other operations and maintenance	402	398	1,230	1,243
Depreciation and amortization	201	186	605	559
Taxes other than income taxes	102	100	292	281
Total operating expenses	1,612	1,574	4,572	4,460
Operating Income	872	924	1,836	1,803
Other Income and (Expense):
Allowance for equity funds used during construction	11	15	24	41
Interest expense, net of amounts capitalized	(92)	(95)	(279)	(276)
Other income (expense), net	(1)	(1)	(2)	(10)
Total other income and (expense)	(82)	(81)	(257)	(245)
Earnings Before Income Taxes	790	843	1,579	1,558
Income taxes	299	314	600	558
Net Income	491	529	979	1,000
Dividends on Preferred and Preference Stock	4	4	13	13
Net Income After Dividends on Preferred and Preference Stock	$487	$525	$966	$987
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net Income	$491	$529	$979	$1,000
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $1 and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income	$492	$530	$981	$1,002
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating Activities:
Net income	$979	$1,000
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	734	684
Deferred income taxes	354	243
Allowance for equity funds used during construction	(24)	(41)
Retail fuel cost over recovery—long-term	(123)	118
Deferred expenses	(34)	(20)
Pension, postretirement, and other employee benefits	58	23
Other, net	28	—
Changes in certain current assets and liabilities —
-Receivables	(191)	(23)
-Fossil fuel stock	213	(126)
-Prepaid income taxes	11	40
-Other current assets	38	4
-Accounts payable	(5)	(57)
-Accrued taxes	131	40
-Accrued compensation	(53)	(43)
-Retail fuel cost over recovery—short-term	7	81
-Other current liabilities	5	48
Net cash provided from operating activities	2,128	1,971
Investing Activities:
Property additions	(1,165)	(1,291)
Investment of restricted cash	(89)	(234)
Distribution of restricted cash	89	234
Nuclear decommissioning trust fund purchases	(582)	(630)
Nuclear decommissioning trust fund sales	580	628
Cost of removal, net of salvage	(42)	(42)
Change in construction payables, net of joint owner portion	(28)	(141)
Other investing activities	(14)	9
Net cash used for investing activities	(1,251)	(1,467)
Financing Activities:
Increase (decrease) in notes payable, net	211	(513)
Proceeds —
Capital contributions from parent company	30	29
Pollution control revenue bonds issuances	89	234
Senior notes issuances	850	1,900
Redemptions —
Pollution control revenue bonds	(89)	(234)
Senior notes	(1,250)	(550)
Other long-term debt	—	(250)
Payment of preferred and preference stock dividends	(13)	(13)
Payment of common stock dividends	(680)	(681)
Other financing activities	(17)	(14)
Net cash used for financing activities	(869)	(92)
Net Change in Cash and Cash Equivalents	8	412
Cash and Cash Equivalents at Beginning of Period	45	13
Cash and Cash Equivalents at End of Period	$53	$425
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $10 and $17 capitalized for 2013 and 2012, respectively)	$247	$237
Income taxes, net	109	186
Noncash transactions—accrued property additions at end of period	230	253

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in millions)
Current Assets:
Cash and cash equivalents	$53	$45
Receivables —
Customer accounts receivable	657	484
Unbilled revenues	239	217
Joint owner accounts receivable	54	51
Other accounts and notes receivable	81	68
Affiliated companies	23	23
Accumulated provision for uncollectible accounts	(8)	(6)
Fossil fuel stock, at average cost	779	992
Materials and supplies, at average cost	422	452
Vacation pay	86	85
Prepaid income taxes	114	164
Other regulatory assets, current	43	72
Other current assets	75	104
Total current assets	2,618	2,751
Property, Plant, and Equipment:
In service	29,762	29,244
Less accumulated provision for depreciation	10,842	10,431
Plant in service, net of depreciation	18,920	18,813
Other utility plant, net	252	263
Nuclear fuel, at amortized cost	475	497
Construction work in progress	3,399	2,893
Total property, plant, and equipment	23,046	22,466
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	46	45
Nuclear decommissioning trusts, at fair value	724	698
Miscellaneous property and investments	43	44
Total other property and investments	813	787
Deferred Charges and Other Assets:
Deferred charges related to income taxes	713	733
Other regulatory assets, deferred	1,773	1,798
Other deferred charges and assets	244	268
Total deferred charges and other assets	2,730	2,799
Total Assets	$29,207	$28,803
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2013	At December 31, 2012
	(in millions)
Current Liabilities:
Securities due within one year	$530	$1,680
Notes payable	211	2
Accounts payable —
Affiliated	428	417
Other	428	436
Customer deposits	243	237
Accrued taxes —
Accrued income taxes	161	6
Other accrued taxes	283	260
Accrued interest	113	100
Accrued vacation pay	60	61
Accrued compensation	64	113
Liabilities from risk management activities	19	30
Other regulatory liabilities, current	18	73
Over recovered regulatory clause revenues, current	81	107
Other current liabilities	109	146
Total current liabilities	2,748	3,668
Long-term Debt	8,739	7,994
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,139	4,861
Deferred credits related to income taxes	112	115
Accumulated deferred investment tax credits	205	208
Employee benefit obligations	976	950
Asset retirement obligations	1,182	1,097
Other cost of removal obligations	64	63
Other deferred credits and liabilities	177	308
Total deferred credits and other liabilities	7,855	7,602
Total Liabilities	19,342	19,264
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	5,625	5,585
Retained earnings	3,581	3,297
Accumulated other comprehensive loss	(5)	(7)
Total common stockholder's equity	9,599	9,273
Total Liabilities and Stockholder's Equity	$29,207	$28,803
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
Georgia Power continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, and net income after dividends on preferred and preference stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Georgia Power in Item 7 of the Form 10-K. See FUTURE EARNINGS POTENTIAL – "Other Matters" herein for information regarding an explosion at Plant Bowen in April 2013 that has negatively impacted Georgia Power's 2013 actual performance on its peak season equivalent forced outage rate, one of its key performance indicators, as compared to the target.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(38)	(7.2)	$(21)	(2.1)
Georgia Power's net income after dividends on preferred and preference stock for the third quarter 2013 was $487 million compared to $525 million for the corresponding period in 2012. The decrease was primarily due to less favorable weather in the third quarter 2013 as compared to the corresponding period in 2012 and an increase in depreciation and amortization, partially offset by an increase related to retail revenue rate effects and lower income taxes.
Georgia Power's net income after dividends on preferred and preference stock for year-to-date 2013 was $966 million compared to $987 million for the corresponding period in 2012. The decrease was primarily due to less favorable weather year-to-date 2013 as compared to the corresponding period in 2012, higher income taxes, and an increase in depreciation and amortization, partially offset by an increase related to retail revenue rate effects and lower non-fuel operations and maintenance expenses.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(0.9)	$136	2.4
In the third quarter 2013, retail revenues were $2.31 billion compared to $2.34 billion for the corresponding period in 2012. For year-to-date 2013, retail revenues were $5.92 billion compared to $5.79 billion for the corresponding period in 2012.
Details of the changes in retail revenues were as follows:

	Third Quarter 2013		Year-to-Date 2013
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,335		$5,786
Estimated change in –
Rates and pricing	30	1.3	136	2.4
Sales growth (decline)	5	0.2	(19)	(0.3)
Weather	(72)	(3.1)	(75)	(1.3)
Fuel cost recovery	16	0.7	94	1.6
Retail – current year	$2,314	(0.9)%	$5,922	2.4%
Revenues associated with changes in rates and pricing increased in the third quarter 2013 when compared to the corresponding period in 2012 primarily due to base tariff increases effective January 1, 2013, as approved by the Georgia PSC, related to placing a new generating unit at Plant McDonough-Atkinson in service and the financing costs related to the construction of Plant Vogtle Units 3 and 4, partially offset by lower contributions from market-driven rates from commercial and industrial customers.
Revenues associated with changes in rates and pricing increased year-to-date 2013 when compared to the corresponding period in 2012 primarily due to base tariff increases effective April 2012 and January 1, 2013, as approved by the Georgia PSC, related to placing new generating units at Plant McDonough-Atkinson in service and the financing costs related to the construction of Plant Vogtle Units 3 and 4, as well as higher contributions from market-driven rates from commercial and industrial customers.
Revenues attributable to changes in sales increased in the third quarter and decreased year-to-date 2013 when compared to the corresponding periods in 2012. Weather-adjusted residential KWH sales decreased 0.6%, while weather-adjusted commercial and industrial KWH sales increased 1.3% and 2.6%, respectively, in the third quarter 2013 when compared to the corresponding period in 2012. For year-to-date 2013, weather-adjusted residential, commercial, and industrial KWH sales decreased 0.5%, 0.2%, and 0.2%, respectively, when compared to the corresponding period in 2012. Residential usage continues to be impacted by economic uncertainty, modest economic growth, and energy efficiency efforts. In the third quarter 2013, increased demand in the office space and healthcare sectors was the main contributor to the increase in weather-adjusted commercial KWH sales and increased demand in the paper sector was the main contributor to the increase in weather-adjusted industrial KWH sales.
In the first quarter 2012, Georgia Power began using new actual advanced meter data to compute unbilled revenues. The year-to-date weather-adjusted KWH sales variances shown above reflect an adjustment to the estimated allocation of Georgia Power's unbilled January 2012 KWH sales among customer classes that is consistent with the actual allocation in 2013. Without this adjustment, year-to-date 2013 weather-adjusted residential KWH sales decreased 1.1%, weather-adjusted commercial KWH sales increased 0.3%, and weather-adjusted industrial KWH sales decreased 0.3% when compared to the corresponding period in 2012.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $16 million and $94 million in the third quarter and year-to-date 2013, respectively, when compared to the corresponding periods in 2012 due to higher fuel costs, partially offset by lower energy sales.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$61	9.7	$125	7.6
Purchased power – non-affiliates	(15)	(19.0)	(91)	(34.2)
Purchased power – affiliates	(29)	(16.0)	34	7.2
Total fuel and purchased power expenses	$17		$68
In the third quarter 2013, total fuel and purchased power expenses were $907 million compared to $890 million in the corresponding period in 2012. The increase in the third quarter 2013 was primarily due to a $77 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices, partially offset by a $60 million decrease primarily in the volume of KWHs purchased as a result of lower customer demand.
For year-to-date 2013, total fuel and purchased power expenses were $2.45 billion compared to $2.38 billion for the corresponding period in 2012. The increase in year-to-date 2013 was primarily due to a $230 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices, partially offset by a $162 million decrease primarily in the volume of KWHs purchased due to lower customer demand.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2013	Third Quarter 2012	Year-to-Date 2013	Year-to-Date 2012
Total generation (billions of KWHs)	19	17	50	46
Total purchased power (billions of KWHs)	5	8	17	22
Sources of generation (percent) —
Coal	42	45	35	44
Nuclear	22	23	23	26
Gas	34	32	39	29
Hydro	2	—	3	1
Cost of fuel, generated (cents per net KWH) —
Coal	4.89	4.56	4.99	4.74
Nuclear	0.91	0.89	0.91	0.86
Gas	3.34	3.00	3.34	2.94
Average cost of fuel, generated (cents per net KWH)	3.47	3.21	3.37	3.19
Average cost of purchased power (cents per net KWH)(a)	5.00	4.45	4.80	4.18

(a)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2013, fuel expense was $691 million compared to $630 million in the corresponding period in 2012. The increase was primarily due to a 9.0% increase in the volume of KWHs generated as a result of higher prices for purchased power and an 8.1% increase in the average cost of fuel per KWH generated for all types of generation, partially offset by a 709.7% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
For year-to-date 2013, fuel expense was $1.77 billion compared to $1.64 billion in the corresponding period in 2012. The increase was primarily due to a 7.2% increase in the volume of KWHs generated as a result of higher prices for purchased power and a 5.6% increase in the average cost of fuel per KWH generated for all types of generation, partially offset by a 242.3% increase in the volume of KWHs generated by hydro facilities resulting from greater rainfall.
Purchased Power – Non-Affiliates
In the third quarter 2013, purchased power expense from non-affiliates was $64 million compared to $79 million in the corresponding period in 2012. The decrease was due to a 43.2% decrease in the volume of KWHs purchased as the cost of Georgia Power-owned generation was lower than the market cost of available energy, partially offset by an increase of 22.0% in the average cost per KWH purchased primarily due to higher fuel prices.
For year-to-date 2013, purchased power expense from non-affiliates was $175 million compared to $266 million in the corresponding period in 2012. The decrease was due to a 56.5% decrease in the volume of KWHs purchased as the cost of Georgia-Power owned generation was lower than the market cost of available energy, partially offset by an increase of 42.6% in the average cost per KWH purchased primarily due to higher fuel prices.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Affiliates
In the third quarter 2013, purchased power expense from affiliates was $152 million compared to $181 million in the corresponding period in 2012. The decrease was due to a 29.7% decrease in the volume of KWHs purchased, as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources, partially offset by an 11.2% increase in the average cost per KWH purchased, reflecting higher fuel prices.
For year-to-date 2013, purchased power expense from affiliates was $503 million compared to $469 million in the corresponding period in 2012. The increase was due to a 15.1% increase in the average cost per KWH purchased, reflecting higher fuel prices, partially offset by a 14.4% decrease in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$4	1.0	$(13)	(1.0)
In the third quarter 2013, other operations and maintenance expenses were $402 million compared to $398 million in the corresponding period in 2012. The increase was not material.
For year-to-date 2013, other operations and maintenance expenses were $1.23 billion compared to $1.24 billion in the corresponding period in 2012. The decrease was primarily due to decreases of $31 million in fossil generating expenses and $5 million in transmission and distribution line maintenance due to cost containment and outage timing to offset the effect of economic conditions and less favorable weather in the second and third quarters 2013, partially offset by an increase of $23 million in pension and other employee benefit-related expenses. See Note (F) to the Condensed Financial Statements herein for additional information on pension expense.
Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$15	8.1	$46	8.2
In the third quarter 2013, depreciation and amortization was $201 million compared to $186 million in the corresponding period in 2012. The increase was primarily due to an increase of $15 million in depreciation on additional plant in service primarily due to the completion of Plant McDonough-Atkinson Unit 6 in October 2012 and depreciation and amortization resulting from certain unit retirement decisions (with respect to the portion of such units dedicated to wholesale service).
For year-to-date 2013, depreciation and amortization was $605 million compared to $559 million in the corresponding period in 2012. The increase was primarily due to an increase of $51 million in depreciation on additional plant in service primarily due to the completion of Plant McDonough-Atkinson Units 5 and 6 in April 2012 and October 2012, respectively, and depreciation and amortization resulting from certain unit retirement decisions (with respect to the portion of such units dedicated to wholesale service). The increase was partially offset by a net reduction in amortization primarily related to amortization of the regulatory liability previously established for state income tax credits, as authorized by the Georgia PSC. See Note 1 to the financial statements of Georgia Power under "Regulatory Assets and Liabilities" in Item 8 of the Form 10-K for additional information on the state income tax credits regulatory liability.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$2	2.0	$11	3.9
In the third quarter 2013, taxes other than income taxes were $102 million compared to $100 million in the corresponding period in 2012. The increase was not material.
For year-to-date 2013, taxes other than income taxes were $292 million compared to $281 million in the corresponding period in 2012. The increase was primarily due to a $9 million increase in property taxes and a $5 million increase in municipal franchise fees related to higher retail revenues in 2013.
Allowance for Equity Funds Used During Construction

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(26.7)	$(17)	(41.5)
In the third quarter 2013, AFUDC equity was $11 million compared to $15 million in the corresponding period in 2012. For year-to-date 2013, AFUDC equity was $24 million compared to $41 million in the corresponding period in 2012. The decreases were primarily due to the completion of Plant McDonough-Atkinson Units 5 and 6 in April 2012 and October 2012, respectively.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(15)	(4.8)	$42	7.5
In the third quarter 2013, income taxes were $299 million compared to $314 million in the corresponding period in 2012. The decrease was due to lower pre-tax earnings, partially offset by a decrease in non-taxable AFUDC equity.
For year-to-date 2013, income taxes were $600 million compared to $558 million in the corresponding period in 2012. The increase was primarily due to a decrease in state income tax credits, higher pre-tax earnings, and a decrease in non-taxable AFUDC equity.
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
Hurricane Katrina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" in Item 8 of the Form 10-K for additional information. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's dismissal of the case. The case is now concluded.
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's MATS rule, the 2007 State of Georgia Multi-Pollutant Rule, the Cross State Air Pollution Rule, and the EPA's SO2 rule.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of the management and disposal of coal combustion byproducts. On September 30, 2013, the U.S. District Court for the District of Columbia issued an order granting partial summary judgment to the environmental groups and other parties, ruling that the EPA has a statutory obligation to review and revise, as necessary, the federal solid waste regulations applicable to coal combustion byproducts and, on October 29, 2013, directed the EPA to provide a proposed schedule to complete the rulemaking. The impact of this order depends on further judicial and regulatory action and, therefore, the ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
Although the outcome of the proposed regulations and guidelines cannot be determined at this time, additional restrictions on Georgia Power's greenhouse gas emissions at the federal or state level could result in significant additional compliance costs, including capital expenditures. These costs could affect future unit retirement and

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

replacement decisions. Also, additional compliance costs and costs related to unit retirements could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
PSC Matters
Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
As of September 30, 2013, Georgia Power's fuel cost over recovery balance totaled $114 million and is included in current liabilities and other deferred credits and liabilities on Georgia Power's Condensed Balance Sheet herein.
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
In accordance with the 2010 ARP, Georgia Power filed a base rate case with the Georgia PSC on June 28, 2013 (2013 Rate Case). The filing includes a requested rate increase totaling $482 million, or 6.1% of retail revenues, to be effective January 1, 2014 based on a proposed retail ROE of 11.50%. The requested increase will be recovered through Georgia Power's existing base rate tariffs as follows: $334 million through the traditional base rate tariffs, $132 million through the Environmental Compliance Cost Recovery (ECCR) tariff, $5 million through the Demand Side Management tariffs, and $11 million through the Municipal Franchise Fee tariff. The filing reflects revenue requirements that have been levelized over the three-year period ending December 31, 2016 to provide stable rates to customers during a period of rising costs. The request was made to allow Georgia Power to recover the costs of recent and future investments in infrastructure including environmental controls, transmission and distribution, generation, and smart grid technologies in order to maintain high levels of reliability and superior customer service.
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
Hearings on Georgia Power’s testimony were held in October 2013. In testimony filed on October 18, 2013 and October 22, 2013, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period and a 10.0% ROE that would result in excess revenues of $165 million. However, the Georgia PSC Staff also

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

proposed no change to Georgia Power’s current retail base rates through 2014. The excess earnings in 2014 would be used to reduce rate increases in 2015 and 2016. The Georgia PSC Staff further proposed reducing the allowed ROE range to 50 basis points above and below the authorized ROE with one-third of any earnings above the range used to reduce future ECCR tariff increases and the remaining two-thirds applied to rate reductions. Georgia Power disagrees with the Georgia PSC Staff's positions. Hearings on the Georgia PSC Staff and intervenor testimony and Georgia Power's rebuttal hearings will be held in November 2013.
The Georgia PSC is scheduled to issue a final order in this matter in December 2013. The ultimate outcome of this matter cannot be determined at this time.
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
On April 17, 2013, the Georgia PSC approved the decertification of Plant Bowen Unit 6 (32 MWs), which was retired on April 25, 2013. On September 30, 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP in order to comply with the State of Georgia's Multi-Pollutant Rule.
On July 11, 2013, the Georgia PSC approved Georgia Power's request to decertify and retire Plant Boulevard Units 2 and 3 (28 MWs) effective July 17, 2013. Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the MATS rule. The decertification date of Plant Branch Unit 1 was extended from December 31, 2013 as specified in the final order in the 2011 IRP to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) was also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division on September 10, 2013 to allow for necessary transmission system reliability improvements.
Additionally, the Georgia PSC approved Georgia Power's proposed MATS rule compliance plan for emissions controls necessary for the continued operation of Plants Bowen Units 1 through 4, Wansley Units 1 and 2, Scherer Units 1 through 3, and Hammond Units 1 through 4, the switch to natural gas as the primary fuel at Plants Yates Units 6 and 7 and SEGCO's Plant Gaston Units 1 through 4, as well as the fuel switch at Plant McIntosh Unit 1 to operate on Powder River Basin coal. See Note 1 to the financial statements of Georgia Power under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the fuel switch at SEGCO's generating units.
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
On April 22, 2013, Georgia Power executed two PPAs to purchase energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will commence in 2016 and end in 2035, and subsequently has requested Georgia PSC approval. During 2013, Georgia Power has executed four PPAs to purchase a total of 169 MWs of biomass capacity and energy from four facilities in Georgia that will commence in 2015 and end in 2035. On May 21, 2013, the Georgia PSC approved two of the biomass PPAs. The two wind PPAs and the two Georgia PSC-approved biomass PPAs result in contractual obligations of approximately $13 million in 2015, $47 million in 2016, $49 million in 2017, and $1.29 billion thereafter. If approved by the Georgia PSC, the additional biomass PPAs will result in contractual obligations of approximately $1 million in 2015, $11 million in 2016, $12 million in 2017, and $249 million thereafter. The four biomass PPAs are contingent upon the counterparty meeting specified contract dates for posting collateral and commercial operation.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to an NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, and $50 million, effective January 1, 2011, 2012, and 2013, respectively. On November 1, 2013, Georgia Power filed to increase the NCCR tariff by approximately $65 million effective January 1, 2014. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2013, approximately $41 million of these 2009 and 2010 costs remained unamortized in CWIP.
In February 2012, separate groups of petitioners filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC's issuance of the combined construction and operating licenses (COLs) and certification of the Westinghouse Design Control Document, as amended (DCD). These petitions were consolidated in April 2012. Also in February 2012, one of the groups of petitioners filed a motion with the NRC to stay the effectiveness of the COLs pending the outcome of the petitions pending before the U.S. District Court for the District of Columbia Circuit. The NRC denied this motion in April 2012. On May 14, 2013, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the NRC, upholding the COLs and allowing for the continuation of the construction. On July 23, 2013, the U.S. Court of Appeals for the District of Columbia Circuit rejected the petitioners' request for rehearing. The deadline for any further appeals expired without the petitioners seeking review.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by Georgia Power increase by 5% or the projected in-service dates are significantly extended, Georgia Power is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. Accordingly, Georgia Power's eighth VCM report requested

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth quarter 2018 for Plant Vogtle Units 3 and 4, respectively. Associated financing costs during the construction period are estimated to total approximately $2.0 billion.
On July 30, 2013, Georgia Power and the Georgia PSC staff entered into a stipulation to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, which had been requested in the eighth VCM report, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the parties. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent; therefore, any related financing costs during construction potentially would be subject to recovery through AFUDC. The stipulation also provides that Georgia Power will combine the ninth and tenth VCM reports scheduled to be filed by August 31, 2013 and February 28, 2014, respectively, into a single report covering the period from January 1 through December 31, 2013 to be filed by February 28, 2014 (February 2014 VCM report). The stipulation was approved by the Georgia PSC on September 3, 2013. As required by the stipulation, Georgia Power filed an abbreviated status update with the Georgia PSC on September 3, 2013, which reflected approximately $2.4 billion of total construction capital costs incurred through June 30, 2013. After the February 2014 VCM report, Georgia Power expects to resume filing semi-annual VCM reports in August 2014. On October 15, 2013, the Georgia PSC voted to approve Georgia Power's eighth VCM report, reflecting construction capital costs incurred, which through December 31, 2012 totaled approximately $2.2 billion.
In July 2012, the Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. The Contractor has claimed that its estimated adjustment attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars) with respect to these issues. The Contractor also has asserted it is entitled to further schedule extensions. Georgia Power has not agreed with either the proposed cost or schedule adjustments or that the Owners have any responsibility for costs related to these issues. In November 2012, Georgia Power and the other Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Owners are not responsible for these costs. Also in November 2012, the Contractor filed suit against Georgia Power and the other Owners in the U.S. District Court for the District of Columbia alleging the Owners are responsible for these costs. On August 30, 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit on September 27, 2013. While litigation has commenced and Georgia Power intends to vigorously defend its positions, Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the NRC's performance of additional operational and safety reviews of nuclear facilities in the U.S. following the major earthquake and tsunami that struck Japan in 2011. On March 19, 2013 and June 6, 2013, the NRC issued orders relating to hardened vents for certain classes of containment structures, including the ones in use at Plant Hatch. Georgia Power is continuing to analyze the impact of these orders. The ultimate outcome of this matter cannot be determined at this time; however, management does not currently anticipate that the compliance costs associated with these orders would have a material impact on Georgia Power's financial statements.
On April 4, 2013, an explosion occurred at Plant Bowen Unit 2 that resulted in substantial damage to the Plant Bowen Unit 2 generator, Plant Bowen's Units 1 and 2 control room and surrounding areas, as well as Plant Bowen's switchyard. Plant Bowen Unit 1 (approximately 700 MWs) was returned to service on August 4, 2013. Plant Bowen Unit 2 (approximately 700 MWs) remains offline pending completion of the repairs. Georgia Power expects that any material repair costs related to the damage will be covered by property insurance. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2013. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $2.13 billion for the first nine months of 2013 compared to $1.97 billion for the corresponding period in 2012. The increase was primarily due to higher retail operating revenues, lower fuel inventory additions, and lower income tax payments in 2013, partially offset by fuel cost recovery. Net cash used for investing activities totaled $1.25 billion for the first nine months of 2013 compared to $1.47 billion used in the corresponding period in 2012. The decrease was primarily due to lower cash payments for construction expenditures in 2013. Net cash used for financing activities totaled $869 million for the first nine months of 2013 compared to $92 million in the corresponding period in 2012. The increase in cash used for financing activities is primarily due to lower net issuances of debt in 2013. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2013 include increases of $580 million in total property, plant, and equipment and $178 million in accrued taxes and decreases of $213 million in fossil fuel stock and $196 million in total debt.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for new generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information. Approximately $635 million will be required through September 30, 2014 to fund maturities and announced redemptions of long-term debt.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Capital
Except as described below with respect to potential DOE loan guarantees, Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, short-term debt, security issuances, term loans, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Georgia Power in Item 7 of the Form 10-K for additional information.
In 2010, Georgia Power reached an agreement with the DOE to accept terms for a conditional commitment for federal loan guarantees that would apply to future borrowings by Georgia Power related to the construction of Plant Vogtle Units 3 and 4. Any borrowings guaranteed by the DOE would be full recourse to Georgia Power and secured by a first priority lien on Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4. Total guaranteed borrowings would not exceed the lesser of 70% of eligible project costs or approximately $3.46 billion and are expected to be funded by the Federal Financing Bank. Final approval and issuance of loan guarantees by the DOE are subject to negotiation of definitive agreements, completion of due diligence by the DOE, and satisfaction of other conditions. In the event that the DOE does not issue a loan guarantee or Georgia Power determines that the final terms and conditions of the loan guarantee by the DOE are not in the best interest of its customers, Georgia Power expects to finance the construction of Plant Vogtle Units 3 and 4 through traditional capital markets. There can be no assurance that the DOE will issue loan guarantees for Georgia Power. The conditional commitment will expire on December 31, 2013, unless further extended by the DOE. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Nuclear Construction" herein for more information on Plant Vogtle Units 3 and 4.
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
At September 30, 2013, Georgia Power had approximately $53 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2013 were as follows:

Expires(a)
2016	2018	Total	Unused
(in millions)		(in millions)
$150	$1,600	$1,750	$1,736
 (a) No credit arrangements expire in 2013, 2014, 2015, or 2017.
See Note 6 to the financial statements of Georgia Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
These credit arrangements provide liquidity support to Georgia Power's commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2013 was approximately $862 million. In addition, at September 30, 2013, Georgia Power had $242 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months.
As reflected in the table above, during the first nine months of 2013, Georgia Power amended certain of its credit arrangements. In February 2013, Georgia Power amended its multi-year credit arrangement, which extended the maturity date from 2016 to 2018. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration.

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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$211	0.2%	$97	0.2%	$270
(a) Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at September 30, 2013 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$88
Below BBB- and/or Baa3	1,339
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
Market Price Risk
Georgia Power's market risk exposure relative to interest rate changes for the third quarter 2013 has not changed materially compared to the December 31, 2012 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Georgia Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to cost-based rate regulation and other various cost recovery mechanisms, Georgia Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, financial hedge contracts for natural gas purchases. Georgia Power continues to manage a fuel-hedging program implemented per the guidelines of the Georgia PSC. As a result, Georgia Power had no material change in market risk exposure for the third quarter 2013 relative to fuel and electricity prices when compared with the December 31, 2012 reporting period.
The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(29)	$(34)
Contracts realized or settled	7	22
Current period changes(a)	(5)	(15)
Contracts outstanding at the end of the period, assets (liabilities), net	$(27)	$(27)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Natural gas swaps	$1	$5
Natural gas options	1	2
Total changes	$2	$7
The net hedge volumes of energy-related derivative contracts were as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	9	10	12
Commodity – Natural gas options	58	68	93
Total hedge volume	67	78	105
The weighted average swap contract cost above market prices was approximately $0.92 per mmBtu as of September 30, 2013, $0.94 per mmBtu as of June 30, 2013, and $1.09 per mmBtu as of December 31, 2012. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. All natural gas hedge gains and losses are recovered through Georgia Power's fuel cost recovery mechanism.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory hedges relate to Georgia Power's fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Georgia Power's fuel cost recovery mechanism.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2013 and 2012 for energy-related derivative contracts that are not hedges were not material.
Georgia Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

	September 30, 2013 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3
		(in millions)
Level 1	$—	$—	$—
Level 2	(27)	(18)	(9)
Level 3	—	—	—
Fair value of contracts outstanding at end of period	$(27)	$(18)	$(9)
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
In March 2013, Georgia Power issued $400 million aggregate principal amount of Series 2013A 4.30% Senior Notes due March 15, 2043. Also in March 2013, Georgia Power issued $250 million aggregate principal amount of Series 2013B Floating Rate Senior Notes due March 15, 2016. The proceeds from these sales were used to repay at maturity $350 million aggregate principal amount of Georgia Power's Series 2010A Floating Rate Senior Notes due March 15, 2013, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power's continuous construction program.
In March 2013, the Development Authority of Monroe County issued $17.5 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2013 due April 1, 2043 for the benefit of Georgia Power. The proceeds were used to redeem, in April 2013, $17.5 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 1997.
In August 2013, Georgia Power issued $200 million aggregate principal amount of Series 2013C Floating Rate Senior Notes due August 15, 2016. The proceeds were used to repay at maturity a portion of $100 million aggregate principal amount outstanding of Georgia Power's Series Q 4.90% Senior Notes due September 15, 2013 and a

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portion of $500 million aggregate principal amount outstanding of Georgia Power's Series 2010D 1.30% Senior Notes due September 15, 2013.
In August 2013, the Development Authority of Bartow County issued $71.7 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013 due August 1, 2043 for the benefit of Georgia Power. The proceeds were used to redeem, in September 2013, $24.9 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1996 and $46.8 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1998.
Subsequent to September 30, 2013, Georgia Power announced the redemption in November 2013 of $100 million aggregate principal amount of its Series 2008C 8.20% Senior Notes due November 1, 2048 and reclassified the outstanding principal balance to securities due within one year at September 30, 2013.
Also subsequent to September 30, 2013, Georgia Power announced the redemptions in November 2013 of $55 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), Third Series 1994 and $49.6 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1997, which were issued for the benefit of Georgia Power.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$335,916	$347,435	$901,343	$880,833
Wholesale revenues, non-affiliates	29,431	27,462	82,533	83,309
Wholesale revenues, affiliates	16,701	30,113	65,206	95,179
Other revenues	17,313	16,809	47,726	48,951
Total operating revenues	399,361	421,819	1,096,808	1,108,272
Operating Expenses:
Fuel	136,216	160,749	397,409	423,057
Purchased power, non-affiliates	17,180	18,380	41,369	41,690
Purchased power, affiliates	15,829	10,785	30,075	18,508
Other operations and maintenance	76,964	74,781	232,472	229,790
Depreciation and amortization	37,345	36,169	111,479	104,649
Taxes other than income taxes	28,051	27,142	75,437	76,202
Total operating expenses	311,585	328,006	888,241	893,896
Operating Income	87,776	93,813	208,567	214,376
Other Income and (Expense):
Allowance for equity funds used during construction	1,663	1,015	4,318	3,988
Interest expense, net of amounts capitalized	(13,988)	(14,637)	(42,650)	(45,703)
Other income (expense), net	(337)	(557)	(2,704)	(454)
Total other income and (expense)	(12,662)	(14,179)	(41,036)	(42,169)
Earnings Before Income Taxes	75,114	79,634	167,531	172,207
Income taxes	28,109	30,329	62,950	64,172
Net Income	47,005	49,305	104,581	108,035
Dividends on Preference Stock	2,251	1,551	5,453	4,652
Net Income After Dividends on Preference Stock	$44,754	$47,754	$99,128	$103,383
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Income	$47,005	$49,305	$104,581	$108,035
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $58, $90, $238 and $270, respectively	93	143	379	429
Total other comprehensive income (loss)	93	143	379	429
Comprehensive Income	$47,098	$49,448	$104,960	$108,464
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$104,581	$108,035
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	116,626	109,132
Deferred income taxes	55,911	132,367
Allowance for equity funds used during construction	(4,318)	(3,988)
Pension, postretirement, and other employee benefits	9,279	4,361
Stock based compensation expense	1,389	1,346
Other, net	2,509	3,839
Changes in certain current assets and liabilities —
-Receivables	(49,690)	(10,995)
-Prepayments	2,568	3,066
-Fossil fuel stock	24,475	14,055
-Materials and supplies	(2,683)	(3,859)
-Prepaid income taxes	23,515	28,108
-Accounts payable	(9,132)	(453)
-Accrued taxes	20,648	18,566
-Accrued compensation	(5,974)	(4,263)
-Over recovered regulatory clause revenues	(17,092)	7,387
-Other current liabilities	5,258	(925)
Net cash provided from operating activities	277,870	405,779
Investing Activities:
Property additions	(205,161)	(239,705)
Cost of removal, net of salvage	(12,563)	(20,931)
Change in construction payables	6,752	(542)
Payments pursuant to long-term service agreements	(3,843)	(6,184)
Other investing activities	306	627
Net cash used for investing activities	(214,509)	(266,735)
Financing Activities:
Decrease in notes payable, net	(65,077)	(91,699)
Proceeds —
Common stock issued to parent	40,000	40,000
Capital contributions from parent company	1,936	1,569
Preference stock	50,000	—
Pollution control revenue bonds	63,000	—
Senior notes	90,000	100,000
Redemptions —
Pollution control revenue bonds	(63,000)	—
Senior notes	(90,000)	(91,363)
Payment of preference stock dividends	(4,753)	(4,652)
Payment of common stock dividends	(86,550)	(86,850)
Other financing activities	(3,209)	(468)
Net cash used for financing activities	(67,653)	(133,463)
Net Change in Cash and Cash Equivalents	(4,292)	5,581
Cash and Cash Equivalents at Beginning of Period	32,167	17,328
Cash and Cash Equivalents at End of Period	$27,875	$22,909
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2,291 and $1,846 capitalized for 2013 and 2012, respectively)	$33,433	$38,806
Income taxes, net	(17,064)	(101,825)
Noncash transactions — accrued property additions at end of period	30,846	25,115
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$27,875	$32,167
Receivables —
Customer accounts receivable	83,132	58,449
Unbilled revenues	61,322	53,363
Under recovered regulatory clause revenues	33,759	6,138
Other accounts and notes receivable	9,613	11,859
Affiliated companies	783	13,624
Accumulated provision for uncollectible accounts	(1,172)	(1,490)
Fossil fuel stock, at average cost	130,044	153,710
Materials and supplies, at average cost	56,048	53,365
Other regulatory assets, current	26,465	30,576
Prepaid expenses	18,881	62,877
Other current assets	2,271	2,690
Total current assets	449,021	477,328
Property, Plant, and Equipment:
In service	4,323,305	4,260,844
Less accumulated provision for depreciation	1,196,883	1,168,055
Plant in service, net of depreciation	3,126,422	3,092,789
Construction work in progress	247,290	136,062
Total property, plant, and equipment	3,373,712	3,228,851
Other Property and Investments	15,442	15,737
Deferred Charges and Other Assets:
Deferred charges related to income taxes	51,715	50,139
Other regulatory assets, deferred	386,960	372,294
Other deferred charges and assets	36,563	33,053
Total deferred charges and other assets	475,238	455,486
Total Assets	$4,313,413	$4,177,402
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$60,000
Notes payable	58,693	127,002
Accounts payable —
Affiliated	81,588	66,161
Other	40,711	54,551
Customer deposits	34,783	34,749
Accrued taxes —
Accrued income taxes	21,136	45
Other accrued taxes	27,705	7,036
Accrued interest	17,742	12,364
Accrued compensation	8,991	14,966
Other regulatory liabilities, current	14,316	25,887
Liabilities from risk management activities	13,130	16,529
Other current liabilities	21,888	19,930
Total current liabilities	340,683	439,220
Long-term Debt	1,246,022	1,185,870
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	689,840	648,952
Accumulated deferred investment tax credits	4,393	5,408
Employee benefit obligations	128,631	126,871
Other cost of removal obligations	224,977	213,413
Other regulatory liabilities, deferred	47,090	47,863
Deferred capacity expense	169,504	137,568
Other deferred credits and liabilities	78,705	93,497
Total deferred credits and other liabilities	1,343,140	1,273,572
Total Liabilities	2,929,845	2,898,662
Preference Stock	146,535	97,998
Common Stockholder's Equity:
Common stock, without par value—
Authorized — 20,000,000 shares
Outstanding — September 30, 2013: 4,942,717 shares
— December 31, 2012: 4,542,717 shares	433,060	393,060
Paid-in capital	551,232	547,798
Retained earnings	253,943	241,465
Accumulated other comprehensive loss	(1,202)	(1,581)
Total common stockholder's equity	1,237,033	1,180,742
Total Liabilities and Stockholder's Equity	$4,313,413	$4,177,402
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(3.0)	(6.3)	$(4.3)	(4.1)
Gulf Power's net income after dividends on preference stock for the third quarter 2013 was $44.7 million compared to $47.7 million for the corresponding period in 2012. The decrease was primarily due to lower retail revenues and increases in operations and maintenance expenses.
Gulf Power's net income after dividends on preference stock for year-to-date 2013 was $99.1 million compared to $103.4 million for the corresponding period in 2012. The decrease was primarily due to an increase in depreciation, partially offset by a decrease in interest expense, net of amounts capitalized.
Retail Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(11.5)	(3.3)	$20.5	2.3
In the third quarter 2013, retail revenues were $335.9 million compared to $347.4 million for the corresponding period in 2012. For year-to-date 2013, retail revenues were $901.3 million compared to $880.8 million for the corresponding period in 2012.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2013		Year-to-Date 2013
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$347.4		$880.8
Estimated change in –
Rates and pricing	(2.5)	(0.7)	3.7	0.4
Sales growth (decline)	0.2	0.1	(1.4)	(0.1)
Weather	(1.3)	(0.4)	(2.4)	(0.3)
Fuel and other cost recovery	(7.9)	(2.3)	20.6	2.3
Retail – current year	$335.9	(3.3)%	$901.3	2.3%
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
Revenues associated with changes in rates and pricing decreased in the third quarter 2013 when compared to the corresponding period in 2012. The decrease was primarily due to lower revenues associated with decreases in environmental and energy conservation cost recovery clause rates.
Revenues associated with changes in rates and pricing increased year-to-date 2013 when compared to the corresponding period in 2012. The increase was primarily due to the retail base rate increase effective April 2012, partially offset by lower revenues associated with decreases in environmental and energy conservation cost recovery clause rates.
Revenues attributable to changes in sales increased in the third quarter 2013 when compared to the corresponding period in 2012. Weather-adjusted KWH energy sales to residential and commercial customers increased 0.8% primarily due to customer growth. KWH energy sales to industrial customers increased 0.3% due to decreased customer co-generation.
Revenues attributable to changes in sales decreased year-to-date 2013 when compared to the corresponding period in 2012. Weather-adjusted KWH energy sales to residential customers increased 0.5% primarily due to customer growth. Weather-adjusted KWH energy sales to commercial customers increased 0.2% primarily due to customer growth, partially offset by a decrease in customer usage. KWH energy sales to industrial customers decreased 2.6%, primarily due to changes in customers' operations.
Fuel and other cost recovery revenues decreased in the third quarter 2013 when compared to the corresponding period in 2012 primarily due to lower revenues associated with recoverable fuel costs, which were reduced by a payment received pursuant to the resolution of a contract dispute.
Fuel and other cost recovery revenues increased year-to-date 2013 when compared to the corresponding period in 2012 primarily due to higher recoverable fuel and energy conservation costs. Recoverable fuel costs increased primarily due to lower revenues from energy sales to affiliates, which are included in the determination of recoverable fuel costs. The increase was partially offset by a payment received pursuant to the resolution of a contract dispute. Energy conservation revenues increased due to higher expenses associated with energy conservation programs. Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and the difference between projected and actual costs and revenues related to energy conservation and environmental compliance. See FUTURE EARNINGS POTENTIAL –

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery" herein for additional information including the resolution of a contract dispute.
Wholesale Revenues – Non-Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$2.0	7.2	$(0.8)	(0.9)
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
In the third quarter 2013, wholesale revenues from sales to non-affiliates were $29.4 million compared to $27.4 million for the corresponding period in 2012. The increase was primarily due to higher energy revenues related to a 22.7% increase in KWH sales to unit power customers to serve their loads.
For year-to-date 2013, wholesale revenues from sales to non-affiliates were $82.5 million compared to $83.3 million for the corresponding period in 2012. The decrease was not material.
Wholesale Revenues – Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(13.4)	(44.5)	$(30.0)	(31.5)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the third quarter 2013, wholesale revenues from sales to affiliates were $16.7 million compared to $30.1 million for the corresponding period in 2012. The decrease was primarily due to lower energy revenues related to a 46.4% decrease in KWH sales that resulted from less Gulf Power generation being dispatched to serve affiliated companies' demand in the third quarter 2013 compared to the corresponding period in 2012. This decrease was partially offset by a 3.6% increase in the price of energy sold to affiliates in the third quarter 2013.
For year-to-date 2013, wholesale revenues from sales to affiliates were $65.2 million compared to $95.2 million for the corresponding period in 2012. The decrease was primarily due to lower energy revenues related to a 41.2% decrease in KWH sales that resulted from less Gulf Power generation being dispatched to serve affiliated companies' demand for year-to-date 2013 compared to the corresponding period in 2012. This decrease was partially offset by a 16.6% increase in the price of energy sold to affiliates for year-to-date 2013.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(24.6)	(15.3)	$(25.7)	(6.1)
Purchased power – non-affiliates	(1.1)	(6.5)	(0.3)	(0.8)
Purchased power – affiliates	5.0	46.8	11.6	62.5
Total fuel and purchased power expenses	$(20.7)		$(14.4)
In the third quarter 2013, total fuel and purchased power expenses were $169.2 million compared to $189.9 million for the corresponding period in 2012. The decrease was primarily due to a payment received pursuant to the resolution of a contract dispute. The remaining decrease was attributable to a 7.5% decrease in the volume of fuel and purchased power KWHs generated and purchased, partially offset by an increase of 8.1% in the average cost of fuel and purchased power.
For year-to-date 2013, total fuel and purchased power expenses were $468.9 million compared to $483.3 million for the corresponding period in 2012. The decrease was primarily due to a payment received pursuant to the resolution of a contract dispute. The remaining decrease was attributable to a 10.8% decrease in the volume of fuel and purchased power KWHs generated and purchased, partially offset by an increase of 13.6% in the average cost of fuel and purchased power.
Fuel and purchased power transactions do not have a significant impact on earnings since energy and capacity expenses are generally offset by energy and capacity revenues through Gulf Power's fuel cost and purchased power capacity recovery clauses. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery" and "– Purchased Power Capacity Recovery" herein for additional information including the resolution of a contract dispute.
Details of Gulf Power's generation and purchased power were as follows:

	Third Quarter 2013	Third Quarter 2012	Year-to-Date 2013	Year-to-Date 2012
Total generation (millions of KWHs)	2,692	2,642	6,978	7,633
Total purchased power (millions of KWHs)	1,593	1,992	4,602	5,352
Sources of generation (percent) –
Coal	64	63	62	61
Gas	36	37	38	39
Cost of fuel, generated (cents per net KWH) –
Coal(a)	3.33	4.56	4.09	4.41
Gas	4.17	4.39	4.05	4.00
Average cost of fuel, generated (cents per net KWH)(a)	3.64	4.50	4.07	4.25
Average cost of purchased power (cents per net KWH)(b)	4.48	3.57	4.01	2.97

(a)	Includes the effect of a payment received pursuant to the resolution of a contract dispute.

(b)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2013, fuel expense was $136.2 million compared to $160.8 million for the corresponding period in 2012. For year-to-date 2013, fuel expense was $397.4 million compared to $423.1 million for the corresponding period in 2012. The decreases were primarily due to a payment received pursuant to the resolution of a contract

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dispute. For the third quarter and year-to-date 2013, the average cost of fuel increased (decreased) (2.2%) and 2.8%, respectively, while the volume of KWHs generated increased (decreased) 1.9% and (8.6%), respectively.
Purchased Power – Non-Affiliates
In the third quarter 2013, purchased power expense from non-affiliates was $17.2 million compared to $18.3 million for the corresponding period in 2012. The decrease was primarily due to a 27.4% decrease in the volume of KWHs purchased, partially offset by a 30.2% increase in the average cost per KWH purchased.
For year-to-date 2013, purchased power expense from non-affiliates was $41.4 million compared to $41.7 million for the corresponding period in 2012. The decrease was not material.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2013, purchased power expense from affiliates was $15.8 million compared to $10.8 million for the corresponding period in 2012. The increase reflects an increase of $5.0 million in energy costs due to a 132.0% increase in the volume of KWHs purchased, partially offset by a 44.7% decrease in the average cost per KWH purchased.
For year-to-date 2013, purchased power expense from affiliates was $30.1 million compared to $18.5 million for the corresponding period in 2012. The increase reflects an increase of $12.1 million in energy costs, partially offset by a decrease of $0.5 million in capacity costs. The increase in energy costs was due to a 176.3% increase in the volume of KWHs purchased, partially offset by a 45.9% decrease in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$2.2	2.9	$2.7	1.2
In the third quarter 2013, other operations and maintenance expenses were $76.9 million compared to $74.7 million for the corresponding period in 2012. The increase was primarily due to increases of $4.7 million in labor and benefit-related expenses and $1.1 million in transmission service related to a third party PPA, partially offset by a decrease of $3.9 million in routine and planned maintenance expense primarily at generation facilities.
For year-to-date 2013, other operations and maintenance expenses were $232.5 million compared to $229.8 million for the corresponding period in 2012. The increase was primarily due to increases of $7.3 million in labor and benefit-related expenses and $4.1 million in transmission service related to a third party PPA, partially offset by a decrease of $8.8 million in routine and planned maintenance expense primarily at generation facilities.
The increased expense from transmission service did not have a significant impact on earnings since the expense was offset by purchased power capacity revenues through Gulf Power’s purchased power capacity recovery clause. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Purchased Power Capacity Recovery" herein for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$1.1	3.3	$6.9	6.5
In the third quarter 2013, depreciation and amortization was $37.3 million compared to $36.2 million for the corresponding period in 2012. For year-to-date 2013, depreciation and amortization was $111.5 million compared to $104.6 million for the corresponding period in 2012. The increases were primarily due to additions at generation facilities and other net additions to transmission and distribution facilities.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(0.7)	(4.4)	$(3.1)	(6.7)
In the third quarter 2013, interest expense, net of amounts capitalized was $14.0 million compared to $14.7 million for the corresponding period in 2012. For year-to-date 2013, interest expense, net of amounts capitalized was $42.6 million compared to $45.7 million for the corresponding period in 2012. The decreases were primarily due to lower interest rates on pollution control bonds, senior notes, and customer deposits.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(2.2)	(7.3)	$(1.2)	(1.9)
In the third quarter 2013, income taxes were $28.1 million compared to $30.3 million for the corresponding period in 2012. The decrease was primarily due to lower pre-tax earnings.
For year-to-date 2013, income taxes were $63.0 million compared to $64.2 million for the corresponding period in 2012. The decrease was primarily due to lower pre-tax earnings, partially offset by a decrease in state income tax credits, as well as a settlement with the IRS related to the production activities deduction. See Note 5 to the financial statements of Gulf Power under "Unrecognized Tax Benefits" in Item 8 of the Form 10-K for additional information on the settlement with the IRS.
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
Hurricane Katrina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" in Item 8 of the Form 10-K for additional information. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's dismissal of the case. The case is now concluded.
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's MATS rule, the Cross State Air Pollution Rule, and the EPA's SO2 rule.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's proposed regulation of the management and disposal of coal combustion byproducts. On September 30, 2013, the U.S. District Court for the District of Columbia issued an order granting partial summary judgment to the environmental groups and other parties, ruling that the EPA has a statutory obligation to review and revise, as necessary, the federal solid waste regulations applicable to coal combustion byproducts and, on October 29, 2013, directed the EPA to provide a proposed schedule to complete the rulemaking. The impact of this order depends on further judicial and regulatory action and, therefore, the ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
Although the outcome of the proposed regulations and guidelines cannot be determined at this time, additional restrictions on Gulf Power's greenhouse gas emissions at the federal or state level could result in significant additional compliance costs, including capital expenditures. These costs could affect future unit retirement and replacement decisions. Also, additional compliance costs and costs related to unit retirements could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.

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
On November 4, 2013, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2014. The net effect of the approved changes is a $65.2 million increase in annual revenue for 2014.
Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery" of Gulf Power in Item 7 and Notes 1 and 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Cost Recovery Clauses – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Under recovered fuel costs at September 30, 2013 totaled $10.0 million which is included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. The under recovered fuel cost balance included approximately $26.6 million received during the third quarter 2013 as a result of a payment from one of Gulf Power's fuel vendors pursuant to the resolution of a contract dispute. At December 31, 2012, the over recovered fuel costs totaled $17.1 million, which is included in other regulatory liabilities, current on Gulf Power's Condensed Balance Sheet herein.
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
Under recovered purchased power capacity costs at September 30, 2013 totaled $6.4 million compared to $0.8 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
Environmental Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Environmental Cost Recovery" of Gulf Power in Item 7 and Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery" in Item 8 of the Form 10-K for additional information.
Under recovered environmental costs at September 30, 2013 totaled $7.9 million compared to $1.9 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
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
Under recovered energy conservation costs at September 30, 2013 totaled $5.7 million compared to $0.8 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at September 30, 2013. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $277.9 million for the first nine months of 2013 compared to $405.8 million for the corresponding period in 2012. The $127.9 million decrease was primarily related to a decrease in cash flows associated with deferred income taxes and the recovery of fuel costs which moved from an over recovered to an under recovered position. Net cash used for investing activities totaled $214.5 million in the first nine months of 2013 primarily due to property additions to utility plant and costs of removal. Net cash used for financing activities totaled $67.7 million for the first nine months of 2013, primarily due to the payment of common stock dividends and the repayment of short-term debt, partially offset by issuances of common and preference stock. Fluctuations in cash flow from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2013 include a net increase of $144.9 million in property, plant, and equipment. Increases of $60.2 million in long-term debt, $48.5 million in preference stock, and $40.0 million in common stock due to the issuance of common stock to Southern Company were used to partially offset decreases of $68.3 million in notes payable and $60.0 million in securities due within one year. Accumulated deferred income tax liabilities also increased $40.9 million due to accelerated depreciation deductions.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, leases, derivative obligations, preference stock dividends, purchase commitments, trust funding requirements, and unrecognized tax benefits. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information. There are no requirements through September 30, 2014 to fund maturities of long-term debt.
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
At September 30, 2013, Gulf Power had approximately $27.9 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2013 were as follows:

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
These credit arrangements provide liquidity support to Gulf Power's commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2013 was approximately $69 million. In addition, at September 30, 2013, Gulf Power had $13.0 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months. Gulf Power also has substantial cash flows from operating activities and access to the capital markets to meet liquidity needs.
During the first nine months of 2013, Gulf Power entered into, amended, or renewed certain of its credit arrangements, the amounts of which are reflected in the table above. In March 2013, Gulf Power amended several credit arrangements, which extended the maturity dates from 2014 to 2016. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$59	0.2%	$66	0.2%	$131
Short-term bank debt	—	—%	5	1.2%	125
Total	$59	0.2%	$71	0.3%

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
Management believes that the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at September 30, 2013 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$92
Below BBB- and/or Baa3	457
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
Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the third quarter 2013 has not changed materially compared to the December 31, 2012 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Gulf Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Gulf Power continues to have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to natural gas purchases, Gulf Power continues to manage a financial hedging program for fuel purchased to operate its electric generating fleet implemented per the guidelines of the Florida PSC. As a result, Gulf Power had no material change in market risk exposure for the third quarter 2013 when compared with the December 31, 2012 reporting period.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in fair value of energy-related derivative contracts, substantially all of which are composed of regulatory hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(21)	$(23)
Contracts realized or settled	6	11
Current period changes(a)	(7)	(10)
Contracts outstanding at the end of the period, assets (liabilities), net	$(22)	$(22)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Natural gas swaps	$(1)	$1
Natural gas options	—	—
Other energy-related derivatives	—	—
Total changes	$(1)	$1
The net hedge volumes of energy-related derivative contracts were as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	85	79	71
Commodity – Natural gas options	—	—	—
Total hedge volume	85	79	71
The weighted average swap contract cost above market prices was approximately $0.26 per mmBtu as of September 30, 2013, $0.26 per mmBtu as of June 30, 2013, and $0.32 per mmBtu as of December 31, 2012. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Natural gas settlements are recovered through Gulf Power's fuel cost recovery clause.
Regulatory hedges relate to Gulf Power's fuel-hedging program where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through Gulf Power's fuel cost recovery clause.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2013 and 2012 for energy-related derivative contracts that are not hedges were not material.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gulf Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

	September 30, 2013 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(22)	(11)	(9)	(2)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(22)	$(11)	$(9)	$(2)
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
In June 2013, Gulf Power entered into a 90-day floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $125 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Gulf Power's continuous construction program. This bank loan was repaid in July 2013.
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
In June 2013, Gulf Power issued 500,000 shares of Series 2013A 5.60% Preference Stock and realized proceeds of $50 million. Gulf Power also issued $90 million aggregate principal amount of Series 2013A 5.00% Senior Notes due June 15, 2043. The proceeds from the sale of the Preference Stock, together with the proceeds from the issuance of the Series 2013A Senior Notes, were used to repay at maturity $60 million aggregate principal amount of Gulf Power's Series G 4.35% Senior Notes due July 15, 2013, to repay a portion of a 90-day floating rate bank loan in an aggregate principal amount outstanding of $125 million, for a portion of the redemption in July 2013 of $30 million aggregate principal amount outstanding of Gulf Power’s Series H 5.25% Senior Notes due July 15, 2033, and for general corporate purposes, including Gulf Power’s continuous construction program.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$230,710	$220,296	$613,274	$578,744
Wholesale revenues, non-affiliates	82,937	77,017	219,984	195,364
Wholesale revenues, affiliates	6,999	4,232	31,242	13,596
Other revenues	4,560	3,874	13,075	12,513
Total operating revenues	325,206	305,419	877,575	800,217
Operating Expenses:
Fuel	138,148	127,576	384,905	321,664
Purchased power, non-affiliates	2,077	1,357	5,222	4,434
Purchased power, affiliates	14,691	15,683	28,302	35,386
Other operations and maintenance	56,907	53,541	166,175	168,937
Depreciation and amortization	22,202	21,136	67,644	66,134
Taxes other than income taxes	21,071	19,975	60,760	60,312
Estimated loss on Kemper IGCC	150,000	—	1,062,000	—
Total operating expenses	405,096	239,268	1,775,008	656,867
Operating Income (Loss)	(79,890)	66,151	(897,433)	143,350
Other Income and (Expense):
Allowance for equity funds used during construction	32,624	17,763	87,740	43,460
Interest expense, net of amounts capitalized	(8,728)	(9,735)	(29,526)	(30,563)
Other income (expense), net	(375)	2,584	(4,184)	2,303
Total other income and (expense)	23,521	10,612	54,030	15,200
Earnings (Loss) Before Income Taxes	(56,369)	76,763	(843,403)	158,550
Income taxes (benefit)	(32,687)	21,705	(355,156)	42,344
Net Income (Loss)	(23,682)	55,058	(488,247)	116,206
Dividends on Preferred Stock	433	433	1,299	1,299
Net Income (Loss) After Dividends on Preferred Stock	$(24,115)	$54,625	$(489,546)	$114,907
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Income (Loss)	$(23,682)	$55,058	$(488,247)	$116,206
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $-, $- and $(296), respectively	—	1	—	(477)
Reclassification adjustment for amounts included in net income, net of tax of $131, $131, $394 and $279, respectively	212	212	637	450
Total other comprehensive income (loss)	212	213	637	(27)
Comprehensive Income (Loss)	$(23,470)	$55,271	$(487,610)	$116,179
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating Activities:
Net income (loss)	$(488,247)	$116,206
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities —
Depreciation and amortization, total	68,436	65,902
Deferred income taxes	(391,143)	8,527
Investment tax credits received	45,228	38,811
Allowance for equity funds used during construction	(87,740)	(43,460)
Pension, postretirement, and other employee benefits	12,876	6,700
Hedge settlements	—	(15,983)
Stock based compensation expense	2,029	1,718
Regulatory assets associated with Kemper IGCC	(23,545)	(11,921)
Estimated loss on Kemper IGCC	1,062,000	—
Kemper regulatory deferral	61,997	—
Other, net	8,792	7,086
Changes in certain current assets and liabilities —
-Receivables	(40,003)	(17,622)
-Fossil fuel stock	59,608	(19,888)
-Materials and supplies	(8,029)	(2,683)
-Prepaid income taxes	33,793	2,517
-Other current assets	(1,710)	(14,652)
-Accounts payable	17,397	13,581
-Accrued taxes	(2,334)	2,361
-Accrued interest	15,153	16,015
-Accrued compensation	(8,543)	(4,830)
-Over recovered regulatory clause revenues	(49,247)	10,982
-Other current liabilities	—	(1,488)
Net cash provided from operating activities	286,768	157,879
Investing Activities:
Property additions	(1,221,519)	(1,169,653)
Cost of removal, net of salvage	(5,769)	(3,092)
Construction payables	(6,200)	97,360
Capital grant proceeds	4,500	10,058
Proceeds from asset sales	79,020	—
Other investing activities	(3,659)	(12,891)
Net cash used for investing activities	(1,153,627)	(1,078,218)
Financing Activities:
Proceeds —
Capital contributions from parent company	601,197	429,272
Bonds-Other	31,092	25,613
Senior notes issuances	—	600,000
Interest-bearing refundable deposit related to asset sale	—	150,000
Other long-term debt issuances	475,000	—
Redemptions —
Bonds-Other	(82,563)	—
Capital leases	(82)	(633)
Other long-term debt	(125,000)	(205,000)
Return of paid in capital	(60,614)	—
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	(71,956)	(80,100)
Other financing activities	(1,845)	7,597
Net cash provided from financing activities	763,930	925,450
Net Change in Cash and Cash Equivalents	(102,929)	5,111
Cash and Cash Equivalents at Beginning of Period	145,008	211,585
Cash and Cash Equivalents at End of Period	$42,079	$216,696
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $53,450 and $45,079, net of $37,882 and $22,131 capitalized for 2013 and 2012, respectively)	$15,568	$22,948
Income taxes, net	(48,307)	(11,737)
Noncash transactions — accrued property additions at end of period	208,663	233,262
Noncash transactions — capital lease obligation	82,915	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$42,079	$145,008
Receivables —
Customer accounts receivable	50,679	29,561
Unbilled revenues	38,802	32,688
Other accounts and notes receivable	5,580	7,517
Affiliated companies	39,334	27,160
Accumulated provision for uncollectible accounts	(636)	(373)
Fossil fuel stock, at average cost	116,955	176,378
Materials and supplies, at average cost	42,289	34,260
Other regulatory assets, current	55,375	55,302
Prepaid income taxes	96,914	129,835
Other current assets	5,270	17,170
Total current assets	492,641	654,506
Property, Plant, and Equipment:
In service	3,313,524	3,036,159
Less accumulated provision for depreciation	1,101,682	1,065,474
Plant in service, net of depreciation	2,211,842	1,970,685
Construction work in progress	2,339,396	2,393,145
Total property, plant, and equipment	4,551,238	4,363,830
Other Property and Investments	4,912	4,887
Deferred Charges and Other Assets:
Deferred charges related to income taxes	110,978	71,869
Other regulatory assets, deferred	259,906	236,225
Other deferred charges and assets	52,618	42,304
Total deferred charges and other assets	423,502	350,398
Total Assets	$5,472,293	$5,373,621
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Liabilities:
Securities due within one year	$152,509	$276,471
Interest-bearing refundable deposit related to asset sale	150,000	150,000
Accounts payable —
Affiliated	65,065	54,769
Other	263,913	262,992
Customer deposits	14,394	14,202
Accrued taxes —
Accrued income taxes	8,903	2,339
Other accrued taxes	61,117	69,376
Accrued interest	45,529	30,376
Accrued compensation	7,163	15,706
Other regulatory liabilities, current	11,846	5,376
Over recovered regulatory clause liabilities	28,091	77,338
Other current liabilities	24,825	31,882
Total current liabilities	833,355	990,827
Long-term Debt	2,069,938	1,564,462
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	29,086	244,958
Deferred credits related to income taxes	8,818	10,106
Accumulated deferred investment tax credits	284,496	370,554
Employee benefit obligations	161,938	157,421
Other cost of removal obligations	150,028	143,461
Other regulatory liabilities, deferred	117,804	56,984
Other deferred credits and liabilities	52,891	52,860
Total deferred credits and other liabilities	805,061	1,036,344
Total Liabilities	3,708,354	3,591,633
Redeemable Preferred Stock	32,780	32,780
Common Stockholder's Equity:
Common stock, without par value —
Authorized —1,130,000 shares
Outstanding—1,121,000 shares	37,691	37,691
Paid-in capital	1,944,336	1,401,520
Retained earnings (deficit)	(242,792)	318,710
Accumulated other comprehensive loss	(8,076)	(8,713)
Total common stockholder's equity	1,731,159	1,749,208
Total Liabilities and Stockholder's Equity	$5,472,293	$5,373,621
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
On October 28, 2013, Mississippi Power revised the scheduled in-service date for the Kemper IGCC to the fourth quarter 2014 and further revised its cost estimate for the Kemper IGCC to approximately $4.02 billion, net of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and certain exceptions to the $2.88 billion cost cap established by the Mississippi PSC. Mississippi Power does not intend to seek any joint owner contributions or rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, excluding the cost of the lignite mine and equipment, the cost of the carbon dioxide (CO2) pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions) and net of the DOE Grants.
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
Mississippi Power continues to focus on several key performance indicators. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, Mississippi Power's retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Mississippi Power in Item 7 of the Form 10-K/A. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for information regarding the revisions to the cost estimate for the Kemper

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IGCC that have negatively impacted Mississippi Power's actual performance on net income after dividends on preferred stock, one of its key performance indicators, for 2013 as compared to the target.
RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(78.7)	N/M	$(604.4)	N/M
N/M - Not meaningful
Mississippi Power's net loss after dividends on preferred stock for the third quarter 2013 was $24.1 million compared to net income after dividends on preferred stock of $54.6 million for the corresponding period in 2012. The decrease was primarily related to a $150.0 million pre-tax charge ($92.6 million after tax) for a revision of estimated costs expected to be incurred on Mississippi Power’s construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of $245.3 million of DOE Grants and the Cost Cap Exceptions. The loss was partially offset by an increase in AFUDC equity primarily related to the construction of the Kemper IGCC and an increase in revenues primarily due to retail and wholesale base rate increases and a retail rate increase related to the Kemper IGCC cost recovery that became effective in April 2013.
For year-to-date 2013, the net loss after dividends on preferred stock was $489.5 million compared to net income after dividends on preferred stock of $114.9 million for the corresponding period in 2012. The decrease was primarily related to $1.06 billion in pre-tax charges ($655.8 million after tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of $245.3 million of DOE Grants and the Cost Cap Exceptions. These losses were partially offset by an increase in AFUDC equity primarily related to the construction of the Kemper IGCC, an increase in revenues primarily due to retail and wholesale base rate increases and a retail rate increase related to the Kemper IGCC cost recovery that became effective in April 2013, and a decrease in non-fuel operations and maintenance expenses.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K/A and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Retail Revenues

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$10.4	4.7	$34.6	6.0
In the third quarter 2013, retail revenues were $230.7 million compared to $220.3 million for the corresponding period in 2012. For year-to-date 2013, retail revenues were $613.3 million compared to $578.7 million for the corresponding period in 2012.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2013		Year-to-Date 2013
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$220.3		$578.7
Estimated change in –
Rates and pricing	6.5	3.0	11.0	1.9
Sales growth (decline)	3.2	1.4	3.6	0.6
Weather	(3.2)	(1.5)	(2.8)	(0.5)
Fuel and other cost recovery	3.9	1.8	22.8	4.0
Retail – current year	$230.7	4.7%	$613.3	6.0%
Revenues associated with changes in rates and pricing increased in the third quarter 2013 when compared to the corresponding period in 2012 primarily due to a rate increase related to Kemper IGCC cost recovery that became effective in April 2013.
Revenues associated with changes in rates and pricing increased year-to-date 2013 when compared to the corresponding period in 2012 due to increases totaling $15.7 million related to a base rate increase and a rate increase related to Kemper IGCC cost recovery that became effective in April 2013, partially offset by a $4.7 million retail refund related to the annual PEP lookback filing.
See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" and "Retail Regulatory Matters – Mississippi Power – Performance Evaluation Plan" herein for additional information.
Revenues attributable to changes in sales increased in the third quarter 2013 when compared to the corresponding period in 2012. KWH energy sales to industrial customers increased 8.1% due to increased usage by larger customers. Weather-adjusted KWH energy sales to residential customers increased 1.9% when compared to the corresponding period in 2012 due to an increase in the number of residential customers. Weather-adjusted KWH energy sales to commercial customers decreased 0.3% when compared to the corresponding period in 2012 due to slower commercial economic activity.
Revenues attributable to changes in sales increased for year-to-date 2013 when compared to the corresponding period in 2012. KWH energy sales to industrial customers increased 1.2% due to increased usage by larger customers. Weather-adjusted KWH energy sales to residential customers decreased 0.1% when compared to the corresponding period in 2012 due to slower residential usage growth. Weather-adjusted KWH energy sales to commercial customers were flat.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2013 when compared to the corresponding periods in 2012 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
The retail portion of ad valorem tax expense is recoverable under Mississippi Power's ad valorem tax cost recovery clause and, therefore, does not affect net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$5.9	7.7	$24.6	12.6
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
In the third quarter 2013, wholesale revenues from sales to non-affiliates were $82.9 million compared to $77.0 million for the corresponding period in 2012. The increase was due to a $3.8 million increase in base revenues primarily resulting from a wholesale base rate increase effective April 1, 2013 and a $2.1 million increase in energy revenues, of which $1.9 million was primarily associated with higher fuel prices in the third quarter 2013 compared to the corresponding period in 2012.
For year-to-date 2013, wholesale revenues from sales to non-affiliates were $220.0 million compared to $195.4 million for the corresponding period in 2012. The increase was due to an $11.8 million increase in base revenues primarily resulting from wholesale base rate increases effective April 1, 2012 and 2013 and a $12.8 million increase in energy revenues, of which $11.1 million was associated with higher fuel prices and $1.7 million was associated with an increase in KWH sales due to increased non-territorial sales for year-to-date 2013 compared to the corresponding period in 2012.
Wholesale Revenues – Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$2.8	65.4	$17.6	129.8
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliated sales and purchases are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2013, wholesale revenues from sales to affiliates were $7.0 million compared to $4.2 million for the corresponding period in 2012. The increase was primarily due to a $1.4 million increase in energy revenues, of which $0.6 million was associated with an increase in KWH sales and $0.8 million was associated with higher prices, and a $1.4 million increase in capacity payments from affiliates.
For year-to-date 2013, wholesale revenues from sales to affiliates were $31.2 million compared to $13.6 million for the corresponding period in 2012. The increase was primarily due to a $16.3 million increase in energy revenues, of which $9.3 million was associated with an increase in KWH sales and $7.0 million was associated with higher prices, and a $1.3 million increase in capacity payments from affiliates.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$10.6	8.3	$63.2	19.7
Purchased power – non-affiliates	0.7	53.1	0.8	17.8
Purchased power – affiliates	(1.0)	(6.3)	(7.1)	(20.0)
Total fuel and purchased power expenses	$10.3		$56.9
In the third quarter 2013, total fuel and purchased power expenses were $154.9 million compared to $144.6 million for the corresponding period in 2012. The increase was primarily due to an $11.4 million increase in the total volume of KWHs generated and purchased, partially offset by a $1.1 million decrease in the cost of fuel and purchased power.
For year-to-date 2013, total fuel and purchased power expenses were $418.4 million compared to $361.5 million for the corresponding period in 2012. The increase was primarily due to a $38.2 million increase in the total volume of KWHs generated and purchased and an $18.7 million increase in the cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2013	Third Quarter 2012	Year-to-Date 2013	Year-to-Date 2012
Total generation (millions of KWHs)	3,688	3,534	10,645	9,875
Total purchased power (millions of KWHs)	469	523	1,070	1,436
Sources of generation (percent) –
Coal	43	35	38	29
Gas	57	65	62	71
Cost of fuel, generated (cents per net KWH) –
Coal	5.12	5.29	5.01	5.03
Gas	3.08	3.07	3.14	2.87
Average cost of fuel, generated (cents per net KWH)	4.03	3.91	3.91	3.55
Average cost of purchased power (cents per net KWH)	3.58	3.26	3.13	2.77
Fuel
In the third quarter 2013, fuel expense was $138.2 million compared to $127.6 million for the corresponding period in 2012. The increase was primarily due to a 3.1% increase in the average cost of fuel per KWH generated and a 5.1% increase in the volume of KWHs generated resulting from increased non-territorial sales in the third quarter 2013 as compared to the corresponding period in 2012.
For year-to-date 2013, fuel expense was $384.9 million compared to $321.7 million for the corresponding period in 2012. The increase was primarily due to a 10.1% increase in the average cost of fuel per KWH generated and a 8.5% increase in the volume of KWHs generated resulting from increased non-territorial sales in 2013 as compared to the corresponding period in 2012.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power - Non-Affiliates
In the third quarter 2013, purchased power expense from non-affiliates was $2.1 million compared to $1.4 million for the corresponding period in 2012. The increase was primarily the result of a 9.4% increase in the volume of KWHs purchased and a 39.9% increase in the average cost per KWH purchased.
For year-to-date 2013, purchased power expense from non-affiliates was $5.2 million compared to $4.4 million for the corresponding period in 2012. The increase was primarily the result of a 14.6% increase in the average cost per KWH purchased and a 2.7% increase in the volume of KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
In the third quarter 2013, purchased power expense from affiliates was $14.7 million compared to $15.7 million for the corresponding period in 2012. The decrease was primarily due to a 14.2% decrease in the volume of KWHs purchased, partially offset by a 9.1% increase in the average cost per KWH purchased.
For year-to-date 2013, purchased power expense from affiliates was $28.3 million compared to $35.4 million for the corresponding period in 2012. The decrease was primarily due to a 31.4% decrease in the volume of KWHs purchased, partially offset by a 16.6% increase in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$3.4	6.3	$(2.7)	(1.6)
In the third quarter 2013, other operations and maintenance expenses were $56.9 million compared to $53.5 million for the corresponding period in 2012. The increase was primarily due to a $1.7 million increase in generation maintenance expenses related to scheduled outages, a $1.0 million increase in transmission expenses related to survey costs, and a $0.5 million increase in labor expenses.
For year-to-date 2013, other operations and maintenance expenses were $166.2 million compared to $168.9 million for the corresponding period in 2012. The decrease was primarily due to a $3.2 million decrease in labor expenses, a $3.0 million decrease in generation maintenance expenses related to scheduled outages and environmental-related costs, and a $1.3 million decrease in distribution expenses related to the timing of overhead line maintenance and vegetation management costs. These decreases were partially offset by a $4.0 million increase in administrative and general expenses primarily related to pension expense. See Note (F) to the Condensed Financial Statements herein for additional information regarding pension expense.
Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$1.1	5.0	$1.5	2.3
In the third quarter 2013, depreciation and amortization was $22.2 million compared to $21.1 million for the corresponding period in 2012. For year-to-date 2013, depreciation and amortization was $67.6 million compared to $66.1 million for the corresponding period in 2012. The increases were primarily due to a $1.6 million increase in

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ECO Plan amortization for both periods and increases of $0.7 million and $1.3 million in amortization resulting from the plant acquisition adjustment related to the purchase of Plant Daniel Units 3 and 4 for the third quarter 2013 and year-to-date 2013, respectively. These increases were partially offset by a $0.8 million decrease in amortization resulting from a regulatory deferral associated with the capital lease related to the Kemper IGCC air separation unit for both periods.
See Note 1 to the financial statements of Mississippi Power under "Purchase of the Plant Daniel Combined Cycle Generating Units" and "Depreciation and Amortization" in Item 8 of the Form 10-K/A for additional information on the purchase of Plant Daniel Units 3 and 4. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information on the Kemper IGCC, including the Kemper IGCC air separation unit.
Taxes Other Than Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$1.1	5.5	$0.5	0.7
In the third quarter 2013, taxes other than income taxes were $21.1 million compared to $20.0 million for the corresponding period in 2012. The increase was primarily due to a $0.9 million increase in franchise taxes and a $0.3 million increase in payroll taxes.
For year-to-date 2013, taxes other than income taxes were $60.8 million compared to $60.3 million for the corresponding period in 2012. The increase was primarily due to a $2.6 million increase in franchise taxes, partially offset by a $1.9 million decrease in ad valorem taxes. The retail portion of ad valorem taxes is recoverable under Mississippi Power's ad valorem tax cost recovery clause and, therefore, does not affect net income.
Estimated Loss on Kemper IGCC

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$150.0	N/M	$1,062.0	N/M
N/M - Not meaningful
In the third quarter 2013 and year-to-date 2013, estimated probable losses on the Kemper IGCC of $150.0 million and $1.06 billion, respectively, were recorded to reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and the Cost Cap Exceptions.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K/A and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$14.8	83.7	$44.2	101.9
In the third quarter 2013, AFUDC equity was $32.6 million compared to $17.8 million for the corresponding period in 2012. For year-to-date 2013, AFUDC equity was $87.7 million compared to $43.5 million for the corresponding period in 2012. These increases were primarily due to the construction of the Kemper IGCC. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Form 10-K/A and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(1.0)	(10.3)	$(1.1)	(3.4)
In the third quarter 2013, interest expense, net of amounts capitalized was $8.7 million compared to $9.7 million for the corresponding period in 2012. Amounts capitalized primarily resulting from AFUDC debt associated with the Kemper IGCC in the third quarter 2013 were $14.3 million compared to $9.7 million for the corresponding period in 2012. This increase was partially offset by a $2.4 million increase in interest expense associated with issuances of new long-term debt and a $1.0 million increase in interest expense on the regulatory liability related to the Kemper IGCC rate recovery.
For year-to-date 2013, interest expense, net of amounts capitalized was $29.5 million compared to $30.6 million for the corresponding period in 2012. Amounts capitalized primarily resulting from AFUDC debt associated with the Kemper IGCC for year-to-date 2013 were $37.9 million compared to $22.1 million for the corresponding period in 2012. The change in AFUDC debt along with a $2.2 million decrease in interest expense associated with the redemption of long-term debt in 2012 was offset by an $11.2 million increase in interest expense associated with issuances of new long-term debt, a $3.7 million increase in interest expense on the SMEPA deposit received in March 2012 related to the pending purchase of an undivided interest in the Kemper IGCC, and a $1.9 million increase in interest expense on the regulatory liability related to the Kemper IGCC rate recovery.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K/A and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Other Income (Expense), Net

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(3.0)	N/M	$(6.5)	N/M
N/M - Not meaningful
In the third quarter 2013, other income (expense), net was $(0.4) million compared to $2.6 million for the corresponding period in 2012. For year-to-date 2013, other income (expense), net was $(4.2) million compared to $2.3 million for the corresponding period in 2012. These decreases were primarily due to increases in consulting fees of $1.6 million and $4.9 million for the third quarter 2013 and year-to-date 2013, respectively.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(54.4)	N/M	$(397.5)	N/M
N/M - Not meaningful
In the third quarter 2013, income taxes were $(32.7) million compared to $21.7 million for the corresponding period in 2012. For year-to-date 2013, income taxes were $(355.2) million compared to $42.3 million for the corresponding period in 2012. These decreases were primarily due to the reduction in pre-tax earnings (loss) related to the estimated probable losses on the Kemper IGCC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the successful completion of ongoing construction projects, primarily the Kemper IGCC. Future earnings in the near term will depend, in part, upon maintaining energy sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Changes in regional and global economic conditions may impact sales for Mississippi Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A of the Form 10-K and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K/A.
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
New Source Review Actions
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – New Source Review Actions" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Environmental Matters – New Source Review Actions" in Item 8 of the Form 10-K/A for additional information. On September 19, 2013, a three-judge panel of the U.S. Court of Appeals for the Eleventh Circuit affirmed in part and reversed in part the 2011 judgment of the U.S. District Court for the Northern District of Alabama in favor of Alabama Power, which was based on the exclusion of the testimony of certain of the EPA's experts, and remanded the case back to the U.S. District Court for the Northern District of Alabama for further proceedings. On October 31, 2013, Alabama Power filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for rehearing. In February 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the 2011 judgment and recusal of the judge in the case involving Alabama Power (including claims related to the unit co-owned by Mississippi Power), which remains pending. The ultimate outcome of these matters cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Mississippi Power in Item 7 of the Form 10-K/A for additional information regarding the EPA's MATS rule, the Cross State Air Pollution Rule, and the EPA's SO2 rule.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Coal Combustion Byproducts
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Coal Combustion Byproducts" of Mississippi Power in Item 7 of the Form 10-K/A for additional information regarding the EPA's proposed regulation of the management and disposal of coal combustion byproducts. On September 30, 2013, the U.S. District Court for the District of Columbia issued an order granting partial summary judgment to the environmental groups and other parties, ruling that the EPA has a statutory obligation to review and revise, as necessary, the federal solid waste regulations applicable to coal combustion byproducts and, on October 29, 2013, directed the EPA to provide a proposed schedule to complete the rulemaking. The impact of this order depends on further judicial and regulatory action and, therefore, the ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 of the Form 10-K/A for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
Although the outcome of the proposed regulations and guidelines cannot be determined at this time, additional restrictions on Mississippi Power's greenhouse gas emissions at the federal or state level could result in significant additional compliance costs, including capital expenditures. These costs could affect future unit retirement and replacement decisions. Also, additional compliance costs and costs related to unit retirements could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
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
In April 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. In May 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court of Harrison County, Mississippi (Chancery Court). These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project in December 2015. As of September 30, 2013, total project expenditures were $278.3 million, of which Mississippi Power's portion was $139.2 million, excluding AFUDC of $6.6 million. The ultimate outcome of this matter cannot be determined at this time.
On August 13, 2013, the Mississippi PSC approved Mississippi Power’s 2013 ECO Plan filing which proposed no change in rates.

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
On March 5, 2013, the Mississippi PSC approved a $35.5 million decrease of the annual retail fuel cost recovery factor, or 4.7% of total 2012 retail revenue, effective March 19, 2013.
At September 30, 2013, the amount of over recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheets herein was $21.8 million compared to $56.6 million at December 31, 2012. Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At September 30, 2013, the amount of over recovered wholesale MRA and MB fuel costs included on Mississippi Power's Condensed Balance Sheets herein was $9.1 million and $0.6 million, respectively, compared to $19.0 million and $2.1 million, respectively, at December 31, 2012. In addition, at September 30, 2013, the amount of under recovered MRA emissions allowance cost included on Mississippi Power's Condensed Balance Sheets herein was $3.4 million compared to $0.4 million at December 31, 2012. Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor have no significant effect on Mississippi Power's revenues or net income, but will affect cash flow.
Ad Valorem Tax Adjustment
On June 4, 2013, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2013, which included an annual rate increase of 0.9%, or $7.1 million, due to an increase in ad valorem taxes resulting from the expiration of a tax exemption related to Plant Daniel Units 3 and 4. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Taxes Other Than Income Taxes" of Mississippi Power in Item 7 of the Form 10-K/A for additional information.
Storm Damage Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Storm Damage Cost Recovery" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Storm Damage Cost Recovery" in Item 8 in the Form 10-K/A for information regarding Mississippi Power's storm damage cost recovery. Mississippi Power maintains a reserve to cover the cost of damage from major storms to its transmission and distribution facilities and generally the cost of uninsured damage to its generation facilities and other property. At September 30, 2013, the balance in the storm reserve was $59.2 million.
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
Kemper IGCC Construction Schedule and Cost Estimate
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC Order was $2.4 billion, net of $245 million of DOE Grants, the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. Exceptions to the $2.88 billion cost cap include the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions as contemplated in the Settlement Agreement (described below) and the 2012 MPSC Order. Recovery of the Cost Cap Exception amounts remains subject to review and approval by the Mississippi PSC. The Kemper IGCC was originally scheduled to be placed in service in May 2014.
On October 28, 2013, Mississippi Power revised the scheduled in-service date for the Kemper IGCC to the fourth quarter 2014 primarily as the result of lower-than-planned installation levels for piping as well as abnormally wet weather. Also on October 28, 2013, Mississippi Power further revised its cost estimate for the Kemper IGCC to approximately $4.02 billion, net of the DOE Grants and the Cost Cap Exceptions. Estimated amounts of the Cost Cap Exceptions include $245 million for the lignite mine and equipment, $115 million for the CO2 pipeline facilities, $426 million of AFUDC, and $101 million of certain general exceptions. Additionally, Mississippi Power expects to defer $91 million of non-capital Kemper IGCC-related costs to a regulatory asset.
Mississippi Power recorded a pre-tax charge to income for an estimated probable loss of $462.0 million ($285.3 million after tax) in the first quarter 2013 as a result of additional cost pressures, including labor costs, piping and other material costs, engineering and support costs, and productivity decreases. Mississippi Power recorded a pre-tax charge to income for an estimated probable loss of $450.0 million ($277.9 million after tax) in the second quarter 2013 as a result of additional cost pressures, including labor costs, piping and other material costs, engineering and support costs, start-up costs, and decreases in construction labor productivity. Mississippi Power recorded a pre-tax charge to income for an estimated probable loss of $150.0 million ($92.6 million after tax) in the third quarter 2013 primarily as a result of the schedule extension.
Mississippi Power does not intend to seek any joint owner contributions or rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, excluding the Cost Cap Exceptions and net of the DOE Grants. See RESULTS OF OPERATIONS – "Estimated Loss on Kemper IGCC" for additional information.
Mississippi Power could experience further construction cost increases and/or schedule extensions with respect to the Kemper IGCC as a result of factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, or contractor or supplier delay or non-performance under construction or other agreements. Furthermore, Mississippi Power could also experience further schedule extensions associated with start-up activities for this "first-of-a-kind" technology, including major equipment failure, system integration, and operations, and/or unforeseen engineering problems, which would result

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in further cost increases and could result in the loss of certain tax benefits related to bonus depreciation. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap will be reflected in Mississippi Power's statements of income and these changes could be material.
As of September 30, 2013, Mississippi Power had incurred total costs of $3.61 billion on the Kemper IGCC. These costs include $2.94 billion for the portion of the Kemper IGCC subject to the construction cost cap, $223.9 million for the lignite mine and equipment, $91.9 million for the CO2 pipeline facilities, $232.2 million of AFUDC, and $67.6 million of certain general exceptions. Also included in this total is $55.2 million of certain regulatory assets. Of this total, $2.41 billion was included in CWIP (which is net of the DOE Grants and estimated probable losses of $1.14 billion), $59.1 million in other regulatory assets, and $3.9 million in other deferred charges and assets on Mississippi Power's Condensed Balance Sheet herein, and $1.0 million was previously expensed. Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset during the construction period, subject to review of such costs by the Mississippi PSC. This includes deferred costs associated with the generation resource planning, evaluation, and screening activities. The amortization period for any such costs approved for recovery will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings.
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
On January 24, 2013, Mississippi Power entered into a settlement agreement (Settlement Agreement) with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC. Under the Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions (excluding AFUDC) as well as any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. Mississippi Power intends to finance (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and the Cost Cap Exceptions, (2) the accrued AFUDC, and (3) exceptions not provided for in the Seven-Year Rate Plan (discussed below) through securitization as provided in State of Mississippi legislation. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective after the Kemper IGCC is placed in service and following completion of the Mississippi PSC's final prudence review of costs for the Kemper IGCC.
Under the terms of the Settlement Agreement, Mississippi Power and the Mississippi PSC agreed to follow certain regulatory procedures and schedules for resolving the cost recovery matters related to the Kemper IGCC. These procedures and schedules include the following: (1) Mississippi Power's filing on January 25, 2013 of a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013, to be recorded to a regulatory liability to be used to mitigate rate impacts when the Kemper IGCC is placed in service; (2) the Mississippi PSC's decision on that matter on March 5, 2013; (3) Mississippi Power's collaboration with the MPUS to file with the Mississippi PSC within three months of the Settlement Agreement a rate recovery plan for the Kemper IGCC for the first seven years of its operation, along with a proposed revenue requirement under such plan for 2014 through 2020 (Seven-Year Rate Plan) (which was made on February 26, 2013 and updated on March 22, 2013 and is expected to be revised later in 2013 in connection with the revised in-service date); (4) the Mississippi PSC's decision on the Seven-Year Rate Plan within four months of that filing (which, given the expected revision, is now expected to occur in the first half of 2014); (5) Mississippi Power's agreement to limit the portion of prudently-

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

incurred Kemper IGCC costs to be included in rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, excluding AFUDC, provided that this limitation will not prevent Mississippi Power from securing alternate financing of up to $1 billion to recover any prudently-incurred Kemper IGCC costs, including plant costs above the $2.4 billion certificated cost estimate and AFUDC, not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the Settlement Agreement; and (6) the Mississippi PSC's completion of its prudence review of the Kemper IGCC costs incurred through 2012 within six months of the Settlement Agreement (which is now expected to occur in the second quarter 2014 for costs incurred through March 31, 2013), an additional prudence review upon considering the Seven-Year Rate Plan for costs incurred through the most recent reporting period (which is now expected to be unnecessary due to the October 15, 2013 revised scheduling order discussed below), and a final prudence review of the remaining project costs within six months of the Kemper IGCC's in-service date (which is now expected to include a prudence review of all costs incurred after March 31, 2013). The Settlement Agreement provides that Mississippi Power may terminate the Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization was enacted into law on February 26, 2013. Mississippi Power is currently working with the Mississippi PSC and the MPUS to implement the procedural schedules set forth in the Settlement Agreement and additional variations to the schedule are likely.
On March 5, 2013, the Mississippi PSC issued an order (2013 Kemper IGCC Order) approving a 15% increase in retail rates effective on March 19, 2013, and an additional 3% increase in retail rates effective on January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014. Amounts collected through these rates are being recorded as a regulatory liability to be used to mitigate customer rate impacts when the Kemper IGCC is placed in service. As of September 30, 2013, $62.0 million had been collected and recorded as a regulatory liability in other regulatory liabilities, deferred in Mississippi Power's Condensed Balance Sheet herein. On March 21, 2013, a legal challenge to the 2013 Kemper IGCC Order was filed with the Mississippi Supreme Court.
Because the 2013 Kemper IGCC Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act described below, Mississippi Power continues to record AFUDC on the Kemper IGCC during the construction period. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power contemplates the continued accrual of AFUDC through the in-service date, subject to approval by the Mississippi PSC.
On March 22, 2013, Mississippi Power, in compliance with the 2013 Kemper IGCC Order, filed a revision to the Seven-Year Rate Plan with the Mississippi PSC for the Kemper IGCC for 2014 through 2020. The Seven-Year Rate Plan, which contemplates Mississippi Power's sale of a 15% undivided ownership interest in the Kemper IGCC, proposes recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 Kemper IGCC Order, which increased rates beginning on March 19, 2013, is integral to the Seven-Year Rate Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Seven-Year Rate Plan filing, Mississippi Power proposes annual rate recovery to remain the same from 2014 through 2020. While it is the intent of Mississippi Power for the actual revenue requirement to equal the proposed revenue requirement, Mississippi Power proposes that the annual differences through 2020 for certain items contemplated in the Seven-Year Rate Plan will be deferred, subject to accrual of carrying costs, and the cumulative balance will be reviewed at the end of the term of the Settlement Agreement by the Mississippi PSC to determine the disposition of any potential remaining deferred balance.
The revenue requirements set forth in Mississippi Power's Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Taxpayer Relief Act of 2012 (ATRA), which currently requires that the Kemper IGCC be placed in service in 2014. Mississippi Power plans to amend the Seven-Year Rate Plan described above to reflect changes including the revised in-service date, the change in expected benefits relating to tax credits, and other tax matters, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. Mississippi Power does not expect these revisions to change the total customer rate impacts contemplated in the Seven-Year Rate Plan. See "Tax Incentives" and "Income Tax Matters" herein for additional information relating to tax credits and bonus depreciation.
On October 15, 2013, the Mississippi PSC issued a revised scheduling order for the prudence review of the Kemper IGCC costs incurred through March 31, 2013. Mississippi Power expects a decision from the Mississippi PSC in the second quarter 2014.
The ultimate outcome of these matters, including the resolution of legal challenges, determinations of prudency and the specific manner of recovery of costs relating to the Kemper IGCC, is subject to further regulatory actions and cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In February 2012, the Mississippi PSC approved the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. In June 2012, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby SMEPA extended its option to purchase until December 31, 2012 and reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. On December 31, 2012, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2013. The sale and transfer of an interest in the Kemper IGCC to SMEPA is subject to approval by the Mississippi PSC.
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
Nitrogen Supply Agreement
On September 19, 2013, Mississippi Power entered into an agreement to sell the air separation unit for the Kemper IGCC for $79.0 million and also entered into a 20-year nitrogen supply agreement, whereby nitrogen will be supplied to Mississippi Power for the gasification process. The nitrogen supply agreement resulted in a capital lease obligation for Mississippi Power at inception of $82.9 million with an annual interest rate of 4.9%. Assets acquired under capital leases are recorded on Mississippi Power’s Condensed Balance Sheet herein as utility plant in service, and the related obligations are classified as long-term debt and securities due within one year. See FUTURE EARNINGS POTENTIAL – "Capital Requirements and Contractual Obligations" herein for additional information.

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
Tax Incentives
The IRS allocated $133 million (Phase I) and $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. On May 15, 2013, the IRS notified Mississippi Power that no additional tax credits under the Internal Revenue Code Section 48A Phase III were allocated to the Kemper IGCC. As a result of the schedule extension for the Kemper IGCC, the Phase I credits will be recaptured and Mississippi Power has reclassified the recaptured credits as a reduction of prepaid income taxes on Mississippi Power’s Condensed Balance Sheets herein. Through September 30, 2013, Mississippi Power had recorded tax benefits totaling $276.4 million for the remaining Phase II credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the tax credits will be subject to recapture upon successful completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
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
On January 2, 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property to be placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which is expected to apply to the Kemper IGCC.
Consequently, Mississippi Power's positive cash flow benefit is estimated to be between $70 million and $80 million in 2013.

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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Mississippi Power prepares its financial statements in accordance with GAAP. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K/A. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power's results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates" of Mississippi Power in Item 7 of the Form 10-K/A for a complete discussion of Mississippi Power's critical accounting policies and estimates related to Estimated Construction Costs for the Kemper IGCC, Electric Utility Regulation, Contingent Obligations, Unbilled Revenues, Pension and Other Postretirement Benefits, and AFUDC.
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
Mississippi Power has extended the scheduled in-service date for the Kemper IGCC to the fourth quarter 2014 and revised its cost estimate to complete construction to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and the Cost Cap Exceptions. Mississippi Power does not intend to seek any joint owner contributions or rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, excluding the Cost Cap Exceptions and net of the DOE Grants. As a result of the revisions to the cost estimate, Mississippi Power recorded a pretax charge of $78 million in 2012, and additional pretax charges of $462 million, $450 million, and $150 million in the first, second, and third quarters of 2013, respectively. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap will be reflected in Mississippi Power's statements of income and these changes could be material. Mississippi Power could experience further construction cost increases and/or schedule extensions with respect to the Kemper IGCC as a result of factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, or contractor or supplier delay or non-performance under construction or other agreements. Furthermore, Mississippi Power could also experience further schedule extensions associated with start-up activities for this "first-of-a-kind" technology, including major equipment failure, system integration, and operations, and/or unforeseen engineering problems, which would result in further cost increases.

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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K/A and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Although earnings for the nine months ended September 30, 2013 were negatively affected by the estimated probable losses relating to the Kemper IGCC, Mississippi Power's financial condition remained stable at September 30, 2013. These charges for the nine months ended September 30, 2013 have resulted in cash expenditures of $57.4 million with no recovery as of September 30, 2013 and are expected to result in future cash expenditures of $1.1 billion with no recovery. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $286.8 million for the first nine months of 2013, an increase of $128.9 million as compared to the corresponding period in 2012. The increase in cash provided from operating activities is primarily due to decreases in fossil fuel stock, increases in rate recovery related to the Kemper IGCC, and hedges settled in 2012, partially offset by an increase in fuel costs and an increase in receivables. Net cash used for investing activities totaled $1.2 billion for the first nine months of 2013 primarily due to gross property additions related to the Kemper IGCC and the Plant Daniel scrubber. Net cash provided from financing activities totaled $763.9 million for the first nine months of 2013 primarily due to the issuances of bank notes and capital contributions from Southern Company, partially offset by redemptions of long-term debt. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2013 include a decrease in cash and cash equivalents of $102.9 million, a decrease in fossil fuel stock of $59.4 million, and an increase in total property, plant, and equipment of $187.4 million, primarily due to the Kemper IGCC. Prepaid income taxes, accumulated deferred income taxes, and accumulated deferred investment tax credits decreased $32.9 million, $215.9 million, and $86.1 million, respectively, primarily due to the estimated probable losses on the Kemper IGCC and the recapture of the Phase I credits. Securities due within one year and long-term debt increased $381.5 million primarily due to the issuance of $350.0 million of bank notes and the addition of the Kemper IGCC capital lease obligation relating to the nitrogen supply agreement of $80.3 million, partially offset by $82.6 million of revenue bonds paid at maturity. Total common stockholder’s equity decreased $18.0 million due to a $561.5 million decrease in retained earnings, which was primarily due to the estimated probable losses on the Kemper IGCC, partially offset by a $542.8 million increase in paid in capital. The increase in paid-in capital was primarily due to $600.0 million in capital contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K/A for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations,

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" herein for additional information. Approximately $152.5 million will be required through September 30, 2014 to fund maturities of long-term debt.
See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information on the construction of the Kemper IGCC. The construction program of Mississippi Power is estimated to include a base level investment of $1.9 billion, $541 million, and $255 million for 2013, 2014, and 2015, respectively. Included in these estimated amounts are expenditures related to construction of the Kemper IGCC of $1.6 billion in 2013 and $260 million in 2014, which is net of SMEPA's 15% proposed ownership share of the Kemper IGCC, which reflects costs of approximately $545 million in 2014. The estimated share for SMEPA reflects estimated construction costs relating to SMEPA's proposed ownership interest (including construction costs for all prior years relating to its proposed ownership interest).
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; the outcome of any legal challenges to environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Kemper IGCC Cost Estimate" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Cost Estimate" herein for a discussion of factors that may impact the projected cost and/or schedule of the Kemper IGCC. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.
Assets acquired under capital leases are recorded on the balance sheet as utility plant in service and the related obligations are classified as long-term debt and securities due within one year. On September 19, 2013, Mississippi Power entered into a nitrogen supply agreement for the air separation unit of the Kemper IGCC, which resulted in a capital lease obligation at inception of $82.9 million with an annual interest rate of 4.9%. The supply agreement is expected to result in additional obligations of $0.7 million in 2013, $2.5 million in 2014, $2.7 million in 2015, and $77.0 million thereafter.
Sources of Capital
Except as described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily funds from operating cash flows, security issuances, term loans, short-term debt, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, will depend upon regulatory approval, prevailing market conditions, and other factors. During the first nine months of 2013, Mississippi Power received $600 million in capital contributions from Southern Company. On October 29, 2013, Mississippi Power received $150 million in additional capital contributions from Southern Company. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" of Mississippi Power in Item 7 of the Form 10-K/A for additional information.
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
At September 30, 2013, Mississippi Power had approximately $42.1 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2013 were as follows:

Expires(a)					Executable Term Loans		Due Within One Year
2013	2014	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)			(in millions)		(in millions)		(in millions)
$15	$120	$165	$300	$300	$25	$40	$65	$70
(a)No credit arrangements expire in 2015.
See Note 6 to the financial statements of Mississippi Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K/A and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
These credit arrangements provide liquidity support to Mississippi Power's commercial paper borrowings and variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2013 was approximately $40 million.
As reflected in the table above, in the first nine months of 2013, Mississippi Power amended or renewed certain of its credit arrangements. In March 2013, Mississippi Power amended certain of its credit arrangements, which extended the maturity dates from 2014 to 2016 and revised the definition of debt to exclude securitized debt relating to the Kemper IGCC for purposes of calculating the debt to capitalization covenant under these credit arrangements. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC. Mississippi Power expects to renew its credit arrangements, as needed, prior to expiration.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$—	—%	$41	0.2%	$148

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
Management believes that the need for working capital can be adequately met by utilizing commercial paper, lines of credit, and cash.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel purchases, fuel transportation and storage, emissions allowances, and energy price risk management. At September 30, 2013, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $267 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participant has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
In March 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the acquisition is closed, the deposit bears interest at Mississippi Power's AFUDC rate adjusted for income taxes, which was 9.967% per annum for 2012 and 9.962% per annum at September 30, 2013, and is refundable to SMEPA upon termination of the asset purchase agreement related to such purchase, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA's discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody's or ceases to be rated by either of these rating agencies. On July 18, 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposit.
On May 24, 2013, S&P revised the ratings outlook for Southern Company and the traditional operating companies, including Mississippi Power, from stable to negative.
On August 6, 2013, Moody's downgraded the senior unsecured debt and preferred stock ratings of Mississippi Power to Baa1 from A3 and to Baa3 from Baa2, respectively. Moody's maintained the stable ratings outlook for Mississippi Power.
On August 6, 2013, Fitch affirmed the senior unsecured debt and preferred stock ratings of Mississippi Power and revised the ratings outlook for Mississippi Power from stable to negative.
Market Price Risk
Mississippi Power's market risk exposure relative to interest rate changes for the third quarter 2013 has not changed materially compared to the December 31, 2012 reporting period. Since a significant portion of outstanding indebtedness is at fixed rates, Mississippi Power is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
Due to cost-based rate regulation and other various cost recovery mechanisms, Mississippi Power continues to have limited exposure to market volatility in interest rates, foreign currency exchange rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into physical fixed-price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power continues to manage retail fuel-hedging programs implemented per the guidelines of the Mississippi PSC and wholesale fuel-hedging programs under agreements with wholesale customers. As a result, Mississippi Power had no material change in market risk exposure for the third quarter 2013 when compared with the December 31, 2012 reporting period.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in fair value of energy-related derivative contracts, substantially all of which are natural gas swaps accounted for as regulatory hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$(13)	$(17)
Contracts realized or settled	4	9
Current period changes(a)	(4)	(5)
Contracts outstanding at the end of the period, assets (liabilities), net	$(13)	$(13)

(a)	Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts, which are substantially all attributable to both the volume and the price of natural gas, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Natural gas swaps	$—	$4
Natural gas options	—	—
Total changes	$—	$4
The net hedge volumes of energy-related derivative contracts were as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	mmBtu Volume
	(in millions)
Commodity – Natural gas swaps	46	43	38
Commodity - Natural gas options	—	—	—
Total hedge volume	46	43	38
The weighted average swap contract cost above market prices was approximately $0.29 per mmBtu as of September 30, 2013, $0.30 per mmBtu as of June 30, 2013, and $0.44 per mmBtu as of December 31, 2012. There were no options outstanding as of the reporting periods presented. The costs associated with natural gas hedges are recovered through Mississippi Power's energy cost management clauses (ECM).
At September 30, 2013 and December 31, 2012, substantially all of Mississippi Power's energy-related derivative contracts were designated as regulatory hedges and are related to Mississippi Power's fuel-hedging program. Therefore, gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as they are recovered through the ECM.
Unrealized pre-tax gains and losses recognized in income for the three and nine months ended September 30, 2013 and 2012 for energy-related derivative contracts that are not hedges were not material.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

		September 30, 2013 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	(13)	(6)	(6)	(1)
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$(13)	$(6)	$(6)	$(1)
For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Mississippi Power in Item 7 and Note 1 under "Financial Instruments" and Note 10 to the financial statements of Mississippi Power in Item 8 of the Form 10-K/A and Note (H) to the Condensed Financial Statements herein.
Financing Activities
In November 2012, Mississippi Power entered into a 366-day $100 million aggregate principal amount floating rate bank loan bearing interest based on one-month LIBOR. The first advance in the amount of $50 million was made in November 2012. In January 2013, the second advance in the amount of $50 million was made. In September 2013, Mississippi Power amended the bank loan, which extended the maturity date to 2015. The proceeds of the loan were used for working capital and for other general corporate purposes, including Mississippi Power's continuous construction program.
In March 2013, Mississippi Power entered into four two-year floating rate bank loans bearing interest based on one-month LIBOR. These term loans were for $50 million, $75 million, $75 million, and $100 million aggregate principal amounts, and proceeds were used for working capital and other general corporate purposes, including Mississippi Power's continuous construction program.
In March 2013, the Mississippi Business Finance Corporation (MBFC) issued $15.8 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2012A.
In July 2013, MBFC issued $15.3 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2012A. The proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. See Note 6 to the financial statements of Mississippi Power under "Other Revenue Bonds" in Item 8 of the Form 10-K/A for additional information.
In September 2013, Mississippi Power entered into a two-year floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $125 million aggregate principal amount and proceeds were used to repay at maturity a two-year floating rate bank loan in the aggregate principal amount of $125 million.
In September 2013, the MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2012A of $40.07 million, Series 2012B of $21.25 million, and Series 2012C of $21.25 million were paid at maturity.
Also in September 2013, Mississippi Power entered into a nitrogen supply agreement for the air separation unit of the Kemper IGCC, which resulted in a capital lease obligation at inception of $82.9 million with an annual interest rate of 4.9%.
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

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$265,752	$239,916	$705,828	$558,338
Wholesale revenues, affiliates	96,795	112,705	263,624	330,443
Other revenues	2,220	2,350	5,517	5,676
Total operating revenues	364,767	354,971	974,969	894,457
Operating Expenses:
Fuel	133,464	126,109	363,466	306,738
Purchased power, non-affiliates	19,673	23,888	56,553	67,052
Purchased power, affiliates	7,011	2,650	21,158	7,904
Other operations and maintenance	41,309	40,357	154,920	128,951
Depreciation and amortization	41,094	37,612	126,152	103,541
Taxes other than income taxes	5,719	5,121	16,526	14,656
Total operating expenses	248,270	235,737	738,775	628,842
Operating Income	116,497	119,234	236,194	265,615
Other Income and (Expense):
Interest expense, net of amounts capitalized	(12,961)	(17,210)	(53,923)	(44,801)
Other income (expense), net	(791)	(522)	(2,739)	(686)
Total other income and (expense)	(13,752)	(17,732)	(56,662)	(45,487)
Earnings Before Income Taxes	102,745	101,502	179,532	220,128
Income taxes	17,592	33,126	37,265	75,834
Net Income	$85,153	$68,376	$142,267	$144,294
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Income	$85,153	$68,376	$142,267	$144,294
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $-, $215, $- and $95, respectively	—	338	—	152
Reclassification adjustment for amounts included in net income, net of tax of $213, $999, $2,310 and $2,911, respectively	338	1,569	3,619	4,608
Total other comprehensive income (loss)	338	1,907	3,619	4,760
Comprehensive Income	$85,491	$70,283	$145,886	$149,054
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$142,267	$144,294
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	131,955	112,013
Deferred income taxes	83,331	147,993
Investment tax credits	(25,137)	36,308
Deferred revenues	3,136	9,299
Mark-to-market adjustments	68	(8,970)
Other, net	894	1,168
Changes in certain current assets and liabilities —
-Receivables	(28,486)	(20,427)
-Fossil fuel stock	881	(6,440)
-Materials and supplies	(5,902)	(5,557)
-Prepaid income taxes	(12,485)	(5,669)
-Other current assets	(2,017)	(2,159)
-Accounts payable	(4,282)	5,668
-Accrued taxes	12,550	48,203
-Accrued interest	(8,306)	(10,225)
-Other current liabilities	235	808
Net cash provided from operating activities	288,702	446,307
Investing Activities:
Plant acquisition	(111,600)	(113,651)
Property additions	(463,873)	(97,569)
Change in construction payables	292	(17,557)
Payments pursuant to long-term service agreements	(40,978)	(52,650)
Investment in restricted cash	(20,000)	—
Other investing activities	(1,724)	153
Net cash used for investing activities	(637,883)	(281,274)
Financing Activities:
Increase (decrease) in notes payable, net	120,798	(78,059)
Proceeds —
Senior notes	300,000	—
Capital contributions	1,897	(681)
Other long-term debt	22,722	4,949
Repayments — Other long-term debt	(220)	(650)
Payment of common stock dividends	(96,840)	(95,250)
Other financing activities	14,369	3,776
Net cash provided from (used for) financing activities	362,726	(165,915)
Net Change in Cash and Cash Equivalents	13,545	(882)
Cash and Cash Equivalents at Beginning of Period	28,592	16,943
Cash and Cash Equivalents at End of Period	$42,137	$16,061
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $7,682 and $16,436 capitalized for 2013 and 2012, respectively)	$55,190	$46,163
Income taxes, net	(6,518)	(137,756)
Noncash transactions — accrued property additions at end of period	36,370	21,034
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$42,137	$28,592
Receivables —
Customer accounts receivable	86,717	62,857
Other accounts receivable	1,754	3,135
Affiliated companies	44,474	38,269
Fossil fuel stock, at average cost	20,735	21,616
Materials and supplies, at average cost	52,272	46,370
Prepaid service agreements—current	80,053	80,629
Prepaid income taxes	67,729	4,498
Other prepaid expenses	7,714	5,637
Assets from risk management activities	46	375
Total current assets	403,631	291,978
Property, Plant, and Equipment:
In service	4,203,999	4,059,839
Less accumulated provision for depreciation	871,648	786,620
Plant in service, net of depreciation	3,332,351	3,273,219
Construction work in progress	494,867	24,835
Total property, plant, and equipment	3,827,218	3,298,054
Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $4,996 and $3,141 at September 30, 2013 and December 31, 2012, respectively	44,124	45,979
Total other property and investments	45,963	47,818
Deferred Charges and Other Assets:
Prepaid long-term service agreements	85,651	100,921
Other deferred charges and assets — affiliated	2,792	3,468
Other deferred charges and assets — non-affiliated	83,863	37,688
Total deferred charges and other assets	172,306	142,077
Total Assets	$4,449,118	$3,779,927
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2013	At December 31, 2012
	(in thousands)
Current Liabilities:
Securities due within one year	$2,200	$259
Notes payable — non-affiliated	191,765	70,968
Accounts payable —
Affiliated	68,677	65,832
Other	20,131	26,204
Accrued taxes —
Accrued income taxes	2,303	87
Other accrued taxes	13,362	3,031
Accrued interest	13,953	22,259
Construction holdbacks	25,000	—
Other current liabilities	21,609	8,932
Total current liabilities	359,000	197,572
Long-term Debt	1,625,830	1,306,099
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	636,530	550,685
Investment tax credits	189,152	167,130
Deferred capacity revenues — affiliated	28,048	19,514
Other deferred credits and liabilities — affiliated	1,876	2,638
Other deferred credits and liabilities — non-affiliated	8,318	5,863
Total deferred credits and other liabilities	863,924	745,830
Total Liabilities	2,848,754	2,249,501
Redeemable Noncontrolling Interest	27,065	8,069
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,029,443	1,027,548
Retained earnings	541,013	495,585
Accumulated other comprehensive income (loss)	2,843	(776)
Total common stockholder's equity	1,573,299	1,522,357
Total Liabilities and Stockholder's Equity	$4,449,118	$3,779,927
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 vs. THIRD QUARTER 2012
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
In accordance with this overall growth strategy, on April 23, 2013, Southern Power and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Campo Verde Solar, LLC (Campo Verde). Campo Verde constructed an approximately 139-MW solar facility in Southern California. Commercial operation of the solar facility was declared by Campo Verde on October 25, 2013. The output of the plant is contracted under a 20-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy. In general, Southern Power has constructed or acquired new generating capacity only after entering into long-term capacity contracts for the new facilities. See Note (I) to the Condensed Financial Statements herein for additional information.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$16.8	24.5	$(2.0)	(1.4)
Southern Power's net income for the third quarter 2013 was $85.2 million compared to $68.4 million for the corresponding period in 2012. The increase was primarily due to a decrease in income taxes.
Net income for year-to-date 2013 was $142.3 million compared to $144.3 million for the corresponding period in 2012. The decrease was primarily due to increases in other operations and maintenance expense, depreciation, and interest expense, partially offset by a decrease in income taxes.
Wholesale Revenues – Non-Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$25.9	10.8	$147.5	26.4
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale revenues from non-affiliates for the third quarter 2013 were $265.8 million compared to $239.9 million for the corresponding period in 2012. The increase was due to a $16.1 million increase in capacity revenues, primarily due to an increase in capacity amounts under existing PPAs, and a $9.7 million increase in energy sales, reflecting a 29.8% increase in the average price of energy, primarily as a result of higher natural gas prices.
Wholesale revenues from non-affiliates for year-to-date 2013 were $705.8 million compared to $558.3 million for the corresponding period in 2012. The increase was due to an $85.7 million increase in energy sales, reflecting a 36.7% increase in the average price of energy, primarily as a result of higher natural gas prices, and a $61.8 million increase in capacity revenues. The increase in capacity revenues was primarily due to an increase in the total MWs of capacity under contract with non-affiliates, primarily due to the commencement of a new PPA at Plant Nacogdoches placed in service in late June 2012 and an increase in capacity amounts under existing PPAs.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(15.9)	(14.1)	$(66.8)	(20.2)
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the third quarter 2013 were $96.8 million compared to $112.7 million for the corresponding period in 2012. The decrease was the result of a $12.9 million decrease in energy sales under the IIC and a $3.0 million decrease in energy sales under existing PPAs, reflecting a 38.8% decrease in KWH sales primarily due to lower demand and higher gas prices. This decrease was partially offset by a 31.1% increase in the average price of energy primarily as a result of higher natural gas prices.
Wholesale revenues from affiliates for year-to-date 2013 were $263.6 million compared to $330.4 million for the corresponding period in 2012. The decrease was the result of a $58.6 million decrease in energy sales under the IIC and an $8.2 million decrease in energy sales under existing PPAs, reflecting a 44.1% decrease in KWH sales primarily due to lower demand and higher gas prices. This decrease was partially offset by a 28.2% increase in the average price of energy primarily as a result of higher natural gas prices.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$7.3	5.8	$56.8	18.5
Purchased power – non-affiliates	(4.2)	(17.6)	(10.5)	(15.7)
Purchased power – affiliates	4.4	164.6	13.2	167.7
Total fuel and purchased power expenses	$7.5		$59.5
Southern Power PPAs generally provide that the purchasers are responsible for substantially all of the cost of fuel. Consequently, any increase or decrease in fuel costs is generally accompanied by an increase or decrease in related fuel revenues and does not have a significant impact on net income. Southern Power is responsible for the cost of

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the market or sold to affiliates under the IIC.
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
In the third quarter 2013, total fuel and purchased power expenses were $160.1 million compared to $152.6 million for the corresponding period in 2012. Fuel and purchased power expenses increased $20.2 million primarily due to a 21.1% increase in the average cost of natural gas and a 14.2% increase in the average cost of purchased power. The increase was partially offset by a $12.7 million decrease associated with an 11.7% net decrease in the volume of KWHs generated and purchased primarily due to lower demand and the availability of lower cost affiliate power.
For year-to-date 2013, total fuel and purchased power expenses were $441.2 million compared to $381.7 million for the corresponding period in 2012. Fuel and purchased power expenses increased $112.2 million primarily due to a 38.5% increase in the average cost of natural gas and a 24.8% increase in the average cost of purchased power. The increase was partially offset by a $52.7 million decrease associated with a 14.5% net decrease in the volume of KWHs generated and purchased primarily due to lower demand and the availability of lower cost affiliate power.
In the third quarter 2013, fuel expense was $133.4 million compared to $126.1 million for the corresponding period in 2012. The increase was primarily due to a $22.5 million increase associated with the average cost of natural gas per KWH generated, partially offset by a $15.3 million decrease associated with the volume of KWHs generated from natural gas.
For year-to-date 2013, fuel expense was $363.5 million compared to $306.7 million for the corresponding period in 2012. The increase was primarily due to a $98.8 million increase associated with the average cost of natural gas per KWH generated, partially offset by a $43.5 million decrease associated with the volume of KWHs generated from natural gas.
In the third quarter 2013, purchased power expense was $26.7 million compared to $26.5 million for the corresponding period in 2012. The increase was due to a $3.3 million increase associated with the cost of purchased power, partially offset by a $3.1 million decrease associated with the volume of KWHs purchased.
For year-to-date 2013, purchased power expense was $77.7 million compared to $75.0 million for the corresponding period in 2012. The increase was due to a $15.4 million increase associated with the cost of purchased power, partially offset by a $12.7 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$0.9	2.4	$25.9	20.1
In the third quarter 2013, other operations and maintenance expenses were $41.3 million compared to $40.4 million for the corresponding period in 2012. The increase was not material.
For year-to-date 2013, other operations and maintenance expenses were $154.9 million compared to $129.0 million for the corresponding period in 2012. The increase was primarily due to scheduled outage costs and an increase in operating costs associated with Plant Nacogdoches placed in service in June 2012, Plant Apex placed in service in July 2012, and Plant Cleveland placed in service in December 2012.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$3.5	9.3	$22.7	21.8
In the third quarter 2013, depreciation and amortization was $41.1 million compared to $37.6 million for the corresponding period in 2012. The increase was primarily due to an increase in plant in service, including the additions of Plants Apex and Cleveland in 2012.
For year-to-date 2013, depreciation and amortization was $126.2 million compared to $103.5 million for the corresponding period in 2012. The increase was primarily due to an increase in plant in service, including the additions of Plants Nacogdoches, Apex, and Cleveland in 2012, as well as outage related capital increases.
Taxes Other than Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$0.6	11.7	$1.8	12.8
In the third quarter 2013, taxes other than income taxes were $5.7 million compared to $5.1 million for the corresponding period in 2012. For year-to-date 2013, taxes other than income taxes were $16.5 million compared to $14.7 million for the corresponding period in 2012. The increases were primarily due to an increase in property tax expense resulting from an increase in plant in service, including the additions of Plants Nacogdoches, Apex, and Cleveland in 2012.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(4.2)	(24.7)	$9.1	20.4
In the third quarter 2013, interest expense, net of amounts capitalized was $13.0 million compared to $17.2 million for the corresponding period in 2012. The decrease was primarily due to an increase in capitalized interest associated with the construction of Plants Campo Verde and Spectrum.
For year-to-date 2013, interest expense, net of amounts capitalized was $53.9 million compared to $44.8 million for the corresponding period in 2012. The increase was primarily due to an $8.8 million decrease in capitalized interest primarily resulting from the completion of Plants Nacogdoches and Cleveland in 2012.
Income Taxes

Third Quarter 2013 vs. Third Quarter 2012		Year-to-Date 2013 vs. Year-to-Date 2012
(change in millions)	(% change)	(change in millions)	(% change)
$(15.5)	(46.9)	$(38.5)	(50.9)
In the third quarter 2013, income taxes were $17.6 million compared to $33.1 million for the corresponding period in 2012. The decrease was primarily due to a $14.6 million increase in tax benefits recognized from investment tax credits (ITCs) related to solar plants placed in service in 2013.
For year-to-date 2013, income taxes were $37.3 million compared to $75.8 million for the corresponding period in 2012. The decrease was primarily due to a $24.7 million increase in tax benefits recognized from ITCs related to solar plants placed in service in 2013 and a $15.3 million decrease associated with lower pre-tax earnings.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Power's future earnings potential. The level of Southern Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Power's competitive wholesale business. These factors include: Southern Power's ability to achieve sales growth while containing costs; regulatory matters; creditworthiness of customers; total generating capacity available in Southern Power's target market areas; the successful remarketing of capacity as current contracts expire; and Southern Power's ability to execute its acquisition strategy and to construct generating facilities. Other factors that could influence future earnings include weather, demand, generation cost of units in the Power Pool, and operational limitations. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Power in Item 7 of the Form 10-K.
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
Climate Change Litigation
Kivalina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Kivalina Case" of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under "Climate Change Litigation – Kivalina Case" in Item 8 of the Form 10-K for additional information. On May 20, 2013, the U.S. Supreme Court denied the plaintiffs' petition for review. The case is now concluded.
Hurricane Katrina Case
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Climate Change Litigation – Hurricane Katrina Case" of Southern Power in Item 7 and Note 3 to the financial statements of Southern Power under "Climate Change Litigation – Hurricane Katrina Case" in Item 8 of the Form 10-K for additional information. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's dismissal of the case. The case is now concluded.
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
On June 27, 2013, the EPA entered into an amended settlement agreement to extend the deadline for issuing a final rule for cooling water intake structures until November 4, 2013 and, on October 31, 2013, further extended the deadline until November 20, 2013.
The ultimate impact of these proposed regulations will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Power in Item 7 of the Form 10-K for additional information regarding the proposed regulation of greenhouse gas emissions through establishment of new source performance standards.
On September 20, 2013, the EPA proposed revised regulations to establish standards of performance for greenhouse gas emissions from new fossil fuel-fired steam electric generating units. A Presidential memorandum issued on June 25, 2013 also directed the EPA to propose standards, regulations, or guidelines for addressing modified, reconstructed, and existing steam electric generating units by June 1, 2014. The ultimate impact of these proposed regulations and guidelines will depend on the scope and specific requirements of the proposed and final rules and the outcome of any legal challenges.
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
Acquisitions
Adobe Solar, LLC
On August 27, 2013, Southern Power and TRE, through STR, entered into a purchase agreement with Sun Edison, LLC, the developer of the project, which provides for the acquisition of all of the outstanding membership interests

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Adobe Solar, LLC (Adobe) by STR. Adobe is constructing an approximately 20-MW solar generating facility in Kern County, California. The solar facility is expected to begin commercial operation in spring 2014. Southern Power's purchase of Adobe for approximately $100 million is expected to occur in spring 2014. See Note (I) to the Condensed Financial Statements herein for additional information.
Campo Verde Solar, LLC
On April 23, 2013, Southern Power and TRE, through STR, acquired all of the outstanding membership interest of Campo Verde from First Solar, Inc., the developer of the project. Campo Verde constructed an approximately 139-MW solar photovoltaic facility in Southern California at a total cost of approximately $510 million. Commercial operation of the solar facility was declared by Campo Verde on October 25, 2013. See Note (I) to the Condensed Financial Statements herein for additional information.
Construction Projects
Spectrum Nevada Solar, LLC
In September 2012, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Spectrum Nevada Solar, LLC (Spectrum) from Sun Edison, LLC, the original developer of the project. Spectrum constructed an approximately 30-MW solar photovoltaic facility in North Las Vegas, Nevada. The solar facility began commercial operation on September 23, 2013 at a total estimated cost of approximately $125 million.
Power Sales Agreements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information regarding Southern Power's PPAs with investor-owned utilities, independent power purchasers, municipalities, and electric cooperatives.
On April 23, 2013, a subsidiary of Southern Power assumed a PPA with San Diego Gas & Electric Company in connection with the acquisition of Campo Verde. Commercial operation of the solar facility was declared by Campo Verde on October 25, 2013.
On August 27, 2013, a subsidiary of Southern Power entered into a purchase agreement, which will result in the assumption of a PPA with Southern California Edison Company in connection with the acquisition of Adobe that is expected to occur in spring 2014. The solar facility is expected to begin commercial operation in spring 2014.
On September 3, 2013, Southern Power entered into a PPA with Cobb Electric Membership Corporation to bridge the term of a previously signed agreement for requirements service. The original agreement was scheduled to begin on January 2016. The bridge term will begin on January 1, 2014 and will terminate on December 31, 2015.
On September 19, 2013, Southern Power entered into a PPA with Duke Energy Florida, Inc. to sell 434 MWs from June 2016 through May 2021 from Plant Franklin.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power's financial condition remained stable at September 30, 2013. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash provided from operating activities totaled $288.7 million for the first nine months of 2013, a decrease of $157.6 million as compared to the first nine months of 2012. The decrease in cash provided from operating activities was primarily due to a decrease in bonus depreciation and cash received for ITCs primarily related to the completion of Plants Nacogdoches and Cleveland in 2012. Net cash used for investing activities totaled $637.9 million for the first nine months of 2013 primarily due to expenditures related to the acquisition and construction of Plants Campo Verde and Spectrum. Net cash provided from financing activities totaled $362.7 million for the first nine months of 2013 primarily due to an increase in long-term senior notes outstanding. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.
Significant asset changes in the balance sheet for the first nine months of 2013 include a $470.0 million increase in construction work in progress primarily due to the acquisition and construction of Plant Campo Verde and a $144.2 million increase in plant in service primarily due to the completion of Plant Spectrum.
Significant liability and stockholder's equity changes in the balance sheet for the first nine months of 2013 include a $120.8 million increase in notes payable to non-affiliates due to the timing of cash transactions, an $85.8 million increase in accumulated deferred income taxes primarily due to bonus depreciation, and a $22.0 million increase in accumulated deferred ITCs primarily related to Plants Campo Verde and Spectrum.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

debt, as well as the related interest, leases, derivative obligations, purchase commitments, and unrecognized tax benefits. There are no requirements through September 30, 2014 to fund maturities of long-term debt.
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
To meet liquidity and capital resource requirements, Southern Power had at September 30, 2013 cash and cash equivalents of approximately $60 million and a committed credit facility of $500 million (Facility). In February 2013, Southern Power amended the Facility, which extended the maturity date from 2016 to 2018. The Facility contains a covenant that limits the ratio of debt to capitalization (each as defined in the Facility) to a maximum of 65% and contains a cross default provision that is restricted only to the indebtedness of Southern Power. Southern Power is currently in compliance with all such covenants. Proceeds from this Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power's commercial paper program. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2013		Short-term Debt During the Period (a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$192	0.3%	$88	0.3%	$271

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2013.
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
The maximum potential collateral requirements under these contracts at September 30, 2013 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	500
Below BBB- and/or Baa3	1,276
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
Southern Power's market risk exposure relative to interest rate changes for the third quarter 2013 has not changed materially compared to the December 31, 2012 reporting period. Since a significant portion of outstanding indebtedness bears interest at fixed rates, Southern Power is not aware of any facts or circumstances that would significantly affect exposure on existing indebtedness in the near term. However, the impact on future financing costs cannot now be determined.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The changes in fair value of energy-related derivative contracts, none of which are designated as hedges, for the three and nine months ended September 30, 2013 were as follows:

	Third Quarter 2013 Changes	Year-to-Date 2013 Changes
	Fair Value
	(in millions)
Contracts outstanding at the beginning of the period, assets (liabilities), net	$0.9	$0.8
Contracts realized or settled	—	(1.1)
Current period changes(a)	(0.1)	1.1
Contracts outstanding at the end of the period, assets (liabilities), net	$0.8	$0.8
(a) Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The changes in the fair value positions of the energy-related derivative contracts for the three and nine months ended September 30, 2013 were immaterial. The changes are attributable to both the volume and prices of power and natural gas as follows:

	September 30, 2013	June 30, 2013	December 31, 2012
Power – net purchased or (sold)
MWHs (in thousands)	(120.9)	—	—
Weighted average contract cost per MWH above (below) market prices (in dollars)	$(1.20)	$—	$—
Natural gas net purchased
Commodity – million mmBtu	1.1	2.4	5.0
Commodity – weighted average contract cost per mmBtu above (below) market prices (in dollars)	$0.06	$0.01	$(0.02)
For Southern Power's energy-related derivatives not designated as hedging instruments, a substantial portion of the pre-tax realized and unrealized gains and losses is associated with hedging fuel price risk of certain PPA customers and has no impact on net income or on fuel expense as presented in Southern Power's statements of income. As a result, for the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of energy-related derivatives not designated as hedging instruments on Southern Power's statements of income were not material. This third party hedging activity has been discontinued.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Power uses over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2. See Note (C) to the Condensed Financial Statements herein for further discussion on fair value measurements. The maturities of the energy-related derivative contracts, which are all Level 2 of the fair value hierarchy, at September 30, 2013 were as follows:

		September 30, 2013 Fair Value Measurements
	Total	Maturity
	Fair Value	Year 1	Years 2&3	Years 4&5
	(in millions)
Level 1	$—	$—	$—	$—
Level 2	0.8	(0.8)	0.8	0.8
Level 3	—	—	—	—
Fair value of contracts outstanding at end of period	$0.8	$(0.8)	$0.8	$0.8
For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Southern Power in Item 7 and Note 1 under "Financial Instruments" and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K and Note (H) to the Condensed Financial Statements herein.
Financing Activities
During the nine months ended September 30, 2013, Southern Power prepaid $0.4 million of long-term debt to TRE.
In March and September 2013, Southern Power issued an additional $1.7 million and $2.2 million, respectively, under a promissory note, due September 30, 2032, to TRE related to the financing of Spectrum.
In the second and third quarters of 2013, Southern Power issued an aggregate $8.7 million and $10.2 million, respectively, under a promissory note, due April 30, 2033, to TRE related to the financing of Campo Verde.
In July 2013, Southern Power issued $300 million aggregate principal amount of Series 2013A 5.25% Senior Notes due July 15, 2043. The net proceeds from the sale of the Series 2013A Senior Notes were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes, including Southern Power’s continuous construction program.
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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2012 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K (with respect to Southern Company, Alabama Power, Georgia Power, Gulf Power, and Southern Power) and the Form 10-K/A (with respect to Mississippi Power) and details which have not changed significantly in amount or composition since the filings of the Form 10-K or the Form 10-K/A, as applicable, are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K (with respect to Southern Company, Alabama Power, Georgia Power, Gulf Power, and Southern Power) and the Form 10-K/A (with respect to Mississippi Power). Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the results of operations, financial position, or cash flows of any registrant.
Nuclear Decommissioning
See Note 1 to the financial statements of Southern Company and Alabama Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
In September 2013, Alabama Power received a 2013 decommissioning cost site study for Plant Farley. Site study cost is the estimate to decommission a facility as of the site study year. The estimated costs of decommissioning based on the 2013 site study are as follows:

Decommissioning periods:
Beginning year	2037
Completion year	2076

(in millions)
Site study costs:
Radiated structures	$1,362
Non-radiated structures	80
Total site study costs	$1,442

The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates due to changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study. Significant assumptions used to determine these costs for ratemaking were an escalation rate of 4.5% and a trust earnings rate of 7.0%, net of fees and taxes. The next site study is expected to be conducted in 2018.
Amounts previously contributed to the external trust funds are currently projected to be adequate to meet the decommissioning obligations. Alabama Power will continue to provide site specific estimates of the decommissioning costs and related projections of funds in the external trust to the Alabama PSC and, if necessary, would seek the Alabama PSC's approval to address any changes in a manner consistent with the NRC and other applicable requirements.
Asset Retirement Obligations
See Note 1 to the financial statements of Southern Company and Alabama Power under "Asset Retirement Obligations and Other Costs of Removal" in Item 8 of the Form 10-K for additional information.
Asset retirement obligations (ARO) are computed as the present value of the ultimate costs for an asset's future retirement and are recorded in the period in which the liability is incurred. In September 2013, Alabama Power received a new ARO liability cost study for the decommissioning of Plant Farley based on the 2013 site study, which increased the estimated ARO liability by approximately $102 million.
As of September 30, 2013 and 2012, details of the ARO related to the decommissioning of Plant Farley included in Southern Company's and Alabama Power's Condensed Balance Sheets herein are as follows:

	2013	2012
	(in millions)
Balance at beginning of year	$589	$553
Liabilities incurred	—	—
Liabilities settled	—	(1)
Accretion	29	28
Cash flow revisions	102	—
Balance at end of period	$720	$580

(B)	CONTINGENCIES AND REGULATORY MATTERS
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
In 2006, the U.S. District Court for the Northern District of Alabama entered a consent decree, resolving claims relating to the alleged NSR violations at Plant Miller. In 2010, the EPA dismissed five of its eight remaining claims against Alabama Power, leaving only three claims, including one relating to the unit co-owned by Mississippi Power. In 2011, the U.S. District Court for the Northern District of Alabama granted Alabama Power summary judgment on all remaining claims and dismissed the case with prejudice. On September 19, 2013, a three-judge panel of the U.S. Court of Appeals for the Eleventh Circuit affirmed in part and reversed in part the 2011 judgment of the U.S. District Court for the Northern District of Alabama in favor of Alabama Power, which was based on the exclusion of the testimony of certain of the EPA's experts, and remanded the case back to the U.S. District Court for the Northern District of Alabama for further proceedings. On October 31, 2013, Alabama Power filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for rehearing. In February 2012, the EPA filed a motion in the U.S. District Court for the Northern District of Alabama seeking vacatur of the 2011 judgment and recusal of the judge in the case involving Alabama Power (including claims related to the unit co-owned by Mississippi Power), which remains pending.
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
Climate Change Litigation
Kivalina Case
In 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against several electric utilities (including Southern Company), several oil companies, and a coal company. The plaintiffs alleged that the village was being destroyed by erosion allegedly caused by global warming that the plaintiffs attributed to emissions of greenhouse gases by the defendants. The plaintiffs asserted claims for public and private nuisance and contended that some of the defendants (including Southern Company) acted in concert and were therefore jointly and severally liable for the plaintiffs' damages. The suit sought damages for lost property values and for the cost of relocating the village, which was alleged to be $95 million to $400 million. In September 2012, the U.S. Court of Appeals for the Ninth Circuit upheld the U.S. District Court for the Northern District of California's 2009 dismissal of the case. In November 2012, the U.S. Court of Appeals for the Ninth Circuit denied the plaintiffs' request for review of the decision and, on May 20, 2013, the U.S. Supreme Court denied the plaintiffs' petition for review. The case is now concluded.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Hurricane Katrina Case
In 2005, immediately following Hurricane Katrina, a lawsuit was filed in the U.S. District Court for the Southern District of Mississippi by Ned Comer on behalf of Mississippi residents seeking recovery for property damage and personal injuries caused by Hurricane Katrina. In 2006, the plaintiffs amended the complaint to include Southern Company and many other electric utilities, oil companies, chemical companies, and coal producers. The plaintiffs allege that the defendants contributed to climate change, which contributed to the intensity of Hurricane Katrina. In 2007, the U.S. District Court for the Southern District of Mississippi dismissed the case. On appeal to the U.S. Court of Appeals for the Fifth Circuit, a three-judge panel reversed the U.S. District Court for the Southern District of Mississippi, holding that the case could proceed, but, on rehearing, the full U.S. Court of Appeals for the Fifth Circuit dismissed the plaintiffs' appeal, resulting in reinstatement of the decision of the U.S. District Court for the Southern District of Mississippi in favor of the defendants. In 2011, the plaintiffs filed an amended version of their class action complaint, arguing that the earlier dismissal was on procedural grounds and under Mississippi law the plaintiffs have a right to re-file. The amended complaint was also filed against numerous chemical, coal, oil, and utility companies, including Alabama Power, Georgia Power, Gulf Power, and Southern Power. On May 14, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the U.S. District Court for the Southern District of Mississippi's March 2012 dismissal of the case. The case is now concluded.
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
Georgia Power's environmental remediation liability as of September 30, 2013 was $18 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a large site in Brunswick, Georgia on the CERCLA National Priorities List (NPL). The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites on the Georgia Hazardous Sites Inventory and the CERCLA NPL are anticipated.
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
In addition to the EPA's action at this site, Georgia Power, along with many other parties, was sued in a private action by several existing PRPs for cost recovery related to the removal action. On February 1, 2013, the U.S. District Court for the Eastern District of North Carolina Western Division granted Georgia Power's summary judgment motion ruling that Georgia Power has no liability in the private action. On May 10, 2013, the plaintiffs appealed the U.S. District Court for the Eastern District of North Carolina Western Division's order to the U.S. Court of Appeals for the Fourth Circuit, and the case is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit.
The ultimate outcome of these matters will depend upon the success of defenses asserted, the ultimate number of PRPs participating in the cleanup, and numerous other factors and cannot be determined at this time; however, as a result of the regulatory treatment, they are not expected to have a material impact on Southern Company's or

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Georgia Power's financial statements. See Note 1 to the financial statements of Georgia Power under "Environmental Remediation Recovery" in Item 8 of the Form 10-K for additional information regarding the regulatory treatment.
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $52 million as of September 30, 2013. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, there was no impact on net income as a result of these estimates.
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
As a result of the first lawsuit, Georgia Power recovered approximately $27 million, based on its ownership interests, and Alabama Power recovered approximately $17 million, representing the vast majority of the Southern Company system's direct costs of the expansion of spent nuclear fuel storage facilities at Plants Farley and Hatch and Plant Vogtle Units 1 and 2 from 1998 through 2004. In April 2012, Alabama Power credited the award to cost of service for the benefit of customers. In July 2012, Georgia Power credited the award to accounts where the original costs were charged and used it to reduce rate base, fuel, and cost of service for the benefit of customers.
In 2008, Alabama Power and Georgia Power filed a second lawsuit against the U.S. government for the costs of continuing to store spent nuclear fuel at Plants Farley and Hatch and Plant Vogtle Units 1 and 2. Damages are being sought for the period from January 1, 2005 through December 31, 2010. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of September 30, 2013 for any potential recoveries from the second lawsuit. The final outcome of these matters cannot be determined at this time; however, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
Sufficient pool storage capacity for spent fuel is available at Plant Vogtle Units 1 and 2 to maintain full-core discharge capability for both units into 2014. Construction and licensing of an on-site dry storage facility at Plant Vogtle Units 1 and 2 is complete. The facility began operation in October 2013 and Plant Vogtle Units 1 and 2 are expected to maintain full-core discharge capability, with additional on-site dry storage to be added as needed. At Plants Hatch and Farley, on-site dry spent fuel storage facilities are operational and can be expanded to accommodate spent fuel through the expected life of each plant.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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
Retail Regulatory Matters
Alabama Power
Rate RSE
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power – Rate RSE" and "Retail Regulatory Matters – Rate RSE," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's Rate Stabilization and Equalization (Rate RSE). In May, June, and July 2013, the Alabama PSC held public proceedings regarding the operation and utilization of Rate RSE. On August 13, 2013, the Alabama PSC voted to issue a report on Rate RSE that found that Alabama Power's Rate RSE mechanism continues to be just and reasonable to customers and Alabama Power, but recommended Alabama Power modify Rate RSE as follows:

•	Eliminate the provision of Rate RSE establishing an allowed range of ROE, which is currently 13.0% to 14.5%, with an adjusting point of 13.75%.

•	Eliminate the provision of Rate RSE limiting Alabama Power's capital structure to an allowed equity ratio of 45%.

•
Replace these two provisions with a provision that establishes rates based upon an allowed weighted cost of equity (WCE) range of 5.75% to 6.21%, with an adjusting point of 5.98%. If calculated under the current Rate RSE provisions, the resulting WCE would range from 5.85% to 6.53%, with an adjusting point of 6.19%.

•
Provide eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCE adjusting point if Alabama Power (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey.

Substantially all other provisions of Rate RSE would remain unchanged.
On August 21, 2013, Alabama Power filed its consent to these recommendations with the Alabama PSC. The changes are effective for calendar year 2014.
Rate CNP
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power – Rate CNP" and "Retail Regulatory Matters – Rate CNP," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through Rate Certificated New

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Plant Power Purchase Agreement (Rate CNP PPA) and Rate Certificated New Plant Environmental (Rate CNP Environmental). Alabama Power's under recovered Rate CNP PPA balance at September 30, 2013 was $22 million as compared to $9 million at December 31, 2012. This under recovered balance at September 30, 2013 is included in deferred under recovered regulatory clause revenues on Southern Company's and Alabama Power's Condensed Balance Sheets herein. For Rate CNP PPA, this classification is based on an estimate, which includes such factors as purchased power capacity and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs. Alabama Power's under recovered Rate CNP Environmental balance at September 30, 2013 was $12 million as compared to $21 million at December 31, 2012. This under recovered balance at September 30, 2013 consists of $4 million in under recovered regulatory clause revenues and $8 million in deferred under recovered regulatory clause revenues on Southern Company's and Alabama Power's Condensed Balance Sheets herein. For Rate CNP Environmental, this classification is based on an estimate, which includes such factors as costs to comply with environmental mandates and energy demand. A change in any of these factors could have a material impact on the timing of any recovery of the under recovered retail costs.
On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting a revision to Rate CNP Environmental that allows recovery of costs related to pre-2005 environmental assets currently being recovered through Rate RSE. The revenue impact as a result of this revision is estimated to be $50 million in 2014; however, this petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE and Rate CNP Environmental factors unchanged in 2014. Any unrecovered amounts associated with 2014 environmental compliance costs will be reflected in the 2015 Rate CNP Environmental filing.
Retail Energy Cost Recovery
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power – Energy Cost Recovery" and "Retail Regulatory Matters – Energy Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's energy cost recovery. Alabama Power's over recovered fuel costs at September 30, 2013 totaled $43 million as compared to an under recovered balance of $4 million at December 31, 2012. The over recovered fuel costs at September 30, 2013 are included in other regulatory liabilities, current and the under recovered fuel costs at December 31, 2012 are included in deferred under recovered regulatory clause revenues on Southern Company's and Alabama Power's Condensed Balance Sheets herein. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a material impact on the timing of any return of the over recovered fuel costs.
Natural Disaster Cost Recovery
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power – Natural Disaster Reserve" and "Retail Regulatory Matters – Natural Disaster Reserve," respectively, in Item 8 of the Form 10-K for additional information regarding natural disaster cost recovery. At September 30, 2013, the NDR had an accumulated balance of $95 million as compared to $103 million at December 31, 2012, which is included on Southern Company's and Alabama Power's Condensed Balance Sheets herein under other regulatory liabilities, deferred. The decrease in the NDR is a result of storm activity. The related accruals are reflected as operations and maintenance expenses on Southern Company's and Alabama Power's Condensed Statements of Income herein.
Non-Nuclear Outage Accounting Order
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power – Rate RSE" and "Retail Regulatory Matters – Rate RSE," respectively, in Item 8 of the Form 10-K for additional information. On August 13, 2013, the Alabama PSC approved Alabama Power's petition requesting authorization to defer to a regulatory asset account certain operations and maintenance expenses associated with planned outages at non-nuclear generation facilities in 2014 and to amortize those expenses over a three-year period beginning in 2015. The 2014 outage expenditures to be deferred and amortized are estimated to total approximately

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

$70 million. This petition was made in accordance with Alabama Power's agreement with the Alabama PSC to develop a plan to keep Rate RSE factors unchanged in 2014.
Georgia Power
Fuel Cost Recovery
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
As of September 30, 2013 and December 31, 2012, Georgia Power's fuel cost over recovery balance totaled $114 million and $230 million, respectively, included in current liabilities and other deferred credits and liabilities on Southern Company's and Georgia Power's Condensed Balance Sheets herein.
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
In accordance with the 2010 ARP, Georgia Power filed a base rate case with the Georgia PSC on June 28, 2013 (2013 Rate Case). The filing includes a requested rate increase totaling $482 million, or 6.1% of retail revenues, to be effective January 1, 2014 based on a proposed retail ROE of 11.50%. The requested increase will be recovered through Georgia Power's existing base rate tariffs as follows: $334 million through the traditional base rate tariffs, $132 million through the Environmental Compliance Cost Recovery (ECCR) tariff, $5 million through the Demand Side Management tariffs, and $11 million through the Municipal Franchise Fee tariff. The filing reflects revenue requirements that have been levelized over the three-year period ending December 31, 2016 to provide stable rates to customers during a period of rising costs. The request was made to allow Georgia Power to recover the costs of recent and future investments in infrastructure including environmental controls, transmission and distribution, generation, and smart grid technologies in order to maintain high levels of reliability and superior customer service.
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
Hearings on Georgia Power’s testimony were held in October 2013. In testimony filed on October 18, 2013 and October 22, 2013, the Georgia PSC Staff proposed various adjustments based on a traditional one-year test period and a 10.0% ROE that would result in excess revenues of $165 million. However, the Georgia PSC Staff also proposed no change to Georgia Power’s current retail base rates through 2014. The excess earnings in 2014 would be used to reduce rate increases in 2015 and 2016. The Georgia PSC Staff further proposed reducing the allowed ROE range to 50 basis points above and below the authorized ROE with one-third of any earnings above the range used to reduce future ECCR tariff increases and the remaining two-thirds applied to rate reductions. Georgia Power

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

disagrees with the Georgia PSC Staff's positions. Hearings on the Georgia PSC Staff and intervenor testimony and Georgia Power's rebuttal hearings will be held in November 2013.
The Georgia PSC is scheduled to issue a final order in this matter in December 2013. The ultimate outcome of this matter cannot be determined at this time.
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
On April 17, 2013, the Georgia PSC approved the decertification of Plant Bowen Unit 6 (32 MWs), which was retired on April 25, 2013. On September 30, 2013, Plant Branch Unit 2 (319 MWs) was retired as approved by the Georgia PSC in the 2011 IRP in order to comply with the State of Georgia's Multi-Pollutant Rule.
On July 11, 2013, the Georgia PSC approved Georgia Power's request to decertify and retire Plant Boulevard Units 2 and 3 (28 MWs) effective July 17, 2013. Plant Branch Units 3 and 4 (1,016 MWs), Plant Yates Units 1 through 5 (579 MWs), and Plant McManus Units 1 and 2 (122 MWs) will be decertified and retired by April 16, 2015, the compliance date of the MATS rule. The decertification date of Plant Branch Unit 1 was extended from December 31, 2013 as specified in the final order in the 2011 IRP to coincide with the decertification date of Plant Branch Units 3 and 4. The decertification and retirement of Plant Kraft Units 1 through 4 (316 MWs) was also approved and will be effective by April 16, 2016, based on a one-year extension of the MATS rule compliance date that was approved by the State of Georgia Environmental Protection Division on September 10, 2013 to allow for necessary transmission system reliability improvements.
Additionally, the Georgia PSC approved Georgia Power's proposed MATS rule compliance plan for emissions controls necessary for the continued operation of Plants Bowen Units 1 through 4, Wansley Units 1 and 2, Scherer Units 1 through 3, and Hammond Units 1 through 4, the switch to natural gas as the primary fuel at Plants Yates Units 6 and 7 and SEGCO's Plant Gaston Units 1 through 4, as well as the fuel switch at Plant McIntosh Unit 1 to operate on Powder River Basin coal. See Note 1 to the financial statements of Georgia Power under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the fuel switch at SEGCO's generating units.
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
On April 22, 2013, Georgia Power executed two PPAs to purchase energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will commence in 2016 and end in 2035, and subsequently has requested Georgia PSC approval. During 2013, Georgia Power has executed four PPAs to purchase a total of 169 MWs of biomass capacity and energy from four facilities in Georgia that will commence in 2015 and end in 2035. On May 21, 2013,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

the Georgia PSC approved two of the biomass PPAs. The two wind PPAs and the two Georgia PSC-approved biomass PPAs result in contractual obligations of approximately $13 million in 2015, $47 million in 2016, $49 million in 2017, and $1.29 billion thereafter. If approved by the Georgia PSC, the additional biomass PPAs will result in contractual obligations of approximately $1 million in 2015, $11 million in 2016, $12 million in 2017, and $249 million thereafter. The four biomass PPAs are contingent upon the counterparty meeting specified contract dates for posting collateral and commercial operation.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to an NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, and $50 million, effective January 1, 2011, 2012, and 2013, respectively. On November 1, 2013, Georgia Power filed to increase the NCCR tariff by approximately $65 million effective January 1, 2014. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2013, approximately $41 million of these 2009 and 2010 costs remained unamortized in CWIP.
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
In February 2012, separate groups of petitioners filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the NRC's issuance of the COLs and certification of the DCD. These petitions were consolidated in April 2012. Also in February 2012, one of the groups of petitioners filed a motion with the NRC to stay the effectiveness of the COLs pending the outcome of the petitions pending before the U.S. District Court for the District of Columbia Circuit. The NRC denied this motion in April 2012. On May 14, 2013,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the NRC, upholding the COLs and allowing for the continuation of the construction. On July 23, 2013, the U.S. Court of Appeals for the District of Columbia Circuit rejected the petitioners' request for rehearing. The deadline for any further appeals expired without the petitioners seeking review.
Georgia Power is required to file semi-annual VCM reports with the Georgia PSC by February 28 and August 31 each year. If the projected certified construction capital costs to be borne by Georgia Power increase by 5% or the projected in-service dates are significantly extended, Georgia Power is required to seek an amendment to the Plant Vogtle Units 3 and 4 certificate from the Georgia PSC. Accordingly, Georgia Power's eighth VCM report requested an amendment to the certificate to increase the estimated in-service capital cost of Plant Vogtle Units 3 and 4 to $4.8 billion and to extend the estimated in-service dates to the fourth quarter 2017 and the fourth quarter 2018 for Plant Vogtle Units 3 and 4, respectively. Associated financing costs during the construction period are estimated to total approximately $2.0 billion.
On July 30, 2013, Georgia Power and the Georgia PSC staff entered into a stipulation to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, which had been requested in the eighth VCM report, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the parties. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent; therefore, any related financing costs during construction potentially would be subject to recovery through AFUDC. The stipulation also provides that Georgia Power will combine the ninth and tenth VCM reports scheduled to be filed by August 31, 2013 and February 28, 2014, respectively, into a single report covering the period from January 1 through December 31, 2013 to be filed by February 28, 2014 (February 2014 VCM report). The stipulation was approved by the Georgia PSC on September 3, 2013. As required by the stipulation, Georgia Power filed an abbreviated status update with the Georgia PSC on September 3, 2013, which reflected approximately $2.4 billion of total construction capital costs incurred through June 30, 2013. After the February 2014 VCM report, Georgia Power expects to resume filing semi-annual VCM reports in August 2014. On October 15, 2013, the Georgia PSC voted to approve Georgia Power's eighth VCM report, reflecting construction capital costs incurred, which through December 31, 2012 totaled approximately $2.2 billion.
In July 2012, the Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. The Contractor has claimed that its estimated adjustment attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars) with respect to these issues. The Contractor also has asserted it is entitled to further schedule extensions. Georgia Power has not agreed with either the proposed cost or schedule adjustments or that the Owners have any responsibility for costs related to these issues. In November 2012, Georgia Power and the other Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Owners are not responsible for these costs. Also in November 2012, the Contractor filed suit against Georgia Power and the other Owners in the U.S. District Court for the District of Columbia alleging the Owners are responsible for these costs. On August 30, 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit on September 27, 2013. While litigation has commenced and Georgia Power intends to vigorously defend its positions, Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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
On November 4, 2013, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2014. The net effect of the approved changes is a $65.2 million increase in annual revenue for 2014.
Fuel Cost Recovery
See Notes 1 and 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Cost Recovery Clauses – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Under recovered fuel costs at September 30, 2013 totaled $10.0 million which is included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. The under recovered fuel cost balance

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

included approximately $26.6 million received during the third quarter 2013 as a result of a payment from one of Gulf Power's fuel vendors pursuant to the resolution of a contract dispute. At December 31, 2012, the over recovered fuel costs totaled $17.1 million, which is included in other regulatory liabilities, current on Gulf Power's Condensed Balance Sheet herein.
Purchased Power Capacity Recovery
See Notes 1 and 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Cost Recovery Clauses – Purchased Power Capacity Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Under recovered purchased power capacity costs at September 30, 2013 totaled $6.4 million compared to $0.8 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
Environmental Cost Recovery
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Environmental Cost Recovery" in Item 8 of the Form 10-K for additional information.
Under recovered environmental costs at September 30, 2013 totaled $7.9 million compared to $1.9 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
Energy Conservation Cost Recovery
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Energy Conservation Cost Recovery" in Item 8 of the Form 10-K for additional information.
Under recovered energy conservation costs at September 30, 2013 totaled $5.7 million compared to $0.8 million at December 31, 2012. These amounts are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheets herein.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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
In April 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct a flue gas desulfurization system (scrubber) on Plant Daniel Units 1 and 2. In May 2012, the Sierra Club filed a notice of appeal of the order with the Chancery Court of Harrison County, Mississippi (Chancery Court). These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project in December 2015. As of September 30, 2013, total project expenditures were $278.3 million, of which Mississippi Power's portion was $139.2 million, excluding AFUDC of $6.6 million. The ultimate outcome of this matter cannot be determined at this time.
On August 13, 2013, the Mississippi PSC approved Mississippi Power’s 2013 ECO Plan filing which proposed no change in rates.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K/A for information regarding Mississippi Power's fuel cost recovery.
On March 5, 2013, the Mississippi PSC approved a $35.5 million decrease of the annual retail fuel cost recovery factor, or 4.7% of total 2012 retail revenue, effective March 19, 2013.
At September 30, 2013, the amount of over recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheets herein was $21.8 million compared to $56.6 million at December 31, 2012. Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At September 30, 2013, the amount of over recovered wholesale MRA and MB fuel costs included on Mississippi Power's Condensed Balance Sheets herein was $9.1 million and $0.6 million, respectively, compared to $19.0 million and $2.1 million, respectively, at December 31, 2012. In addition, at September 30, 2013, the amount of under recovered MRA emissions allowance cost included on Mississippi Power's Condensed Balance Sheets herein was $3.4 million compared to $0.4 million at December 31, 2012. Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor have no significant effect on Mississippi Power's revenues or net income, but will affect cash flow.
Ad Valorem Tax Adjustment
On June 4, 2013, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2013, which included an annual rate increase of 0.9%, or $7.1 million, due to an increase in ad valorem taxes resulting from the expiration of a tax exemption related to Plant Daniel Units 3 and 4.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Storm Damage Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Storm Damage Cost Recovery" in Item 8 in the Form 10-K/A for information regarding Mississippi Power's storm damage cost recovery. Mississippi Power maintains a reserve to cover the cost of damage from major storms to its transmission and distribution facilities and generally the cost of uninsured damage to its generation facilities and other property. At September 30, 2013, the balance in the storm reserve was $59.2 million.
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
Kemper IGCC Construction Schedule and Cost Estimate
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC Order was $2.4 billion, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants), the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. Exceptions to the $2.88 billion cost cap include the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions as contemplated in the Settlement Agreement (described below) and the 2012 MPSC Order, which includes the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). Recovery of the Cost Cap Exception amounts remains subject to review and approval by the Mississippi PSC. The Kemper IGCC was originally scheduled to be placed in service in May 2014.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

On October 28, 2013, Mississippi Power revised the scheduled in-service date for the Kemper IGCC to the fourth quarter 2014 primarily as the result of lower-than-planned installation levels for piping as well as abnormally wet weather. Also on October 28, 2013, Mississippi Power further revised its cost estimate for the Kemper IGCC to approximately $4.02 billion, net of the DOE Grants and the Cost Cap Exceptions. Estimated amounts of the Cost Cap Exceptions include $245 million for the lignite mine and equipment, $115 million for the CO2 pipeline facilities, $426 million of AFUDC, and $101 million of certain general exceptions. Additionally, Mississippi Power expects to defer $91 million of non-capital Kemper IGCC-related costs to a regulatory asset.
Mississippi Power recorded pre-tax charges to income for estimated probable losses of $78.0 million ($48.2 million after tax) and $462.0 million ($285.3 million after tax) in 2012 and the first quarter 2013, respectively, as a result of additional cost pressures, including labor costs, piping and other material costs, engineering and support costs, and productivity decreases. Mississippi Power recorded a pre-tax charge to income for an estimated probable loss of $450.0 million ($277.9 million after tax) in the second quarter 2013 as a result of additional cost pressures, including labor costs, piping and other material costs, engineering and support costs, start-up costs, and decreases in construction labor productivity. Mississippi Power recorded a pre-tax charge to income for an estimated probable loss of $150.0 million ($92.6 million after tax) in the third quarter 2013 primarily as a result of the schedule extension. Southern Company evaluated the portion of the estimated probable loss related to 2012 and concluded it was not material to Southern Company. Therefore, Southern Company recorded pre-tax charges to income for estimated probable losses of $540.0 million ($333.5 million after tax) in the first quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, and $150.0 million ($92.6 million after tax) in the third quarter 2013.
Mississippi Power does not intend to seek any joint owner contributions or rate recovery for any costs related to the construction of the Kemper IGCC that exceed the $2.88 billion cost cap, excluding the Cost Cap Exceptions and net of the DOE Grants.
Mississippi Power could experience further construction cost increases and/or schedule extensions with respect to the Kemper IGCC as a result of factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, or contractor or supplier delay or non-performance under construction or other agreements. Furthermore, Mississippi Power could also experience further schedule extensions associated with start-up activities for this "first-of-a-kind" technology, including major equipment failure, system integration, and operations and/or unforeseen engineering problems, which would result in further cost increases and could result in the loss of certain tax benefits related to bonus depreciation. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap will be reflected in Southern Company's and Mississippi Power's statements of income and these changes could be material.
As of September 30, 2013, Mississippi Power had incurred total costs of $3.61 billion on the Kemper IGCC. These costs include $2.94 billion for the portion of the Kemper IGCC subject to the construction cost cap, $223.9 million for the lignite mine and equipment, $91.9 million for the CO2 pipeline facilities, $232.2 million of AFUDC, and $67.6 million of certain general exceptions. Also included in this total is $55.2 million of certain regulatory assets. Of this total, $2.41 billion was included in CWIP (which is net of the DOE Grants and estimated probable losses of $1.14 billion), $59.1 million in other regulatory assets, and $3.9 million in other deferred charges and assets on Southern Company's and Mississippi Power's Condensed Balance Sheets herein, and $1.0 million was previously expensed. Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset during the construction period, subject to review of such costs by the Mississippi PSC. This includes deferred costs associated with the generation resource planning, evaluation, and screening activities. The amortization period for any such costs approved for recovery will be determined by the Mississippi PSC at a later date. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings.
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
On January 24, 2013, Mississippi Power entered into a settlement agreement (Settlement Agreement) with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC. Under the Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions (excluding AFUDC) as well as any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. Mississippi Power intends to finance (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and the Cost Cap Exceptions, (2) the accrued AFUDC, and (3) exceptions not provided for in the Seven-Year Rate Plan (discussed below) through securitization as provided in State of Mississippi legislation. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective after the Kemper IGCC is placed in service and following completion of the Mississippi PSC's final prudence review of costs for the Kemper IGCC.
Under the terms of the Settlement Agreement, Mississippi Power and the Mississippi PSC agreed to follow certain regulatory procedures and schedules for resolving the cost recovery matters related to the Kemper IGCC. These procedures and schedules include the following: (1) Mississippi Power's filing on January 25, 2013 of a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013, to be recorded to a regulatory liability to be used to mitigate rate impacts when the Kemper IGCC is placed in service; (2) the Mississippi PSC's decision on that matter on March 5, 2013; (3) Mississippi Power's collaboration with the MPUS to file with the Mississippi PSC within three months of the Settlement Agreement a rate recovery plan for the Kemper IGCC for the first seven years of its operation, along with a proposed revenue requirement under such plan for 2014 through 2020 (Seven-Year Rate Plan) (which was made on February 26, 2013 and updated on March 22, 2013 and is expected to be revised later in 2013 in connection with the revised in-service date); (4) the Mississippi PSC's decision on the Seven-Year Rate Plan within four months of that filing (which, given the expected revision, is now expected to occur in the first half of 2014); (5) Mississippi Power's agreement to limit the portion of prudently-incurred Kemper IGCC costs to be included in rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, excluding AFUDC, provided that this limitation will not prevent Mississippi Power from securing alternate financing of up to $1 billion to recover any prudently-incurred Kemper IGCC costs, including plant costs above the $2.4 billion certificated cost estimate and AFUDC, not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the Settlement Agreement; and (6) the Mississippi PSC's completion of its prudence review of the Kemper IGCC costs incurred through 2012 within six months of the Settlement Agreement (which is now expected to occur in the second quarter 2014 for costs incurred through March 31, 2013), an additional prudence review upon considering the Seven-Year Rate Plan for costs incurred through the most recent reporting period (which is now expected to be unnecessary due to the October 15, 2013 revised scheduling order discussed below), and a final prudence review of the remaining project costs within six months of the Kemper IGCC's in-service date (which is now expected to include a prudence review of all costs incurred after March 31, 2013). The Settlement Agreement provides that Mississippi Power may terminate the Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization was enacted into law on February 26, 2013. Mississippi Power is currently working with the Mississippi PSC and the MPUS to implement the procedural schedules set forth in the Settlement Agreement and additional variations to the schedule are likely.
On March 5, 2013, the Mississippi PSC issued an order (2013 Kemper IGCC Order) approving a 15% increase in retail rates effective on March 19, 2013, and an additional 3% increase in retail rates effective on January 1, 2014,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

which collectively are designed to collect $156 million annually beginning in 2014. Amounts collected through these rates are being recorded as a regulatory liability to be used to mitigate customer rate impacts when the Kemper IGCC is placed in service. As of September 30, 2013, $62.0 million had been collected and recorded as a regulatory liability in other regulatory liabilities, deferred in Southern Company's and Mississippi Power's Condensed Balance Sheets herein. On March 21, 2013, a legal challenge to the 2013 Kemper IGCC Order was filed with the Mississippi Supreme Court.
Because the 2013 Kemper IGCC Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act described below, Mississippi Power continues to record AFUDC on the Kemper IGCC during the construction period. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power contemplates the continued accrual of AFUDC through the in-service date, subject to approval by the Mississippi PSC.
On March 22, 2013, Mississippi Power, in compliance with the 2013 Kemper IGCC Order, filed a revision to the Seven-Year Rate Plan with the Mississippi PSC for the Kemper IGCC for 2014 through 2020. The Seven-Year Rate Plan, which contemplates Mississippi Power's sale of a 15% undivided ownership interest in the Kemper IGCC, proposes recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 Kemper IGCC Order, which increased rates beginning on March 19, 2013, is integral to the Seven-Year Rate Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Seven-Year Rate Plan filing, Mississippi Power proposes annual rate recovery to remain the same from 2014 through 2020. While it is the intent of Mississippi Power for the actual revenue requirement to equal the proposed revenue requirement, Mississippi Power proposes that the annual differences through 2020 for certain items contemplated in the Seven-Year Rate Plan will be deferred, subject to accrual of carrying costs, and the cumulative balance will be reviewed at the end of the term of the Settlement Agreement by the Mississippi PSC to determine the disposition of any potential remaining deferred balance.
The revenue requirements set forth in Mississippi Power's Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the American Taxpayer Relief Act of 2012 (ATRA), which currently requires that the Kemper IGCC be placed in service in 2014. Mississippi Power plans to amend the Seven-Year Rate Plan described above to reflect changes including the revised in-service date, the change in expected benefits relating to tax credits, and other tax matters, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. Mississippi Power does not expect these revisions to change the total customer rate impacts contemplated in the Seven-Year Rate Plan. See "Tax Incentives" herein for additional information relating to tax credits and bonus depreciation.
On October 15, 2013, the Mississippi PSC issued a revised scheduling order for the prudence review of the Kemper IGCC costs incurred through March 31, 2013. Mississippi Power expects a decision from the Mississippi PSC in the second quarter 2014.
The ultimate outcome of these matters, including the resolution of legal challenges, determinations of prudency and the specific manner of recovery of costs relating to the Kemper IGCC, is subject to further regulatory actions and cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In February 2012, the Mississippi PSC approved the sale and transfer of 17.5% of the Kemper IGCC to SMEPA. In June 2012, Mississippi Power and SMEPA signed an amendment to the asset purchase agreement whereby SMEPA extended its option to purchase until December 31, 2012 and reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. On December 31, 2012, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

through December 31, 2013. The sale and transfer of an interest in the Kemper IGCC to SMEPA is subject to approval by the Mississippi PSC.
The closing of this transaction is conditioned upon execution of a joint ownership and operating agreement, receipt of all construction permits, appropriate regulatory approvals, financing, and other conditions. In September 2012, SMEPA received a conditional loan commitment from Rural Utilities Service to provide funding for SMEPA's undivided interest in the Kemper IGCC.
In March 2012, Mississippi Power received a $150 million interest-bearing refundable deposit from SMEPA to be applied to the purchase. While the expectation is that the amount will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposit upon the termination of the asset purchase agreement, within 60 days of a request by SMEPA for a full or partial refund, or within 15 days at SMEPA's discretion in the event that Mississippi Power is assigned a senior unsecured credit rating of BBB+ or lower by S&P or Baa1 or lower by Moody's or ceases to be rated by either of these rating agencies. Given the interest-bearing nature of the deposit and SMEPA's ability to request a refund, the deposit has been presented as a current liability in Southern Company's and Mississippi Power's Condensed Balance Sheets herein and as financing proceeds in Southern Company's and Mississippi Power's Condensed Statements of Cash Flows herein. On July 18, 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposit.
The ultimate outcome of these matters cannot be determined at this time.
Nitrogen Supply Agreement
On September 19, 2013, Mississippi Power entered into an agreement to sell the air separation unit for the Kemper IGCC for $79.0 million and also entered into a 20-year nitrogen supply agreement, whereby nitrogen will be supplied to Mississippi Power for the gasification process. The nitrogen supply agreement resulted in a capital lease obligation for Mississippi Power at inception of $82.9 million with an annual interest rate of 4.9%. Assets acquired under capital leases are recorded on Southern Company's and Mississippi Power’s Condensed Balance Sheets herein as utility plant in service, and the related obligations are classified as long-term debt and securities due within one year.
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
Tax Incentives
The IRS allocated $133 million (Phase I) and $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. On May 15, 2013, the IRS notified Mississippi Power that no additional tax credits under the Internal Revenue Code Section 48A Phase III were allocated to the Kemper IGCC. As a result of the schedule extension for the Kemper IGCC, the Phase I credits will be recaptured and Mississippi Power has reclassified the recaptured credits as a reduction of prepaid income taxes on Southern

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Company's and Mississippi Power’s Condensed Balance Sheets herein. Through September 30, 2013, Mississippi Power had recorded tax benefits totaling $276.4 million for the remaining Phase II credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the tax credits will be subject to recapture upon successful completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
On January 2, 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property to be placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which is expected to apply to the Kemper IGCC.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
On April 4, 2013, an explosion occurred at Plant Bowen Unit 2 that resulted in substantial damage to the Plant Bowen Unit 2 generator, Plant Bowen's Units 1 and 2 control room and surrounding areas, as well as Plant Bowen's switchyard. Plant Bowen Unit 1 (approximately 700 MWs) was returned to service on August 4, 2013. Plant Bowen Unit 2 (approximately 700 MWs) remains offline pending completion of the repairs. Georgia Power expects that any material repair costs related to the damage will be covered by property insurance. The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(C)	FAIR VALUE MEASUREMENTS
As of September 30, 2013, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of September 30, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$11	$—	$11
Interest rate derivatives	—	7	—	7
Nuclear decommissioning trusts(a)	553	844	—	1,397
Cash equivalents	465	—	—	465
Other investments	9	—	15	24
Total	$1,027	$862	$15	$1,904
Liabilities:
Energy-related derivatives	$—	$84	$—	$84

Alabama Power
Assets:
Energy-related derivatives	$—	$3	$—	$3
Nuclear decommissioning trusts:(b)
Domestic equity	343	74	—	417
Foreign equity	32	62	—	94
U.S. Treasury and government agency securities	—	27	—	27
Corporate bonds	—	101	—	101
Mortgage and asset backed securities	—	23	—	23
Other	—	10	—	10
Cash equivalents	351	—	—	351
Total	$726	$300	$—	$1,026
Liabilities:
Energy-related derivatives	$—	$15	$—	$15

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

	Fair Value Measurements Using
As of September 30, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Nuclear decommissioning trusts:(b) (c)
Domestic equity	178	1	—	179
Foreign equity	—	125	—	125
U.S. Treasury and government agency securities	—	88	—	88
Municipal bonds	—	64	—	64
Corporate bonds	—	133	—	133
Mortgage and asset backed securities	—	116	—	116
Other	—	19	—	19
Total	$178	$548	$—	$726
Liabilities:
Energy-related derivatives	$—	$29	$—	$29

Gulf Power
Assets:
Energy-related derivatives	$—	$3	$—	$3
Cash equivalents	16	—	—	16
Total	$16	$3	$—	$19
Liabilities:
Energy-related derivatives	$—	$25	$—	$25

Mississippi Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Liabilities:
Energy-related derivatives	$—	$14	$—	$14

Southern Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Cash equivalents	60	—	—	60
Total	$60	$2	$—	$62
Liabilities:
Energy-related derivatives	$—	$1	$—	$1

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.

(c)
Includes the investment securities pledged to creditors and cash collateral received and excludes payables related to the securities lending program. As of September 30, 2013, approximately $14 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan and pledged to creditors under the funds' managers' securities lending program.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

As of September 30, 2013, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of September 30, 2013:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Foreign equity funds	$125	None	Monthly	5 days
Corporate bonds - commingled funds	4	None	Daily	1 to 3 days
Equity - commingled funds	62	None	Daily/Monthly	Daily/7 days
Other - commingled funds	19	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	104	None	Daily	15 days
Cash equivalents:
Money market funds	465	None	Daily	Not applicable
Alabama Power
Nuclear decommissioning trusts:
Equity - commingled funds	62	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	104	None	Daily	15 days
Cash equivalents:
Money market funds	351	None	Daily	Not applicable
Georgia Power
Nuclear decommissioning trusts:
Foreign equity funds	125	None	Monthly	5 days
Corporate bonds - commingled funds	4	None	Daily	Not applicable
Other - commingled funds	19	None	Daily	Not applicable
Gulf Power
Cash equivalents:
Money market funds	16	None	Daily	Not applicable
Southern Power
Cash equivalents:
Money market funds	60	None	Daily	Not applicable
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
The commingled funds in Georgia Power's nuclear decommissioning trusts are invested primarily in a diversified portfolio, including, but not limited to, commercial paper, notes, repurchase agreements, and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase. The commingled funds will, however, generally maintain a dollar-weighted average portfolio maturity of 90 days or less. The assets may be

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

longer term investment grade fixed income obligations with maturity shortening provisions. The primary objective for the commingled funds is a high level of current income consistent with stability of principal and liquidity. The commingled funds included with corporate bonds represent the investment of cash collateral received under the Funds' managers' securities lending program that can only be sold upon the return of the loaned securities. See Note 1 to the financial statements of Southern Company and Georgia Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
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
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and nine months ended September 30, 2013, the fair value of the funds, including reinvested interest and dividends reduced by the funds' expenses, increased by $60 million and $112 million, respectively, at Southern Company. For the three and nine months ended September 30, 2013, Alabama Power recorded an increase in fair value of $33 million and $76 million, respectively, as an increase in regulatory liabilities. For the three and nine months ended September 30, 2013, Georgia Power recorded an increase in fair value of $27 million and $36 million, respectively, as a reduction of its regulatory asset related to AROs.
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
As of September 30, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$22,194	$22,822
Alabama Power	$6,179	$6,536
Georgia Power	$9,222	$9,400
Gulf Power	$1,246	$1,293
Mississippi Power	$2,140	$2,108
Southern Power	$1,628	$1,667

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

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

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)
As reported shares	878	876	874	872
Effect of options and performance share award units	3	7	5	8
Diluted shares	881	883	879	880
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were 16 million and 1 million for the three and nine months ended September 30, 2013, respectively, and were immaterial for the three and nine months ended September 30, 2012.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries	Total Stockholders' Equity
	Issued	Treasury
	(in thousands)			(in millions)
Balance at December 31, 2012	877,803	(10,035)	$18,297	$707	$19,004
Net income after dividends on preferred and preference stock	—	—	1,230	—	1,230
Other comprehensive income (loss)	—	—	11	—	11
Treasury stock re-issued	—	1,956	89	—	89
Stock issued	12,046	—	484	49	533
Stock repurchased, at cost	—	—	(19)	—	(19)
Cash dividends on common stock	—	—	(1,314)	—	(1,314)
Other	—	(30)	—	—	—
Balance at September 30, 2013	889,849	(8,109)	$18,778	$756	$19,534

Balance at December 31, 2011	865,664	(539)	$17,578	$707	$18,285
Net income after dividends on preferred and preference stock	—	—	1,967	—	1,967
Other comprehensive income (loss)	—	—	(1)	—	(1)
Stock issued	11,586	—	479	—	479
Stock repurchased, at cost	—	(2,567)	(117)	—	(117)
Cash dividends on common stock	—	—	(1,267)	—	(1,267)
Other	—	(38)	—	—	—
Balance at September 30, 2012	877,250	(3,144)	$18,639	$707	$19,346
In July 2012, Southern Company announced a program to repurchase shares to partially offset the incremental shares issued under its employee and director stock plans. There were no repurchases under this program in the first nine months of 2013 and no further repurchases under the program are anticipated.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

The following table outlines the committed credit arrangements by company as of September 30, 2013:

	Expires(a)							Executable Term Loans		Due Within One Year
Company	2013	2014	2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	1	268	35	—	1,000	1,304	1,304	53	—	53	146
Georgia Power	—	—	—	150	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	90	—	165	—	275	275	45	—	45	65
Mississippi Power	15	120	—	165	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	486	—	—	—	—
Other	—	75	25	—	—	100	100	25	—	25	50
Total	$36	$553	$60	$480	$4,100	$5,229	$5,201	$148	$40	$188	$331
 (a) No credit arrangements expire in 2017.
As reflected in the table above, during the first nine months of 2013, Southern Company and certain of its subsidiaries entered into, amended, or renewed certain of their credit arrangements. In February 2013, Southern Company, Alabama Power, Georgia Power, and Southern Power each amended their multi-year credit arrangements, which extended the maturity dates from 2016 to 2018. In March 2013, Gulf Power and Mississippi Power each amended certain of their credit arrangements, which extended the maturity dates from 2014 to 2016 and, in the case of Mississippi Power, also revised the definition of debt to exclude securitized debt relating to the Kemper IGCC for purposes of calculating the debt to capitalization covenant under these credit arrangements. See Note (B) under "Integrated Coal Gasification Combined Cycle" herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
Southern Company and its subsidiaries expect to renew their credit arrangements as needed, prior to expiration.
Most of these arrangements contain covenants that limit debt levels and typically contain cross default provisions that are restricted only to the indebtedness of the individual company. Southern Company and its subsidiaries are currently in compliance with all such covenants.
Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2013:

Company(a)	Senior Note Issuances	Senior Note Redemptions and Maturities	Revenue Bond Issuances	Revenue Bond Redemptions and Maturities	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions
			(in millions)
Southern Company	$500	$—	$—	$—	$—	$—
Georgia Power	850	1,250	89	89	—	—
Gulf Power	90	90	—	—	—	—
Mississippi Power	—	—	31	83	475	125
Southern Power	300	—	—	—	23	—
Other	—	50	—	—	—	—
Total	$1,740	$1,390	$120	$172	$498	$125
(a) Alabama Power did not issue or redeem any long-term debt during the first nine months of 2013.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Southern Company
In August 2013, Southern Company issued $500 million aggregate principal amount of Series 2013A 2.45% Senior Notes due September 1, 2018. The proceeds were used to pay a portion of Southern Company’s outstanding short-term indebtedness and for other general corporate purposes.
Georgia Power
In March 2013, Georgia Power issued $400 million aggregate principal amount of Series 2013A 4.30% Senior Notes due March 15, 2043. Also in March 2013, Georgia Power issued $250 million aggregate principal amount of Series 2013B Floating Rate Senior Notes due March 15, 2016. The proceeds from these sales were used to repay at maturity $350 million aggregate principal amount of Georgia Power's Series 2010A Floating Rate Senior Notes due March 15, 2013, to repay a portion of its outstanding short-term indebtedness, and for general corporate purposes, including Georgia Power's continuous construction program.
In March 2013, the Development Authority of Monroe County issued $17.5 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2013 due April 1, 2043 for the benefit of Georgia Power. The proceeds were used to redeem, in April 2013, $17.5 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 1997.
In August 2013, Georgia Power issued $200 million aggregate principal amount of Series 2013C Floating Rate Senior Notes due August 15, 2016. The proceeds were used to repay at maturity a portion of $100 million aggregate principal amount outstanding of Georgia Power's Series Q 4.90% Senior Notes due September 15, 2013 and a portion of $500 million aggregate principal amount outstanding of Georgia Power's Series 2010D 1.30% Senior Notes due September 15, 2013.
In August 2013, the Development Authority of Bartow County issued $71.7 million aggregate principal amount of Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2013 due August 1, 2043 for the benefit of Georgia Power. The proceeds were used to redeem, in September 2013, $24.9 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1996 and $46.8 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 1998.
Gulf Power
In June 2013, Gulf Power issued 500,000 shares of Series 2013A 5.60% Preference Stock and realized proceeds of $50 million. Gulf Power also issued $90 million aggregate principal amount of Series 2013A 5.00% Senior Notes due June 15, 2043. The proceeds from the sale of the Preference Stock, together with the proceeds from the issuance of the Series 2013A Senior Notes, were used to repay at maturity $60 million aggregate principal amount of Gulf Power's Series G 4.35% Senior Notes due July 15, 2013, to repay a portion of a 90-day floating rate bank loan in an aggregate principal amount outstanding of $125 million, for a portion of the redemption in July 2013 of $30 million aggregate principal amount outstanding of Gulf Power’s Series H 5.25% Senior Notes due July 15, 2033, and for general corporate purposes, including Gulf Power’s continuous construction program.
Mississippi Power
In November 2012, Mississippi Power entered into a 366-day $100 million aggregate principal amount floating rate bank loan bearing interest based on one-month LIBOR. The first advance in the amount of $50 million was made in November 2012. In January 2013, the second advance in the amount of $50 million was made. In September 2013, Mississippi Power amended the bank loan, which extended the maturity date to 2015. The proceeds of the loan were used for working capital and for other general corporate purposes, including Mississippi Power's continuous construction program.
In March 2013, Mississippi Power entered into four two-year floating rate bank loans bearing interest based on one-month LIBOR. These term loans were for $50 million, $75 million, $75 million, and $100 million aggregate principal amounts, and proceeds were used for working capital and other general corporate purposes, including

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Mississippi Power's continuous construction program.
In March 2013, the Mississippi Business Finance Corporation (MBFC) issued $15.8 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2012A.
In July 2013, MBFC issued $15.3 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2012A. The proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. See Note 6 to the financial statements of Mississippi Power under "Other Revenue Bonds" in Item 8 of the Form 10-K/A for additional information.
In September 2013, Mississippi Power entered into a two-year floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $125 million aggregate principal amount and proceeds were used to repay at maturity a two-year floating rate bank loan in the aggregate principal amount of $125 million.
Southern Power
In March and September 2013, Southern Power issued an additional $1.7 million and $2.2 million, respectively, under a promissory note, due September 30, 2032, to Turner Renewable Energy, LLC (TRE) related to the financing of Spectrum.
In the second and third quarters of 2013, Southern Power issued an aggregate $8.7 million and $10.2 million, respectively, under a promissory note, due April 30, 2033, to TRE related to the financing of Campo Verde.
In July 2013, Southern Power issued $300 million aggregate principal amount of Series 2013A 5.25% Senior Notes due July 15, 2043. The net proceeds from the sale of the Series 2013A Senior Notes were used to repay a portion of its outstanding short-term indebtedness and for other general corporate purposes, including Southern Power’s continuous construction program.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Components of the net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2013
Service cost	$58	$12	$17	$3	$3
Interest cost	97	23	35	4	5
Expected return on plan assets	(151)	(39)	(54)	(6)	(7)
Amortization:
Prior service costs	7	2	3	—	1
Net (gain)/loss	50	13	19	2	2
Net cost	$61	$11	$20	$3	$4
Nine Months Ended September 30, 2013
Service cost	$174	$39	$52	$8	$8
Interest cost	291	69	104	13	14
Expected return on plan assets	(452)	(117)	(160)	(19)	(20)
Amortization:
Prior service costs	20	5	8	1	1
Net (gain)/loss	150	39	56	6	7
Net cost	$183	$35	$60	$9	$10
Three Months Ended September 30, 2012
Service cost	$49	$11	$15	$2	$2
Interest cost	98	23	35	5	5
Expected return on plan assets	(145)	(40)	(56)	(7)	(6)
Amortization:
Prior service costs	8	2	3	—	—
Net (gain)/loss	24	6	9	1	2
Net cost	$34	$2	$6	$1	$3
Nine Months Ended September 30, 2012
Service cost	$148	$33	$45	$7	$7
Interest cost	295	70	106	13	14
Expected return on plan assets	(436)	(121)	(166)	(20)	(18)
Amortization:
Prior service costs	23	5	9	1	1
Net (gain)/loss	71	18	25	3	3
Net cost	$101	$5	$19	$4	$7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2013
Service cost	$6	$2	$3	$—	$—
Interest cost	18	5	8	1	1
Expected return on plan assets	(14)	(6)	(7)	(1)	—
Amortization:
Transition obligation	2	—	1	—	—
Prior service costs	1	1	—	—	—
Net (gain)/loss	3	—	2	—	—
Net cost	$16	$2	$7	$—	$1
Nine Months Ended September 30, 2013
Service cost	$18	$5	$6	$1	$1
Interest cost	55	14	24	2	3
Expected return on plan assets	(42)	(18)	(19)	(1)	(1)
Amortization:
Transition obligation	4	—	3	—	—
Prior service costs	3	3	—	—	—
Net (gain)/loss	9	1	6	—	—
Net cost	$47	$5	$20	$2	$3
Three Months Ended September 30, 2012
Service cost	$5	$1	$2	$—	$—
Interest cost	21	6	8	1	1
Expected return on plan assets	(15)	(6)	(7)	—	—
Amortization:
Transition obligation	2	—	2	—	—
Prior service costs	1	1	—	—	—
Net (gain)/loss	2	—	1	—	—
Net cost	$16	$2	$6	$1	$1
Nine Months Ended September 30, 2012
Service cost	$16	$4	$5	$1	$1
Interest cost	63	17	27	3	3
Expected return on plan assets	(45)	(18)	(21)	(1)	(1)
Amortization:
Transition obligation	7	1	5	—	—
Prior service costs	3	3	—	—	—
Net (gain)/loss	5	—	3	—	—
Net cost	$49	$7	$19	$3	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
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
Southern Company's effective tax rate was 33.9% for the nine months ended September 30, 2013 compared to 35.3% for the corresponding period in 2012. The decrease was primarily due to an increase in non-taxable AFUDC equity at Mississippi Power and increased investment tax credits at Southern Power, combined with lower net income for Southern Company as a whole. The decrease was partially offset by a decrease in state income tax credits and a settlement with the IRS in 2012 related to the methodology used to calculate the production activities deduction as defined in Section 199 of the Internal Revenue Code.
Alabama Power
Alabama Power's effective tax rate was 39.3% for the nine months ended September 30, 2013 compared to 38.8% for the corresponding period in 2012. The increase was primarily due to the recognition in 2012 of tax benefits related to a settlement with the IRS related to the production activities deduction.
Georgia Power
Georgia Power's effective tax rate was 38.0% for the nine months ended September 30, 2013 compared to 35.8% for the corresponding period in 2012. The increase was due to an increase in non-deductible book depreciation, a decrease in state income tax credits, a settlement with the IRS in 2012 related to the production activities deduction, and a decrease in non-taxable AFUDC equity.
Gulf Power
Gulf Power's effective tax rate was 37.6% for the nine months ended September 30, 2013 compared to 37.3% for the corresponding period in 2012.
Mississippi Power
Mississippi Power's effective tax rate was (42.1)% for the nine months ended September 30, 2013 compared to 26.7% for the corresponding period in 2012. The decrease was primarily due to a net loss for the current period and an increase in non-taxable AFUDC equity related to the construction of the Kemper IGCC.
Southern Power
Southern Power's effective tax rate was 20.5% for the nine months ended September 30, 2013 compared to 34.4% for the corresponding period in 2012. The decrease was primarily due to an increase in investment tax credits.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Unrecognized Tax Benefits
Changes during 2013 for unrecognized tax benefits were as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Unrecognized tax benefits as of December 31, 2012	$70	$31	$23	$5	$6	$3
Tax positions from current periods	3	—	—	—	—	2
Tax positions from prior periods	(66)	(31)	(23)	(5)	(2)	(3)
Balance as of September 30, 2013	$7	$—	$—	$—	$4	$2
The tax positions from prior periods relate primarily to the tax accounting method change for repairs-generation assets. See "Tax Method of Accounting for Property Related Expenditures" herein for additional information.
The impact on the effective tax rate, if recognized, was as follows:

	As of September 30, 2013	As of December 31, 2012
	Southern Company
	(in millions)
Tax positions impacting the effective tax rate	$7	$5
Tax positions not impacting the effective tax rate	—	65
Balance of unrecognized tax benefits	$7	$70
The tax positions impacting the effective tax rate primarily relate to state income tax credits. These amounts are presented on a gross basis without considering the related federal or state income tax impact.
All of the registrants classify interest on tax uncertainties as interest expense. Accrued interest for unrecognized tax benefits at September 30, 2013 and December 31, 2012 was not material.
None of the registrants accrued any penalties on uncertain tax positions.
It is reasonably possible that the amount of the unrecognized tax benefits associated with a majority of the registrants' unrecognized tax positions will significantly increase or decrease within 12 months. The settlement of federal and state audits could impact the balances significantly. At this time, an estimate of the range of reasonably possible outcomes cannot be determined.
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
In December 2011, the IRS published regulations on the deduction and capitalization of expenditures related to tangible property that generally apply for tax years beginning on or after January 1, 2014. Additionally, on April 30, 2013, the IRS issued Revenue Procedure 2013-24, which provides guidance for taxpayers related to the deductibility of repair costs associated with generation assets. Based on a review of the regulations, Southern Company incorporated provisions related to repair costs for generation assets into its consolidated 2012 federal income tax return and reversed all related unrecognized tax positions. In September 2013, the IRS issued final tangible property regulations. Southern Company is currently reviewing this new guidance. The ultimate outcome

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

of this matter cannot be determined at the time; however, these regulations are not expected to have a material impact on net income.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At September 30, 2013, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company	267	2018	2017
Alabama Power	68	2017	—
Georgia Power	67	2017	—
Gulf Power	85	2018	—
Mississippi Power	46	2017	—
Southern Power	1	—	2017
In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 8 million mmBtu for Southern Company, 1 million mmBtu for Alabama Power, 5 million mmBtu for Georgia Power, 1 million mmBtu for Gulf Power, and 1 million mmBtu for Southern Power.
For cash flow hedges, the amounts expected to be reclassified from AOCI to revenue and fuel expense for the next 12-month period ending September 30, 2014 are immaterial for all registrants.
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
At September 30, 2013, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Interest Rate Paid		Hedge Maturity Date	Fair Value Gain (Loss) September 30, 2013
	(in millions)					(in millions)
Fair value hedges of existing debt
Southern Company	$350	4.15%	3-month LIBOR + 1.96%	(a)	May 2014	$7

(a)	Weighted average
The estimated pre-tax gains (losses) that will be reclassified from AOCI to interest expense for the next 12-month period ending September 30, 2014 are immaterial for all registrants.
Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as fair value hedges where the derivatives' fair value gains or losses and the hedged items' fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as a cash flow hedge where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. Any ineffectiveness is typically recorded directly to earnings; however, Mississippi Power has regulatory approval allowing it to defer any ineffectiveness associated with firm commitments related to the Kemper IGCC to a regulatory asset. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. At September 30, 2013, the fair value of the foreign currency derivatives outstanding was immaterial.
Derivative Financial Statement Presentation and Amounts
At September 30, 2013, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at September 30, 2013
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$6	$2	$1	$2	$1
Other deferred charges and assets	3	1	1	1	—
Total derivatives designated as hedging instruments for regulatory purposes	$9	$3	$2	$3	$1	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$7	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other deferred charges and assets	2	—	—	—	—	2
Total asset derivatives	$18	$3	$2	$3	$1	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at September 30, 2013
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$48	$9	$19	$13	$7
Other deferred credits and liabilities	35	6	10	12	7
Total derivatives designated as hedging instruments for regulatory purposes	$83	$15	$29	$25	$14	N/A
Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$1	$—	$—	$—	$—	$1
Total liability derivatives	$84	$15	$29	$25	$14	$1
At December 31, 2012, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at December 31, 2012
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$10	$2	$6	$1	$1
Other deferred charges and assets	13	3	5	3	2
Total derivatives designated as hedging instruments for regulatory purposes	$23	$5	$11	$4	$3	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$7	$—	$—	$—	$—	$—
Other deferred charges and assets	3	—	—	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$10	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities	$1	$—	$—	$—	$—	$1
Other deferred charges and assets	2	—	—	—	—	2
Total derivatives not designated as hedging instruments	$3	$—	$—	$—	$—	$3
Total asset derivatives	$36	$5	$11	$4	$3	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Liability Derivatives at December 31, 2012
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$74	$14	$30	$17	$13
Other deferred credits and liabilities	35	4	15	10	6
Total derivatives designated as hedging instruments for regulatory purposes	$109	$18	$45	$27	$19	N/A
Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$1	$—	$—	$—	$—	$1
Other deferred credits and liabilities	1	—	—	—	—	1
Total derivatives not designated as hedging instruments	$2	$—	$—	$—	$—	$2
Total liability derivatives	$111	$18	$45	$27	$19	$2
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Derivative Contracts at September 30, 2013
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$11	$3	$2	$3	$1	$2
Gross amounts not offset in the Balance Sheet (b)	(10)	(3)	(2)	(3)	(1)	(1)
Net energy-related derivative assets	$1	$—	$—	$—	$—	$1
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$84	$15	$29	$25	$14	$1
Gross amounts not offset in the Balance Sheet (b)	(10)	(3)	(2)	(3)	(1)	(1)
Net energy-related derivative liabilities	$74	$12	$27	$22	$13	$—
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

At September 30, 2013 and December 31, 2012, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at September 30, 2013
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(48)	$(9)	$(19)	$(13)	$(7)
Other regulatory assets, deferred	(35)	(6)	(10)	(12)	(7)
Other regulatory liabilities, current	6	2	1	2	1
Other regulatory liabilities, deferred (a)	3	1	1	1	—
Total energy-related derivative gains (losses)	$(74)	$(12)	$(27)	$(22)	$(13)

(a)	Georgia Power includes Other regulatory liabilities, deferred in Other deferred credits and liabilities.

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at December 31, 2012
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(74)	$(14)	$(30)	$(17)	$(13)
Other regulatory assets, deferred	(35)	(4)	(15)	(10)	(6)
Other regulatory liabilities, current	10	2	6	1	1
Other regulatory liabilities, deferred (a)	13	3	5	3	2
Total energy-related derivative gains (losses)	$(86)	$(13)	$(34)	$(23)	$(16)

(a)	Georgia Power includes Other regulatory liabilities, deferred in Other deferred credits and liabilities.
For the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments on Southern Company's statements of income were immaterial.
For the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on Southern Company's and Mississippi Power's statements of income were immaterial and were offset with changes in the fair value of the purchase commitment related to equipment purchases; therefore, there was no impact on Southern Company's or Mississippi Power's statements of income.
For the three months ended September 30, 2013 and 2012, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were immaterial for all registrants.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

For the nine months ended September 30, 2013 and 2012, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
			Statements of Income Location	Amount
	2013	2012		2013	2012
	(in millions)			(in millions)
Southern Company
Interest rate derivatives	$—	$(16)	Interest expense, net of amounts capitalized	$(12)	$(12)
Alabama Power
Interest rate derivatives	$—	$(15)	Interest expense, net of amounts capitalized	$(2)	$—
Southern Power
Interest rate derivatives	$—	$—	Interest expense, net of amounts capitalized	$(6)	$(8)
For the nine months ended September 30, 2013 and 2012, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on the statements of income were immaterial for Georgia Power, Gulf Power, and Mississippi Power.
For the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments on the statements of income were immaterial for all registrants.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
For Southern Power's energy-related derivatives not designated as hedging instruments, a substantial portion of the pre-tax realized and unrealized gains and losses is associated with hedging fuel price risk of certain PPA customers and has no impact on net income or on fuel expense as presented in Southern Company's and Southern Power's statements of income. As a result, for the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of energy-related derivatives not designated as hedging instruments on Southern Company's and Southern Power's statements of income were immaterial. This third party hedging activity has been discontinued.
For the three and nine months ended September 30, 2013 and 2012, the pre-tax effects of foreign currency derivatives not designated as hedging instruments were recorded as regulatory assets and liabilities and were immaterial for Southern Company and Mississippi Power.
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries.
At September 30, 2013, the fair value of derivative liabilities with contingent features, by registrant, was as follows:

	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
			(in millions)
Derivative liabilities	$20	$5	$5	$7	$3	$—
At September 30, 2013, the registrants had no collateral posted with their derivative counterparties. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $20 million for each registrant. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. For the traditional operating companies and Southern Power, included

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

in these amounts are certain agreements that could require collateral in the event that one or more Power Pool participants have a credit rating change to below investment grade.
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
Adobe Solar, LLC
On August 27, 2013, Southern Power and TRE, through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, entered into a purchase agreement with Sun Edison, LLC, the developer of the project, which provides for the acquisition of all of the outstanding membership interests of Adobe Solar, LLC (Adobe) by STR. Adobe is constructing an approximately 20-MW solar generating facility in Kern County, California. The solar facility is expected to begin commercial operation in spring 2014. The output of the plant is contracted under a 20-year PPA with Southern California Edison Company, which is expected to begin in spring 2014. The acquisition is in accordance with Southern Power's overall growth strategy.
Southern Power's acquisition of Adobe is expected to occur in spring 2014 and the purchase price is expected to be approximately $100 million.
The completion of the acquisition is subject to Sun Edison, LLC achieving certain construction and project milestones by certain dates and various customary conditions to closing. The ultimate outcome of this matter cannot be determined at this time.
Campo Verde Solar, LLC
On April 23, 2013, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Campo Verde Solar, LLC (Campo Verde) from First Solar, Inc., the developer of the project. Campo Verde constructed an approximately 139-MW solar photovoltaic facility in Southern California. Commercial operation of the solar facility was declared by Campo Verde on October 25, 2013. The output of the plant is contracted under a 20-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy, which began on the commercial operation date. The acquisition is in accordance with Southern Power's overall growth strategy.
Southern Power's acquisition of Campo Verde included cash consideration of $136.6 million, of which $111.6 million was paid at closing and $25.0 million will be paid upon achievement of certain milestones. The preliminary asset allocation is under evaluation by management; therefore, the allocation of the purchase price to individual assets has not been finalized. Under an engineering, procurement, and construction agreement (Construction Agreement), an additional $328.7 million has been paid to a subsidiary of First Solar, Inc. (Construction Contractor) for the construction of the solar facility.
In the event certain unforeseeable conditions occur at the project site, the Construction Contractor may terminate the Construction Agreement, and in the event the Construction Contractor does not achieve certain construction or project development milestones by certain dates, STR may terminate the Construction Agreement. In each case, a subsidiary of First Solar will be required to make a termination payment to STR equal to STR's investment in Campo Verde (net of any tax or other benefits received by STR) and STR will be required to transfer its ownership in Campo Verde to the subsidiary of First Solar (Termination Payment and Transfer). In addition, under the acquisition agreement, a subsidiary of First Solar may require the Termination Payment and Transfer to occur in the event costs relating to certain contingencies exceed a certain threshold until such time that the contingencies are satisfactorily resolved under the terms of the acquisition agreement, and STR may require the Termination Payment

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

and Transfer to occur in the event certain contingencies are not satisfactorily resolved. The ultimate outcome of this matter cannot be determined at this time; however, STR believes the likelihood of a Termination Payment and Transfer to be remote.
(J) INVESTMENTS IN LEVERAGED LEASES
See Note 1 to the financial statements of Southern Company under "Leveraged Leases" in Item 8 of the Form 10-K for additional information.
On March 1, 2013, Southern Company completed the restructuring of the nonrecourse debt and the related rental payments associated with its leveraged lease investment in a 440-MW generation facility located in Choctaw County, Mississippi. In connection with the restructuring, Southern Company has committed, as owner/lessor, to invest approximately $60 million in capital through 2015 to improve the operational performance of the facility and upgrade environmental controls. As part of the restructuring, the interest rate on the nonrecourse debt was significantly reduced, resulting in lower debt payments for Southern Company and lower rental payments for the lessee over the remaining 19-year term of the nonrecourse debt and the lease. As a consequence of the restructuring, Southern Company recalculated its net investment in the lease to reflect changes in the future cash flows to Southern Company as owner/lessor. As a result of the recalculation, Southern Company recorded an after-tax charge to income during the first quarter 2013 of approximately $16 million. This noncash charge reflects a reallocation of previously recognized lease income that will be reflected in income over the remaining term of the lease.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(K) SEGMENT AND RELATED INFORMATION
The primary business of the Southern Company system is electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market.
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $97 million and $264 million for the three and nine months ended September 30, 2013, respectively, and $112 million and $330 million for the three and nine months ended September 30, 2012, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material. Financial data for business segments and products and services was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2013:
Operating revenues	$4,744	$365	$(104)	$5,005	$35	$(23)	$5,017
Segment net income (loss)(a)(b)	765	85	—	850	(1)	3	852
Nine Months Ended September 30, 2013:
Operating revenues	$12,430	$975	$(285)	$13,120	$108	$(68)	$13,160
Segment net income (loss)(a)(c)	1,099	142	—	1,241	(12)	1	1,230
Total assets at September 30, 2013	$59,732	$4,449	$(153)	$64,028	$1,090	$(421)	$64,697
Three Months Ended September 30, 2012:
Operating revenues	$4,794	$355	$(116)	$5,033	$36	$(20)	$5,049
Segment net income (loss)(a)	908	68	1	977	1	(2)	976
Nine Months Ended September 30, 2012:
Operating revenues	$12,232	$894	$(338)	$12,788	$109	$(63)	$12,834
Segment net income (loss)(a)	1,797	144	—	1,941	30	(4)	1,967
Total assets at December 31, 2012	$58,600	$3,780	$(129)	$62,251	$1,116	$(218)	$63,149
(a) After dividends on preferred and preference stock of subsidiaries.
(b) Segment net income (loss) for the three months ended September 30, 2013 includes a $150 million pre-tax charge ($93 million after tax) for an estimated probable loss on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Cost Estimate" herein for additional information.
(c) Segment net income (loss) for the nine months ended September 30, 2013 includes $1.1 billion in pre-tax charges ($704 million after tax) for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Cost Estimate" herein for additional information.
Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2013	$4,319	$520	$166	$5,005
Three Months Ended September 30, 2012	4,379	497	157	5,033

Nine Months Ended September 30, 2013	$11,237	$1,406	$477	$13,120
Nine Months Ended September 30, 2012	11,068	1,261	459	12,788

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which the registrants are involved.
Item 1A. Risk Factors.
See RISK FACTORS in Item 1A of the Form 10-K and the Form 10-K/A for a discussion of the risk factors of the registrants. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K and the Form 10-K/A.
Item 6.    Exhibits.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1	-
Eighth Supplemental Indenture to Senior Note Indenture dated as of August 27, 2013, providing for the issuance of the Series 2013A 2.45% Senior Notes due September 1, 2018. (Designated in Form 8-K dated August 21, 2013, File No. 1-3526, as Exhibit 4.2.)

Georgia Power
(c)1	-
Fifty-second Supplemental Indenture to Senior Note Indenture dated as of August 16, 2013, providing for the issuance of the Series 2013C Floating Rate Senior Notes due August 15, 2016. (Designated in Form 8-K dated August 12, 2013, File No. 1-6468, as Exhibit 4.2.)

Southern Power
(f)1	-
Fifth Supplemental Indenture to the Senior Note Indenture dated as of July 16, 2013, providing for the issuance of the Series 2013A 5.25% Senior Notes due July 15, 2043. (Designated in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4.)

(10) Material Contracts

Alabama Power
(b)1	-	Retention Award Agreement between Alabama Power and Steven R. Spencer effective July 15, 2013.

(24) Power of Attorney and Resolutions

Southern Company

(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

(c)2	-	Power of Attorney for W. Ron Hinson. (Designated in Form 10-Q for the quarter ended March 31, 2013, File No. 1-6468 as Exhibit 24(c)2 and incorporated herein by reference.)

Gulf Power

(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 001-31737 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

(e)2	-	Power of Attorney for G. Edison Holland. (Designated in Form 10-Q for the quarter ended June 30, 2013, File No. 001-11229 as Exhibit 24(e)2 and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2012, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(f)2	-	Power of Attorney for William C. Grantham.

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL Related Documents

INS	-	XBRL Instance Document
SCH	-	XBRL Taxonomy Extension Schema Document
CAL	-	XBRL Taxonomy Calculation Linkbase Document
DEF	-	XBRL Definition Linkbase Document
LAB	-	XBRL Taxonomy Label Linkbase Document
PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: November 6, 2013

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
Date: November 6, 2013

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
Date: November 6, 2013

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
Date: November 6, 2013

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
Date: November 6, 2013

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

SOUTHERN POWER COMPANY

By	Oscar C. Harper IV
President and Chief Executive Officer
(Principal Executive Officer)

By	William C. Grantham
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 6, 2013