Form 10-Q
period 2014-06-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2014-08-07
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2014
The Southern Company	Par Value $5 Per Share	895,696,608
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	5,442,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

		Page Number
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	172
Item 1A.	Risk Factors	172
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	172
	Signatures	175

DEFINITIONS

Term	Meaning

2012 MPSC CPCN Order
A detailed order issued by the Mississippi PSC in April 2012 confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC

2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
2013 IRP	Georgia Power's triennial Integrated Resource Plan as approved by the Georgia PSC
AFUDC	Allowance for Funds Used During Construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
Chancery Court	Chancery Court of Harrison County, Mississippi
Clean Air Act	Clean Air Act Amendments of 1990
Contractor	Westinghouse and Stone & Webster, Inc.
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2013
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
ITCs	Investment tax credits
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
NCCR	Nuclear Construction Cost Recovery
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
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

PPA	Power purchase agreement
PSC	Public Service Commission
Rate CNP	Alabama Power's Rate Certificated New Plant
Rate CNP Environmental	Alabama Power's Rate Certificated New Plant Environmental
Rate CNP PPA	Alabama Power's Rate Certificated New Plant Power Purchase Agreement
registrants	Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power
ROE	Return on equity
scrubber	Flue gas desulfurization system
SEC	U.S. Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association
Southern Company	The Southern Company
Southern Company system	Southern Company, the traditional operating companies, Southern Power, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc.
Southern Power	Southern Power Company and its subsidiaries
S&P	Standard and Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.
traditional operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power
Westinghouse	Westinghouse Electric Company LLC
wholesale revenues	revenues generated from sales for resale

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates of construction projects, plans and estimated costs for new generation resources, filings with state and federal regulatory authorities, impact of the American Taxpayer Relief Act of 2012, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other capital expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

•
ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity factors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, unforeseen engineering or design problems, delays associated with start-up activities (including major equipment failure and system integration), and/or operations;

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

•
legal proceedings and regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals and NRC actions and litigation proceedings involving the Owners and the Contractor;

•
actions related to cost recovery for the Kemper IGCC, including actions relating to proposed securitization, Mississippi PSC approval of Mississippi Power's proposed rate recovery plan, as ultimately amended, which currently includes the ability to complete the proposed sale of an interest in the Kemper IGCC to SMEPA, the ability to utilize bonus depreciation, which currently requires that assets be placed in service in 2014, and satisfaction of requirements to utilize ITCs and grants;

•	Mississippi PSC review of the prudence of Kemper IGCC costs;

•
the outcome of any legal or regulatory proceedings regarding the Mississippi PSC's issuance of the CPCN for the Kemper IGCC, the settlement agreement between Mississippi Power and the Mississippi PSC, the March 2013 rate order approving retail rate increases consistent with the terms of the settlement agreement, or the Baseload Act;

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

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,770	$3,620	$7,628	$6,918
Wholesale revenues	515	454	1,119	886
Other electric revenues	169	156	334	311
Other revenues	13	16	30	28
Total operating revenues	4,467	4,246	9,111	8,143
Operating Expenses:
Fuel	1,462	1,374	3,109	2,636
Purchased power	133	127	320	222
Other operations and maintenance	1,019	947	2,005	1,921
Depreciation and amortization	504	476	1,001	942
Taxes other than income taxes	246	232	493	467
Estimated loss on Kemper IGCC	—	450	380	990
Total operating expenses	3,364	3,606	7,308	7,178
Operating Income	1,103	640	1,803	965
Other Income and (Expense):
Allowance for equity funds used during construction	62	45	119	86
Interest expense, net of amounts capitalized	(210)	(215)	(416)	(426)
Other income (expense), net	(6)	1	(13)	(26)
Total other income and (expense)	(154)	(169)	(310)	(366)
Earnings Before Income Taxes	949	471	1,493	599
Income taxes	321	158	497	189
Consolidated Net Income	628	313	996	410
Dividends on Preferred and Preference Stock of Subsidiaries	17	16	34	32
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$611	$297	$962	$378
Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.68	$0.34	$1.08	$0.43
Diluted EPS	$0.68	$0.34	$1.07	$0.43
Average number of shares of common stock outstanding (in millions)
Basic	895	874	892	872
Diluted	899	879	896	877
Cash dividends paid per share of common stock	$0.5250	$0.5075	$1.0325	$0.9975
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Consolidated Net Income	$628	$313	$996	$410
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $2, $2 and $4, respectively	1	3	2	6
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $1 and $2, respectively	1	2	2	3
Total other comprehensive income (loss)	2	5	4	9
Dividends on preferred and preference stock of subsidiaries	(17)	(16)	(34)	(32)
Comprehensive Income	$613	$302	$966	$387
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in millions)
Operating Activities:
Consolidated net income	$996	$410
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,182	1,140
Deferred income taxes	46	(141)
Allowance for equity funds used during construction	(119)	(86)
Stock based compensation expense	40	37
Estimated loss on Kemper IGCC	380	990
Other, net	22	48
Changes in certain current assets and liabilities —
-Receivables	(579)	(325)
-Fossil fuel stock	419	185
-Materials and supplies	(20)	52
-Other current assets	(88)	(55)
-Accounts payable	(231)	(52)
-Accrued taxes	72	6
-Accrued compensation	(40)	(257)
-Other current liabilities	(10)	(5)
Net cash provided from operating activities	2,070	1,947
Investing Activities:
Property additions	(2,692)	(2,597)
Investment in restricted cash	—	(98)
Distribution of restricted cash	11	23
Nuclear decommissioning trust fund purchases	(445)	(548)
Nuclear decommissioning trust fund sales	443	546
Cost of removal, net of salvage	(54)	(56)
Change in construction payables, net	89	114
Prepaid long-term service agreement	(93)	(57)
Other investing activities	(28)	44
Net cash used for investing activities	(2,769)	(2,629)
Financing Activities:
Increase in notes payable, net	339	767
Proceeds —
Long-term debt issuances	1,314	1,197
Interest-bearing refundable deposit related to asset sale	75	—
Preference stock	—	50
Common stock issuances	318	161
Redemptions —
Long-term debt	(431)	(792)
Common stock repurchased	(5)	(18)
Payment of common stock dividends	(920)	(870)
Payment of dividends on preferred and preference stock of subsidiaries	(34)	(32)
Other financing activities	(33)	15
Net cash provided from financing activities	623	478
Net Change in Cash and Cash Equivalents	(76)	(204)
Cash and Cash Equivalents at Beginning of Period	659	628
Cash and Cash Equivalents at End of Period	$583	$424
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $47 and $37 capitalized for 2014 and 2013, respectively)	$365	$384
Income taxes, net	212	142
Noncash transactions — accrued property additions at end of period	509	637
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$583	$659
Receivables —
Customer accounts receivable	1,237	1,027
Unbilled revenues	532	448
Under recovered regulatory clause revenues	86	58
Other accounts and notes receivable	281	304
Accumulated provision for uncollectible accounts	(17)	(18)
Fossil fuel stock, at average cost	920	1,339
Materials and supplies, at average cost	981	959
Vacation pay	171	171
Prepaid expenses	422	489
Other regulatory assets, current	117	124
Other current assets	63	39
Total current assets	5,376	5,599
Property, Plant, and Equipment:
In service	67,235	66,021
Less accumulated depreciation	23,492	23,059
Plant in service, net of depreciation	43,743	42,962
Other utility plant, net	226	240
Nuclear fuel, at amortized cost	868	855
Construction work in progress	7,927	7,151
Total property, plant, and equipment	52,764	51,208
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,531	1,465
Leveraged leases	675	665
Miscellaneous property and investments	230	218
Total other property and investments	2,436	2,348
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,467	1,432
Prepaid pension costs	431	419
Unamortized debt issuance expense	200	139
Unamortized loss on reacquired debt	281	293
Other regulatory assets, deferred	2,642	2,557
Other deferred charges and assets	803	551
Total deferred charges and other assets	5,824	5,391
Total Assets	$66,400	$64,546
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$585	$469
Interest-bearing refundable deposit related to asset sale	225	150
Notes payable	1,817	1,482
Accounts payable	1,320	1,376
Customer deposits	386	380
Accrued taxes —
Accrued income taxes	58	13
Other accrued taxes	391	456
Accrued interest	268	251
Accrued vacation pay	213	217
Accrued compensation	282	303
Other regulatory liabilities, current	92	92
Other current liabilities	337	347
Total current liabilities	5,974	5,536
Long-term Debt	22,121	21,344
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,644	10,563
Deferred credits related to income taxes	194	202
Accumulated deferred investment tax credits	1,014	966
Employee benefit obligations	1,428	1,461
Asset retirement obligations	2,026	2,006
Other cost of removal obligations	1,332	1,270
Other regulatory liabilities, deferred	537	475
Other deferred credits and liabilities	573	584
Total deferred credits and other liabilities	17,748	17,527
Total Liabilities	45,843	44,407
Redeemable Preferred Stock of Subsidiaries	375	375
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — June 30, 2014: 897 million shares
— December 31, 2013: 893 million shares
Treasury — June 30, 2014: 0.9 million shares
— December 31, 2013: 5.7 million shares
Par value	4,480	4,461
Paid-in capital	5,499	5,362
Treasury, at cost	(35)	(250)
Retained earnings	9,553	9,510
Accumulated other comprehensive loss	(71)	(75)
Total Common Stockholders' Equity	19,426	19,008
Preferred and Preference Stock of Subsidiaries	756	756
Total Stockholders' Equity	20,182	19,764
Total Liabilities and Stockholders' Equity	$66,400	$64,546
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

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
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, execution of major construction projects, and earnings per share. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Southern Company in Item 7 of the Form 10-K. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding the revision to the cost estimate for the Kemper IGCC that has negatively impacted Southern Company's earnings per share, one of its key performance indicators, for 2014, as compared to the target.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$314	105.7	$584	154.5
Southern Company's second quarter 2014 net income after dividends on preferred and preference stock of subsidiaries was $611 million ($0.68 per share) compared to $297 million ($0.34 per share) for the second quarter 2013. The increase was primarily the result of a $450 million pre-tax charge ($278 million after tax) recorded in the second quarter 2013 with respect to a revision of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC. In addition, the increase was related to an increase in revenues due to warmer weather in the second quarter 2014 compared to the corresponding period in 2013 as well as retail base rate increases, partially offset by increases in non-fuel operations and maintenance expenses.
Southern Company's year-to-date 2014 net income after dividends on preferred and preference stock of subsidiaries was $962 million ($1.08 per share) compared to $378 million ($0.43 per share) for the corresponding period in 2013. The increase was primarily the result of a $380 million pre-tax charge ($235 million after tax) recorded in the first quarter 2014 compared to $990 million in pre-tax charges ($611 million after tax) in the first half of 2013 for

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC. The increase was also related to an increase in revenues due to colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 compared to the corresponding periods in 2013 as well as retail base rate increases, partially offset by increases in non-fuel operations and maintenance expenses.
Retail Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$150	4.1	$710	10.3
In the second quarter 2014, retail revenues were $3.8 billion compared to $3.6 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $7.6 billion compared to $6.9 billion for the corresponding period in 2013.
Details of the changes in retail revenues were as follows:

	Second Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$3,620		$6,918
Estimated change resulting from –
Rates and pricing	68	1.9	152	2.2
Sales growth	7	0.2	21	0.3
Weather	34	0.9	151	2.2
Fuel and other cost recovery	41	1.1	386	5.6
Retail – current year	$3,770	4.1%	$7,628	10.3%
Revenues associated with changes in rates and pricing increased in the second quarter 2014 when compared to the corresponding period in 2013 primarily due to retail rate increases at Alabama Power, Georgia Power, and Gulf Power effective January 1, 2014. The increase in revenues at Georgia Power was primarily due to base tariff increases, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff. Also contributing to the increase were increased revenues at Alabama Power associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets and increased revenues at Gulf Power primarily resulting from the retail base rate increase, as approved by the Florida PSC.
Revenues associated with changes in rates and pricing increased year-to-date 2014 when compared to the corresponding period in 2013 primarily due to retail rate increases at all of the traditional operating companies. The increase in revenues at Georgia Power was primarily due to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff as well as higher contributions from market-driven rates from commercial and industrial customers. Also contributing to the increase were increased revenues at Alabama Power associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets, increased revenues at Mississippi Power related to a PEP base rate increase and the recognition as revenue of a portion of the rate increase related to Kemper IGCC cost recovery, which both became effective March 19, 2013, and increased revenues at Gulf Power primarily resulting from the retail base rate increase effective January 2014, as approved by the Florida PSC.
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
Revenues attributable to changes in sales increased in the second quarter 2014 when compared to the corresponding period in 2013. The increase was due to a 3.0% increase in industrial KWH sales, partially offset by a 0.6% decrease in weather-adjusted residential KWH sales while weather-adjusted commercial KWH sales remained flat. The increase in industrial KWH sales for the second quarter 2014 was primarily due to increased sales in the chemicals, paper, primary metals, transportation, and stone, clay, and glass sectors. The decrease in weather-adjusted residential KWH sales for the second quarter 2014 was primarily due to decreased customer usage, partially offset by customer growth.
Revenues attributable to changes in sales increased for year-to-date 2014 when compared to the corresponding period in 2013. The increase was due to a 2.9% increase in industrial KWH sales and a 0.3% increase in weather-adjusted residential KWH sales, partially offset by a 0.1% decrease in weather-adjusted commercial KWH sales. The increase in industrial KWH sales for year-to-date 2014 was primarily due to increased sales in the primary metals, chemicals, paper, transportation, and stone, clay, and glass sectors. The increase in weather-adjusted residential KWH sales for year-to-date 2014 was primarily due to customer growth, partially offset by decreased customer usage. The decrease in weather-adjusted commercial KWH sales for year-to-date 2014 was primarily due to decreased customer usage, partially offset by customer growth.
Fuel and other cost recovery revenues increased $41 million in the second quarter 2014 when compared to the corresponding period in 2013 primarily due to increased energy sales. Fuel and other cost recovery revenues increased $386 million for year-to-date 2014 when compared to the corresponding period in 2013 primarily due to higher fuel costs and increased energy sales.
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
Wholesale Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$61	13.4	$233	26.3
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
In the second quarter 2014, wholesale revenues were $515 million compared to $454 million for the corresponding period in 2013 primarily related to a $66 million increase in energy revenues. The increase in energy revenues was primarily related to new solar PPAs and requirements contracts, increased revenue under existing contracts, and an increase in KWH sales resulting from utilization of the Southern Company system's lower cost generation.
For year-to-date 2014, wholesale revenues were $1.12 billion compared to $886 million for the corresponding period in 2013, reflecting a $221 million increase in energy revenues and a $12 million increase in capacity

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues. The increase in energy revenues was primarily related to increased demand resulting from colder weather in the first quarter 2014 compared to the corresponding period in 2013 and an increase in the average cost of natural gas. Also contributing to the increase in energy revenues were increased revenue under existing contracts as well as new solar PPAs and requirements contracts. The increase in capacity revenues was primarily due to wholesale base rate increases at Mississippi Power.
Other Electric Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$13	8.3	$23	7.4
In the second quarter 2014, other electric revenues were $169 million compared to $156 million for the corresponding period in 2013. For year-to-date 2014, other electric revenues were $334 million compared to $311 million for the corresponding period in 2013. The increases were primarily due to increases in transmission revenues at Alabama Power and Georgia Power related to the open access transmission tariff and solar application fee revenue at Georgia Power.
Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$88	6.4	$473	17.9
Purchased power	6	4.7	98	44.1
Total fuel and purchased power expenses	$94		$571
In the second quarter 2014, total fuel and purchased power expenses were $1.6 billion compared to $1.5 billion for the corresponding period in 2013. The increase was primarily the result of a $104 million increase in the volume of KWHs generated primarily due to increased demand resulting from warmer weather in the second quarter 2014 compared to the corresponding period in 2013 and a $49 million increase in the average cost of purchased power, partially offset by a $40 million decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy and a $19 million decrease in the average cost of fuel.
For year-to-date 2014, total fuel and purchased power expenses were $3.4 billion compared to $2.9 billion for the corresponding period in 2013. The increase was primarily the result of a $313 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices and a $312 million increase in the volume of KWHs generated primarily due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 compared to the corresponding periods in 2013. These increases were partially offset by a $54 million decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2014	Second Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	47	44	94	86
Total purchased power (billions of KWHs)	2	3	5	6
Sources of generation (percent) —
Coal	44	41	45	37
Nuclear	17	17	16	17
Gas	36	37	35	41
Hydro	3	5	4	5
Cost of fuel, generated (cents per net KWH) —
Coal	3.79	4.06	4.00	4.10
Nuclear	0.89	0.88	0.89	0.86
Gas	3.82	3.56	4.00	3.32
Average cost of fuel, generated (cents per net KWH)	3.28	3.30	3.46	3.19
Average cost of purchased power (cents per net KWH)(a)	7.41	5.32	8.20	4.98

(a)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2014, fuel expense was $1.5 billion compared to $1.4 billion for the corresponding period in 2013. The increase was primarily due to a 14.0% increase in the volume of KWHs generated by coal and a 25.2% decrease in the volume of KWHs generated by hydro facilities resulting from less rainfall.
For year-to-date 2014, fuel expense was $3.1 billion compared to $2.6 billion for the corresponding period in 2013. The increase was primarily due to a 31.4% increase in the volume of KWHs generated by coal, a 20.5% increase in the average cost of natural gas per KWH generated, and an 18.4% decrease in the volume of KWHs generated by hydro facilities resulting from less rainfall, partially offset by an 11.4% decrease in the volume of KWHs generated by natural gas.
Purchased Power
In the second quarter 2014, purchased power expense was $133 million compared to $127 million for the corresponding period in 2013. The increase was primarily due to a 39.3% increase in the average cost per KWH purchased, partially offset by a 23.9% decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy primarily due to higher natural gas prices.
For year-to-date 2014, purchased power expense was $320 million compared to $222 million for the corresponding period in 2013. The increase was primarily due to a 64.7% increase in the average cost per KWH purchased, partially offset by a 17.5% decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy primarily due to higher natural gas prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$72	7.6	$84	4.4
In the second quarter 2014, other operations and maintenance expenses were $1.02 billion compared to $947 million for the corresponding period in 2013. The increase was primarily due to a $30 million increase in scheduled outage and maintenance costs at generation facilities, a $19 million increase in transmission and distribution costs primarily related to overhead line maintenance, a $14 million net increase in employee compensation and benefits including pension, a $9 million increase in commodity and contract labor costs, and a $7 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand-side management programs. The increase in scheduled outage and maintenance costs was partially offset by a $16 million deferral of certain non-nuclear outage expenditures under an accounting order at Alabama Power.
For year-to-date 2014, other operations and maintenance expenses were $2.0 billion compared to $1.9 billion for the corresponding period in 2013. The increase was primarily due to a $57 million increase in scheduled outage and maintenance costs at generation facilities, a $23 million increase in transmission and distribution costs primarily related to overhead line maintenance, a $23 million increase in commodity and contract labor costs, and a $10 million increase in litigation expense. The increase in scheduled outage and maintenance costs was partially offset by a $41 million deferral of certain non-nuclear outage expenditures under an accounting order at Alabama Power.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Non-Nuclear Outage Accounting Order" in Item 8 of the Form 10-K for additional information related to non-nuclear outage expenditures. Also see Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$28	5.9	$59	6.3
In the second quarter 2014, depreciation and amortization was $504 million compared to $476 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $1.0 billion compared to $942 million for the corresponding period in 2013. The increases were primarily due to an increase in depreciation rates related to environmental assets at Alabama Power, an increase in plant in service at Southern Power related to the additions of Plants Campo Verde and Spectrum in the second half of 2013 as well as equipment retirements resulting from accelerated outage work in 2014, and the completion of amortization related to state income tax credits in December 2013 at Georgia Power. These increases were partially offset by a decrease in depreciation and amortization at Georgia Power, as authorized in the 2013 ARP. The increase for year-to-date 2014 was also partially offset by reductions in depreciation at Gulf Power, as approved by the Florida PSC. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Rate CNP" of Southern Company in Item 7 of the Form 10-K for additional information regarding Alabama Power's revision to Rate CNP Environmental.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$14	6.0	$26	5.6
In the second quarter 2014, taxes other than income taxes were $246 million compared to $232 million for the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $493 million compared to $467 million for the corresponding period in 2013. The increases were primarily the result of an increase in municipal franchise fees related to higher retail revenues in 2014.
Estimated Loss on Kemper IGCC

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(450)	(100.0)	$(610)	(61.6)
In the second quarter 2013, an estimated probable loss on the Kemper IGCC of $450 million was recorded at Southern Company. For year-to-date 2014 and 2013, estimated probable losses on the Kemper IGCC of $380 million and $990 million, respectively, were recorded at Southern Company. These losses reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). See FUTURE EARNINGS POTENTIAL – "Construction Program" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$17	37.8	$33	38.4
In the second quarter 2014, AFUDC equity was $62 million compared to $45 million for the corresponding period in 2013. For year-to-date 2014, AFUDC equity was $119 million compared to $86 million for the corresponding period in 2013. The increases were primarily due to an increase in CWIP related to Mississippi Power's Kemper IGCC. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(2.3)	$(10)	(2.3)
In the second quarter 2014, interest expense, net of amounts capitalized was $210 million compared to $215 million in the corresponding period in 2013. For year-to-date 2014, interest expense, net of amounts capitalized was $416 million compared to $426 million in the corresponding period in 2013. The decreases were primarily related to the refinancing of long-term debt at lower rates and capitalized interest at Mississippi Power, partially offset by an

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in outstanding long-term debt and an increase in interest expense at Mississippi Power resulting from the SMEPA deposit received in January 2014 related to its pending purchase of an undivided interest in the Kemper IGCC. See Note (E) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	N/M	$13	50.0
N/M – Not meaningful
In the second quarter 2014, other income (expense), net was $(6) million compared to $1 million for the corresponding period in 2013. The change was primarily due to a decrease in sales of non-utility property at Alabama Power.
For year-to-date 2014, other income (expense), net was $(13) million compared to $(26) million for the corresponding period in 2013. The decrease in expense was primarily due to a $26 million charge related to the restructuring of a leveraged lease investment in the first quarter 2013, partially offset by a decrease in sales of non-utility property at Alabama Power.
Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$163	103.2	$308	163.0
In the second quarter 2014, income taxes were $321 million compared to $158 million for the corresponding period in 2013. The increase was primarily due to a tax benefit related to the estimated probable loss recorded in 2013 on Mississippi Power's construction of the Kemper IGCC.
For year-to-date 2014, income taxes were $497 million compared to $189 million for the corresponding period in 2013. The increase was primarily due to higher pre-tax earnings and a lower tax benefit related to the estimated probable losses recorded on Mississippi Power's construction of the Kemper IGCC.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company's future earnings potential. The level of Southern Company's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Southern Company system's primary business of selling electricity. These factors include the traditional operating companies' ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of the Kemper IGCC and Plant Vogtle Units 3 and 4 as well as other ongoing construction projects. Another major factor is the profitability of the competitive wholesale business. Future earnings for the electricity business in the near term will depend, in part, upon maintaining and growing sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities and other wholesale customers, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in the service territory. In addition, the level of future earnings for the wholesale business also depends on numerous factors including creditworthiness of customers, total generating capacity available and related costs, future acquisitions and construction of generating facilities, and the successful remarketing of capacity as current contracts expire. Changes in regional and global economic conditions may impact sales for the traditional operating companies and Southern Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Southern Company in Item 7 of the Form 10-K.
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
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "PSC Matters – Alabama Power – Environmental Accounting Order" of Southern Company in Item 7 of the Form 10-K and "PSC Matters – Alabama Power – Environmental Accounting Order" herein for additional information regarding Alabama Power's plan for compliance with environmental statutes and regulations.
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Southern Company in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR) and the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM).
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.
PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances. At June 30, 2014, Georgia Power, Gulf Power, and Mississippi Power had total under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $302 million. At December 31, 2013, Gulf Power had under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $21 million. The total over recovered fuel balance at Alabama Power included on Southern Company's Condensed Balance Sheet herein was approximately $19 million at June 30, 2014 compared to the total over recovered fuel balance at Alabama Power, Georgia Power, and Mississippi Power at December 31, 2013 of approximately $115 million.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Retail Energy Cost Recovery" and "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Georgia Power's under recovered fuel balance exceeded the $200 million threshold, triggering the Interim Fuel Rider mechanism. Therefore, on July 7, 2014, Georgia Power filed a plan with the Georgia PSC recommending that

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Georgia PSC defer any action on the under recovered fuel balance until the next fuel case which is expected to be filed by February 27, 2015. The Georgia PSC took no action on Georgia Power's filing within 30 days; therefore, the existing fuel rates remain in place. See Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" herein for additional information.
Alabama Power
Environmental Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "PSC Matters – Alabama Power – Environmental Accounting Order" of Southern Company in Item 7 of the Form 10-K for additional information regarding Alabama Power's plan for compliance with environmental statutes and regulations.
As part of its environmental compliance strategy, Alabama Power plans to retire Plant Gorgas Units 6 and 7. These units represent 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Alabama Power also plans to cease using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. Additionally, Alabama Power expects to cease using coal at Plant Barry Unit 3 (225 MWs) and Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. These plans are expected to be effective no later than April 2016.
In accordance with an accounting order from the Alabama PSC, Alabama Power will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on Southern Company's financial statements.
Nuclear Waste Fund Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company in Item 7 of the Form 10-K and "Other Matters" herein for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero.
On August 5, 2014, the Alabama PSC issued an order to provide for the continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. In accordance with the order, effective May 16, 2014, Alabama Power is authorized to recover from customers an amount equal to the prior fee and to record the amounts in a regulatory liability account (approximately $14 million annually). Upon the DOE meeting the requirements of the Nuclear Waste Policy Act of 1982 and a new spent fuel depositary fee being put in place, the accumulated balance in the regulatory liability account will be available for purposes of the associated cost responsibility. In the event the balance is later determined to be more than needed, those amounts would be used for the benefit of customers subject to the approval of the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Renewables Development
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Renewables Development" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Renewables Development" in Item 8 of the Form 10-K for additional information.
On May 20, 2014, the Georgia PSC approved Georgia Power's application for the certification of two PPAs executed in April 2013 for the purchase of energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will begin in 2016 and end in 2035.
As a result of biomass PPA amendments executed by Georgia Power during the second and third quarters of 2014, contractual obligations related to PPAs decreased $491 million from December 31, 2013. Estimated purchased

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

power contractual obligations have been updated for Southern Company to $689 million for 2015 and 2016, $748 million for 2017 and 2018, and $3.8 billion after 2018. Estimated purchased power contractual obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations – Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for additional information.
Integrated Resource Plan
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Integrated Resource Plans" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information.
Georgia Power filed a request with the Georgia PSC on January 10, 2014 to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. On July 1, 2014, the Georgia PSC approved Georgia Power's request. The January 10, 2014 filing also notified the Georgia PSC of Georgia Power's plan to seek decertification later this year. Georgia Power now expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan in 2016. Georgia Power plans to continue to operate the unit as needed until the Mercury and Air Toxics Standards rule becomes effective in April 2015.
Storm Damage Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Storm Damage Recovery" of Southern Company in Item 7 of the Form 10-K for additional information.
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of June 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $107 million and $37 million, respectively. The increase was primarily the result of an ice storm in February 2014. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on Southern Company's financial statements.
Income Tax Matters
Bonus Depreciation
In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which is currently expected to apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC. The estimated cash flow benefit of approximately $120 million is dependent upon placing the assets in service in 2014. As discussed in Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein, the remainder of the Kemper IGCC, including the gasification system, would not qualify for bonus depreciation under the ATRA if placed in service after 2014.
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
From 2013 through June 30, 2014, Southern Company has recorded pre-tax charges totaling $1.56 billion ($963.3 million after tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company in Item 7 of the Form 10-K for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero. On March 18, 2014, the U.S. Court of Appeals for the District of

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. On June 17, 2014, the Georgia PSC approved Georgia Power's request to credit customers the portion of fuel cost related to the nuclear waste fund fee. The nuclear waste fund rider was implemented July 1, 2014. See "PSC Matters – Alabama Power – Nuclear Waste Fund Accounting Order" herein for information regarding an accounting order issued by the Alabama PSC which provides for continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. The ultimate outcome of this matter cannot be determined at this time.
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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, Mississippi Power further extended the scheduled in-service date for the Kemper IGCC to the second quarter 2015 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, and $540.0 million ($333.5 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $1.56 billion ($963.3 million after tax) as a result of changes in the cost estimate for the Kemper IGCC through June 30, 2014.
Mississippi Power has experienced, and may continue to experience, material volatility in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contract or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations.
Mississippi Power's revised cost estimate includes costs through May 31, 2015. Any further extension of the in-service date is currently estimated to result in additional costs of approximately $20 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.

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
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Southern Company is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Although earnings for the six months ended June 30, 2014 were negatively affected by revisions to the cost estimate for the Kemper IGCC, Southern Company's financial condition remained stable at June 30, 2014. Through June 30, 2014, Southern Company has incurred non-recoverable cash expenditures of $925 million and is expected to incur approximately $635 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $2.1 billion for the first six months of 2014, an increase of $123 million from the corresponding period in 2013. The increase in net cash provided from operating activities was primarily due to an increase in revenue due to rate increases and the effects of weather and a reduction in fossil fuel stock resulting from an increase in KWH generation, partially offset by a decrease in receivables due to under recovered fuel costs. Net cash used for investing activities totaled $2.8 billion for the first six months of 2014 primarily due to property additions to utility plant. Net cash provided from financing activities totaled $623 million for the first six months of 2014. This was primarily due to issuances of long-term debt and common stock, partially offset by common stock dividend payments. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include an increase of $1.6 billion in total property, plant, and equipment for construction of generation, transmission, and distribution facilities. Other significant changes include a $777 million increase in long-term debt (excluding amounts due within a year) to repay short-term debt and to fund the Southern Company subsidiaries' continuous construction programs, an increase of $335 million in notes payable due to an increase in commercial paper, an increase of $215 million in treasury stock issuances, an increase of $137 million in paid-in capital due to additional common stock issuances, and an increase of $116 million in securities due within one year.
At the end of the second quarter 2014, the market price of Southern Company's common stock was $45.38 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $21.69 per share, representing a market-to-book ratio of 209%, compared to $41.11, $21.43, and 192%, respectively, at the end of 2013. Southern Company's common stock dividend for the second quarter 2014 was $0.5250 per share compared to $0.5075 per share in the second quarter 2013.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures for new generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $585 million will be required through June 30, 2015 to fund maturities of long-term debt.
The Southern Company system's construction program is currently estimated to be $6.9 billion for 2014, $5.6 billion for 2015, and $4.5 billion for 2016, which includes expenditures related to construction and start-up of the Kemper IGCC of $1.3 billion for 2014 and $208 million for 2015. The amounts related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $572 million (including construction costs for all prior periods relating to its proposed ownership interest). The Southern Company system's amounts include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements.
Southern Company anticipates that the Southern Company system's capital expenditure requirements will continue to decline through the middle of the decade, before rising again to meet additional requirements for environmental compliance and new generation.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for information regarding additional factors that may impact construction expenditures.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow, short-term debt, and external security issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. The amount and timing of additional equity capital to be raised in 2014, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements.
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
On February 20, 2014, Georgia Power and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Georgia Power is

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are secured by a first priority lien on (i) Georgia Power's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit Facility, Georgia Power may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit Facility will be used to reimburse Georgia Power for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through June 30, 2014 would allow for borrowings of up to $1.9 billion under the FFB Credit Facility. Through June 30, 2014, Georgia Power has borrowed $1.0 billion under the FFB Credit Facility, leaving $0.9 billion of currently available borrowing ability.
Mississippi Power has received $245 million of DOE Grants that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for commercial operation of the Kemper IGCC. In addition, see Note 3 to the financial statements of Southern Company under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
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
At June 30, 2014, Southern Company and its subsidiaries had approximately $583 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2014 were as follows:

	Expires							Executable Term Loans		Due Within One Year
Company	2014	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	163	110	—	—	1,030	1,303	1,303	53	—	53	185
Georgia Power	—	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	60	165	30	—	275	275	50	—	50	30
Mississippi Power	40	95	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	499	—	—	—	—
Other	—	70	—	—	—	70	70	20	—	20	25
Total	$223	$335	$480	$30	$4,130	$5,198	$5,183	$148	$40	$188	$310
See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2014 was approximately $1.7 billion. Subsequent to June 30, 2014, an additional $40 million of variable rate pollution control revenue bonds, previously purchased and held by Georgia Power, were remarketed to the public and currently require liquidity support. In addition, at June 30, 2014, the traditional operating companies had $495 million of fixed rate pollution control revenue bonds that were required to be remarketed within the next 12 months. Subsequent to June 30, 2014, $45 million of these fixed rate pollution control revenue bonds were remarketed to the public and currently are not required to be remarketed within the next 12 months.
Southern Company and its subsidiaries expect to renew their bank credit arrangements as needed, prior to expiration.
Most of these bank credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross default provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness or guarantee obligations over a specified threshold. Southern Company, the traditional operating companies, and Southern Power are currently in compliance with all such covenants. None of the arrangements contain material adverse change clauses at the time of borrowings.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$1,567	0.2%	$1,004	0.2%	$1,582
Short-term bank debt	250	0.8%	19	0.8%	250
Total	$1,817	0.3%	$1,023	0.2%
(a)    Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Southern Company and its subsidiaries do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain subsidiaries to BBB and Baa2, or BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation at Georgia Power's Plant Vogtle Units 3 and 4.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at June 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	448
Below BBB- and/or Baa3	2,246
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact the ability of Southern Company and its subsidiaries to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
During the first six months of 2014, Southern Company issued approximately 3.9 million shares of common stock for approximately $132.5 million through the employee and director stock plans, of which 150,000 shares related to Southern Company's performance share plan.
Since August 2013, Southern Company has used shares held in treasury, to the extent available, and newly-issued shares to satisfy the requirements under the Southern Investment Plan and the employee savings plan and, during the first six months of 2014, issued approximately 4.7 million shares for approximately $204.2 million.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first six months of 2014:

Company(a)	Senior Note Maturities	Revenue Bond Issuances and Remarketings of Purchased Bonds(b)	Revenue Bond Redemptions	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions(c)
	(in millions)
Southern Company	$350	$—	$—	$—	$—
Georgia Power	—	—	37	1,000	3
Gulf Power	—	42	29	—	—
Mississippi Power	—	—	—	482	1
Southern Power	—	—	—	10	1
Other	—	—	—	—	10
Elimination(d)	—	—	—	(220)	—
Total	$350	$42	$66	$1,272	$15

(a)	Alabama Power did not issue or redeem any long-term debt during the first six months of 2014.

(b)	Includes remarketing by Gulf Power of $13 million aggregate principal amount of revenue bonds previously purchased and held by Gulf Power since December 2013.

(c)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(d)	Intercompany loan from Southern Company to Mississippi Power eliminated in Southern Company's Condensed Consolidated Financial Statements.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the amounts reflected in the table above, in June 2014, Southern Company entered into a 90-day floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including the investment by Southern Company in its subsidiaries.
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
Georgia Power's "Other Long-Term Debt Issuances" reflected in the table above include initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion in February 2014. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to February 20, 2044 (the final maturity date) and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to February 20, 2029 and is expected to be reset from time to time thereafter through the final maturity date. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the initial borrowings under the FFB Credit Facility were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4.
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
Subsequent to June 30, 2014, Georgia Power reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by Georgia Power since 2010.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2014, there were no material changes to each registrant's disclosures about market risk. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power and Mississippi Power, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter 2014 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,249	$1,221	$2,546	$2,362
Wholesale revenues, non-affiliates	65	61	150	120
Wholesale revenues, affiliates	68	60	137	116
Other revenues	55	50	112	102
Total operating revenues	1,437	1,392	2,945	2,700
Operating Expenses:
Fuel	414	401	846	773
Purchased power, non-affiliates	39	28	96	48
Purchased power, affiliates	37	41	86	72
Other operations and maintenance	330	319	655	649
Depreciation and amortization	172	159	347	317
Taxes other than income taxes	88	87	177	177
Total operating expenses	1,080	1,035	2,207	2,036
Operating Income	357	357	738	664
Other Income and (Expense):
Allowance for equity funds used during construction	11	8	21	16
Interest expense, net of amounts capitalized	(63)	(65)	(125)	(131)
Other income (expense), net	(3)	2	(8)	1
Total other income and (expense)	(55)	(55)	(112)	(114)
Earnings Before Income Taxes	302	302	626	550
Income taxes	119	119	246	216
Net Income	183	183	380	334
Dividends on Preferred and Preference Stock	10	10	20	20
Net Income After Dividends on Preferred and Preference Stock	$173	$173	$360	$314

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$183	$183	$380	$334
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $-, $- and $-, respectively	—	1	1	1
Total other comprehensive income (loss)	—	1	1	1
Comprehensive Income	$183	$184	$381	$335
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in millions)
Operating Activities:
Net income	$380	$334
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	416	403
Deferred income taxes	49	53
Allowance for equity funds used during construction	(21)	(16)
Regulatory deferrals	(44)	(9)
Other, net	4	(3)
Changes in certain current assets and liabilities —
-Receivables	(120)	(65)
-Fossil fuel stock	94	76
-Materials and supplies	(2)	22
-Other current assets	(57)	(45)
-Accounts payable	(94)	(93)
-Accrued taxes	104	60
-Accrued compensation	(17)	(54)
-Retail fuel cost over recovery	(23)	12
-Other current liabilities	5	4
Net cash provided from operating activities	674	679
Investing Activities:
Property additions	(637)	(518)
Nuclear decommissioning trust fund purchases	(121)	(120)
Nuclear decommissioning trust fund sales	121	120
Cost of removal, net of salvage	(30)	(19)
Change in construction payables	71	(21)
Other investing activities	(13)	30
Net cash used for investing activities	(609)	(528)
Financing Activities:
Increase in notes payable, net	27	46
Capital contributions from parent company	12	10
Payment of preferred and preference stock dividends	(20)	(20)
Payment of common stock dividends	(275)	(265)
Other financing activities	1	—
Net cash used for financing activities	(255)	(229)
Net Change in Cash and Cash Equivalents	(190)	(78)
Cash and Cash Equivalents at Beginning of Period	295	137
Cash and Cash Equivalents at End of Period	$105	$59
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $8 and $6 capitalized for 2014 and 2013, respectively)	$114	$119
Income taxes, net	141	146
Noncash transactions—accrued property additions at end of period	89	10
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$105	$295
Receivables —
Customer accounts receivable	391	341
Unbilled revenues	156	142
Other accounts and notes receivable	39	30
Affiliated companies	62	54
Accumulated provision for uncollectible accounts	(9)	(8)
Fossil fuel stock, at average cost	235	329
Materials and supplies, at average cost	377	375
Vacation pay	63	63
Prepaid expenses	119	57
Other regulatory assets, current	4	7
Other current assets	16	6
Total current assets	1,558	1,691
Property, Plant, and Equipment:
In service	22,533	22,092
Less accumulated provision for depreciation	8,315	8,114
Plant in service, net of depreciation	14,218	13,978
Nuclear fuel, at amortized cost	348	332
Construction work in progress	808	748
Total property, plant, and equipment	15,374	15,058
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	57	54
Nuclear decommissioning trusts, at fair value	749	714
Miscellaneous property and investments	82	80
Total other property and investments	888	848
Deferred Charges and Other Assets:
Deferred charges related to income taxes	525	519
Prepaid pension costs	284	276
Deferred under recovered regulatory clause revenues	65	25
Other regulatory assets, deferred	702	692
Other deferred charges and assets	134	142
Total deferred charges and other assets	1,710	1,654
Total Assets	$19,530	$19,251
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$54	$—
Notes payable	27	—
Accounts payable —
Affiliated	193	198
Other	327	339
Customer deposits	86	85
Accrued taxes —
Accrued income taxes	67	11
Other accrued taxes	85	33
Accrued interest	64	61
Accrued vacation pay	53	53
Accrued compensation	62	74
Other regulatory liabilities, current	33	37
Other current liabilities	40	41
Total current liabilities	1,091	932
Long-term Debt	6,180	6,233
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,646	3,603
Deferred credits related to income taxes	73	75
Accumulated deferred investment tax credits	129	133
Employee benefit obligations	186	195
Asset retirement obligations	751	730
Other cost of removal obligations	856	828
Other regulatory liabilities, deferred	260	259
Deferred over recovered regulatory clause revenues	—	15
Other deferred credits and liabilities	65	61
Total deferred credits and other liabilities	5,966	5,899
Total Liabilities	13,237	13,064
Redeemable Preferred Stock	342	342
Preference Stock	343	343
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized - 40,000,000 shares
Outstanding - 30,537,500 shares	1,222	1,222
Paid-in capital	2,281	2,262
Retained earnings	2,130	2,044
Accumulated other comprehensive loss	(25)	(26)
Total common stockholder's equity	5,608	5,502
Total Liabilities and Stockholder's Equity	$19,530	$19,251
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$46	14.6
Alabama Power's net income after dividends on preferred and preference stock for the second quarter 2014 and the corresponding period in 2013 was $173 million.
Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2014 was $360 million compared to $314 million for the corresponding period in 2013. The increase in net income was related to an increase in revenue primarily due to colder weather in the first quarter 2014 as compared to the corresponding period in 2013, partially offset by increases in operating expenses.
Retail Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$28	2.3	$184	7.8
In the second quarter 2014, retail revenues were $1.25 billion compared to $1.22 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $2.55 billion compared to $2.36 billion for the corresponding period in 2013.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,221		$2,362
Estimated change resulting from –
Rates and pricing	17	1.4	37	1.5
Sales decline	(4)	(0.3)	(3)	(0.1)
Weather	6	0.5	58	2.5
Fuel and other cost recovery	9	0.7	92	3.9
Retail – current year	$1,249	2.3%	$2,546	7.8%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013 due to increased revenues associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the revision to Rate CNP Environmental.
Revenues attributable to changes in sales decreased slightly in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Weather-adjusted residential KWH energy sales decreased 1.5% in the second quarter and 0.8% for year-to-date 2014 as a result of decreased customer usage. Weather-adjusted commercial KWH energy sales decreased 1.0% in the second quarter and 0.7% for year-to-date 2014 as a result of decreased customer usage. Industrial KWH energy sales increased 2.7% in the second quarter and 3.1% for year-to-date 2014 as a result of an increase in demand resulting from changes in production levels primarily in the primary metals, chemicals, forest products, and automotive and plastics sectors.
Revenues resulting from changes in weather increased in the second quarter 2014 due to warmer weather experienced in Alabama Power's service territory compared to the corresponding period in 2013. For the second quarter 2014, the resulting increases were 0.5% and 1.1% for residential and commercial sales revenue, respectively.
Revenues resulting from changes in weather increased year-to-date 2014 primarily due to colder weather experienced in Alabama Power's service territory in first quarter 2014 and warmer weather in the second quarter 2014 when compared to the corresponding periods in 2013. For year-to-date 2014, the resulting increases were 4.3% and 2.3% for residential and commercial sales revenue, respectively.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to an increase in fuel costs associated with an increase in KWH generation and the average cost of natural gas. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the Natural Disaster Reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4	6.6	$30	25.0
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
In the second quarter 2014, wholesale revenues from sales to non-affiliates were $65 million compared to $61 million for the corresponding period in 2013. The increase was not material.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $150 million compared to $120 million for the corresponding period in 2013. The increase was primarily due to a 19.4% increase in KWH sales primarily due the colder weather experienced during the first quarter 2014 and an increase of 4.4% in the price of energy primarily due to higher natural gas prices.
Wholesale Revenues – Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$8	13.3	$21	18.1
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
In the second quarter 2014, wholesale revenues from sales to affiliates were $68 million compared to $60 million for the corresponding period in 2013. The increase was primarily due to a 7.6% increase in the price of energy primarily due to higher natural gas prices and a 7.6% increase in KWH sales primarily due to the availability of Alabama Power's lower cost generation.
For year-to-date 2014, wholesale revenues from sales to affiliates were $137 million compared to $116 million for the corresponding period in 2013. The increase was primarily due to a 17.2% increase in the price of energy due to higher natural gas prices and a 1.4% increase in KWH sales primarily due to the availability of Alabama Power's lower cost generation.
Other Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5	10.0	$10	9.8
In the second quarter 2014, other revenues were $55 million compared to $50 million for the corresponding period in 2013. For year-to-date 2014, other revenues were $112 million compared to $102 million for the corresponding period in 2013. The increases were primarily due to increases in co-generation steam revenues, transmission revenues related to open access transmission tariff, and transmission service agreement revenues.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$13	3.2	$73	9.4
Purchased power – non-affiliates	11	39.3	48	100.0
Purchased power – affiliates	(4)	(9.8)	14	19.4
Total fuel and purchased power expenses	$20		$135
In the second quarter 2014, total fuel and purchased power expenses were $490 million compared to $470 million for the corresponding period in 2013. The increase was primarily due to an $11 million increase related to the volume of KWHs generated, an $11 million increase in the average cost of purchased power, and a $3 million increase in the average cost of fuel, partially offset by a $5 million decrease in the volume of KWHs purchased.
For year-to-date 2014, total fuel and purchased power expenses were $1.03 billion compared to $893 million for the corresponding period in 2013. The increase was primarily due to a $42 million increase related to the volume of KWHs generated, a $35 million increase in the average cost of purchased power, a $32 million increase in the average cost of fuel, and a $26 million increase in the volume of KWHs purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clauses. Alabama Power, along with the Alabama PSC, continuously monitors the under/over recovered balance to determine whether adjustments to billings rates are required. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Retail Energy Cost Recovery" of Alabama Power in Item 7 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2014	Second Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	16	16	33	32
Total purchased power (billions of KWHs)	1	1	3	2
Sources of generation (percent) —
Coal	53	54	53	51
Nuclear	24	20	23	22
Gas	16	16	16	16
Hydro	7	10	8	11
Cost of fuel, generated (cents per net KWH) —
Coal	3.30	3.34	3.35	3.35
Nuclear	0.85	0.83	0.86	0.82
Gas	3.80	3.59	3.99	3.44
Average cost of fuel, generated (cents per net KWH)(a)	2.76	2.83	2.83	2.74
Average cost of purchased power (cents per net KWH)(b)	5.88	5.01	6.18	4.99

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the second quarter 2014, fuel expense was $414 million compared to $401 million for the corresponding period in 2013. The increase was primarily due to a 26.1% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, a 21.8% increase in KWHs generated by nuclear fuel due to an outage in the second quarter 2013, and a 5.8% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements.
For year-to-date 2014, fuel expense was $846 million compared to $773 million for the corresponding period in 2013. The increase was primarily due to a 22.2% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, a 15.9% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, a 9.3% increase in KWHs generated by nuclear fuel due to an outage in the second quarter 2013, and a 7.5% increase in the volume of KWHs generated by coal.
Purchased Power – Non-Affiliates
In the second quarter 2014, purchased power expense from non-affiliates was $39 million compared to $28 million for the corresponding period in 2013. The increase was related to a 41.8% increase in the average cost per KWH purchased primarily due to the addition of a new PPA in 2014 partially offset by a 3.9% decrease in the amount of energy purchased due to availability of Alabama Power's lower cost generation.
For year-to-date 2014, purchased power expense from non-affiliates was $96 million compared to $48 million for the corresponding period in 2013. The increase was related to an 81.1% increase in the average cost per KWH purchased primarily due to demand during peak periods and the addition of a new PPA in 2014 and a 9.1% increase in the volume of KWHs purchased to meet the demand created by colder weather in the first quarter 2014 compared to the corresponding period in 2013.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2014, purchased power expense from affiliates was $37 million compared to $41 million for the corresponding period in 2013. The decrease was related to a 10.0% decrease in the amount of energy purchased primarily due to utilization of Alabama Power's resources and a 1.0% decrease in the average cost per KWH purchased due to availability of Alabama Power's lower cost generation.
For year-to-date 2014, purchased power expense from affiliates was $86 million compared to $72 million for the corresponding period in 2013. The increase was related to a 35.6% increase in the volume of KWHs purchased to meet the demand created by colder weather in the first quarter 2014 compared to the corresponding period in 2013 partially offset by an 11.9% decrease in the average cost per KWH purchased due to the availability of Southern Company system resources at the time of purchase.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$11	3.4	$6	0.9
In the second quarter 2014, other operations and maintenance expenses were $330 million compared to $319 million for the corresponding period in 2013. For year-to-date 2014, other operations and maintenance expenses

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were $655 million compared to $649 million for the corresponding period in 2013. The increases were primarily due to increases in labor and contract labor costs. The increases were partially offset by the implementation of an accounting order in 2014 allowing deferral of non-nuclear outage costs. Alabama Power deferred approximately $16 million and $41 million of non-nuclear outage expenditures in the second quarter and for the first six months of 2014, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Non-Nuclear Outage Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$13	8.2	$30	9.5
In the second quarter 2014, depreciation and amortization was $172 million compared to $159 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $347 million compared to $317 million for the corresponding period in 2013. These increases were primarily due to an increase in depreciation rates related to environmental assets and the deferral in 2013 of certain costs under an accounting order. Depreciation related to environmental assets is offset by revenues associated with Rate CNP Environmental. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" of Alabama Power in Item 7 of the Form 10-K for additional information regarding Alabama Power's revision to Rate CNP Environmental. See also MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Compliance and Pension Cost Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information regarding Alabama Power's deferral of costs under this accounting order.
Other Income (Expense), Net

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	N/M	$(9)	N/M
N/M – Not meaningful
In the second quarter 2014, other income (expense), net was $(3) million compared to $2 million for the corresponding period in 2013. For year-to-date 2014, other income (expense), net was $(8) million compared to $1 million for the corresponding period in 2013. The changes were primarily due to increases in non-operating expenses and decreases in non-operating income related to a decrease in sales of non-utility property in 2014.
Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$30	13.9
In the second quarter 2014 and the corresponding period in 2013, income taxes were $119 million.
For year-to-date 2014, income taxes were $246 million compared to $216 million for the corresponding period in 2013. The increase was primarily due to higher pre-tax earnings.
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
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "PSC Matters – Environmental Accounting Order" of Alabama Power in Item 7 of the Form 10-K and "PSC Matters – Environmental Accounting Order" herein for additional information regarding Alabama Power's plan for compliance with environmental statutes and regulations.
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR) and the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM).
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.
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
Environmental Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations" and – "PSC Matters – Environmental Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information regarding Alabama Power's plan for compliance with environmental statutes and regulations.
As part of its environmental compliance strategy, Alabama Power plans to retire Plant Gorgas Units 6 and 7. These units represent 200 MWs of Alabama Power's approximately 12,200 MWs of generating capacity. Alabama Power

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also plans to cease using coal at Plant Barry Units 1 and 2 (250 MWs), but such units will remain available on a limited basis with natural gas as the fuel source. Additionally, Alabama Power expects to cease using coal at Plant Barry Unit 3 (225 MWs) and Plant Greene County Units 1 and 2 (300 MWs) and begin operating those units solely on natural gas. These plans are expected to be effective no later than April 2016.
In accordance with an accounting order from the Alabama PSC, Alabama Power will transfer the unrecovered plant asset balances to a regulatory asset at their respective retirement dates. The regulatory asset will be amortized over the remaining useful lives, as established prior to the decision for retirement. As a result, these decisions will not have a significant impact on Alabama Power's financial statements.
Nuclear Waste Fund Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Alabama Power in Item 7 of the Form 10-K and "Other Matters" herein for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero.
On August 5, 2014, the Alabama PSC issued an order to provide for the continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. In accordance with the order, effective May 16, 2014, Alabama Power is authorized to recover from customers an amount equal to the prior fee and to record the amounts in a regulatory liability account (approximately $14 million annually). Upon the DOE meeting the requirements of the Nuclear Waste Policy Act of 1982 and a new spent fuel depositary fee being put in place, the accumulated balance in the regulatory liability account will be available for purposes of the associated cost responsibility. In the event the balance is later determined to be more than needed, those amounts would be used for the benefit of customers subject to the approval of the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
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

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. See "PSC Matters – Nuclear Waste Fund Accounting Order" herein for information regarding an accounting order issued by the Alabama PSC which provides for continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. The ultimate outcome of this matter cannot be determined at this time.
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
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Alabama Power is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at June 30, 2014. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $674 million for the first six months of 2014, a decrease of $5 million as compared to the first six months of 2013. The decrease in net cash provided from operating activities was primarily due to the timing of the collection of accounts receivable, partially offset by an increase in net income as compared to the first six months of 2013. Net cash used for investing activities totaled $609 million for the first six months of 2014 primarily due to gross property additions related to distribution, environmental, transmission, and steam generation. Net cash used for financing activities totaled $255 million for the first six months of 2014 primarily due to the payment of common stock dividends. Fluctuations in cash flow from financing activities vary period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include an increase of $316 million in property, plant, and equipment, primarily due to additions to distribution, environmental, transmission, and steam generation and a decrease of $190 million in cash and cash equivalents.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $54 million will be required through June 30, 2015 to fund maturities of long-term debt.
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
At June 30, 2014, Alabama Power had approximately $105 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2014 were as follows:

Expires(a)					Executable Term Loans		Due Within One Year
2014	2015	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)			(in millions)		(in millions)		(in millions)
$163	$110	$1,030	$1,303	$1,303	$53	$—	$53	$185

(a)	No credit arrangements expire in 2016 or 2017.
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
In addition, Alabama Power has substantial cash flow from operating activities and access to capital markets, including a commercial paper program, to meet liquidity needs. A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's variable rate pollution control revenue bonds and commercial paper borrowings. As of June 30, 2014, Alabama Power had $784 million of outstanding variable rate pollution control revenue bonds requiring liquidity support. In addition, at June 30, 2014, Alabama Power had $280 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial Paper	$27	0.1%	$7	0.1%	$52

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At June 30, 2014, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $311 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
Alabama Power did not issue or redeem any securities during the six months ended June 30, 2014.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,000	$1,879	$4,050	$3,608
Wholesale revenues, non-affiliates	80	73	189	135
Wholesale revenues, affiliates	10	5	31	11
Other revenues	96	85	185	170
Total operating revenues	2,186	2,042	4,455	3,924
Operating Expenses:
Fuel	619	557	1,371	1,076
Purchased power, non-affiliates	63	61	142	111
Purchased power, affiliates	166	176	350	351
Other operations and maintenance	451	397	878	828
Depreciation and amortization	209	204	417	404
Taxes other than income taxes	106	95	209	190
Total operating expenses	1,614	1,490	3,367	2,960
Operating Income	572	552	1,088	964
Other Income and (Expense):
Allowance for equity funds used during construction	10	7	16	13
Interest expense, net of amounts capitalized	(90)	(96)	(174)	(187)
Other income (expense), net	1	1	(1)	(1)
Total other income and (expense)	(79)	(88)	(159)	(175)
Earnings Before Income Taxes	493	464	929	789
Income taxes	177	177	343	301
Net Income	316	287	586	488
Dividends on Preferred and Preference Stock	5	5	9	9
Net Income After Dividends on Preferred and Preference Stock	$311	$282	$577	$479
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$316	$287	$586	$488
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $-, $1, $- and $1, respectively	1	—	1	1
Total other comprehensive income (loss)	1	—	1	1
Comprehensive Income	$317	$287	$587	$489
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in millions)
Operating Activities:
Net income	$586	$488
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	503	487
Deferred income taxes	121	126
Allowance for equity funds used during construction	(16)	(13)
Retail fuel cost over recovery—long-term	(44)	(123)
Deferred expenses	31	31
Other, net	(12)	(8)
Changes in certain current assets and liabilities —
-Receivables	(353)	(123)
-Fossil fuel stock	255	56
-Prepaid income taxes	(7)	5
-Other current assets	(14)	34
-Accounts payable	(140)	43
-Accrued taxes	(65)	(14)
-Accrued compensation	(15)	(66)
-Retail fuel cost over recovery—short-term	(14)	1
-Other current liabilities	27	7
Net cash provided from operating activities	843	931
Investing Activities:
Property additions	(906)	(765)
Investment of restricted cash	—	(18)
Distribution of restricted cash	—	18
Nuclear decommissioning trust fund purchases	(324)	(427)
Nuclear decommissioning trust fund sales	322	426
Cost of removal, net of salvage	(12)	(27)
Change in construction payables, net of joint owner portion	52	(2)
Prepaid long-term service agreements	(47)	(9)
Other investing activities	(2)	(3)
Net cash used for investing activities	(917)	(807)
Financing Activities:
Increase (decrease) in notes payable, net	(359)	314
Proceeds —
Capital contributions from parent company	24	21
Pollution control revenue bonds issuances	—	18
Senior notes issuances	—	650
FFB loan	1,000	—
Redemptions —
Pollution control revenue bonds	(37)	(18)
Senior notes	—	(650)
Payment of preferred and preference stock dividends	(9)	(9)
Payment of common stock dividends	(477)	(454)
FFB loan issuance costs	(49)	(1)
Other financing activities	(3)	(11)
Net cash provided from (used for) financing activities	90	(140)
Net Change in Cash and Cash Equivalents	16	(16)
Cash and Cash Equivalents at Beginning of Period	30	45
Cash and Cash Equivalents at End of Period	$46	$29
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $8 and $6 capitalized for 2014 and 2013, respectively)	$157	$169
Income taxes, net	145	100
Noncash transactions—accrued property additions at end of period	267	238

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$46	$30
Receivables —
Customer accounts receivable	609	512
Unbilled revenues	260	209
Joint owner accounts receivable	76	67
Other accounts and notes receivable	75	117
Affiliated companies	19	21
Accumulated provision for uncollectible accounts	(6)	(5)
Fossil fuel stock, at average cost	487	742
Materials and supplies, at average cost	417	409
Vacation pay	88	88
Prepaid income taxes	85	97
Other regulatory assets, current	61	66
Other current assets	82	54
Total current assets	2,299	2,407
Property, Plant, and Equipment:
In service	30,545	30,132
Less accumulated provision for depreciation	11,056	10,970
Plant in service, net of depreciation	19,489	19,162
Other utility plant, net	226	240
Nuclear fuel, at amortized cost	519	523
Construction work in progress	3,737	3,500
Total property, plant, and equipment	23,971	23,425
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	49	46
Nuclear decommissioning trusts, at fair value	782	751
Miscellaneous property and investments	43	44
Total other property and investments	874	841
Deferred Charges and Other Assets:
Deferred charges related to income taxes	705	718
Prepaid pension costs	128	118
Deferred under recovered regulatory clause revenues	244	—
Other regulatory assets, deferred	1,164	1,152
Other deferred charges and assets	284	246
Total deferred charges and other assets	2,525	2,234
Total Assets	$29,669	$28,907
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$5	$5
Notes payable	689	1,047
Accounts payable —
Affiliated	444	417
Other	437	472
Customer deposits	251	246
Accrued taxes —
Accrued income taxes	38	—
Other accrued taxes	215	321
Accrued interest	96	91
Accrued vacation pay	60	61
Accrued compensation	75	80
Liabilities from risk management activities	11	13
Nuclear decommissioning trust securities lending collateral	14	9
Other regulatory liabilities, current	21	17
Other current liabilities	148	127
Total current liabilities	2,504	2,906
Long-term Debt	9,594	8,633
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,297	5,200
Deferred credits related to income taxes	109	112
Accumulated deferred investment tax credits	198	203
Employee benefit obligations	539	542
Asset retirement obligations	1,205	1,210
Other cost of removal obligations	64	43
Other deferred credits and liabilities	171	201
Total deferred credits and other liabilities	7,583	7,511
Total Liabilities	19,681	19,050
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	5,665	5,633
Retained earnings	3,663	3,565
Accumulated other comprehensive loss	(4)	(5)
Total common stockholder's equity	9,722	9,591
Total Liabilities and Stockholder's Equity	$29,669	$28,907
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$29	10.3	$98	20.5
Georgia Power's net income after dividends on preferred and preference stock for the second quarter 2014 was $311 million compared to $282 million for the corresponding period in 2013. The increase was primarily due to an increase in retail base revenues effective January 1, 2014 as authorized under the 2013 ARP and warmer weather in the second quarter 2014 as compared to the corresponding period in 2013, partially offset by higher non-fuel operations and maintenance expenses.
Georgia Power's net income after dividends on preferred and preference stock for year-to-date 2014 was $577 million compared to $479 million for the corresponding period in 2013. The increase was primarily due to colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 as compared to the corresponding periods in 2013 and an increase in retail base revenues effective January 1, 2014 as authorized under the 2013 ARP, partially offset by higher non-fuel operations and maintenance expenses.
Retail Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$121	6.4	$442	12.3
In the second quarter 2014, retail revenues were $2.00 billion compared to $1.88 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $4.05 billion compared to $3.61 billion for the corresponding period in 2013.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,879		$3,608
Estimated change resulting from –
Rates and pricing	40	2.1	80	2.2
Sales growth	11	0.6	22	0.6
Weather	28	1.5	80	2.2
Fuel cost recovery	42	2.2	260	7.3
Retail – current year	$2,000	6.4%	$4,050	12.3%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff as well as higher contributions from market-driven rates from commercial and industrial customers. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Weather-adjusted residential KWH sales increased 0.5%, weather-adjusted commercial KWH sales increased 0.8%, and weather-adjusted industrial KWH sales increased 1.5% in the second quarter 2014 when compared to the corresponding period in 2013. For year-to-date 2014, weather-adjusted residential KWH sales increased 1.4%, weather-adjusted commercial KWH sales increased 0.2%, and weather-adjusted industrial KWH sales increased 1.3% when compared to the corresponding period in 2013. An increase of 17,147 residential customers since June 30, 2013 contributed to the increase in weather-adjusted residential KWH sales. Increased demand in the primary metals, non-manufacturing, textiles, and chemicals sectors was the main contributor to the increase in weather-adjusted industrial sales.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $42 million and $260 million in the second quarter and year-to-date 2014, respectively, when compared to the corresponding periods in 2013 due to higher natural gas costs and higher energy sales. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$7	9.6	$54	40.0
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter 2014, wholesale revenues from sales to non-affiliates were $80 million compared to $73 million in the corresponding period in 2013 due to increased demand resulting from warmer weather in the second quarter 2014 as compared to the corresponding period in 2013 and the lower cost of Georgia Power-owned generation compared to the market cost of available energy.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $189 million compared to $135 million for the corresponding period in 2013 due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 as compared to the corresponding periods in 2013 and the lower cost of Georgia Power-owned generation compared to the market cost of available energy.
Wholesale Revenues – Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5	100.0	$20	181.8
Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2014, wholesale revenues from affiliates were $10 million compared to $5 million in the corresponding period in 2013. The increase was due to higher demand resulting from warmer weather in 2014 as compared to the corresponding period in 2013 and the lower cost of Georgia Power-owned generation.
For year-to-date 2014, wholesale revenues from sales to affiliates were $31 million compared to $11 million for the corresponding period in 2013. The increase was due to higher demand resulting from colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 as compared to the corresponding periods in 2013 and the lower cost of Georgia Power-owned generation.
Other Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$11	12.9	$15	8.8
In the second quarter 2014, other operating revenues were $96 million compared to $85 million in the corresponding period in 2013. For year-to-date 2014, other operating revenues were $185 million compared to $170 million in the corresponding period in 2013. The increases were due to increases of $3 million and $7 million in transmission revenues, $5 million and $5 million of solar application fee revenue, and $1 million and $2 million in outdoor lighting revenues for the second quarter and year-to-date 2014, respectively, as compared to the corresponding periods in 2013.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$62	11.1	$295	27.4
Purchased power – non-affiliates	2	3.3	31	27.9
Purchased power – affiliates	(10)	(5.7)	(1)	(0.3)
Total fuel and purchased power expenses	$54		$325
In the second quarter 2014, total fuel and purchased power expenses were $848 million compared to $794 million in the corresponding period in 2013. The increase in the second quarter 2014 was primarily due to a $65 million increase primarily in the volume of KWHs generated as a result of warmer weather driving higher customer demand and a $26 million increase in the average cost of purchased power primarily due to higher natural gas prices, partially offset by a $37 million decrease in the average cost of fuel primarily due to lower coal prices.
For year-to-date 2014, total fuel and purchased power expenses were $1.86 billion compared to $1.54 billion in the corresponding period in 2013. The increase in year-to-date 2014 was primarily due to a $114 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices and a $211 million increase in the volume of KWHs generated primarily as a result of colder weather in the first quarter 2014 and warmer weather in the second quarter 2014 driving higher customer demand.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2014	Second Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	18	16	36	31
Total purchased power (billions of KWHs)	5	6	10	12
Sources of generation (percent) —
Coal	42	33	45	31
Nuclear	22	26	21	24
Gas	34	38	31	42
Hydro	2	3	3	3
Cost of fuel, generated (cents per net KWH) —
Coal	4.20	4.90	4.65	5.07
Nuclear	0.93	0.91	0.92	0.91
Gas	3.81	3.56	4.09	3.34
Average cost of fuel, generated (cents per net KWH)	3.32	3.32	3.66	3.30
Average cost of purchased power (cents per net KWH)(a)	5.55	5.02	5.66	4.72

(a)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the second quarter 2014, fuel expense was $619 million compared to $557 million in the corresponding period in 2013. The increase was primarily due to an 11.8% increase in the volume of KWHs generated as a result of higher demand and a 7.0% increase in the average cost of natural gas per KWH generated, partially offset by a 14.3% decrease in the average cost of coal per KWH generated.
For year-to-date 2014, fuel expense was $1.37 billion compared to $1.08 billion in the corresponding period in 2013. The increase was primarily due to a 16.5% increase in the volume of KWHs generated as a result of higher demand and a 10.9% increase in the average cost of fuel per KWH generated primarily due to higher natural gas prices.
Purchased Power – Non-Affiliates
In the second quarter 2014, purchased power expense from non-affiliates was $63 million compared to $61 million in the corresponding period in 2013. The increase was due to a 24.1% increase in the average cost per KWH purchased, partially offset by an 18.0% decrease in the volume of KWHs purchased as the cost of Georgia Power-owned generation was lower than the market cost of available energy primarily due to higher natural gas prices.
For year-to-date 2014, purchased power expense from non-affiliates was $142 million compared to $111 million in the corresponding period in 2013. The increase was due to an increase of 27.9% in the average cost per KWH purchased, partially offset by a 0.5% decrease in the volume of KWHs purchased as the cost of Georgia Power-owned generation was lower than the market cost of available energy primarily due to higher natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2014, purchased power expense from affiliates was $166 million compared to $176 million in the corresponding period in 2013. The decrease was due to a 10.4% decrease in the volume of KWHs purchased, as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources, partially offset by a 7.7% increase in the average cost per KWH purchased reflecting higher natural gas prices.
For year-to-date 2014, purchased power expense from affiliates was $350 million compared to $351 million in the corresponding period in 2013. The decrease was primarily due to a 12.4% decrease in the volume of KWHs purchased, as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources, partially offset by a 15.3% increase in the average cost per KWH purchased reflecting higher natural gas prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$54	13.6	$50	6.0
In the second quarter 2014, other operations and maintenance expenses were $451 million compared to $397 million in the corresponding period in 2013. The increase was primarily due to increases of $19 million in generation expenses to meet higher demand and for scheduled outage maintenance, $16 million in transmission and distribution overhead line maintenance, $9 million in customer assistance expenses related to customer incentive

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and demand-side management programs, $3 million in litigation expense, and $3 million in the storm damage accrual as authorized in the 2013 ARP.
For year-to-date 2014, other operations and maintenance expenses were $878 million compared to $828 million in the corresponding period in 2013. The increase was due to increases of $25 million in generation expenses to meet higher demand, $15 million in transmission and distribution overhead line maintenance, $9 million in customer assistance expenses related to customer incentive and demand-side management programs, and $10 million in litigation expense, partially offset by a $6 million net decrease in employee compensation and benefits including pension.
Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5	2.5	$13	3.2
In the second quarter 2014, depreciation and amortization was $209 million compared to $204 million in the corresponding period in 2013. The increase was due to a decrease of $9 million reflecting the completion of amortization related to state income tax credits in December 2013 and a decrease of $4 million in amortization of other cost of removal obligations as authorized in the 2013 ARP, partially offset by a decrease of $7 million in depreciation and amortization also as authorized in the 2013 ARP.
For year-to-date 2014, depreciation and amortization was $417 million compared to $404 million in the corresponding period in 2013. The increase was primarily due to a decrease of $18 million reflecting the completion of amortization related to state income tax credits in December 2013 and a decrease of $8 million in amortization of other cost of removal obligations as authorized in the 2013 ARP, partially offset by a decrease of $14 million in depreciation and amortization also as authorized in the 2013 ARP.
Taxes Other Than Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$11	11.6	$19	10.0
In the second quarter 2014, taxes other than income taxes were $106 million compared to $95 million in the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $209 million compared to $190 million in the corresponding period in 2013. The increases were primarily due to increases of $8 million and $16 million in municipal franchise fees related to higher retail revenues in the second quarter 2014 and year-to-date 2014, respectively.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(6.3)	$(13)	(7.0)
In the second quarter 2014, interest expense, net of amounts capitalized was $90 million compared to $96 million in the corresponding period in 2013. The decrease was due to a $13 million decrease in interest on long-term debt resulting from the refinancing of long-term debt at lower rates and redemptions, partially offset by $9 million in interest on borrowings from the FFB.
For year-to-date 2014, interest expense, net of amounts capitalized was $174 million compared to $187 million in the corresponding period in 2013. The decrease was due to a $23 million decrease in interest on long-term debt

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

resulting from the refinancing of long-term debt at lower rates and redemptions, partially offset by $13 million in interest on borrowings from the FFB.
See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$42	14.0
In the second quarters 2014 and 2013, income taxes were $177 million. An increase in income taxes due to higher pre-tax earnings was offset by the recognition of tax benefits primarily related to emission allowances and state apportionment in the second quarter 2014 as compared to the corresponding period in 2013.
For year-to-date 2014, income taxes were $343 million compared to $301 million in the corresponding period in 2013. The increase in year-to-date 2014 was primarily due to higher pre-tax earnings as compared to the corresponding period in 2013.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Georgia Power's future earnings potential. The level of Georgia Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Georgia Power's business of selling electricity. These factors include Georgia Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily Plant Vogtle Units 3 and 4. Future earnings in the near term will depend, in part, upon maintaining and growing sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Georgia Power's service territory. Changes in regional and global economic conditions may impact sales for Georgia Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Georgia Power in Item 7 of the Form 10-K.
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

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR) and the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM).
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.
PSC Matters
Renewables Development
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Renewables Development" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Renewables Development" in Item 8 of the Form 10-K for additional information.
On May 20, 2014, the Georgia PSC approved Georgia Power's application for the certification of two PPAs executed in April 2013 for the purchase of energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will begin in 2016 and end in 2035.
As a result of biomass PPA amendments executed during the second and third quarters of 2014, contractual obligations related to PPAs decreased $491 million from December 31, 2013. Estimated purchased power contractual obligations have been updated to $661 million for 2015 and 2016, $670 million for 2017 and 2018, and $3.7 billion after 2018. Estimated purchased power contractual obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations – Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for additional information.
Integrated Resource Plan
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Integrated Resource Plans" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information.
Georgia Power filed a request with the Georgia PSC on January 10, 2014 to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. On July 1, 2014, the Georgia PSC approved Georgia Power's request. The January 10, 2014 filing also notified the Georgia PSC of Georgia Power's plan to seek decertification later this year. Georgia Power now expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan in 2016. Georgia Power plans to continue to operate the unit as needed until the Mercury and Air Toxics Standards rule becomes effective in April 2015.
Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
As of June 30, 2014, Georgia Power's under recovered fuel balance totaled $244 million and is included in deferred charges and other assets on Georgia Power's Condensed Balance Sheet herein. The under recovered fuel balance

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exceeded the $200 million threshold, triggering the Interim Fuel Rider mechanism. Therefore, on July 7, 2014, Georgia Power filed a plan with the Georgia PSC recommending that the Georgia PSC defer any action on the under recovered fuel balance until the next fuel case which is expected to be filed by February 27, 2015. The Georgia PSC took no action on Georgia Power's filing within 30 days; therefore, the existing fuel rates remain in place. As of December 31, 2013, Georgia Power's over recovered fuel balance totaled $58 million and is included in current liabilities and other deferred credits and liabilities on Georgia Power's Condensed Balance Sheet herein.
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
Storm Damage Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Storm Damage Recovery" of Georgia Power in Item 7 and Note 1 to the financial statements of Georgia Power under "Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of June 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $107 million and $37 million, respectively. The increase was primarily the result of an ice storm in February 2014. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on Georgia Power's financial statements.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At June 30, 2014, approximately $27 million of these 2009 and 2010 costs remained unamortized in CWIP.
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
In September 2013, the Georgia PSC approved a stipulation entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent. In addition, financing costs on any excess construction-related costs potentially would be subject to recovery through AFUDC instead of the NCCR tariff. In accordance with the stipulation, Georgia Power filed with the Georgia PSC on February 28, 2014 a combined ninth and tenth VCM report covering the period from January 1 through December 31, 2013 (Ninth/Tenth VCM report), which requested approval for an additional $0.4 billion of construction capital costs. The Ninth/Tenth VCM report reflects estimated in-service construction capital costs of $4.8 billion and associated financing costs during the construction period, which are estimated to total approximately $2.0 billion. Georgia Power will resume filing semi-annual reports with the eleventh VCM report filing in late August 2014.
In 2012, the Owners and the Contractor began negotiations regarding the costs associated with design changes to the Westinghouse Design Control Document, as amended (DCD), and the delays in the timing of approval of the DCD and issuance of the combined construction and operating licenses (COLs), including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the agreement entered into by Georgia Power, acting for itself and as agent for the Owners, and the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4 (Vogtle 3 and 4 Agreement). Also in 2012, Georgia Power and the other Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Owners are not responsible for these costs. Later in 2012, the Contractor filed suit against Georgia Power and the other Owners in the U.S. District Court for the District of Columbia alleging the Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also has asserted it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim claimed amounts relating to these new allegations, but such additional claimed amounts could be substantial. Georgia Power has not agreed with either the proposed cost or schedule adjustments or that the Owners have any responsibility for costs related to these issues. While litigation is ongoing and Georgia Power intends to vigorously defend its positions, Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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
As construction continues, the risk remains that additional challenges in the fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power (on behalf of the Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.

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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. On June 17, 2014, the Georgia PSC approved Georgia Power's request to credit customers the portion of fuel cost related to the nuclear waste fund fee. The nuclear waste fund rider was implemented July 1, 2014. The ultimate outcome of this matter cannot be determined at this time.
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
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Georgia Power is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at June 30, 2014. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $843 million for the first six months of 2014 compared to $931 million for the corresponding period in 2013. The decrease was primarily due to fuel cost recovery and storm restoration costs, partially offset by higher retail operating revenues and lower fuel inventory additions. Net cash used for investing activities totaled $917 million for the first six months of 2014 compared to $807 million for the corresponding period in 2013 due to gross property additions primarily related to installation of equipment to comply with environmental standards; construction of transmission and distribution facilities; and purchase of nuclear fuel. Net cash provided from financing activities totaled $90 million for the first six months of 2014 compared to $140 million used for financing activities in the corresponding period in 2013. The increase in cash provided from financing activities is primarily due to borrowings from the FFB for the construction of Plant Vogtle Units 3 and 4, partially offset by FFB loan issuance costs and a reduction in short-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include increases of $546 million in property, plant, and equipment, $961 million in long-term debt primarily due to borrowings from the FFB, and $244 million in under recovered regulatory clause revenues and decreases of $358 million in short-term debt and $255 million in fossil fuel stock.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for Plant Vogtle Units 3 and 4 and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $5 million will be required through June 30, 2015 to fund maturities of long-term debt.
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; Georgia PSC approvals; changes in the expected environmental compliance program; changes in legislation; the

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for information regarding additional factors that may impact construction expenditures.
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
On February 20, 2014, Georgia Power and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are secured by a first priority lien on (i) Georgia Power's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit Facility, Georgia Power may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit Facility will be used to reimburse Georgia Power for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through June 30, 2014 would allow for borrowings of up to $1.9 billion under the FFB Credit Facility. Through June 30, 2014, Georgia Power has borrowed $1.0 billion under the FFB Credit Facility, leaving $0.9 billion of currently available borrowing ability.
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
At June 30, 2014, Georgia Power had approximately $46 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2014 were as follows:

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
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2014 was approximately $825 million. Subsequent to June 30, 2014, an additional $40 million of variable rate pollution control revenue bonds, previously purchased and held by Georgia Power, were remarketed to the public and currently require liquidity support. In addition, at June 30, 2014, Georgia Power had $150 million of fixed rate pollution control revenue bonds that were required to be remarketed within the next 12 months. Subsequent to June 30, 2014, $45 million of these fixed rate pollution control revenue bonds were remarketed to the public and currently are not required to be remarketed within the next 12 months. In addition, all or a portion of approximately $108 million of certain pollution control bonds are being evaluated for redemption in connection with unit retirement and fuel conversion decisions. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information.
Georgia Power's credit arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) of Georgia Power. Such cross default provisions to other indebtedness would trigger an event of default if Georgia Power defaulted on indebtedness or guarantee obligations over a specified threshold. Georgia Power is currently in compliance with all such covenants. None of the arrangements contain material adverse change clauses at the time of borrowings. Georgia Power expects to renew its credit arrangements, as needed, prior to expiration.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$689	0.2%	$356	0.2%	$703

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at June 30, 2014 were as follows:

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$88
Below BBB- and/or Baa3	1,246
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
Financing Activities
In February 2014, Georgia Power made initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to February 20, 2044 (the final maturity date) and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to February 20, 2029 and is expected to be reset from time to time thereafter through the final maturity date. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the initial borrowings under the FFB Credit Facility were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. Under the Loan Guarantee Agreement, Georgia Power is subject to customary events of default, as well as cross-defaults to other indebtedness and events of default relating to any failure to make payments under the engineering, procurement, and construction contract, as amended, relating to Plant Vogtle Units 3 and 4 or certain other agreements providing intellectual property rights for Plant Vogtle Units 3 and 4. The Loan Guarantee Agreement also includes events of default specific to the DOE loan guarantee program, including the failure of Georgia Power or Southern Nuclear to comply with requirements of law or DOE loan guarantee program requirements. See Note 6 to the financial statements of Georgia Power in Item 8 of the Form 10-K under "DOE Loan Guarantee Borrowings" for additional information.
In February 2014, Georgia Power repaid three four-month floating rate bank loans in an aggregate principal amount of $400 million.
In June 2014, Georgia Power redeemed $17 million aggregate principal amount of Development Authority of Bartow County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Bowen Project), Second Series 1998 and $19.5 million aggregate principal amount of Development Authority of Appling County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hatch Project), Second Series 2001.
Subsequent to June 30, 2014, Georgia Power reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by Georgia Power since 2010.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$310,344	$305,550	$613,464	$565,427
Wholesale revenues, non-affiliates	34,335	31,894	69,927	53,102
Wholesale revenues, affiliates	23,627	19,050	76,405	48,505
Other revenues	15,225	14,679	30,867	30,413
Total operating revenues	383,531	371,173	790,663	697,447
Operating Expenses:
Fuel	145,244	140,347	313,666	261,193
Purchased power, non-affiliates	14,331	13,054	29,792	24,189
Purchased power, affiliates	9,184	10,934	15,688	14,246
Other operations and maintenance	81,127	76,846	165,328	155,508
Depreciation and amortization	39,010	37,081	70,867	74,134
Taxes other than income taxes	25,758	23,760	52,557	47,386
Total operating expenses	314,654	302,022	647,898	576,656
Operating Income	68,877	69,151	142,765	120,791
Other Income and (Expense):
Allowance for equity funds used during construction	2,702	1,521	5,081	2,655
Interest expense, net of amounts capitalized	(13,294)	(14,293)	(26,558)	(28,662)
Other income (expense), net	(505)	(1,391)	(1,230)	(2,367)
Total other income and (expense)	(11,097)	(14,163)	(22,707)	(28,374)
Earnings Before Income Taxes	57,780	54,988	120,058	92,417
Income taxes	21,433	20,755	44,717	34,841
Net Income	36,347	34,233	75,341	57,576
Dividends on Preference Stock	2,250	1,651	4,501	3,202
Net Income After Dividends on Preference Stock	$34,097	$32,582	$70,840	$54,374
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$36,347	$34,233	$75,341	$57,576
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $59, $90, $117 and $180, respectively	93	143	186	286
Total other comprehensive income (loss)	93	143	186	286
Comprehensive Income	$36,440	$34,376	$75,527	$57,862
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$75,341	$57,576
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	74,689	77,627
Deferred income taxes	19,627	36,407
Allowance for equity funds used during construction	(5,081)	(2,655)
Pension, postretirement, and other employee benefits	2,851	5,452
Stock based compensation expense	1,111	1,028
Other, net	(3,396)	2,209
Changes in certain current assets and liabilities —
-Receivables	(56,873)	(59,770)
-Prepayments	1,463	1,271
-Fossil fuel stock	39,187	19,332
-Materials and supplies	1,170	(987)
-Prepaid income taxes	9,289	(2,822)
-Other current assets	(1,024)	13
-Accounts payable	831	(9,703)
-Accrued taxes	12,483	13,632
-Accrued compensation	(109)	(8,308)
-Over recovered regulatory clause revenues	9,129	(15,659)
-Other current liabilities	(3,522)	(1,199)
Net cash provided from operating activities	177,166	113,444
Investing Activities:
Property additions	(158,863)	(137,283)
Cost of removal, net of salvage	(6,032)	(7,010)
Change in construction payables	(1,684)	6,307
Payments pursuant to long-term service agreements	(3,953)	(2,855)
Other investing activities	46	120
Net cash used for investing activities	(170,486)	(140,721)
Financing Activities:
Increase in notes payable, net	2,702	1,230
Proceeds —
Common stock issued to parent	50,000	40,000
Capital contributions from parent company	2,268	1,419
Preference stock	—	50,000
Pollution control revenue bonds	42,075	63,000
Senior notes	—	90,000
Redemptions — Pollution control revenue bonds	(29,075)	(63,000)
Payment of preference stock dividends	(4,501)	(3,101)
Payment of common stock dividends	(61,600)	(57,700)
Other financing activities	(602)	(3,105)
Net cash provided from financing activities	1,267	118,743
Net Change in Cash and Cash Equivalents	7,947	91,466
Cash and Cash Equivalents at Beginning of Period	21,753	32,167
Cash and Cash Equivalents at End of Period	$29,700	$123,633
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2,271 and $1,408 capitalized for 2014 and 2013, respectively)	$25,860	$26,987
Income taxes, net	16,712	428
Noncash transactions — accrued property additions at end of period	30,951	29,036
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,700	$21,753
Receivables —
Customer accounts receivable	83,332	64,884
Unbilled revenues	72,613	57,282
Under recovered regulatory clause revenues	66,343	48,282
Other accounts and notes receivable	11,814	8,620
Affiliated companies	10,600	8,259
Accumulated provision for uncollectible accounts	(1,295)	(1,131)
Fossil fuel stock, at average cost	95,864	135,050
Materials and supplies, at average cost	53,766	54,935
Other regulatory assets, current	16,567	18,536
Prepaid expenses	9,890	33,186
Other current assets	9,680	6,120
Total current assets	458,874	455,776
Property, Plant, and Equipment:
In service	4,434,802	4,363,664
Less accumulated provision for depreciation	1,252,856	1,211,336
Plant in service, net of depreciation	3,181,946	3,152,328
Construction work in progress	352,194	280,626
Total property, plant, and equipment	3,534,140	3,432,954
Other Property and Investments	15,169	15,314
Deferred Charges and Other Assets:
Deferred charges related to income taxes	53,436	50,597
Prepaid pension costs	11,604	11,533
Other regulatory assets, deferred	347,665	340,415
Other deferred charges and assets	41,492	30,982
Total deferred charges and other assets	454,197	433,527
Total Assets	$4,462,380	$4,337,571
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$75,000	$75,000
Notes payable	138,580	135,878
Accounts payable —
Affiliated	78,005	76,897
Other	46,166	47,038
Customer deposits	34,849	34,433
Accrued taxes —
Accrued income taxes	45	45
Other accrued taxes	21,525	7,486
Accrued interest	8,490	10,272
Accrued compensation	11,549	11,657
Other regulatory liabilities, current	17,709	13,408
Liabilities from risk management activities	3,707	6,470
Other current liabilities	21,173	22,972
Total current liabilities	456,798	441,556
Long-term Debt	1,171,446	1,158,163
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	751,131	734,355
Accumulated deferred investment tax credits	3,419	4,055
Employee benefit obligations	76,504	76,338
Other cost of removal obligations	230,344	228,148
Other regulatory liabilities, deferred	57,117	56,051
Deferred capacity expense	196,059	180,149
Other deferred credits and liabilities	74,590	77,126
Total deferred credits and other liabilities	1,389,164	1,356,222
Total Liabilities	3,017,408	2,955,941
Preference Stock	146,504	146,504
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — June 30, 2014: 5,442,717 shares
— December 31, 2013: 4,942,717 shares	483,060	433,060
Paid-in capital	556,596	552,681
Retained earnings	259,735	250,494
Accumulated other comprehensive loss	(923)	(1,109)
Total common stockholder's equity	1,298,468	1,235,126
Total Liabilities and Stockholder's Equity	$4,462,380	$4,337,571
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

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
RESULTS OF OPERATIONS
Net Income

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.5	4.6	$16.4	30.3
Gulf Power's net income after dividends on preference stock for the second quarter 2014 was $34.1 million compared to $32.6 million for the corresponding period in 2013. The increase was primarily due to higher retail revenues related to a base rate increase, partially offset by higher non-fuel operations and maintenance expenses.
Gulf Power's net income after dividends on preference stock for year-to-date 2014 was $70.8 million compared to $54.4 million for the corresponding period in 2013. The increase was primarily due to higher retail revenues related to a base rate increase and colder weather in the first quarter 2014, partially offset by non-fuel operations and maintenance expenses.
Retail Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.7	1.6	$48.1	8.5
In the second quarter 2014, retail revenues were $310.3 million compared to $305.6 million for the corresponding period in 2013. For year-to-date 2014, retail revenues were $613.5 million compared to $565.4 million for the corresponding period in 2013.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$305.6		$565.4
Estimated change resulting from –
Rates and pricing	11.0	3.6	22.7	4.0
Sales growth (decline)	(0.6)	(0.2)	1.6	0.3
Weather	1.5	0.5	10.9	2.0
Fuel and other cost recovery	(7.2)	(2.3)	12.9	2.2
Retail – current year	$310.3	1.6%	$613.5	8.5%
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
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to an increase in retail base revenues resulting from the retail base rate increase effective January 2014 and higher revenues associated with an increase in the environmental cost recovery clause rate.
Revenues attributable to changes in sales decreased in the second quarter 2014 when compared to the corresponding period in 2013. Weather-adjusted KWH energy sales to residential and commercial customers decreased 2.3% and 1.2%, respectively, due to a decline in weather-adjusted use per customer, partially offset by customer growth. KWH energy sales to industrial customers increased 15.6% primarily due to decreased customer co-generation.
Revenues attributable to changes in sales increased year-to-date 2014 when compared to the corresponding period in 2013. Weather-adjusted KWH energy sales to residential and commercial customers decreased 0.8% and 1.1%, respectively, primarily due to a decline in weather-adjusted use per customer, partially offset by customer growth. KWH energy sales to industrial customers increased 14.0% primarily due to decreased customer co-generation.
Fuel and other cost recovery revenues decreased in the second quarter 2014 when compared to the corresponding period in 2013 primarily due to lower revenues associated with lower recoverable costs under Gulf Power's energy conservation and environmental cost recovery clauses. For year-to-date 2014, fuel and other cost recovery revenues increased when compared to the corresponding period in 2013 primarily due to higher revenues associated with recoverable fuel costs for increased generation and purchased power costs.
Fuel and other cost recovery provisions include fuel expenses, the energy component of purchased power costs, purchased power capacity costs, and the difference between projected and actual costs and revenues related to energy conservation and environmental compliance. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery" of Gulf Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2.4	7.7	$16.8	31.7
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
In the second quarter 2014, wholesale revenues from sales to non-affiliates were $34.3 million compared to $31.9 million for the corresponding period in 2013. The increase was primarily due to higher energy revenues related to an 11.7% increase in KWH sales.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $69.9 million compared to $53.1 million for the corresponding period in 2013. The increase was primarily due to higher energy revenues related to an 85.8% increase in KWH sales due to lower-priced energy supply alternatives from the Southern Company system's resources and a planned outage at Plant Scherer Unit 3 in early 2013.
Wholesale Revenues – Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.6	24.0	$27.9	57.5
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the second quarter 2014, wholesale revenues from sales to affiliates were $23.6 million compared to $19.0 million for the corresponding period in 2013. The increase was primarily due to a 14.3% increase in KWH sales that resulted from an increase of Gulf Power's generation utilized to serve affiliated companies' energy demand and an 8.6% increase in the price of energy sold to affiliates due to higher marginal generation costs.
For year-to-date 2014, wholesale revenues from sales to affiliates were $76.4 million compared to $48.5 million for the corresponding period in 2013. The increase was primarily due to a 35.6% increase in the price of energy sold to affiliates due to higher marginal generation costs and a 16.2% increase in KWH sales resulting from Gulf Power's generation being dispatched to serve affiliated companies' higher weather-related energy demand in 2014.
Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$4.9	3.5	$52.5	20.1
Purchased power – non-affiliates	1.3	9.8	5.6	23.2
Purchased power – affiliates	(1.8)	(16.0)	1.4	10.1
Total fuel and purchased power expenses	$4.4		$59.5
In the second quarter 2014, total fuel and purchased power expenses were $168.7 million compared to $164.3 million for the corresponding period in 2013. The increase was primarily due to an $8.2 million increase in the volume of KWHs generated and purchased as a result of higher retail sales. This increase was partially offset by a $3.8 million decrease due to the lower average cost of fuel and purchased power.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2014, total fuel and purchased power expenses were $359.1 million compared to $299.6 million for the corresponding period in 2013. The increase was primarily due to a $50.2 million increase in the volume of KWHs generated and purchased as a result of colder weather in the first quarter 2014 increasing customer demand and a $9.3 million increase due to the higher average cost of fuel and purchased power.
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
Details of Gulf Power's generation and purchased power were as follows:

	Second Quarter 2014	Second Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (millions of KWHs)	2,670	2,424	5,632	4,285
Total purchased power (millions of KWHs)	1,281	1,346	2,711	3,009
Sources of generation (percent) –
Coal	69	68	70	61
Gas	31	32	30	39
Cost of fuel, generated (cents per net KWH) –
Coal(a)	4.09	4.52	4.21	4.58
Gas	3.99	4.28	3.82	3.98
Average cost of fuel, generated (cents per net KWH)	4.06	4.44	4.09	4.35
Average cost of purchased power (cents per net KWH)(a)	4.71	4.20	4.75	3.77

(a)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2014, fuel expense was $145.2 million compared to $140.3 million for the corresponding period in 2013. The increase was primarily due to a 10.1% increase in the volume of KWHs generated due to higher system loads in the second quarter 2014. The increase was partially offset by an 8.6% decrease in the average cost of fuel primarily due to lower-priced coal supply.
For year-to-date 2014, fuel expense was $313.7 million compared to $261.2 million for the corresponding period in 2013. The increase was primarily due to a 31.4% increase in the volume of KWHs generated due to higher system loads. The increase was partially offset by a 6.0% decrease in the average cost of fuel primarily due to lower-priced coal supply.
Purchased Power – Non-Affiliates
In the second quarter 2014, purchased power expense from non-affiliates was $14.4 million compared to $13.1 million for the corresponding period in 2013. The increase was primarily due to a 23.8% increase in the average cost per KWH purchased, which included a $3.1 million increase in capacity costs primarily associated with a scheduled increase from an existing PPA, partially offset by the expiration of another PPA. The increase was partially offset by an 8.6% decrease in the volume of KWHs purchased due to increased generation from Gulf Power's units.
For year-to-date 2014, purchased power expense from non-affiliates was $29.8 million compared to $24.2 million for the corresponding period in 2013. The increase was primarily due to a 36.8% increase in the average cost per KWH purchased, which included a $3.1 million increase in capacity costs primarily associated with a scheduled increase from an existing PPA, partially offset by the expiration of another PPA. This increase was partially offset

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by a 16.0% decrease in the volume of KWHs purchased due to colder regional weather conditions in the first quarter 2014 which limited the availability of market resources.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2014, purchased power expense from affiliates was $9.1 million compared to $10.9 million for the corresponding period in 2013. The decrease was primarily due to a 29.5% decrease in the average cost per KWH purchased, which included a $3.0 million reduction in capacity costs primarily associated with the expiration of an existing PPA, partially offset by a 15.0% increase in the volume of KWHs purchased due to higher off-system sales obligations.
For year-to-date 2014, purchased power expense from affiliates was $15.6 million compared to $14.2 million for the corresponding period in 2013. The increase was primarily due to a 50.8% increase in the volume of KWHs purchased due to colder weather driving higher demand in the first quarter 2014 compared to the corresponding period in 2013, partially offset by a 29.5% decrease in the average cost per KWH purchased, which included a $3.6 million reduction in capacity costs primarily associated with the expiration of an existing PPA.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.2	5.6	$9.8	6.3
In the second quarter 2014, other operations and maintenance expenses were $81.1 million compared to $76.9 million for the corresponding period in 2013. The increase was primarily due to increases of $2.7 million in labor and benefit-related expenses, $1.4 million in customer uncollectibles and collection expenses, and $0.9 million in transmission service related to a third party PPA, partially offset by a decrease of $2.3 million in marketing programs.
For year-to-date 2014, other operations and maintenance expenses were $165.3 million compared to $155.5 million for the corresponding period in 2013. The increase was primarily due to increases of $9.3 million in routine and planned maintenance expenses at generation, transmission, and distribution facilities, $2.6 million in labor and benefit-related expenses, $1.7 million in transmission service related to a third party PPA, and $1.6 million in customer uncollectibles and collection expenses. These increases were partially offset by decreases of $3.5 million in marketing programs and $1.9 million in other energy services expenses.
The increased expense from transmission service did not have a significant impact on income since the expense was offset by purchased power capacity revenues through Gulf Power's purchased power capacity recovery clause. The decreased expense from marketing programs did not have a significant impact on income since the expense was offset by energy conservation revenues through Gulf Power's energy conservation cost recovery clause. The decreased expense from other energy services did not have a significant impact on income since the expense was generally offset by associated revenues. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Energy Conservation Cost Recovery" in Item 8 of the Form 10-K for additional information.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.9	5.2	$(3.3)	(4.4)
In the second quarter 2014, depreciation and amortization was $39.0 million compared to $37.1 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $70.8 million compared to $74.1 million for the corresponding period in 2013. Additions at generation, transmission, and distribution facilities attributed to increases in depreciation and amortization of $1.1 million in the second quarter 2014 and $2.1 million year-to-date 2014. As approved by the Florida PSC in a 2013 rate order, Gulf Power may record a reduction in depreciation in an amount necessary to reach the midpoint of the authorized ROE range. Gulf Power recognized a $5.4 million reduction in depreciation expense in the first six months of 2014.
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
Taxes Other Than Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2.0	8.4	$5.2	10.9
In the second quarter 2014, taxes other than income taxes were $25.8 million compared to $23.8 million for the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $52.6 million compared to $47.4 million for the corresponding period in 2013. The increases were primarily due to increases in franchise fees and gross receipts taxes as a result of higher retail revenues. Franchise fees and gross receipts taxes have no impact on net income.
Allowance for Equity Funds Used During Construction

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.2	77.6	$2.4	91.4
In the second quarter 2014, AFUDC equity was $2.7 million compared to $1.5 million for the corresponding period in 2013. For year-to-date 2014, AFUDC equity was $5.1 million compared to $2.7 million for the corresponding period in 2013. These increases were primarily due to increased construction projects related to environmental control projects at generation facilities.
Income Taxes

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$0.6	3.3	$9.9	28.3
In the second quarter 2014, income taxes were $21.4 million compared to $20.8 million for the corresponding period in 2013. For year-to-date 2014, income taxes were $44.7 million compared to $34.8 million for the corresponding period in 2013. These increases were primarily due to higher pre-tax earnings, partially offset by an increase in non-taxable AFUDC equity.

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
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR) and the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM).
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSC Matters
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $5.4 million reduction in depreciation expense in the first six months of 2014.
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
Retail Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" of Gulf Power in Item 7 and Note 1 and Note 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Gulf Power has established fuel cost recovery rates as approved annually by the Florida PSC. In late 2013 and the first six months of 2014, Gulf Power experienced higher than expected costs for natural gas and purchased power along with lower fuel revenues for non-territorial sales. If the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenues for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 18, 2014, but no adjustment to the factor was requested. Under recovered fuel costs at June 30, 2014 totaled $43.4 million and are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power's revenues or net income, but will affect cash flow.
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
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Gulf Power is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at June 30, 2014. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $177.2 million for the first six months of 2014 compared to $113.4 million for the corresponding period in 2013. The $63.8 million increase in net cash was primarily due to changes in cash flows related to cost recovery clauses and a decrease in fossil fuel stock resulting from an increase in KWH generation. Net cash used for investing activities totaled $170.5 million in the first six months of 2014 primarily due to property additions to utility plant. Net cash provided from financing activities totaled $1.3 million for the first six months of 2014 primarily due to the issuance of common stock to Southern Company and the issuance of long-term debt, partially offset by the payment of common stock dividends and the redemption of long-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include a net increase of $101.2 million in property, plant, and equipment primarily for construction of generation, transmission, and distribution facilities and an increase of $50.0 million in common stock due to the issuance of common stock to Southern Company. Decreases included $39.2 million in fossil fuel stock resulting from an increase in KWH generation.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest, leases, derivative obligations, preference stock dividends, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $75 million will be required through June 30, 2015 to fund maturities of long-term debt.
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
At June 30, 2014, Gulf Power had approximately $29.7 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2014 were as follows:

Expires(a)						Executable Term Loans		Due Within One Year
2014	2015	2016	2017	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)				(in millions)		(in millions)		(in millions)
$20	$60	$165	$30	$275	$275	$50	$—	$50	$30

(a)	No credit arrangements expire in 2018.
See Note 6 to the financial statements of Gulf Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Most of these arrangements contain covenants that limit debt levels and contain cross default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of Gulf Power. Such cross default provisions to other indebtedness would trigger an event of default if Gulf Power defaulted on indebtedness or guarantee obligations over a specified threshold. Gulf Power is currently in compliance with all such covenants. None of the arrangements contain material adverse change clauses at the time of borrowings. In May and June 2014, Gulf Power renewed credit arrangements for $30 million and $25 million, respectively. The $30 million credit arrangement will expire in May 2017 and the $25 million credit arrangement will expire in June 2015. Gulf Power expects to renew its credit arrangements, as needed, prior to expiration.
A portion of the unused credit arrangements with banks provide liquidity support to Gulf Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2014 was approximately $69 million. In

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

addition, at June 30, 2014, Gulf Power had $65 million of fixed rate pollution control revenue bonds that are required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at June 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$139	0.2%	$96	0.2%	$145

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at June 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$74
Below BBB- and/or Baa3	392
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
Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the second quarter 2014 has not changed materially compared to the December 31, 2013 reporting period. Gulf Power's exposure to market volatility in commodity fuel prices and prices of electricity with respect to its wholesale generating capacity is limited because its long-term sales agreements shift substantially all fuel cost responsibility to the purchaser. However, Gulf Power could become exposed to market volatility in energy-related commodity prices to the extent any wholesale generating capacity is uncontracted. Gulf Power currently has long-term sales agreements for 100% of its wholesale capacity through 2015 and 57% through 2018. For an in-depth discussion of Gulf Power's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Gulf Power in Item 7 of the Form 10-K.

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
In April 2014, Gulf Power executed a loan agreement with Mississippi Business Finance Corporation (MBFC) related to MBFC's issuance of $29.075 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, First Series 2014 (Gulf Power Company Project) due April 1, 2044 for the benefit of Gulf Power. The proceeds were used to redeem $29.075 million aggregate principal amount of MBFC Pollution Control Revenue Refunding Bonds, Series 2003 (Gulf Power Company Project).
In June 2014, Gulf Power reoffered to the public $13 million aggregate principal amount of MBFC Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 2012 (Gulf Power Company Project), which had been previously purchased and held by Gulf Power since December 2013.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$211,326	$214,254	$418,364	$382,564
Wholesale revenues, non-affiliates	74,972	71,938	171,690	137,047
Wholesale revenues, affiliates	20,165	15,902	42,954	24,243
Other revenues	4,512	4,341	9,128	8,515
Total operating revenues	310,975	306,435	642,136	552,369
Operating Expenses:
Fuel	143,317	142,193	290,268	246,757
Purchased power, non-affiliates	1,194	1,778	12,688	3,145
Purchased power, affiliates	5,735	3,922	14,664	13,611
Other operations and maintenance	60,070	54,456	126,165	109,268
Depreciation and amortization	24,242	22,209	46,936	45,442
Taxes other than income taxes	20,396	20,272	40,854	39,689
Estimated loss on Kemper IGCC	—	450,000	380,000	912,000
Total operating expenses	254,954	694,830	911,575	1,369,912
Operating Income (Loss)	56,021	(388,395)	(269,439)	(817,543)
Other Income and (Expense):
Allowance for equity funds used during construction	37,380	29,042	75,462	55,116
Interest expense, net of amounts capitalized	(12,620)	(10,389)	(24,655)	(20,798)
Other income (expense), net	(1,933)	(2,262)	(3,732)	(3,809)
Total other income and (expense)	22,827	16,391	47,075	30,509
Earnings (Loss) Before Income Taxes	78,848	(372,004)	(222,364)	(787,034)
Income taxes (benefit)	15,920	(153,327)	(113,677)	(322,469)
Net Income (Loss)	62,928	(218,677)	(108,687)	(464,565)
Dividends on Preferred Stock	433	433	866	866
Net Income (Loss) After Dividends on Preferred Stock	$62,495	$(219,110)	$(109,553)	$(465,431)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income (Loss)	$62,928	$(218,677)	$(108,687)	$(464,565)
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $-, $- and $-, respectively	1	—	—	—
Reclassification adjustment for amounts included in net income, net of tax of $132, $132, $263 and $263, respectively	212	213	425	425
Total other comprehensive income (loss)	213	213	425	425
Comprehensive Income (Loss)	$63,141	$(218,464)	$(108,262)	$(464,140)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income (loss)	$(108,687)	$(464,565)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities —
Depreciation and amortization, total	49,869	43,263
Deferred income taxes	(107,556)	(337,167)
Investment tax credits received	27,750	66,474
Allowance for equity funds used during construction	(75,462)	(55,116)
Pension, postretirement, and other employee benefits	2,551	6,184
Stock based compensation expense	1,878	1,547
Regulatory assets associated with Kemper IGCC	(26,091)	(13,399)
Estimated loss on Kemper IGCC	380,000	912,000
Kemper regulatory deferral	67,125	26,979
Other, net	2,266	1,068
Changes in certain current assets and liabilities —
-Receivables	(11,972)	(37,431)
-Under recovered regulatory clause revenues	(19,842)	—
-Fossil fuel stock	31,707	34,205
-Materials and supplies	(5,607)	(6,509)
-Prepaid income taxes	(12,261)	8,823
-Other current assets	1,063	(4,879)
-Accounts payable	4,424	(5,417)
-Accrued taxes	(22,513)	(24,101)
-Accrued interest	13,256	8,502
-Accrued compensation	3,634	(10,461)
-Over recovered regulatory clause revenues	(18,358)	(27,838)
-Other current liabilities	1,031	282
Net cash provided from operating activities	178,205	122,444
Investing Activities:
Property additions	(691,859)	(789,021)
Cost of removal, net of salvage	(5,358)	(2,033)
Construction payables	(28,326)	23,314
Capital grant proceeds	—	4,500
Other investing activities	(7,920)	(11,172)
Net cash used for investing activities	(733,463)	(774,412)
Financing Activities:
Proceeds —
Capital contributions from parent company	211,027	351,198
Bonds-Other	12,318	15,814
Interest-bearing refundable deposit related to asset sale	75,000	—
Long-term debt issuance to parent company	220,000	—
Other long-term debt issuances	250,000	350,000
Redemptions — Capital leases	(1,254)	—
Payment of preferred stock dividends	(866)	(866)
Payment of common stock dividends	—	(71,956)
Return of capital	(109,860)	(16,424)
Other financing activities	(381)	(1,431)
Net cash provided from financing activities	655,984	626,335
Net Change in Cash and Cash Equivalents	100,726	(25,633)
Cash and Cash Equivalents at Beginning of Period	145,165	145,008
Cash and Cash Equivalents at End of Period	$245,891	$119,375
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $37,436 and $37,036, net of $29,087 and $23,613 capitalized for 2014 and 2013, respectively)	$8,349	$13,423
Income taxes, net	(33,621)	(64,062)
Noncash transactions — accrued property additions at end of period	135,675	238,177
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$245,891	$145,165
Receivables —
Customer accounts receivable	43,988	40,978
Unbilled revenues	43,271	38,895
Under recovered regulatory clause revenues	19,842	—
Other accounts and notes receivable	2,646	4,600
Affiliated companies	41,460	34,920
Accumulated provision for uncollectible accounts	(1,193)	(3,018)
Fossil fuel stock, at average cost	81,578	113,285
Materials and supplies, at average cost	50,954	45,347
Other regulatory assets, current	54,629	52,496
Prepaid income taxes	14,989	34,751
Other current assets	9,492	9,357
Total current assets	607,547	516,776
Property, Plant, and Equipment:
In service	3,492,473	3,458,770
Less accumulated provision for depreciation	1,128,231	1,095,352
Plant in service, net of depreciation	2,364,242	2,363,418
Construction work in progress	2,925,736	2,586,031
Total property, plant, and equipment	5,289,978	4,949,449
Other Property and Investments	5,026	4,857
Deferred Charges and Other Assets:
Deferred charges related to income taxes	177,865	139,834
Other regulatory assets, deferred	220,994	200,620
Accumulated deferred income taxes	16,025	—
Other deferred charges and assets	47,548	36,673
Total deferred charges and other assets	462,432	377,127
Total Assets	$6,364,983	$5,848,209
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$426,170	$13,789
Interest-bearing refundable deposit related to asset sale	225,000	150,000
Accounts payable —
Affiliated	80,445	70,299
Other	176,142	210,191
Customer deposits	14,980	14,379
Accrued taxes —
Accrued income taxes	16,732	5,590
Other accrued taxes	45,135	77,958
Accrued interest	60,386	47,144
Accrued compensation	12,958	9,324
Other regulatory liabilities, current	19,937	24,981
Over recovered regulatory clause liabilities	—	18,358
Other current liabilities	19,612	21,413
Total current liabilities	1,097,497	663,426
Long-term Debt:
Long-term debt, affiliated	220,000	—
Long-term debt, non-affiliated	2,011,293	2,167,067
Total Long-term Debt	2,231,293	2,167,067
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	19,157	72,808
Deferred credits related to income taxes	7,553	9,145
Accumulated deferred investment tax credits	283,671	284,248
Employee benefit obligations	94,164	94,430
Asset retirement obligations	42,169	41,197
Other cost of removal obligations	160,277	151,340
Other regulatory liabilities, deferred	213,827	140,880
Other deferred credits and liabilities	12,203	14,337
Total deferred credits and other liabilities	833,021	808,385
Total Liabilities	4,161,811	3,638,878
Redeemable Preferred Stock	32,780	32,780
Common Stockholder's Equity:
Common stock, without par value —
Authorized —1,130,000 shares
Outstanding—1,121,000 shares	37,691	37,691
Paid-in capital	2,479,564	2,376,595
Retained earnings (deficit)	(339,424)	(229,871)
Accumulated other comprehensive loss	(7,439)	(7,864)
Total common stockholder's equity	2,170,392	2,176,551
Total Liabilities and Stockholder's Equity	$6,364,983	$5,848,209
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

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
During 2014, Mississippi Power further revised its cost estimate for the Kemper IGCC to approximately $4.44 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). The revised cost estimate primarily reflects costs related to decreases in construction labor productivity at the Kemper IGCC due in large part to adverse weather, unexpected excessive craft labor turn-over, and unanticipated installation inefficiencies, as well as additional risk related to the expected in-service date as described herein.
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
Mississippi Power currently expects to place the combined cycle and the associated common facilities portion of the Kemper IGCC project in service in the summer of 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasification system. The in-service date for the remainder of the Kemper IGCC is currently expected to occur in the second quarter 2015. The revised cost estimate above includes costs through May 31, 2015. As a result of the additional factors that have the potential to impact start-up activities for this first-of-a-kind technology as described herein, the risk of further schedule extensions and/or cost increases, which could be material, remains.
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
Mississippi Power continues to focus on several key performance indicators, including the construction of the Kemper IGCC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, Mississippi Power's retail base rate mechanism, PEP, includes performance

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

indicators that directly tie customer service indicators to Mississippi Power's allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Mississippi Power in Item 7 of the Form 10-K. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for information regarding the revision to the cost estimate for the Kemper IGCC that has negatively impacted Mississippi Power's actual performance on net income after dividends on preferred stock, one of its key performance indicators, for 2014, as compared to the target.
RESULTS OF OPERATIONS
Net Income (Loss)

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$281.6	128.5	$355.8	76.5
Mississippi Power's net income after dividends on preferred stock for the second quarter 2014 was $62.5 million compared to a net loss after dividends on preferred stock of $219.1 million for the corresponding period in 2013. The change was primarily related to a $450.0 million pre-tax charge ($277.9 million after tax) in the second quarter 2013 for a revision of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The loss was partially offset by an increase in AFUDC equity primarily related to the construction of the Kemper IGCC and an increase in revenues primarily due to retail and wholesale base rate increases and the recognition as revenue of a portion of the retail rate increase related to the Kemper IGCC cost recovery that became effective on March 19, 2013.
For year-to-date 2014, the net loss after dividends on preferred stock was $109.6 million compared to $465.4 million for the corresponding period in 2013. The change was primarily related to a $380.0 million pre-tax charge ($234.7 million after tax) in the first quarter 2014 compared to $912.0 million in pre-tax charges ($563.2 million after tax) in the first half of 2013 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The loss was partially offset by an increase in AFUDC equity primarily related to the construction of the Kemper IGCC and an increase in revenues primarily due to retail and wholesale base rate increases and the recognition as revenue of a portion of the retail rate increase related to the Kemper IGCC cost recovery that became effective on March 19, 2013.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Retail Revenues

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(3.0)	(1.4)	$35.8	9.4
In the second quarter 2014, retail revenues were $211.3 million compared to $214.3 million for the corresponding period in 2013. For year-to-date 2014, retail revenues were $418.4 million compared to $382.6 million for the corresponding period in 2013.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Second Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$214.3		$382.6
Estimated change resulting from –
Rates and pricing	—	—	11.9	3.1
Sales growth	0.4	0.2	1.4	0.4
Weather	(0.9)	(0.4)	1.5	0.4
Fuel and other cost recovery	(2.5)	(1.2)	21.0	5.5
Retail – current year	$211.3	(1.4)%	$418.4	9.4%
Revenues associated with changes in rates and pricing did not change in the second quarter 2014 and increased year-to-date 2014 when compared to the corresponding periods in 2013. The increase for year-to-date 2014 was due to a PEP base rate increase and the recognition as revenue of a portion of the rate increase related to Kemper IGCC cost recovery, both of which were effective on March 19, 2013, and a $4.7 million refund in 2013 related to the annual PEP lookback filing.
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
Revenues attributable to changes in sales increased slightly in the second quarter 2014 when compared to the corresponding period in 2013. KWH energy sales to industrial customers increased 4.1% when compared to the corresponding period in 2013 due to increased usage by larger customers. Weather-adjusted KWH energy sales to residential customers decreased 2.5% when compared to the corresponding period in 2013 due to lower average usage per customer. Weather-adjusted KWH energy sales to commercial customers decreased 1.9% when compared to the corresponding period in 2013 due to decreased commercial economic activity.
Revenues attributable to changes in sales increased for year-to-date 2014 when compared to the corresponding period in 2013. KWH energy sales to industrial customers increased 3.6% when compared to the corresponding period in 2013 due to increased usage by larger customers. Weather-adjusted KWH energy sales to residential customers decreased 0.7% when compared to the corresponding period in 2013 due to lower average usage per customer. Weather-adjusted KWH energy sales to commercial customers increased 0.3% when compared to the corresponding period in 2013 due to an increase in the number of commercial customers.
Fuel and other cost recovery revenues decreased in the second quarter 2014 when compared to the corresponding period in 2013 primarily as a result of lower recoverable fuel costs. Fuel and other cost recovery revenues increased year-to-date 2014 when compared to the corresponding period in 2013 primarily as a result of higher recoverable fuel costs. See "Fuel and Purchased Power Expenses" herein for additional information. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$3.1	4.2	$34.7	25.3
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
In the second quarter 2014, wholesale revenues from sales to non-affiliates were $75.0 million compared to $71.9 million for the corresponding period in 2013. The increase was due to a $1.2 million increase in base revenues primarily resulting from a wholesale base rate increase effective beginning May 1, 2014 and a $1.9 million increase in energy revenues primarily resulting from an increase in KWH sales associated with short-term opportunity sales in the second quarter 2014 compared to the corresponding period in 2013. Short-term opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost of energy.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $171.7 million compared to $137.0 million for the corresponding period in 2013. The increase was due to a $15.2 million increase in base revenues primarily resulting from wholesale base rate increases effective April 1, 2013 and May 1, 2014 and a $19.4 million increase in energy revenues, of which $8.8 million was primarily associated with higher fuel prices and $10.6 million was associated with an increase in KWH sales primarily due to the higher demand resulting from colder weather in the first quarter 2014 compared to the corresponding period in 2013.
Wholesale Revenues – Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.3	26.8	$18.8	77.2
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the second quarter 2014, wholesale revenues from sales to affiliates were $20.2 million compared to $15.9 million for the corresponding period in 2013. The increase was due to a $4.3 million increase in energy revenues, $5.3 million of which was associated with an increase in KWH sales, partially offset by a $1.0 million decrease associated with lower prices.
For year-to-date 2014, wholesale revenues from sales to affiliates were $43.0 million compared to $24.2 million for the corresponding period in 2013. The increase was due to an $18.8 million increase in energy revenues, $15.7 million of which was associated with an increase in KWH sales and $3.1 million was associated with higher prices.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$1.1	0.8	$43.5	17.6
Purchased power – non-affiliates	(0.6)	(32.8)	9.5	N/M
Purchased power – affiliates	1.8	46.2	1.1	7.7
Total fuel and purchased power expenses	$2.3		$54.1
N/M - Not meaningful
In the second quarter 2014, total fuel and purchased power expenses were $150.2 million compared to $147.9 million for the corresponding period in 2013. The increase was due to a $9.9 million increase in the total volume of KWHs generated, partially offset by a $7.6 million decrease in the cost of fuel.
For year-to-date 2014, total fuel and purchased power expenses were $317.6 million compared to $263.5 million for the corresponding period in 2013. The increase was due to a $50.5 million increase in the total volume of KWHs generated and a $3.6 million increase in the cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2014	Second Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (millions of KWHs)(a)	3,932	3,753	7,974	6,957
Total purchased power (millions of KWHs)	208	209	466	601
Sources of generation (percent)(a) –
Coal	47	43	46	35
Gas	53	57	54	65
Cost of fuel, generated (cents per net KWH) –
Coal	4.18	4.90	4.21	4.94
Gas(a)	3.62	3.39	3.61	3.17
Average cost of fuel, generated (cents per net KWH)(a)	3.90	4.09	3.91	3.85
Average cost of purchased power (cents per net KWH)(a)	3.33	2.73	5.87	2.79
(a) Includes energy produced during the test period for the Kemper IGCC which is accounted for in accordance with FERC guidance.
Fuel
In the second quarter 2014, fuel expense was $143.3 million compared to $142.2 million for the corresponding period in 2013. The increase was primarily due to a 5.5% increase in the volume of KWHs generated to meet demand in the second quarter 2014 as compared to the corresponding period in 2013, partially offset by a 4.7% decrease in the average cost of fuel per KWH generated primarily due to higher coal-fired generation at lower coal prices, partially offset by higher natural gas prices.
For year-to-date 2014, fuel expense was $290.3 million compared to $246.8 million for the corresponding period in 2013. The increase was primarily due to a 16.0% increase in the volume of KWHs generated to meet demand related to colder weather in the first quarter 2014 as compared to the corresponding period in 2013 and a 1.6%

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in the average cost of fuel per KWH generated, primarily due to higher natural gas prices and higher coal-fired generation.
Purchased Power - Non-Affiliates
In the second quarter 2014, purchased power expense from non-affiliates was $1.2 million compared to $1.8 million for the corresponding period in 2013. The decrease was primarily the result of a 45.6% decrease in the volume of KWHs purchased, partially offset by a 23.5% increase in the average cost per KWH purchased.
For year-to-date 2014, purchased power expense from non-affiliates was $12.7 million compared to $3.2 million for the corresponding period in 2013. The increase was primarily due to a 360.8% increase in the average cost per KWH purchased, partially offset by a 12.4% decrease in the volume of KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
In the second quarter 2014, purchased power expense from affiliates was $5.7 million compared to $3.9 million for the corresponding period in 2013. The increase was primarily due to a 33.8% increase in the volume of KWHs purchased and a 9.3% increase in the average cost per KWH purchased.
For year-to-date 2014, purchased power expense from affiliates was $14.7 million compared to $13.6 million for the corresponding period in 2013. The increase was primarily due to a 46.1% increase in the average cost per KWH purchased, partially offset by a 26.3% decrease in the volume of KWHs purchased.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5.6	10.3	$16.9	15.5
In the second quarter 2014, other operations and maintenance expenses were $60.1 million compared to $54.5 million for the corresponding period in 2013. The increase was primarily due to a $5.0 million increase in labor expenses and a $0.9 million increase in administrative and general expenses.
For year-to-date 2014, other operations and maintenance expenses were $126.2 million compared to $109.3 million for the corresponding period in 2013. The increase was primarily due to an $11.2 million increase in generation maintenance expenses primarily related to scheduled outages and a $7.8 million increase in labor expenses. These increases were partially offset by a $2.1 million decrease in customer accounting, services, and sales expenses primarily due to uncollectible expenses.
Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2.0	9.2	$1.5	3.3
In the second quarter 2014, depreciation and amortization was $24.2 million compared to $22.2 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $46.9 million compared to

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$45.4 million for the corresponding period in 2013. These increases were primarily due to the increase in amortization resulting from a regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4.
See Note 1 to the financial statements of Mississippi Power under "Purchase of the Plant Daniel Combined Cycle Generating Units" and "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Estimated Loss on Kemper IGCC

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(450.0)	(100.0)	$(532.0)	(58.3)
In the second quarter 2013, an estimated probable loss on the Kemper IGCC of $450.0 million was recorded at Mississippi Power. For year-to-date 2014 and year-to-date 2013, estimated probable losses on the Kemper IGCC of $380.0 million and $912.0 million, respectively, were recorded at Mississippi Power. These losses reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$8.4	28.7	$20.4	36.9
In the second quarter 2014, AFUDC equity was $37.4 million compared to $29.0 million for the corresponding period in 2013. For year-to-date 2014, AFUDC equity was $75.5 million compared to $55.1 million for the corresponding period in 2013. These increases were primarily due to the construction of the Kemper IGCC. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2.2	21.5	$3.9	18.5
In the second quarter 2014, interest expense, net of amounts capitalized was $12.6 million compared to $10.4 million for the corresponding period in 2013. The increase was primarily due to a $2.5 million increase in interest expense resulting from the receipt of a $75.0 million interest-bearing refundable deposit from SMEPA in January 2014 related to its pending purchase of an undivided interest in the Kemper IGCC, a $1.7 million increase in interest expense on the regulatory liability related to the Kemper IGCC rate recovery, and a $1.0 million increase in interest expense associated with issuances of new long-term debt. These increases were partially offset by a $1.7 million increase in capitalized interest primarily resulting from AFUDC debt and carrying costs related to the Kemper IGCC and a $1.0 million decrease in interest expense associated with the redemption of long-term debt in 2013.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2014, interest expense, net of amounts capitalized was $24.7 million compared to $20.8 million for the corresponding period in 2013. The increase was primarily due to a $4.8 million increase in interest expense resulting from the receipt of a $75.0 million interest-bearing refundable deposit from SMEPA in January 2014 related to its pending purchase of an undivided interest in the Kemper IGCC, a $3.0 million increase in interest expense on the regulatory liability related to the Kemper IGCC rate recovery, and a $2.2 million increase in interest expense associated with issuances of new long-term debt. These increases were partially offset by a $3.5 million increase in capitalized interest primarily resulting from AFUDC debt and carrying costs related to the Kemper IGCC and a $1.9 million decrease in interest expense associated with the redemption of long-term debt in 2013.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Income Taxes (Benefit)

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$169.2	110.4	$208.8	64.7
In the second quarter 2014, income taxes (benefit) were $15.9 million compared to $(153.3) million for the corresponding period in 2013. For year-to-date 2014, income taxes (benefit) were $(113.7) million compared to $(322.5) million for the corresponding period in 2013. These changes were primarily due to lower pre-tax losses related to the estimated probable losses recorded on the construction of the Kemper IGCC.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to maintain a constructive regulatory environment that continues to allow for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily the Kemper IGCC and the Plant Daniel scrubber project. Future earnings in the near term will depend, in part, upon maintaining and growing sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Changes in regional and global economic conditions may impact sales for Mississippi Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
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
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR), the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM), and the Mercury and Air Toxics Standards rule.
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
See "PSC Matters – Environmental Compliance Overview Plan" and "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "PSC Matters – Environmental Compliance Overview Plan" and "Other Matters – Sierra Club Settlement Agreement" herein for additional information regarding generating unit retirement, repowering, and/or conversion.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.
FERC Matters
See Note 3 to the financial statements of Mississippi Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding the authority to defer in a regulatory asset costs related to the retirement or partial retirement of generating units as a result of environmental compliance rules. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding Mississippi Power's construction of the Kemper IGCC.
On March 31, 2014, Mississippi Power reached a settlement agreement with its wholesale customers and filed a request with the FERC for an increase in the Municipal and Rural Associations (MRA) cost-based electric tariff. The settlement agreement, approved by the FERC on May 20, 2014, provides that base rates under the MRA cost-based electric tariff will increase approximately $10.1 million annually, with revised rates effective for services rendered beginning May 1, 2014. The amount of base rate revenues to be received in 2014 from the agreed upon increase is expected to be approximately $6.9 million.
PSC Matters
Energy Efficiency
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Energy Efficiency" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Energy Efficiency" in Item 8 of the Form 10-K for additional information.
On June 3, 2014, the Mississippi PSC approved Mississippi Power's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On June 24, 2014, Mississippi Power submitted the 2014 Energy Efficiency Cost Recovery filing, which proposed an increase of $1.5 million in annual retail revenues to recover costs associated with energy efficiency programs. On July 21, 2014, the Mississippi PSC suspended the filing to allow more time for review.
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
On June 3, 2014, the Mississippi PSC issued an order for the purpose of investigating and reviewing the adoption of a uniform formula rate plan for Mississippi Power and other regulated electric utilities in Mississippi.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Compliance Overview Plan
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Environmental Compliance Overview Plan" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information regarding the CPCN to construct a scrubber on Plant Daniel Units 1 and 2.
On August 1, 2014, Mississippi Power entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct a scrubber on Plant Daniel Units 1 and 2. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 4, 2014, Mississippi Power, the Sierra Club, and the Mississippi PSC filed a joint motion to dismiss the appeal related to the CPCN to construct a scrubber on Plant Daniel Units 1 and 2.
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on Mississippi Power's financial statements. See "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" of Mississippi Power in Item 7 and Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for information regarding Mississippi Power's fuel cost recovery and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Mississippi Power – Fuel Cost Recovery" herein for additional information.
At June 30, 2014, the amount of under recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $14.5 million compared to over recovered retail fuel costs of $14.5 million at December 31, 2013.
Ad Valorem Tax Adjustment
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Ad Valorem Tax Adjustment" of Mississippi Power in Item 7 of the Form 10-K for additional information.
On May 6, 2014, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2014, which requested an annual rate increase of 0.38%, or $3.6 million in annual retail revenues, primarily due to an increase in property tax rates.

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
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges against the Kemper IGCC, including the appeal to the Mississippi Supreme Court related to the 2012 MPSC CPCN. On August 4, 2014, Mississippi Power and the Sierra Club filed a joint motion to dismiss the appeal related to the 2012 MPSC CPCN. Also on August 4, 2014, Thomas A. Blanton, who is not a party to the CPCN appeal, filed a motion to stay the motion to dismiss. See "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Kemper IGCC Schedule and Cost Estimate
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245.3 million of DOE Grants and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. Exceptions to the $2.88 billion cost cap include the Cost Cap Exceptions, as contemplated in the 2013 Settlement Agreement (defined below) and the 2012 MPSC CPCN Order. Recovery of the Cost Cap Exception amounts remains subject to review and approval by the Mississippi PSC.
The Kemper IGCC was originally scheduled to be placed in service in May 2014. Mississippi Power currently expects to place the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasification system, for which the in-service date is currently expected to occur in the second quarter 2015. On August 5, 2014, the Mississippi PSC ordered Mississippi Power to provide an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014 and to identify any expected or necessary accounting treatment and/or potential adjustments or impacts related to revenue recognition or any regulatory liability accounts.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power's 2010 project estimate, current cost estimate, and actual costs incurred as of June 30, 2014 for the Kemper IGCC are as follows:

Cost Category	2010 Project Estimate(e)	Current Estimate	Actual Costs at June 30, 2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.44	$3.81
Lignite Mine and Equipment	0.21	0.24	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.55	0.37
General Exceptions	0.05	0.10	0.07
Regulatory Asset(c)(d)	—	0.12	0.09
Total Kemper IGCC(a)(c)	$2.97	$5.56	$4.67

(a)	The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions.

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
Of the total costs incurred as of June 30, 2014, $3.01 billion was included in CWIP (which is net of the DOE Grants and estimated probable losses of $1.56 billion), $97.1 million in other regulatory assets, and $3.9 million in other deferred charges and assets in Mississippi Power's Condensed Balance Sheet herein, and $1.1 million was previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $380.0 million ($234.7 million after tax) in the first quarter 2014. This amount is in addition to charges totaling $1.18 billion ($728.7 million after tax) recognized through December 31, 2013. The first quarter 2014 revised cost estimate primarily reflects costs related to decreases in construction labor productivity at the Kemper IGCC identified in March 2014 due in large part to adverse weather, unexpected excessive craft labor turn-over, and unanticipated installation inefficiencies, as well as additional risk related to the expected in-service date as described herein. The revised cost estimate above includes costs through May 31, 2015. Any further extension of the in-service date is currently estimated to result in additional costs of approximately $20 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Mississippi Power's statements of income and these changes could be material.

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
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC and dismissed Mississippi Power's appeal of the 2012 MPSC CWIP Order (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allows Mississippi Power to secure alternate financing for costs that are not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power intends to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs as approved by the Mississippi PSC. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective following completion of the Mississippi PSC's prudence review of the costs to be securitized.
The 2013 Settlement Agreement provides that Mississippi Power may terminate the 2013 Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the 2013 Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the 2013 Settlement Agreement. Mississippi Power continues to work with the Mississippi PSC and the Mississippi Public Utilities Staff to implement the requirements of the 2013 Settlement Agreement.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in January 2013, Mississippi Power filed a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014. For year-to-date 2014, $74.3 million has been collected, with $11.1 million recognized in retail revenues in Mississippi Power's Condensed Statements of Income herein and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Mississippi Power's Condensed Balance Sheet herein. Since March 2013, $172.4 million has been collected, with $21.3 million recognized in retail revenues in Mississippi Power's Condensed Statements of Income herein, and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Mississippi Power's Condensed Balance Sheet herein.
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
The revenue requirements set forth in the Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the American Taxpayer Relief Act of 2012 (ATRA), which currently requires that assets be placed in service in 2014. While Mississippi Power currently expects to place the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014, extension of the in-service date for the remainder of the Kemper IGCC beyond 2014 results in the loss of tax benefits related to bonus depreciation under current law. The estimated value to retail customers of the bonus depreciation tax benefits not associated with the combined cycle and the associated common facilities portion of the Kemper IGCC is approximately $130 million to $160 million. See "Income Tax Matters – Bonus Depreciation" herein for additional information regarding bonus depreciation.
Mississippi Power plans to further revise the Seven-Year Rate Plan to reflect changes including the revised in-service date, the change in expected benefits relating to tax credits, various other revenue requirement items, and

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other tax matters, including bonus depreciation, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. The impact of these revisions for the average annual retail revenue requirement is estimated to be an increase of approximately $50 million through 2020. The revision of the Seven-Year Rate Plan is also expected to reflect rate mitigation options identified by Mississippi Power that, if approved by the Mississippi PSC, would result in no change to the total customer rate impacts contemplated in the original Seven-Year Rate Plan.
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
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the Mississippi Public Utilities Staff. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution.
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
Income Tax Matters
Bonus Depreciation
In January 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which is currently expected to apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC. The estimated cash flow benefit of approximately $120 million is dependent upon placing the assets in service in 2014. As discussed in "Integrated Coal Gasification Combined Cycle" herein, the remainder of the Kemper IGCC, including the gasification system, would not qualify for bonus depreciation under the ATRA if placed in service after 2014.
Investment Tax Credits
The IRS allocated $133 million (Phase I) and $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. In May 2013, the IRS notified Mississippi Power that no additional tax credits under the Internal Revenue Code Section 48A Phase III were allocated to the Kemper IGCC. As a result of the schedule extension for the Kemper IGCC, the Phase I credits have been recaptured. Through June 30, 2014, Mississippi Power had recorded tax benefits totaling $276.4 million for the

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

remaining Phase II credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
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
Sierra Club Settlement Agreement
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw.
Under the Sierra Club Settlement Agreement, Mississippi Power agreed to, among other things, fund a $15 million grant payable over a five-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See "PSC Matters – Environmental Compliance Overview Plan" herein for additional information.

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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, Mississippi Power further extended the scheduled in-service date for the Kemper IGCC to the second quarter 2015 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, $462.0 million ($285.3 million after tax) in the first quarter 2013, and $78.0 million ($48.2 million after tax) in the fourth quarter 2012. In the aggregate, Mississippi Power has incurred charges of $1.56 billion ($963.3 million after tax) as a result of changes in the cost estimate for the Kemper IGCC through June 30, 2014.
Mississippi Power has experienced, and may continue to experience, material volatility in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions will be reflected in Mississippi Power's statements of income and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contract or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations.
Mississippi Power's revised cost estimate includes costs through May 31, 2015. Any further extension of the in-service date is currently estimated to result in additional costs of approximately $20 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Mississippi Power is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Although earnings for the six months ended June 30, 2014 were negatively affected by revisions to the cost estimate for the Kemper IGCC, Mississippi Power's financial condition remained stable at June 30, 2014. Through June 30, 2014, Mississippi Power has incurred non-recoverable cash expenditures of $925.0 million and is expected to incur approximately $635 million in additional non-recoverable cash expenditures through completion of the Kemper IGCC. During the first six months of 2014, Mississippi Power received $210.0 million in equity contributions and a $220.0 million loan from Southern Company. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. In addition, Mississippi Power may receive additional equity contributions or loans from Southern Company. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $178.2 million for the first six months of 2014, an increase of $55.8 million as compared to the corresponding period in 2013. The increase in cash provided from operating activities is primarily due to rate recovery related to the Kemper IGCC, a decrease in receivables, and increases in accounts payable and accrued compensation, partially offset by income taxes primarily related to the Kemper IGCC and an increase in under-recovered regulatory clause revenue. Net cash used for investing activities totaled $733.5 million for the first six months of 2014 primarily due to gross property additions related to the Kemper IGCC and the Plant Daniel scrubber project. Net cash provided from financing activities totaled $656.0 million for the first six months of 2014 primarily due to an increase in equity contributions and a loan from Southern Company, the issuance of bank notes, and the receipt of an interest-bearing refundable deposit related to a pending asset sale, partially offset by a return of paid in capital. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include an increase in total property, plant, and equipment of $340.5 million and an increase in other regulatory liabilities, deferred of $72.9 million primarily due to the Kemper IGCC. Fossil fuel stock decreased $31.7 million primarily due to decreased coal inventories and other accrued taxes decreased $32.8 million primarily due to the payment of ad valorem taxes. Securities due within one year increased $412.4 million primarily due to bank loans maturing by the end of the second quarter 2015. Long-term debt increased $64.2 million primarily due to a $220.0 million loan from Southern Company and a bank loan of $250.0 million, partially offset by the reclassification of long-term bank loans to securities due within one year. The interest-bearing refundable deposit related to asset sale increased $75.0 million due to an additional deposit from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations,

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. Approximately $426.2 million will be required through June 30, 2015 to fund maturities of long-term debt.
The construction program of Mississippi Power is currently estimated to be $1.6 billion for 2014, $461 million for 2015, and $249 million for 2016, which includes expenditures related to the construction and start-up of the Kemper IGCC of $1.3 billion for 2014 and $208 million for 2015. The amounts related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $572 million (including construction costs for all prior periods relating to its proposed ownership interest).
The construction program is subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; storm impacts; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; Mississippi PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information and further risks related to the estimated schedule and costs and rate recovery for the Kemper IGCC.
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
Mississippi Power has received $245.3 million of DOE Grants that were used for the construction of the Kemper IGCC. An additional $25 million of DOE Grants is expected to be received for commercial operation of the Kemper IGCC. In addition, see Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding legislation related to the securitization of certain costs of the Kemper IGCC.
Mississippi Power's current liabilities frequently exceed current assets because of the continued use of short-term obligations as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate significantly due to the seasonality of the business.
At June 30, 2014, Mississippi Power had approximately $245.9 million of cash and cash equivalents. Committed credit arrangements with banks at June 30, 2014 were as follows:

Expires(a)					Executable Term Loans		Due Within One Year
2014	2015	2016	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)			(in millions)		(in millions)		(in millions)
$40	$95	$165	$300	$300	$25	$40	$65	$70
(a) No credit arrangements expire in 2017 or 2018.

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
A portion of the $300.0 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of June 30, 2014 was approximately $40.1 million.
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
Mississippi Power had no commercial paper or short-term debt outstanding during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing commercial paper, equity contributions or loans from Southern Company, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel transportation and storage, and energy price risk management. At June 30, 2014, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $226 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
In January 2014, Mississippi Power entered into an 18-month floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $250 million aggregate principal amount, and proceeds were used for working capital and other general corporate purposes, including Mississippi Power's continuous construction program.
In 2012 and January 2014, Mississippi Power received $150 million and $75 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the sale is closed, the deposits bear interest at Mississippi Power's AFUDC rate adjusted for income taxes, which was 10.132% per annum for the period ended June 30, 2014 and 9.932% per annum for 2013, and are refundable to SMEPA upon termination of the asset purchase agreement related to such purchase or within 15 days of a request by SMEPA for a full or partial refund. In July 2013, Southern Company

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
In May 2014, Mississippi Power issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Mississippi Power's construction program.
Also in May 2014, the Mississippi Business Finance Corporation (MBFC) issued $12.3 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of Mississippi Power and proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. Any future issuances of the Series 2013A bonds will be used for this same purpose. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" of Mississippi Power in Item 7 of the Form 10-K for additional information.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$260,347	$216,647	$538,215	$440,076
Wholesale revenues, affiliates	67,563	88,638	139,896	166,829
Other revenues	893	1,970	1,546	3,297
Total operating revenues	328,803	307,255	679,657	610,202
Operating Expenses:
Fuel	118,053	110,630	242,615	230,002
Purchased power, non-affiliates	16,594	22,307	44,487	36,880
Purchased power, affiliates	16,493	6,282	45,679	14,147
Other operations and maintenance	69,330	62,661	122,045	113,611
Depreciation and amortization	51,559	44,898	103,016	85,058
Taxes other than income taxes	5,701	5,453	11,384	10,807
Total operating expenses	277,730	252,231	569,226	490,505
Operating Income	51,073	55,024	110,431	119,697
Other Income and (Expense):
Interest expense, net of amounts capitalized	(21,966)	(20,568)	(43,969)	(40,962)
Other income (expense), net	(32)	(1,691)	85	(1,948)
Total other income and (expense)	(21,998)	(22,259)	(43,884)	(42,910)
Earnings Before Income Taxes	29,075	32,765	66,547	76,787
Income taxes (benefit)	(2,969)	4,843	217	19,673
Net Income	32,044	27,922	66,330	57,114
Less: Net income attributable to noncontrolling interest	1,232	—	2,047	—
Net Income Attributable to Southern Power Company	$30,812	$27,922	$64,283	$57,114
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$32,044	$27,922	$66,330	$57,114
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $-, $- and $-, respectively	2	—	—	—
Reclassification adjustment for amounts included in net income, net of tax of $24, $1,052, $63 and $2,097, respectively	108	1,647	197	3,281
Total other comprehensive income (loss)	110	1,647	197	3,281
Less: Comprehensive income attributable to noncontrolling interest	1,232	—	2,047	—
Comprehensive Income Attributable to Southern Power Company	$30,922	$29,569	$64,480	$60,395
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$66,330	$57,114
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	100,111	90,351
Deferred income taxes	(3,162)	13,693
Investment tax credits	26,134	16,443
Deferred revenues	(24,342)	(23,444)
Other, net	7,893	11,909
Changes in certain current assets and liabilities —
-Receivables	(34,252)	(23,335)
-Fossil fuel stock	(1,006)	(377)
-Materials and supplies	(3,126)	(2,560)
-Prepaid income taxes	21,406	(19,747)
-Other current assets	2,051	2,725
-Accounts payable	23,593	(7,580)
-Accrued taxes	7,095	21,048
-Accrued interest	94	(41)
-Other current liabilities	5,027	(390)
Net cash provided from operating activities	193,846	135,809
Investing Activities:
Plant acquisition	(213,470)	(111,600)
Property additions	(11,048)	(252,271)
Change in construction payables	(3,426)	106,795
Payments pursuant to long-term service agreements	(22,677)	(22,469)
Investment in restricted cash	—	(20,000)
Other investing activities	(10,860)	(206)
Net cash used for investing activities	(261,481)	(299,751)
Financing Activities:
Increase in notes payable, net	73,482	195,142
Proceeds —
Capital contributions	(3,417)	1,394
Other long-term debt	9,941	10,249
Repayments — Other long-term debt	(818)	(220)
Distributions to noncontrolling interest	(150)	(146)
Contributions from noncontrolling interest	7,166	7,683
Payment of common stock dividends	(65,560)	(64,560)
Other financing activities	1,863	675
Net cash provided from financing activities	22,507	150,217
Net Change in Cash and Cash Equivalents	(45,128)	(13,725)
Cash and Cash Equivalents at Beginning of Period	68,744	28,592
Cash and Cash Equivalents at End of Period	$23,616	$14,867
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $(113) and $- capitalized for 2014 and 2013, respectively)	$42,745	$34,924
Income taxes, net	(59,148)	(3,799)
Noncash transactions — accrued property additions at end of period	5,297	136,998
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$23,616	$68,744
Receivables —
Customer accounts receivable	106,162	73,497
Other accounts receivable	8,041	3,983
Affiliated companies	36,257	38,391
Fossil fuel stock, at average cost	20,414	19,178
Materials and supplies, at average cost	57,906	54,780
Prepaid service agreements—current	29,676	81,206
Prepaid income taxes	77,488	54,732
Other prepaid expenses	5,769	7,915
Assets from risk management activities	289	182
Total current assets	365,618	402,608
Property, Plant, and Equipment:
In service	4,942,635	4,696,134
Less accumulated provision for depreciation	922,461	871,963
Plant in service, net of depreciation	4,020,174	3,824,171
Construction work in progress	10,237	9,843
Total property, plant, and equipment	4,030,411	3,834,014
Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $6,851 and $5,614 at June 30, 2014 and December 31, 2013, respectively	42,269	43,505
Total other property and investments	44,108	45,344
Deferred Charges and Other Assets:
Prepaid long-term service agreements	69,326	73,676
Other deferred charges and assets — affiliated	7,767	4,605
Other deferred charges and assets — non-affiliated	87,814	68,853
Total deferred charges and other assets	164,907	147,134
Total Assets	$4,605,044	$4,429,100
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$2,082	$599
Notes payable — non-affiliated	73,482	—
Accounts payable —
Affiliated	80,052	56,661
Other	18,031	20,747
Accrued taxes —
Accrued income taxes	1,585	161
Other accrued taxes	10,052	2,662
Accrued interest	28,446	28,352
Other current liabilities	22,786	18,492
Total current liabilities	236,516	127,674
Long-term Debt	1,626,908	1,619,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	727,923	724,390
Accumulated deferred investment tax credits	398,397	340,269
Deferred capacity revenues — affiliated	6,629	15,279
Other deferred credits and liabilities — affiliated	1,113	1,621
Other deferred credits and liabilities — non-affiliated	10,261	7,896
Total deferred credits and other liabilities	1,144,323	1,089,455
Total Liabilities	3,007,747	2,836,370
Redeemable Noncontrolling Interest	37,841	28,778
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,025,618	1,029,035
Retained earnings	530,722	531,998
Accumulated other comprehensive income	3,116	2,919
Total common stockholder's equity	1,559,456	1,563,952
Total Liabilities and Stockholder's Equity	$4,605,044	$4,429,100
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 vs. SECOND QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

OVERVIEW
Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions and sales of assets, construction of new power plants, and entry into PPAs primarily with investor owned utilities, independent power producers, municipalities, and electric cooperatives. In general, Southern Power has constructed or acquired new generating capacity only after entering into long-term PPAs for the new facilities.
On April 17, 2014, Southern Power and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Adobe Solar, LLC (Adobe). Adobe constructed and owns an approximately 20-MW solar photovoltaic facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and serves a PPA with Southern California Edison Company (SCE) covering the entire output of the plant through 2034.
On May 22, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs Solar, LLC (Macho Springs). Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and serves a PPA with El Paso Electric Company (EPE) covering the entire output of the plant through 2034.
To evaluate operating results and to ensure Southern Power's ability to meet its contractual commitments to customers, Southern Power focuses on several key performance indicators. These indicators include peak season equivalent forced outage rate (Peak Season EFOR), contract availability, and net income. Peak Season EFOR defines the hours during peak demand times when Southern Power's generating units are not available due to forced outages (a low metric is optimal). Contract availability measures the percentage of scheduled hours delivered. Net income is the primary measure of Southern Power's financial performance.
RESULTS OF OPERATIONS
Net Income

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2.9	10.4	$7.2	12.6
Net income attributable to Southern Power for the second quarter 2014 was $30.8 million compared to $27.9 million for the corresponding period in 2013. Net income for year-to-date 2014 was $64.3 million compared to $57.1 million for the corresponding period in 2013. The increases were primarily due to an increase in energy revenues from non-affiliates and a decrease in income taxes, partially offset by increases in other operations and maintenance expenses and depreciation.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$43.7	20.2	$98.1	22.3
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
Wholesale revenues from non-affiliates for the second quarter 2014 were $260.3 million compared to $216.6 million for the corresponding period in 2013. The increase was due to a $49.0 million increase in energy sales, primarily as a result of new solar PPAs and requirements contracts and increased revenue from existing contracts and uncovered units primarily as a result of higher demand, partially offset by a $5.3 million decrease in capacity revenues. The increase in energy sales reflects a 33.8% increase in KWH sales and an 8.4% increase in the average price of energy.
Wholesale revenues from non-affiliates for year-to-date 2014 were $538.2 million compared to $440.1 million for the corresponding period in 2013. The increase was due to a $103.7 million increase in energy sales, primarily as a result of increased revenue under existing contracts, new solar PPAs and requirements contracts and additional revenue from uncovered units primarily as a result of higher demand, partially offset by a $5.6 million decrease in capacity revenues. The increase in energy sales reflects a 25.8% increase in the average price of energy and a 15.3% increase in KWH sales.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(21.0)	(23.8)	$(26.9)	(16.1)
Wholesale revenues from sales to affiliate companies will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the second quarter 2014 were $67.6 million compared to $88.6 million for the corresponding period in 2013. The decrease was primarily the result of a $22.7 million decrease in energy sales under the IIC, reflecting a 34.8% decrease in KWH sales, primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. This decrease was partially offset by a $2.7 million increase in energy sales under existing PPAs, reflecting a 42.1% increase in the average price of energy, primarily as a result of higher natural gas prices.
Wholesale revenues from affiliates for year-to-date 2014 were $139.9 million compared to $166.8 million for the corresponding period in 2013. The decrease was primarily the result of a $32.3 million decrease in energy sales under the IIC, reflecting a 40.5% decrease in KWH sales, primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. This decrease was partially offset by a $6.4 million increase in energy sales under existing PPAs, reflecting a 70.0% increase in the average price of energy, primarily as a result of higher natural gas prices.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$7.4	6.7	$12.6	5.5
Purchased power – non-affiliates	(5.7)	(25.6)	7.6	20.6
Purchased power – affiliates	10.2	162.5	31.6	222.9
Total fuel and purchased power expenses	$11.9		$51.8
Southern Power PPAs for natural gas-fired generation generally provide that the purchasers are responsible for substantially all of the cost of fuel. Consequently, any increase or decrease in fuel cost is generally accompanied by an increase or decrease in related fuel revenue and does not have a significant impact on net income. Southern Power is responsible for the cost of fuel for generating units that are not covered under PPAs. Power from these generating units is sold into the market or sold to affiliates under the IIC.
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
In the second quarter 2014, total fuel and purchased power expenses were $151.1 million compared to $139.2 million for the corresponding period in 2013. Fuel and purchased power expenses increased $11.9 million reflecting a 14.6% increase in the average cost of natural gas and a 31.5% increase in the volume of KWHs purchased primarily as a result of higher natural gas prices and the availability of lower cost affiliate power.
For year-to-date 2014, total fuel and purchased power expenses were $332.8 million compared to $281.0 million for the corresponding period in 2013. Fuel and purchased power expenses increased $62.6 million reflecting a 33.7% increase in the average cost of natural gas and a 43.7% increase in the volume of KWHs purchased primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. This increase was partially offset by a $10.8 million decrease associated with the volume of KWHs generated.
In the second quarter 2014, fuel expense was $118.0 million compared to $110.6 million for the corresponding period in 2013. The increase was due to a $9.4 million increase associated with the higher average cost of fuel per KWH generated primarily due to the average cost of natural gas, partially offset by a $2.0 million decrease associated with the volume of KWHs generated primarily as a result of higher natural gas prices and the availability of lower cost affiliate power.
For year-to-date 2014, fuel expense was $242.6 million compared to $230.0 million for the corresponding period in 2013. The increase was due to a $45.7 million increase associated with the higher average cost of fuel per KWH generated primarily due to the average cost of natural gas, partially offset by a $33.1 million decrease associated with the volume of KWHs generated primarily as a result of higher natural gas prices and the availability of lower cost affiliate power.
In the second quarter 2014, purchased power expense was $33.1 million compared to $28.6 million for the corresponding period in 2013. The increase was due to a $9.0 million increase associated with the volume of KWHs purchased primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. This increase was partially offset by a $4.5 million decrease associated with the average cost of purchased power.
For year-to-date 2014, purchased power expense was $90.2 million compared to $51.0 million for the corresponding period in 2013. The increase was due to a $22.3 million increase associated with the volume of KWHs purchased and a $16.9 million increase associated with the average cost of purchased power, primarily as a result of higher natural gas prices and the availability of lower cost affiliate power.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$6.6	10.6	$8.4	7.4
In the second quarter 2014, other operations and maintenance expenses were $69.3 million compared to $62.7 million for the corresponding period in 2013. For year-to-date 2014, other operations and maintenance expenses were $122.0 million compared to $113.6 million for the corresponding period in 2013. The increases were primarily due to scheduled outage and maintenance related costs as well as costs associated with the acquisition of new solar plants.
Depreciation and Amortization

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$6.7	14.8	$17.9	21.1
In the second quarter 2014, depreciation and amortization was $51.6 million compared to $44.9 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $103.0 million compared to $85.1 million for the corresponding period in 2013. The increases were primarily due to an increase in depreciation expense related to Plants Campo Verde and Spectrum placed in service in the second half of 2013 and equipment retirements resulting from accelerated outage work.
See Note (A) to the Condensed Financial Statements herein for additional information.
Income Taxes (Benefit)

Second Quarter 2014 vs. Second Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(7.8)	(161.3)	$(19.5)	(98.9)
In the second quarter 2014, income taxes (benefit) were $(3.0) million compared to income taxes of $4.8 million for the corresponding period in 2013. The change was primarily due to the impact of state apportionment changes reducing Southern Power's deferred tax liabilities resulting from the addition of new plants placed in service in 2014 and 2013, a change to the income tax filing method for North Carolina, and beneficial changes in certain state income tax laws.
For year-to-date 2014, income taxes (benefit) were $0.2 million compared to $19.7 million for the corresponding period in 2013. The change was primarily due to the impact of state apportionment changes reducing Southern Power's deferred tax liabilities resulting from the addition of new plants placed in service in 2014 and 2013, a change to the income tax filing method for North Carolina, an increase in state income tax credits, beneficial changes in certain state income tax laws, and lower pre-tax income.
See Note (G) to the Condensed Financial Statements herein for additional information.
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
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" of Southern Power in Item 7 of the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emissions of air pollution from industrial sources, including electric generating facilities. Compliance with possible additional federal or state legislation or regulations related to global climate change, air quality, water quality, or other environmental and health concerns could also significantly affect Southern Power. While Southern Power's PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations, the full impact of any such regulatory or legislative changes cannot be determined at this time.
Environmental Statutes and Regulations
Air Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Air Quality" of Southern Power in Item 7 of the Form 10-K for additional information regarding the Cross State Air Pollution Rule (CSAPR) and the EPA's proposed rules regarding the regulation of excess emissions during periods of startup, shutdown, or malfunction (SSM).
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On June 26, 2014, the EPA requested that the U.S. Court of Appeals for the District of Columbia Circuit lift the stay on CSAPR and approve a revised schedule with compliance to begin on January 1, 2015.
On June 10, 2014, the EPA entered into a revised settlement agreement requiring it to issue a supplemental proposed SSM rule by September 5, 2014 and finalize the proposed rule by May 22, 2015.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On May 19, 2014, the EPA signed a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published the proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. If finalized as proposed, the proposed guidelines and standards could result in operational restrictions and material compliance costs. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through market-based contracts. The ultimate impact of these proposals will depend on the specific requirements of the final guidelines and performance standards, implementation by states, and the outcome of any legal challenges and cannot be determined at this time.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of this decision cannot be determined at this time.
Acquisitions
Adobe Solar, LLC
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" of Southern Power in Item 7 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.
On April 17, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Adobe from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar photovoltaic facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and has the entire output of the plant contracted under a 20-year PPA with SCE.
Macho Springs Solar, LLC
On May 22, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and has the entire output of the plant contracted under a 20-year PPA with EPE. See Note (I) to the Condensed Financial Statements herein for additional information.
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
As discussed above, on April 17, 2014 and May 22, 2014, a subsidiary of Southern Power assumed PPAs with SCE and EPE in connection with the acquisitions of Adobe and Macho Springs, respectively. See Note (I) to the Condensed Financial Statements herein for additional information.

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
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. Southern Power is currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power's financial condition remained stable at June 30, 2014. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash provided from operating activities totaled $193.8 million for the first six months of 2014, an increase of $58.0 million as compared to the first six months of 2013. The increase in cash provided from operating activities was primarily due to cash received for ITCs related to Plants Nacogdoches, Apex, Campo Verde, and Spectrum and an increase in affiliated accounts payable. Net cash used for investing activities totaled $261.5 million for the first six months of 2014 primarily due to expenditures related to the acquisitions of Adobe and Macho Springs and payments pursuant to long-term service agreements. Net cash provided from financing activities totaled $22.5 million for the first six months of 2014 primarily due to the issuance of commercial paper and an increase in long-term debt related to the acquisitions of Adobe and Macho Springs. This was partially offset by the payment of common stock dividends. Fluctuations in cash flow from financing activities vary year to year based on capital

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

needs and the maturity or redemption of securities.
Significant balance sheet changes for the first six months of 2014 include a $196.0 million increase in plant in service, net of depreciation primarily due to the acquisitions of Adobe and Macho Springs. Other significant changes include a $73.5 million increase in notes payable due to the issuance of commercial paper, a $58.1 million increase in accumulated deferred investment tax credits primarily due to the acquisitions of Adobe and Macho Springs placed in service in 2014, and a $23.4 million increase in affiliated accounts payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, leases, derivative obligations, purchase commitments, and unrecognized tax benefits. There are no maturities of long-term debt through June 30, 2015.
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
Southern Power's current liabilities sometimes exceed current assets due to the use of short-term debt as a funding source, as well as cash needs, which can fluctuate significantly due to the seasonality of the business.
To meet liquidity and capital resource requirements, Southern Power had at June 30, 2014 cash and cash equivalents of approximately $23.6 million and Southern Power Company had a committed credit facility of $500 million (Facility) expiring in 2018, of which $499 million is unused.
The Facility contains a covenant that limits the ratio of debt to capitalization (each as defined in the Facility) to a maximum of 65% and contains a cross default provision that is restricted only to the indebtedness of Southern Power Company. Southern Power Company is currently in compliance with all covenants in the Facility.
Proceeds from this Facility may be used for working capital and general corporate purposes as well as liquidity support for Southern Power Company's commercial paper program. See Note 6 to the financial statements of Southern Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
Southern Power's commercial paper program is used to finance acquisition and construction costs related to electric generating facilities and for general corporate purposes.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period		Commercial Paper During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
June 30, 2014:	$73	0.3%	$33	0.3%	$98
(a) Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2014.
Management believes the need for working capital can be adequately met by utilizing the commercial paper program, the Facility, short-term bank notes, and cash.
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
The maximum potential collateral requirements under these contracts at June 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	310
Below BBB- and/or Baa3	992
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
Financing Activities
During the six months ended June 30, 2014, Southern Power prepaid $0.8 million of long-term debt payable to TRE and issued $3.8 million due April 30, 2034, $5.3 million due May 31, 2034, and an additional $0.8 million due April 30, 2033 under promissory notes payable to TRE related to the financing of Adobe, Macho Springs, and Campo Verde Solar, LLC, respectively.
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
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2013 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the results of operations, financial position, or cash flows of any registrant.
Depreciation
Beginning in 2014, Southern Power changed the method of depreciation for its property, plant, and equipment from composite depreciation to component depreciation. As a result, certain generation assets are depreciated on a units-of-production basis to better match outage and maintenance costs to the usage of, and revenues from, these assets. The difference in depreciation expense under this method was not material in the first and second quarters 2014 and is not expected to have a material impact on the financial statements of Southern Company or Southern Power in future periods.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued ASC 606, Revenue from Contracts with Customers. ASC 606 revises the accounting for revenue recognition and is effective for fiscal years beginning after December 15, 2016. The registrants are currently evaluating the requirements of ASC 606. The ultimate impact of the new standard has not yet been determined.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Georgia Power's environmental remediation liability as of June 30, 2014 was $19 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a site in Brunswick, Georgia on the CERCLA National Priorities List. The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites are anticipated.
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
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $50 million as of June 30, 2014. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, there was no impact on net income as a result of these liabilities.
In 2003, Mississippi Power and numerous other entities were designated by the Texas Commission on Environmental Quality (TCEQ) as PRPs at a site that was owned by an electric transformer company that handled Mississippi Power's transformers. The TCEQ approved the final site remediation plan in December 2013 and, on March 28, 2014, the impacted utilities, including Mississippi Power, agreed to commence remediation actions on the site. Mississippi Power's environmental remediation liability is $0.6 million as of June 30, 2014 and is expected to be recovered through the ECO Plan.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
FERC Matters
See Note 3 to the financial statements of Mississippi Power under "FERC Matters" in Item 8 of the Form 10-K for additional information regarding the authority to defer in a regulatory asset costs related to the retirement or partial retirement of generating units as a result of environmental compliance rules. See Note 3 to the financial statements of Southern Company under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K, Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K, and "Integrated Coal Gasification Combined Cycle" herein for information regarding Mississippi Power's construction of the Kemper IGCC.
On March 31, 2014, Mississippi Power reached a settlement agreement with its wholesale customers and filed a request with the FERC for an increase in the Municipal and Rural Associations (MRA) cost-based electric tariff. The settlement agreement, approved by the FERC on May 20, 2014, provides that base rates under the MRA cost-based electric tariff will increase approximately $10.1 million annually, with revised rates effective for services rendered beginning May 1, 2014. The amount of base rate revenues to be received in 2014 from the agreed upon increase is expected to be approximately $6.9 million.
Retail Regulatory Matters
Alabama Power
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power" and "Retail Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through various regulatory clauses and accounting orders. The recovery balance of each regulatory clause follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2014	December 31, 2013
		(in millions)
Rate CNP Environmental – Under	Deferred under recovered regulatory clause revenues	$32	$7
Rate CNP PPA – Under	Deferred under recovered regulatory clause revenues	33	18
Retail Energy Cost Recovery – Over	Other regulatory liabilities, current	19	27
	Deferred over recovered regulatory clause revenues	—	15
Natural Disaster Reserve	Other regulatory liabilities, deferred	87	96

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Georgia Power
Renewables Development
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Renewables Development" and "Retail Regulatory Matters – Renewables Development," respectively, in Item 8 of the Form 10-K for additional information.
On May 20, 2014, the Georgia PSC approved Georgia Power's application for the certification of two PPAs executed in April 2013 for the purchase of energy from two wind farms in Oklahoma with capacity totaling 250 MWs that will begin in 2016 and end in 2035.
As a result of amendments executed subsequent to June 30, 2014, the biomass PPAs classified as non-affiliate capital leases with related long-term obligations totaling $641 million as of December 31, 2013, no longer meet the definition of a lease or will be accounted for as operating leases. Due to these amendments, non-affiliate operating lease obligations increased by $127 million. As a result of additional amendments executed prior to June 30, 2014, commitments related to non-affiliate operating leases increased by a total of $23 million. As such, estimated total long-term obligations for non-affiliate operating leases have been updated to $116 million for 2015, $149 million for 2016, $150 million for 2017, $152 million for 2018 and $1.7 billion for 2019 and thereafter. Estimated long-term obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See Note 7 to the financial statements of Georgia Power under "Commitments – Fuel and Purchased Power Agreements" in Item 8 of the Form 10-K for additional information.
Integrated Resource Plan
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" and "Retail Regulatory Matters – Integrated Resource Plans," respectively, in Item 8 of the Form 10-K for additional information.
Georgia Power filed a request with the Georgia PSC on January 10, 2014 to cancel the proposed biomass fuel conversion of Plant Mitchell Unit 3 (155 MWs) because it would not be cost effective for customers. On July 1, 2014, the Georgia PSC approved Georgia Power's request. The January 10, 2014 filing also notified the Georgia PSC of Georgia Power's plan to seek decertification later this year. Georgia Power now expects to request decertification of Plant Mitchell Unit 3 in connection with the triennial Integrated Resource Plan in 2016. Georgia Power plans to continue to operate the unit as needed until the Mercury and Air Toxics Standards rule becomes effective in April 2015.
Fuel Cost Recovery
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Fuel Cost Recovery" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
As of June 30, 2014, Georgia Power's under recovered fuel balance totaled $244 million and is included in deferred charges and other assets on Southern Company's and Georgia Power's Condensed Balance Sheets herein. The under recovered fuel balance exceeded the $200 million threshold, triggering the Interim Fuel Rider mechanism. Therefore, on July 7, 2014, Georgia Power filed a plan with the Georgia PSC recommending that the Georgia PSC defer any action on the under recovered fuel balance until the next fuel case which is expected to be filed by February 27, 2015. The Georgia PSC took no action on Georgia Power's filing within 30 days; therefore, the existing fuel rates remain in place. As of December 31, 2013, Georgia Power's over recovered fuel balance totaled $58 million and is included in current liabilities and other deferred credits and liabilities on Southern Company's and Georgia Power's Condensed Balance Sheets herein.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

not have a significant effect on Southern Company's or Georgia Power's revenues or net income, but will affect cash flow.
Storm Damage Recovery
See Note 1 to the financial statements of Georgia Power under "Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of June 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $107 million and $37 million, respectively.
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
In 2009, the NRC issued an Early Site Permit and Limited Work Authorization which allowed limited work to begin on Plant Vogtle Units 3 and 4. The NRC certified the Westinghouse Design Control Document, as amended (DCD), for the AP1000 nuclear reactor design, in late 2011, and issued combined construction and operating licenses (COLs) in early 2012. Receipt of the COLs allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4, at the federal and state level, and additional challenges are expected as construction proceeds.
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

December 31, 2015, in addition to the ongoing financing costs. At June 30, 2014, approximately $27 million of these 2009 and 2010 costs remained unamortized in CWIP.
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
In September 2013, the Georgia PSC approved a stipulation entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent. In addition, financing costs on any excess construction-related costs potentially would be subject to recovery through AFUDC instead of the NCCR tariff. In accordance with the stipulation, Georgia Power filed with the Georgia PSC on February 28, 2014 a combined ninth and tenth VCM report covering the period from January 1 through December 31, 2013 (Ninth/Tenth VCM report), which requested approval for an additional $0.4 billion of construction capital costs. The Ninth/Tenth VCM report reflects estimated in-service construction capital costs of $4.8 billion and associated financing costs during the construction period, which are estimated to total approximately $2.0 billion. Georgia Power will resume filing semi-annual reports with the eleventh VCM report filing in late August 2014.
In 2012, the Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Owners are not responsible for these costs. Later in 2012, the Contractor filed suit against Georgia Power and the other Owners in the U.S. District Court for the District of Columbia alleging the Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also has asserted it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim claimed amounts relating to these new allegations, but such additional claimed amounts could be substantial. Georgia Power has not agreed with either the proposed cost or schedule adjustments or that the Owners have any responsibility for costs related to these issues. While litigation is ongoing and Georgia Power intends to vigorously defend its positions, Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs either to the Owners or the Contractor or to both.
As construction continues, the risk remains that additional challenges in the fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power (on behalf of the Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.
Gulf Power
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $5.4 million reduction in depreciation expense in the first six months of 2014.
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

Recovery Clause	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in millions)
Fuel Cost Recovery – Under	Under recovered regulatory clause revenues	$43.4	$21.0
Purchased Power Capacity Recovery – Over	Other regulatory liabilities, current	9.1	—
Purchased Power Capacity Recovery – Under	Under recovered regulatory clause revenues	—	2.8
Environmental Cost Recovery – Under	Under recovered regulatory clause revenues	15.1	14.4
Energy Conservation Cost Recovery – Under	Under recovered regulatory clause revenues	4.9	7.0
Retail Fuel Cost Recovery
See Note 1 and Note 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Gulf Power has established fuel cost recovery rates as approved annually by the Florida PSC. In late 2013 and the first six months of 2014, Gulf Power experienced higher than expected costs for natural gas and purchased power along with lower fuel revenues for non-territorial sales. If the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenues for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 18, 2014, but no adjustment to the factor was requested. Under recovered fuel costs at June 30, 2014 totaled $43.4 million and are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power's revenues or net income, but will affect cash flow.
Mississippi Power
Energy Efficiency
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Energy Efficiency" in Item 8 of the Form 10-K for additional information.
On June 3, 2014, the Mississippi PSC approved Mississippi Power's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On June 24, 2014, Mississippi Power submitted the 2014 Energy Efficiency Cost Recovery filing, which proposed an increase of $1.5 million in annual retail revenues to recover costs associated with energy efficiency programs. On July 21, 2014, the Mississippi PSC suspended the filing to allow more time for review.
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
On June 3, 2014, the Mississippi PSC issued an order for the purpose of investigating and reviewing the adoption of a uniform formula rate plan for Mississippi Power and other regulated electric utilities in Mississippi.
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
In 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct a scrubber on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project in December 2015. As of June 30, 2014, total project expenditures were $419.6 million, of which Mississippi Power's portion was $213.7 million, excluding AFUDC of $13.3 million.
On August 1, 2014, Mississippi Power entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct a scrubber on Plant Daniel Units 1 and 2. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 4, 2014, Mississippi Power, the Sierra Club, and the Mississippi PSC filed a joint motion to dismiss the appeal related to the CPCN to construct a scrubber on Plant Daniel Units 1 and 2.
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on Southern Company's and Mississippi Power's financial statements. See "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for information regarding Mississippi Power's fuel cost recovery.
At June 30, 2014, the amount of under recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $14.5 million compared to over recovered retail fuel costs of $14.5 million at December 31, 2013.
Ad Valorem Tax Adjustment
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Ad Valorem Tax Adjustment" in Item 8 of the Form 10-K for additional information.
On May 6, 2014, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment factor filing for 2014, which requested an annual rate increase of 0.38%, or $3.6 million in annual retail revenues, primarily due to an increase in property tax rates.
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
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges against the Kemper IGCC, including the appeal to the Mississippi Supreme Court related to the 2012 MPSC CPCN. On August 4, 2014, Mississippi Power and the Sierra Club filed a joint motion to dismiss the appeal related to the 2012 MPSC CPCN. Also on August 4, 2014, Thomas A. Blanton, who is not a party to the CPCN appeal, filed a motion to stay the motion to dismiss. See "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Kemper IGCC Schedule and Cost Estimate
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245.3 million of grants awarded to the Kemper IGCC project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, and AFUDC related to the Kemper IGCC. The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, with recovery of prudently-incurred costs subject to approval by the Mississippi PSC. Exceptions to the $2.88 billion cost cap include the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions), as contemplated in the 2013 Settlement Agreement (defined below) and the 2012 MPSC CPCN Order. Recovery of the Cost Cap Exception amounts remains subject to review and approval by the Mississippi PSC.
The Kemper IGCC was originally scheduled to be placed in service in May 2014. Mississippi Power currently expects to place the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasification system, for which the in-service date is currently expected to occur in the second quarter 2015. On August 5, 2014, the Mississippi PSC ordered Mississippi Power to provide an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014 and to identify any expected or necessary accounting treatment and/or potential adjustments or impacts related to revenue recognition or any regulatory liability accounts.
Mississippi Power's 2010 project estimate, current cost estimate, and actual costs incurred as of June 30, 2014 for the Kemper IGCC are as follows:

Cost Category	2010 Project Estimate(e)	Current Estimate	Actual Costs at June 30, 2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.44	$3.81
Lignite Mine and Equipment	0.21	0.24	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.55	0.37
General Exceptions	0.05	0.10	0.07
Regulatory Asset(c)(d)	—	0.12	0.09
Total Kemper IGCC(a)(c)	$2.97	$5.56	$4.67

(a)	The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions.

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
Of the total costs incurred as of June 30, 2014, $3.01 billion was included in CWIP (which is net of the DOE Grants and estimated probable losses of $1.56 billion), $97.1 million in other regulatory assets, and $3.9 million in other deferred charges and assets in Southern Company's and Mississippi Power's Condensed Balance Sheets herein, and $1.1 million was previously expensed.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Southern Company and Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $380.0 million ($234.7 million after tax) in the first quarter 2014. This amount is in addition to charges totaling $1.18 billion ($728.7 million after tax) recognized through December 31, 2013. The first quarter 2014 revised cost estimate primarily reflects costs related to decreases in construction labor productivity at the Kemper IGCC identified in March 2014 due in large part to adverse weather, unexpected excessive craft labor turn-over, and unanticipated installation inefficiencies, as well as additional risk related to the expected in-service date as described herein. The revised cost estimate above includes costs through May 31, 2015. Any further extension of the in-service date is currently estimated to result in additional costs of approximately $20 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's and Mississippi Power's statements of income and these changes could be material.
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
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC and dismissed Mississippi Power's appeal of the 2012 MPSC CWIP Order (2013 Settlement Agreement). Under the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allows Mississippi Power to secure alternate financing for costs that are not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power intends to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs as approved by the Mississippi PSC. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective following completion of the Mississippi PSC's prudence review of the costs to be securitized.
The 2013 Settlement Agreement provides that Mississippi Power may terminate the 2013 Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the 2013 Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the 2013 Settlement Agreement. Mississippi Power continues to work with the Mississippi PSC and the Mississippi Public Utilities Staff to implement the requirements of the 2013 Settlement Agreement.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in January 2013, Mississippi Power filed a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013.
In March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014. For year-to-date 2014, $74.3 million has been collected, with $11.1 million recognized in retail revenues in Southern Company's and Mississippi Power's Condensed Statements of Income herein and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Southern Company's and Mississippi Power's Condensed Balance Sheets herein. Since March 2013, $172.4 million has been collected, with $21.3 million recognized in retail revenues in Southern Company's and Mississippi Power's Condensed Statements of Income herein, and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Southern Company's and Mississippi Power's Condensed Balance Sheets herein.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The revenue requirements set forth in the Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the American Taxpayer Relief Act of 2012 (ATRA), which currently requires that assets be placed in service in 2014. While Mississippi Power currently expects to place the combined cycle and the associated common facilities portion of the Kemper IGCC in service in the summer of 2014, extension of the in-service date for the remainder of the Kemper IGCC beyond 2014 results in the loss of tax benefits related to bonus depreciation under current law. The estimated value to retail customers of the bonus depreciation tax benefits not associated with the combined cycle and the associated common facilities portion of the Kemper IGCC is approximately $130 million to $160 million. See "Investment Tax Credits and Bonus Depreciation" herein for additional information regarding bonus depreciation.
Mississippi Power plans to further revise the Seven-Year Rate Plan to reflect changes including the revised in-service date, the change in expected benefits relating to tax credits, various other revenue requirement items, and other tax matters, including bonus depreciation, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. The impact of these revisions for the average annual retail revenue requirement is estimated to be an increase of approximately $50 million through 2020. The revision of the Seven-Year Rate Plan is also expected to reflect rate mitigation options identified by Mississippi Power that, if approved by the Mississippi PSC, would result in no change to the total customer rate impacts contemplated in the original Seven-Year Rate Plan.
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
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the Mississippi Public Utilities Staff. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Investment Tax Credits and Bonus Depreciation
The IRS allocated $133 million (Phase I) and $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. In May 2013, the IRS notified Mississippi Power that no additional tax credits under the Internal Revenue Code Section 48A Phase III were allocated to the Kemper IGCC. As a result of the schedule extension for the Kemper IGCC, the Phase I credits have been recaptured. Through June 30, 2014, Mississippi Power had recorded tax benefits totaling $276.4 million for the remaining Phase II credits, which will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
In January 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which is currently expected to apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC. The estimated cash flow benefit of approximately $120 million is dependent upon placing the assets in service in 2014. See "Rate Recovery of Kemper IGCC Costs – Seven-Year Rate Plan" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
Sierra Club Settlement Agreement
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw.
Under the Sierra Club Settlement Agreement, Mississippi Power agreed to, among other things, fund a $15 million grant payable over a five-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See "Retail Regulatory Matters – Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.

(C)	FAIR VALUE MEASUREMENTS
As of June 30, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of June 30, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$40	$—	$40
Nuclear decommissioning trusts(a)	651	877	2	1,530
Cash equivalents	321	—	—	321
Other investments	9	—	4	13
Total	$981	$917	$6	$1,904
Liabilities:
Energy-related derivatives	$—	$36	$—	$36

Alabama Power
Assets:
Energy-related derivatives	$—	$14	$—	$14
Nuclear decommissioning trusts(b)
Domestic equity	408	81	—	489
Foreign equity	36	68	—	104
U.S. Treasury and government agency securities	—	33	—	33
Corporate bonds	—	95	—	95
Mortgage and asset backed securities	—	20	—	20
Other	—	5	2	7
Total	$444	$316	$2	$762
Liabilities:
Energy-related derivatives	$—	$5	$—	$5

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using
As of June 30, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$7	$—	$7
Nuclear decommissioning trusts(b) (c)
Domestic equity	194	1	—	195
Foreign equity	—	138	—	138
U.S. Treasury and government agency securities	—	132	—	132
Municipal bonds	—	34	—	34
Corporate bonds	—	157	—	157
Mortgage and asset backed securities	—	108	—	108
Other	13	5	—	18
Total	$207	$582	$—	$789
Liabilities:
Energy-related derivatives	$—	$15	$—	$15

Gulf Power
Assets:
Energy-related derivatives	$—	$12	$—	$12
Cash equivalents	18	—	—	18
Total	$18	$12	$—	$30
Liabilities:
Energy-related derivatives	$—	$11	$—	$11

Mississippi Power
Assets:
Energy-related derivatives	$—	$7	$—	$7
Cash equivalents	205	—	—	205
Total	$205	$7	$—	$212
Liabilities:
Energy-related derivatives	$—	$5	$—	$5

Southern Power
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.

(c)
Includes the investment securities pledged to creditors and cash collateral received and excludes payables related to the securities lending program. As of June 30, 2014, approximately $49 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan and pledged to creditors under the funds' managers' securities lending program.

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
For fair value measurements of investments within the nuclear decommissioning trusts, specifically the fixed income assets using significant other observable inputs and unobservable inputs, the primary valuation technique used is the market approach. External pricing vendors are designated for each of the asset classes in the nuclear decommissioning trusts with each security discriminately assigned a primary pricing source, based on similar characteristics. A market price secured from the primary source vendor is then evaluated by management in its valuation of the assets within the trusts. As a general approach, market pricing vendors gather market data (including indices and market research reports) and integrate relative credit information, observed market movements, and sector news into proprietary pricing models, pricing systems, and mathematical tools. Dealer quotes and other market information including live trading levels and pricing analysts' judgment are also obtained when available. Investments in private equity and real estate within the nuclear decommissioning trusts are generally classified as Level 3, as the underlying assets typically do not have observable inputs. The fund manager values these assets using various inputs and techniques depending on the nature of the underlying investments. The fair value of partnerships is determined by aggregating the value of the underlying assets.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of June 30, 2014, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of June 30, 2014:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Foreign equity funds	$138	None	Monthly	5 days
Equity - commingled funds	68	None	Daily/Monthly	Daily/7 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	13	None	Daily	Not applicable
Trust-owned life insurance	114	None	Daily	15 days
Cash equivalents:
Money market funds	321	None	Daily	Not applicable
Alabama Power
Nuclear decommissioning trusts:
Equity - commingled funds	$68	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	114	None	Daily	15 days
Georgia Power
Nuclear decommissioning trusts:
Foreign equity funds	$138	None	Monthly	5 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	13	None	Daily	Not applicable
Gulf Power
Cash equivalents:
Money market funds	$18	None	Daily	Not applicable
Mississippi Power
Cash equivalents:
Money market funds	$205	None	Daily	Not applicable
Southern Power
Cash equivalents:
Money market funds	$17	None	Daily	Not applicable
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
The commingled funds in Georgia Power's nuclear decommissioning trusts are invested primarily in a diversified portfolio, including, but not limited to, commercial paper, notes, repurchase agreements, and other evidences of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

indebtedness with a maturity not exceeding 13 months from the date of purchase. The commingled funds will, however, generally maintain a dollar-weighted average portfolio maturity of 90 days or less. The assets may be longer term investment grade fixed income obligations with maturity shortening provisions. The primary objective for the commingled funds is a high level of current income consistent with stability of principal and liquidity. Included in commingled funds as of June 30, 2014 is $5 million representing the investment of cash collateral received under the Funds' managers' securities lending program that can only be sold upon the return of the loaned securities. The money market fund within Georgia Power's nuclear decommissioning trusts represents the short-term investment of the trusts' excess cash with the goal of providing the highest possible level of income while preserving capital and maintaining liquidity. The fund's positions are in high-quality, short-term, liquid money market instruments including, but not limited to, commercial paper, floating and variable rate demand notes, debt securities issued or guaranteed by the U.S. government and its agencies, time deposits, repurchase agreements, municipal obligations, and other high-quality, short-term debt securities. The fund maintains a dollar-weighted average maturity of 60 days or less and is regulated by, and subject to, the money market regulatory requirements set by the SEC. Redemptions are available on a same day basis up to the full amount of the investment in the fund. See Note 1 to the financial statements of Southern Company and Georgia Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
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
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and six months ended June 30, 2014, the change in fair value of the funds, including reinvested interest and dividends reduced by the funds' expenses, increased by $56 million and $83 million, respectively, at Southern Company. Alabama Power recorded an increase in fair value of $31 million and $47 million, respectively, as an increase in regulatory liabilities. Georgia Power recorded an increase in fair value of $25 million and $36 million, respectively, as a reduction of its regulatory asset related to its asset retirement obligations.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of June 30, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$22,542	$23,883
Alabama Power	$6,229	$6,800
Georgia Power	$9,557	$10,112
Gulf Power	$1,246	$1,306
Mississippi Power	$2,577	$2,571
Southern Power	$1,629	$1,752
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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(in millions)
As reported shares	895	874	892	872
Effect of options and performance share award units	4	5	4	5
Diluted shares	899	879	896	877
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were 8 million and 17 million for the three and six months ended June 30, 2014, respectively, and were immaterial for the three and six months ended June 30, 2013.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries	Total Stockholders' Equity
	Issued	Treasury
	(in thousands)			(in millions)
Balance at December 31, 2013	892,733	(5,647)	$19,008	$756	$19,764
Net income after dividends on preferred and preference stock	—	—	962	—	962
Other comprehensive income (loss)	—	—	4	—	4
Treasury stock re-issued	—	4,739	216	—	216
Stock issued	3,898	—	161	—	161
Stock repurchased, at cost	—	—	(5)	—	(5)
Cash dividends on common stock	—	—	(920)	—	(920)
Other	—	(27)	—	—	—
Balance at June 30, 2014	896,631	(935)	$19,426	$756	$20,182

Balance at December 31, 2012	877,803	(10,035)	$18,297	$707	$19,004
Net income after dividends on preferred and preference stock	—	—	378	—	378
Other comprehensive income (loss)	—	—	9	—	9
Stock issued	6,144	—	244	49	293
Stock repurchased, at cost	—	—	(18)	—	(18)
Cash dividends on common stock	—	—	(870)	—	(870)
Other	—	(9)	—	—	—
Balance at June 30, 2013	883,947	(10,044)	$18,040	$756	$18,796

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(E)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional operating companies' variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds requiring liquidity support as of June 30, 2014 was approximately $1.7 billion. In addition, at June 30, 2014, the traditional operating companies had $495 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
The following table outlines the committed credit arrangements by company as of June 30, 2014:

	Expires							Executable Term Loans		Due Within One Year
Company	2014	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	163	110	—	—	1,030	1,303	1,303	53	—	53	185
Georgia Power	—	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	60	165	30	—	275	275	50	—	50	30
Mississippi Power	40	95	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	499	—	—	—	—
Other	—	70	—	—	—	70	70	20	—	20	25
Total	$223	$335	$480	$30	$4,130	$5,198	$5,183	$148	$40	$188	$310
Southern Company and its subsidiaries expect to renew their credit arrangements as needed, prior to expiration.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first six months of 2014:

Company(a)	Senior Note Maturities	Revenue Bond Issuances and Remarketings of Purchased Bonds(b)	Revenue Bond Redemptions	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions(c)
	(in millions)
Southern Company	$350	$—	$—	$—	$—
Georgia Power	—	—	37	1,000	3
Gulf Power	—	42	29	—	—
Mississippi Power	—	—	—	482	1
Southern Power	—	—	—	10	1
Other	—	—	—	—	10
Elimination(d)	—	—	—	(220)	—
Total	$350	$42	$66	$1,272	$15

(a)	Alabama Power did not issue or redeem any long-term debt during the first six months of 2014.

(b)	Includes remarketing by Gulf Power of $13 million aggregate principal amount of revenue bonds previously purchased and held by Gulf Power since December 2013.

(c)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(d)	Intercompany loan from Southern Company to Mississippi Power eliminated in Southern Company's Condensed Consolidated Financial Statements.
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
The FFB Note Purchase Agreement and the FFB Promissory Note provide for a multi-advance term loan facility (FFB Credit Facility), under which Georgia Power may make term loan borrowings through the FFB. On February 20, 2014, Georgia Power made initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion. Georgia Power's reimbursement obligations to the DOE are secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to February 20, 2044 (the final maturity date) and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to February 20, 2029, and is expected to be reset from time to time thereafter through the final maturity date. In connection with its entry into the Loan Guarantee Agreement, the FFB Note Purchase Agreement, and the FFB Promissory Note, Georgia Power incurred issuance costs of approximately $66 million, which will be amortized over the life of the borrowings under the FFB Credit Facility.
See Note 6 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under "DOE Loan Guarantee Borrowings" for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Gulf Power
In April 2014, Gulf Power executed a loan agreement with Mississippi Business Finance Corporation (MBFC) related to MBFC's issuance of $29.075 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, First Series 2014 (Gulf Power Company Project) due April 1, 2044 for the benefit of Gulf Power. The proceeds were used to redeem $29.075 million aggregate principal amount of MBFC Pollution Control Revenue Refunding Bonds, Series 2003 (Gulf Power Company Project).
In June 2014, Gulf Power reoffered to the public $13 million aggregate principal amount of MBFC Solid Waste Disposal Facilities Revenue Refunding Bonds, Series 2012 (Gulf Power Company Project), which had been previously purchased and held by Gulf Power since December 2013.
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
As reflected in the table above in "Other Long-Term Debt Issuances," in May 2014, Mississippi Power issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Mississippi Power's construction program.
Also in May 2014, the MBFC issued $12.3 million aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of Mississippi Power and proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. Any future issuances of the Series 2013A bonds will be used for this same purpose.
Southern Power
During the six months ended June 30, 2014, Southern Power prepaid $0.8 million of long-term debt to TRE and issued $3.8 million due April 30, 2034, $5.3 million due May 31, 2034, and an additional $0.8 million due April 30, 2033 under promissory notes payable to TRE related to the financing of Adobe, Macho Springs, and Campo Verde Solar, LLC, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended June 30, 2014
Service cost	$54	$12	$15	$1	$2
Interest cost	108	26	38	5	5
Expected return on plan assets	(162)	(42)	(56)	(7)	(7)
Amortization:
Prior service costs	7	2	2	1	1
Net (gain)/loss	27	8	10	1	1
Net cost	$34	$6	$9	$1	$2
Six Months Ended June 30, 2014
Service cost	$107	$24	$31	$4	$5
Interest cost	217	52	76	10	10
Expected return on plan assets	(323)	(84)	(113)	(14)	(14)
Amortization:
Prior service costs	13	3	5	1	1
Net (gain)/loss	55	16	20	2	2
Net cost	$69	$11	$19	$3	$4
Three Months Ended June 30, 2013
Service cost	$58	$14	$18	$2	$2
Interest cost	97	23	35	5	4
Expected return on plan assets	(150)	(39)	(53)	(7)	(6)
Amortization:
Prior service costs	6	1	2	1	—
Net (gain)/loss	50	13	18	2	3
Net cost	$61	$12	$20	$3	$3
Six Months Ended June 30, 2013
Service cost	$116	$27	$35	$5	$5
Interest cost	194	46	69	9	9
Expected return on plan assets	(301)	(78)	(106)	(13)	(13)
Amortization:
Prior service costs	13	3	5	1	—
Net (gain)/loss	100	26	37	4	5
Net cost	$122	$24	$40	$6	$6

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended June 30, 2014
Service cost	$6	$2	$1	$1	$1
Interest cost	20	5	9	1	1
Expected return on plan assets	(15)	(7)	(7)	(1)	(1)
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	—	—	1	—	—
Net cost	$12	$1	$4	$1	$1
Six Months Ended June 30, 2014
Service cost	$11	$3	$3	$1	$1
Interest cost	40	10	17	2	2
Expected return on plan assets	(30)	(13)	(13)	(1)	(1)
Amortization:
Prior service costs	2	2	—	—	—
Net (gain)/loss	1	—	1	—	—
Net cost	$24	$2	$8	$2	$2
Three Months Ended June 30, 2013
Service cost	$6	$1	$1	$1	$1
Interest cost	18	4	8	—	1
Expected return on plan assets	(14)	(6)	(6)	—	(1)
Amortization:
Transition obligation	1	—	1	—	—
Prior service costs	1	1	—	—	—
Net (gain)/loss	3	1	2	—	—
Net cost	$15	$1	$6	$1	$1
Six Months Ended June 30, 2013
Service cost	$12	$3	$3	$1	$1
Interest cost	37	9	16	1	2
Expected return on plan assets	(28)	(12)	(12)	—	(1)
Amortization:
Transition obligation	2	—	2	—	—
Prior service costs	2	2	—	—	—
Net (gain)/loss	6	1	4	—	—
Net cost	$31	$3	$13	$2	$2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	EFFECTIVE TAX RATE
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to its employee stock plans' dividend deduction and non-taxable AFUDC equity.
Southern Company's effective tax rate was 33.3% for the six months ended June 30, 2014 compared to 31.4% for the corresponding period in 2013. The increase was primarily due to higher net income, which was partially offset by an increase in non-taxable AFUDC equity, changes in state apportionment, and beneficial changes in certain state income tax laws.
Alabama Power
Alabama Power's effective tax rate was 39.3% for the six months ended June 30, 2014 compared to 39.2% for the corresponding period in 2013.
Georgia Power
Georgia Power's effective tax rate was 37.0% for the six months ended June 30, 2014 compared to 38.2% for the corresponding period in 2013. The decrease was primarily due to recognition in the second quarter 2014 of tax benefits related to emission allowances and state apportionment.
Gulf Power
Gulf Power's effective tax rate was 37.3% for the six months ended June 30, 2014 compared to 37.7% for the corresponding period in 2013.
Mississippi Power
Mississippi Power's effective tax rate was (51.1)% for the six months ended June 30, 2014 compared to (41.0)% for the corresponding period in 2013. The change in the tax benefit was primarily due to a reduced net loss for the current period compared to the corresponding period in 2013 and an increase in non-taxable AFUDC equity related to the construction of the Kemper IGCC.
Southern Power
Southern Power's effective tax rate was 0.3% for the six months ended June 30, 2014 compared to 25.1% for the corresponding period in 2013. The decrease was primarily due to the impact of state apportionment changes which reduced Southern Power's deferred tax liabilities, a change in filing method for North Carolina income tax, an increase in state income tax credits, and beneficial changes in certain state income tax laws.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Energy-Related Derivatives
The traditional operating companies and Southern Power enter into energy-related derivatives to hedge exposures to electricity, gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional operating companies have limited exposure to market volatility in commodity fuel prices and prices of electricity. Each of the traditional operating companies manages fuel-hedging programs, implemented per the guidelines of their respective state PSCs, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. The traditional operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in commodity fuel prices and prices of electricity because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Power has been and may continue to be exposed to market volatility in energy-related commodity prices as a result of sales from its uncontracted generating capacity. Further, the traditional operating companies may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted wholesale generating capacity is used to sell electricity. Gulf Power currently has long-term sales agreements for 100% of its wholesale capacity through 2015 and 57% through 2018.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At June 30, 2014, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company	250	2018	2017
Alabama Power	63	2017	—
Georgia Power	50	2017	—
Gulf Power	85	2018	—
Mississippi Power	51	2017	—
Southern Power	1	—	2017
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
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending June 30, 2015 are immaterial for all registrants.
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
At June 30, 2014, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) June 30, 2014
	(in millions)				(in millions)
Cash flow hedges of forecasted debt
Alabama Power	$75	3-month LIBOR	3.12%	October 2025	$—
The estimated pre-tax gains (losses) that will be reclassified from accumulated OCI to interest expense for the next 12-month period ending June 30, 2015 are immaterial for all registrants. Southern Company and certain subsidiaries have deferred gains and losses that are expected to be amortized into earnings through 2037.
Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates arising from purchases of equipment denominated in a currency other

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

than U.S. dollars. Derivatives related to a firm commitment in a foreign currency transaction are accounted for as fair value hedges where the derivatives' fair value gains or losses and the hedged items' fair value gains or losses are both recorded directly to earnings. Derivatives related to a forecasted transaction are accounted for as cash flow hedges where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Any ineffectiveness is recorded directly to earnings; however, Mississippi Power has regulatory approval allowing it to defer any ineffectiveness associated with firm commitments related to the Kemper IGCC to a regulatory asset.
At June 30, 2014, there were no foreign currency derivatives outstanding.
Derivative Financial Statement Presentation and Amounts
At June 30, 2014, the fair value of energy-related derivatives was reflected in the balance sheets as follows:

Asset Derivatives at June 30, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$31	$12	$6	$8	$5
Other deferred charges and assets	9	2	1	4	2
Total asset derivatives	$40	$14	$7	$12	$7	N/A

Liability Derivatives at June 30, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities	$19	$2	$11	$4	$2
Other deferred credits and liabilities	17	3	4	7	3
Total liability derivatives	$36	$5	$15	$11	$5	N/A

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
The derivative contracts of Southern Company, the traditional operating companies, and Southern Power are not subject to master netting arrangements or similar agreements and are reported gross on each registrant's financial statements. Some of these energy-related and interest rate derivative contracts contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at June 30, 2014 and December 31,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2013 are presented in the following tables. Interest rate derivatives presented in the tables above do not have amounts available for offset and are therefore excluded from the offsetting disclosure tables below.

Derivative Contracts at June 30, 2014
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$40	$14	$7	$12	$7	$—
Gross amounts not offset in the Balance Sheet (b)	(30)	(5)	(7)	(8)	(4)	—
Net energy-related derivative assets	$10	$9	$—	$4	$3	$—
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$36	$5	$15	$11	$5	$—
Gross amounts not offset in the Balance Sheet (b)	(30)	(5)	(7)	(8)	(4)	—
Net energy-related derivative liabilities	$6	$—	$8	$3	$1	$—
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At June 30, 2014 and December 31, 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at June 30, 2014
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(19)	$(2)	$(11)	$(4)	$(2)
Other regulatory assets, deferred	(17)	(3)	(4)	(7)	(3)
Other regulatory liabilities, current	31	12	6	8	5
Other regulatory liabilities, deferred	9	2	1	4	2
Total energy-related derivative gains (losses)	$4	$9	$(8)	$1	$2

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at December 31, 2013
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(26)	$(3)	$(13)	$(6)	$(4)
Other regulatory assets, deferred	(29)	(5)	(8)	(11)	(6)
Other regulatory liabilities, current	16	5	3	5	3
Other regulatory liabilities, deferred (a)	7	2	2	2	2
Total energy-related derivative gains (losses)	$(32)	$(1)	$(16)	$(10)	$(5)

(a)	Georgia Power includes Other regulatory liabilities, deferred in Other deferred credits and liabilities.
For the three and six months ended June 30, 2014 and 2013, the pre-tax effects of interest rate and foreign currency derivatives designated as fair value hedging instruments on the statements of income were immaterial on a gross basis for all registrants. Furthermore, the pre-tax effects of interest rate derivatives designated as fair value instruments on the statements of income were offset by changes to the carrying value of long-term debt and the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on the statements of income were offset by changes in the fair value of the purchase commitment related to equipment purchases.
For the three and six months ended June 30, 2014 and 2013, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were immaterial for all registrants.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
For the three and six months ended June 30, 2014 and 2013, the pre-tax effects of energy-related and foreign currency derivatives not designated as hedging instruments on the statements of income were immaterial for all registrants.
For Southern Power's energy-related derivatives not designated as hedging instruments, a portion of the pre-tax realized and unrealized gains and losses was associated with hedging fuel price risk of certain PPA customers and had no impact on net income or on fuel expense as presented in Southern Company's and Southern Power's statements of income for the three and six months ended June 30, 2014 and 2013. This third party hedging activity has been discontinued.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2014, the registrants' collateral posted with their derivative counterparties was immaterial.
At June 30, 2014, the fair value of derivative liabilities with contingent features was immaterial for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial and include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
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
On April 17, 2014, Southern Power and TRE, through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Adobe Solar, LLC (Adobe) from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar photovoltaic facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and has the entire output of the plant contracted under a 20-year PPA with Southern California Edison Company. The acquisition is in accordance with Southern Power's overall growth strategy.
Southern Power's acquisition of Adobe included cash consideration of approximately $90.5 million. The outstanding balance of $4.7 million remains to be paid upon completion of certain milestones. As of June 30, 2014, the purchase price was recorded primarily as property, plant, and equipment with $13.4 million recorded in receivables reflecting reimbursable transmission costs; however, the allocation of the purchase price to individual assets has not been finalized. The acquisition did not include any contingent consideration. Acquisition-related costs were expensed as incurred and were not material.
Macho Springs Solar, LLC
On May 22, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs Solar, LLC (Macho Springs) from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and has the entire output of the plant contracted under a 20-year PPA with El Paso Electric Company. The acquisition is in accordance with Southern Power's overall growth strategy.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Southern Power's acquisition of Macho Springs included cash consideration of approximately $130.0 million. As of June 30, 2014, the purchase price was recorded primarily as property, plant, and equipment; however, the allocation of the purchase price to individual assets has not been finalized. The acquisition did not include any contingent consideration. Acquisition-related costs were expensed as incurred and were not material.
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
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $68 million and $140 million for the three and six months ended June 30, 2014, respectively, and $89 million and $167 million for the three and six months ended June 30, 2013, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material. Financial data for business segments and products and services for the three and six months ended June 30, 2014 and 2013 was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2014:
Operating revenues	$4,209	$329	$(84)	$4,454	$39	$(26)	$4,467
Segment net income (loss)(a)	580	31	—	611	2	(2)	611
Six Months Ended June 30, 2014:
Operating revenues	$8,587	$680	$(186)	$9,081	$80	$(50)	$9,111
Segment net income (loss)(a)(c)	899	64	—	963	2	(3)	962
Total assets at June 30, 2014	$61,210	$4,605	$(132)	$65,683	$1,356	$(639)	$66,400
Three Months Ended June 30, 2013:
Operating revenues	$4,018	$307	$(95)	$4,230	$38	$(22)	$4,246
Segment net income (loss)(a)(b)	268	28	—	296	4	(3)	297
Six Months Ended June 30, 2013:
Operating revenues	$7,687	$610	$(181)	$8,116	$73	$(46)	$8,143
Segment net income (loss)(a)(c)	334	57	—	391	(12)	(1)	378
Total assets at December 31, 2013	$59,447	$4,429	$(101)	$63,775	$1,077	$(306)	$64,546
(a) After dividends on preferred and preference stock of subsidiaries.
(b) Segment net income (loss) for the traditional operating companies for the three months ended June 30, 2013 includes a $450.0 million pre-tax charge ($277.9 million after tax) for an estimated probable loss on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.
(c) Segment net income (loss) for the traditional operating companies for the six months ended June 30, 2014 and June 30, 2013 includes $380.0 million in pre-tax charges ($234.7 million after tax) and $990.0 million in pre-tax charges ($611.3 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2014	$3,770	$515	$169	$4,454
Three Months Ended June 30, 2013	3,620	454	156	4,230

Six Months Ended June 30, 2014	$7,628	$1,119	$334	$9,081
Six Months Ended June 30, 2013	6,918	886	312	8,116

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

(10) Material Contracts

Gulf Power

#	(d)1	-	Separation and Release Agreement between P. Bernard Jacob and Gulf Power effective May 2, 2014.

(24) Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

	(b)2	-	Power of Attorney for Mark A. Crosswhite. (Designated in the Form 10-Q for the quarter ended March 31, 2014, File No. 1-3164 as Exhibit 24(b)2 and incorporated herein by reference.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Gulf Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 001-31737 as Exhibit 24(d)(1) and incorporated herein by reference.)

Mississippi Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Southern Power

(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2013, File No. 333-98553 as Exhibit 24(f) and incorporated herein by reference.)

(31) Section 302 Certifications

Southern Company

(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Alabama Power

(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)1	-	Certificate of Gulf Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d)2	-	Certificate of Gulf Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)1	-	Certificate of Southern Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f)2	-	Certificate of Southern Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(f)	-	Certificate of Southern Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL Related Documents

INS	-	XBRL Instance Document
SCH	-	XBRL Taxonomy Extension Schema Document
CAL	-	XBRL Taxonomy Calculation Linkbase Document
DEF	-	XBRL Definition Linkbase Document
LAB	-	XBRL Taxonomy Label Linkbase Document
PRE	-	XBRL Taxonomy Presentation Linkbase Document

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
Date: August 7, 2014

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
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 7, 2014

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
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	W. Ron Hinson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 7, 2014

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
Date: August 7, 2014

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
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Moses H. Feagin
Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 7, 2014

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
Date: August 7, 2014