Form 10-Q
period 2014-09-30
SOUTHERN CO; SOUTHERN POWER CO; MISSISSIPPI POWER CO; GULF POWER CO; GEORGIA POWER CO; ALABAMA POWER CO
filed 2014-11-06
CIK 92122, 1160661, 66904, 44545, 41091, 3153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2014
The Southern Company	Par Value $5 Per Share	899,812,716
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Gulf Power Company	Without Par Value	5,442,717
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Southern Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

		Page Number
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	189
Item 1A.	Risk Factors	189
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	189
	Signatures	192

DEFINITIONS

Term	Meaning

2012 MPSC CPCN Order
A detailed order issued by the Mississippi PSC in April 2012 confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper IGCC

2013 ARP	Alternative Rate Plan approved by the Georgia PSC for Georgia Power for the years 2014 through 2016
AFUDC	Allowance for Funds Used During Construction
Alabama Power	Alabama Power Company
ASC	Accounting Standards Codification
Baseload Act	State of Mississippi legislation designed to enhance the Mississippi PSC's authority to facilitate development and construction of baseload generation in the State of Mississippi
Chancery Court	Chancery Court of Harrison County, Mississippi
Clean Air Act	Clean Air Act Amendments of 1990
Contractor	Westinghouse and Stone & Webster, Inc.
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CWIP	Construction work in progress
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's Environmental Compliance Overview Plan
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Southern Power for the year ended December 31, 2013
GAAP	Generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Gulf Power	Gulf Power Company
IGCC	Integrated coal gasification combined cycle
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
ITCs	Investment tax credits
Kemper IGCC	IGCC facility under construction in Kemper County, Mississippi
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal unit
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
NCCR	Nuclear Construction Cost Recovery
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income

DEFINITIONS
(continued)

Term	Meaning

PEP	Mississippi Power's Performance Evaluation Plan
Plant Vogtle Units 3 and 4	Two new nuclear generating units under construction at Plant Vogtle
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
Vogtle Owners
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning retail rates, the strategic goals for the wholesale business, economic recovery, fuel and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, access to sources of capital, projections for the qualified pension plan, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates of construction projects, plans and estimated costs for new generation resources, filings with state and federal regulatory authorities, impact of the American Taxpayer Relief Act of 2012, estimated sales and purchases under power sale and purchase agreements, and estimated construction and other capital expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, environmental laws including regulation of water, coal combustion residuals, and emissions of sulfur, nitrogen, CO2, soot, particulate matter, hazardous air pollutants, including mercury, and other substances, and also changes in tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
current and future litigation, regulatory investigations, proceedings, or inquiries, including pending EPA civil actions against certain Southern Company subsidiaries, FERC matters, and IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate;

•
variations in demand for electricity, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation measures, including from the development and deployment of alternative energy sources such as self-generation and distributed generation technologies, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of fuels;

•	effects of inflation;

•
ability to control costs and avoid cost overruns during the development and construction of facilities, which include the development and construction of generating facilities with designs that have not been finalized or previously constructed, including changes in labor costs and productivity factors, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, including specialized operator training, unforeseen engineering or design problems, delays associated with start-up activities (including major equipment failure and system integration), and/or operations;

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

•
legal proceedings and regulatory approvals and actions related to Plant Vogtle Units 3 and 4, including Georgia PSC approvals and NRC actions and related legal proceedings involving the commercial parties;

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)

•
the outcome of any legal or regulatory proceedings regarding any settlement agreement between Mississippi Power and the Mississippi PSC, the March 2013 rate order approving retail rate increases consistent with the terms of any settlement agreement, or the Baseload Act;

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

•	the ability of Southern Company's subsidiaries to obtain additional generating capacity at competitive prices;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid or operation of generating resources;

•	the effect of accounting pronouncements issued periodically by standard setting bodies; and

•	other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by the registrants from time to time with the SEC.
The registrants expressly disclaim any obligation to update any forward-looking statements.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$4,558	$4,319	$12,186	$11,237
Wholesale revenues	600	520	1,719	1,406
Other electric revenues	169	166	503	477
Other revenues	12	12	42	40
Total operating revenues	5,339	5,017	14,450	13,160
Operating Expenses:
Fuel	1,656	1,580	4,765	4,216
Purchased power	194	145	514	367
Other operations and maintenance	1,021	928	3,026	2,849
Depreciation and amortization	514	480	1,515	1,422
Taxes other than income taxes	258	243	751	710
Estimated loss on Kemper IGCC	418	150	798	1,140
Total operating expenses	4,061	3,526	11,369	10,704
Operating Income	1,278	1,491	3,081	2,456
Other Income and (Expense):
Allowance for equity funds used during construction	63	53	182	139
Interest expense, net of amounts capitalized	(207)	(202)	(623)	(628)
Other income (expense), net	(7)	(5)	(20)	(31)
Total other income and (expense)	(151)	(154)	(461)	(520)
Earnings Before Income Taxes	1,127	1,337	2,620	1,936
Income taxes	392	468	889	657
Consolidated Net Income	735	869	1,731	1,279
Dividends on Preferred and Preference Stock of Subsidiaries	17	17	51	49
Consolidated Net Income After Dividends on Preferred and Preference Stock of Subsidiaries	$718	$852	$1,680	$1,230
Common Stock Data:
Earnings per share (EPS) -
Basic EPS	$0.80	$0.97	$1.88	$1.41
Diluted EPS	$0.80	$0.97	$1.87	$1.40
Average number of shares of common stock outstanding (in millions)
Basic	898	878	894	874
Diluted	902	881	898	879
Cash dividends paid per share of common stock	$0.5250	$0.5075	$1.5575	$1.5050
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Consolidated Net Income	$735	$869	$1,731	$1,279
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $2 and $5, respectively	1	1	4	7
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $2 and $3, respectively	1	1	2	4
Total other comprehensive income (loss)	2	2	6	11
Dividends on preferred and preference stock of subsidiaries	(17)	(17)	(51)	(49)
Comprehensive Income	$720	$854	$1,686	$1,241
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in millions)
Operating Activities:
Consolidated net income	$1,731	$1,279
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,798	1,725
Deferred income taxes	330	263
Allowance for equity funds used during construction	(182)	(139)
Stock based compensation expense	51	48
Estimated loss on Kemper IGCC	798	1,140
Other, net	(74)	76
Changes in certain current assets and liabilities —
-Receivables	(640)	(407)
-Fossil fuel stock	522	471
-Materials and supplies	(45)	33
-Other current assets	(29)	(1)
-Accounts payable	(92)	(140)
-Accrued taxes	403	268
-Accrued compensation	96	(198)
-Other current liabilities	20	(7)
Net cash provided from operating activities	4,687	4,411
Investing Activities:
Property additions	(3,903)	(3,978)
Investment in restricted cash	(11)	(169)
Distribution of restricted cash	37	94
Nuclear decommissioning trust fund purchases	(635)	(744)
Nuclear decommissioning trust fund sales	633	742
Cost of removal, net of salvage	(106)	(90)
Prepaid long-term service agreement	(145)	(79)
Other investing activities	(27)	122
Net cash used for investing activities	(4,157)	(4,102)
Financing Activities:
Decrease in notes payable, net	(1,117)	(70)
Proceeds —
Long-term debt issuances	2,715	2,421
Interest-bearing refundable deposit	75	—
Preference stock	—	50
Common stock issuances	484	479
Redemptions —
Long-term debt	(437)	(1,767)
Common stock repurchased	(5)	(19)
Payment of common stock dividends	(1,391)	(1,314)
Payment of dividends on preferred and preference stock of subsidiaries	(51)	(49)
Other financing activities	(48)	14
Net cash provided from (used for) financing activities	225	(255)
Net Change in Cash and Cash Equivalents	755	54
Cash and Cash Equivalents at Beginning of Period	659	628
Cash and Cash Equivalents at End of Period	$1,414	$682
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $80 and $67 capitalized for 2014 and 2013, respectively)	$560	$564
Income taxes, net	263	149
Noncash transactions — accrued property additions at end of period	415	539
Noncash transactions — capital lease obligation	—	83
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$1,414	$659
Receivables —
Customer accounts receivable	1,439	1,027
Unbilled revenues	476	448
Under recovered regulatory clause revenues	104	58
Other accounts and notes receivable	259	304
Accumulated provision for uncollectible accounts	(20)	(18)
Fossil fuel stock, at average cost	817	1,339
Materials and supplies, at average cost	1,018	959
Vacation pay	170	171
Prepaid expenses	387	489
Other regulatory assets, current	147	124
Other current assets	47	39
Total current assets	6,258	5,599
Property, Plant, and Equipment:
In service	68,545	66,021
Less accumulated depreciation	23,846	23,059
Plant in service, net of depreciation	44,699	42,962
Other utility plant, net	218	240
Nuclear fuel, at amortized cost	840	855
Construction work in progress	7,410	7,151
Total property, plant, and equipment	53,167	51,208
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,510	1,465
Leveraged leases	680	665
Miscellaneous property and investments	245	218
Total other property and investments	2,435	2,348
Deferred Charges and Other Assets:
Deferred charges related to income taxes	1,488	1,432
Prepaid pension costs	438	419
Unamortized debt issuance expense	206	139
Unamortized loss on reacquired debt	274	293
Other regulatory assets, deferred	2,624	2,557
Other deferred charges and assets	764	551
Total deferred charges and other assets	5,794	5,391
Total Assets	$67,654	$64,546
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$2,398	$469
Interest-bearing refundable deposit	225	150
Notes payable	361	1,482
Accounts payable	1,381	1,376
Customer deposits	386	380
Accrued taxes —
Accrued income taxes	238	13
Other accrued taxes	558	456
Accrued interest	270	251
Accrued vacation pay	213	217
Accrued compensation	423	303
Other regulatory liabilities, current	84	92
Other current liabilities	353	347
Total current liabilities	6,890	5,536
Long-term Debt	21,699	21,344
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,817	10,563
Deferred credits related to income taxes	191	202
Accumulated deferred investment tax credits	1,006	966
Employee benefit obligations	1,474	1,461
Asset retirement obligations	2,133	2,006
Other cost of removal obligations	1,341	1,270
Other regulatory liabilities, deferred	566	475
Other deferred credits and liabilities	549	584
Total deferred credits and other liabilities	18,077	17,527
Total Liabilities	46,666	44,407
Redeemable Preferred Stock of Subsidiaries	375	375
Stockholders' Equity:
Common Stockholders' Equity:
Common stock, par value $5 per share —
Authorized — 1.5 billion shares
Issued — September 30, 2014: 901 million shares
— December 31, 2013: 893 million shares
Treasury — September 30, 2014: 0.7 million shares
— December 31, 2013: 5.7 million shares
Par value	4,500	4,461
Paid-in capital	5,652	5,362
Treasury, at cost	(25)	(250)
Retained earnings	9,800	9,510
Accumulated other comprehensive loss	(70)	(75)
Total Common Stockholders' Equity	19,857	19,008
Preferred and Preference Stock of Subsidiaries	756	756
Total Stockholders' Equity	20,613	19,764
Total Liabilities and Stockholders' Equity	$67,654	$64,546
The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
AND
YEAR-TO-DATE 2014 vs. YEAR-TO-DATE 2013

OVERVIEW
Southern Company is a holding company that owns all of the common stock of the traditional operating companies – Alabama Power, Georgia Power, Gulf Power, and Mississippi Power – and Southern Power and other direct and indirect subsidiaries. Discussion of the results of operations is focused on the Southern Company system's primary business of electricity sales by the traditional operating companies and Southern Power. The four traditional operating companies are vertically integrated utilities providing electric service in four Southeastern states. Southern Power constructs, acquires, owns, and manages generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company's other business activities include investments in leveraged lease projects and telecommunications. For additional information on these businesses, see BUSINESS – "The Southern Company System – Traditional Operating Companies," "Southern Power," and "Other Businesses" in Item 1 of the Form 10-K.
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
Southern Company continues to focus on several key performance indicators. These indicators include customer satisfaction, plant availability, system reliability, execution of major construction projects, and earnings per share. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Southern Company in Item 7 of the Form 10-K. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for information regarding revisions to the cost estimate for the Kemper IGCC that have negatively impacted Southern Company's earnings per share, one of its key performance indicators, for 2014, as compared to the target.
RESULTS OF OPERATIONS
Net Income

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(134)	(15.7)	$450	36.6
Southern Company's third quarter 2014 net income after dividends on preferred and preference stock of subsidiaries was $718 million ($0.80 per share) compared to $852 million ($0.97 per share) for the third quarter 2013. The decrease was primarily the result of a $418 million pre-tax charge ($258 million after tax) recorded in the third quarter 2014 compared to a $150 million pre-tax charge ($93 million after tax) recorded in the third quarter 2013 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC, as well as increases in non-fuel operations and maintenance expenses. The decrease was partially offset by an increase in revenues due to retail base rate increases and warmer weather in the third quarter 2014 as compared to the corresponding period in 2013.
Southern Company's year-to-date 2014 net income after dividends on preferred and preference stock of subsidiaries was $1.7 billion ($1.88 per share) compared to $1.2 billion ($1.41 per share) for the corresponding period in 2013. The increase was primarily the result of $798 million in pre-tax charges ($493 million after tax) recorded year-to-

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

date 2014 compared to $1.1 billion in pre-tax charges ($704 million after tax) recorded year-to-date 2013 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC. The increase was also related to an increase in revenues due to retail base rate increases as well as colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013, partially offset by increases in non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$239	5.5	$949	8.4
In the third quarter 2014, retail revenues were $4.6 billion compared to $4.3 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $12.2 billion compared to $11.2 billion for the corresponding period in 2013.
Details of the changes in retail revenues were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$4,319		$11,237
Estimated change resulting from –
Rates and pricing	89	2.1	242	2.1
Sales growth	9	0.2	29	0.3
Weather	87	2.0	238	2.1
Fuel and other cost recovery	54	1.2	440	3.9
Retail – current year	$4,558	5.5%	$12,186	8.4%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to retail rate increases at all of the traditional operating companies. The increases in revenues at Georgia Power were primarily due to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff as well as higher contributions from market-driven rates from commercial and industrial customers. Also contributing to the increases were increased revenues at Alabama Power associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets and increased revenues at Gulf Power primarily resulting from the retail base rate increase effective January 2014, as approved by the Florida PSC. In addition, the year-to-date 2014 increase also reflects increased revenues at Mississippi Power related to the collection of Kemper IGCC cost recovery revenues, the majority of which were deferred to a regulatory liability, and a PEP base rate increase, which both became effective in March 2013.
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
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Industrial KWH energy sales increased 4.8% in the third quarter and 3.6% for year-to-date 2014 primarily due to increased sales in the primary metals, chemicals, paper, non-manufacturing, transportation, and stone, clay, and glass sectors. Weather-adjusted commercial KWH energy sales decreased 1.1% in the third quarter and 0.5% for year-to-date 2014 primarily due to decreased customer usage, partially offset by

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customer growth. Weather-adjusted residential KWH sales remained relatively flat in the third quarter and for year-to-date 2014 as a result of customer growth offset by decreased customer usage. Household income, one of the primary drivers of residential customer usage, has been flat in 2014.
Fuel and other cost recovery revenues increased $54 million in the third quarter 2014 when compared to the corresponding period in 2013 primarily due to increased energy sales as a result of warmer weather in the third quarter 2014 as compared to the corresponding period in 2013. Fuel and other cost recovery revenues increased $440 million for year-to-date 2014 when compared to the corresponding period in 2013 primarily due to higher natural gas prices and increased energy sales as a result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013.
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
Wholesale Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$80	15.4	$313	22.3
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
In the third quarter 2014, wholesale revenues were $600 million compared to $520 million for the corresponding period in 2013 primarily related to an $82 million increase in energy revenues. The increase in energy revenues was primarily related to new solar PPAs and requirements contracts and increased revenue under existing contracts primarily at Southern Power, as well as an increase in KWH sales resulting from utilization of the Southern Company system's lower cost generation.
For year-to-date 2014, wholesale revenues were $1.7 billion compared to $1.4 billion for the corresponding period in 2013, reflecting a $303 million increase in energy revenues and a $10 million increase in capacity revenues. The increase in energy revenues was primarily related to increased revenue under existing contracts as well as new solar PPAs and requirements contracts primarily at Southern Power, increased demand resulting from colder weather in the first quarter 2014 compared to the corresponding period in 2013, and an increase in the average cost of natural gas. The increase in capacity revenues was primarily due to wholesale base rate increases at Mississippi Power, partially offset by a decrease in capacity revenues at Southern Power.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Electric Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$3	1.8	$26	5.5
For year-to-date 2014, other electric revenues were $503 million compared to $477 million for the corresponding period in 2013. The increase was primarily due to a $19 million increase in open access transmission tariff revenues at Alabama Power and Georgia Power and a $6 million increase in solar application fee revenue at Georgia Power.
Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$76	4.8	$549	13.0
Purchased power	49	33.8	147	40.1
Total fuel and purchased power expenses	$125		$696
In the third quarter 2014, total fuel and purchased power expenses were $1.9 billion compared to $1.7 billion for the corresponding period in 2013. The increase was primarily the result of a $139 million increase in the volume of KWHs generated primarily due to increased demand resulting from warmer weather in the third quarter 2014 compared to the corresponding period in 2013, a $41 million increase in the average cost of purchased power, and a $16 million increase in the volume of KWHs purchased, partially offset by a $71 million decrease in the average cost of fuel primarily due to lower coal prices.
For year-to-date 2014, total fuel and purchased power expenses were $5.3 billion compared to $4.6 billion for the corresponding period in 2013. The increase was primarily the result of a $439 million increase in the volume of KWHs generated primarily due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 compared to the corresponding periods in 2013 and a $298 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices. These increases were partially offset by a $41 million decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy.
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2014	Third Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	54	50	147	136
Total purchased power (billions of KWHs)	3	3	9	10
Sources of generation (percent) —
Coal	44	44	45	40
Nuclear	15	16	16	17
Gas	40	37	36	39
Hydro	1	3	3	4
Cost of fuel, generated (cents per net KWH) —
Coal	3.63	4.06	3.87	4.08
Nuclear	0.84	0.87	0.87	0.87
Gas	3.42	3.27	3.77	3.30
Average cost of fuel, generated (cents per net KWH)	3.13	3.24	3.34	3.21
Average cost of purchased power (cents per net KWH)(a)	6.77	5.66	7.60	5.22

(a)	Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2014, fuel expense was $1.7 billion compared to $1.6 billion for the corresponding period in 2013. The increase was primarily due to a 68.3% decrease in the volume of KWHs generated by hydro facilities resulting from less rainfall and a 9.9% increase in the volume of KWHs generated by fossil fuel, partially offset by a 10.6% decrease in the average cost of coal per KWH generated.
For year-to-date 2014, fuel expense was $4.8 billion compared to $4.2 billion for the corresponding period in 2013. The increase was primarily due to a 21.6% increase in the volume of KWHs generated by coal, a 14.2% increase in the average cost of natural gas per KWH generated, and a 31.5% decrease in the volume of KWHs generated by hydro facilities resulting from less rainfall.
Purchased Power
In the third quarter 2014, purchased power expense was $194 million compared to $145 million for the corresponding period in 2013. The increase was primarily due to a 19.6% increase in the average cost per KWH purchased primarily as a result of higher natural gas prices and an 8.3% increase in the volume of KWHs purchased primarily as a result of increased demand from warmer weather in the third quarter 2014 as compared to the corresponding period in 2013.
For year-to-date 2014, purchased power expense was $514 million compared to $367 million for the corresponding period in 2013. The increase was primarily due to a 45.6% increase in the average cost per KWH purchased, partially offset by an 8.3% decrease in the volume of KWHs purchased as the marginal cost of the Southern Company system's generation available was lower than the market cost of available energy primarily due to higher natural gas prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$93	10.0	$177	6.2
In the third quarter 2014, other operations and maintenance expenses were $1.0 billion compared to $928 million for the corresponding period in 2013. The increase was primarily due to a $30 million increase in transmission and distribution costs primarily related to overhead line maintenance, a $29 million increase in scheduled outage and maintenance costs at generation facilities, a $14 million increase in commodity and contract labor costs, a $12 million net increase in employee compensation and benefits including pension costs, and a $6 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand side management programs. The increase in scheduled outage and maintenance costs was partially offset by a $16 million deferral of certain non-nuclear outage expenditures under an accounting order at Alabama Power.
For year-to-date 2014, other operations and maintenance expenses were $3.0 billion compared to $2.8 billion for the corresponding period in 2013. The increase was primarily due to an $80 million increase in scheduled outage and maintenance costs at generation facilities, a $53 million increase in transmission and distribution costs primarily related to overhead line maintenance, a $29 million increase in commodity and contract labor costs, a $15 million net increase in employee compensation and benefits including pension costs, a $10 million increase in customer accounts, service, and sales costs primarily related to customer incentive and demand-side management programs, and a $7 million increase in litigation expense. The increase in scheduled outage and maintenance costs was partially offset by a $57 million deferral of certain non-nuclear outage expenditures under an accounting order at Alabama Power.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Alabama Power – Non-Nuclear Outage Accounting Order" in Item 8 of the Form 10-K for additional information related to non-nuclear outage expenditures. Also see Note (F) to the Condensed Financial Statements herein for additional information related to pension costs.
Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$34	7.1	$93	6.5
In the third quarter 2014, depreciation and amortization was $514 million compared to $480 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $1.5 billion compared to $1.4 billion for the corresponding period in 2013. The increases were primarily due to an increase in plant in service at Southern Power related to the additions of solar facilities in 2013 and 2014 and additional component depreciation at Southern Power as a result of production being greater during the summer months, as well as the completion of amortization of a regulatory liability related to state income tax credits in December 2013 at Georgia Power. Also contributing to the year-to-date increase was an increase in depreciation rates related to environmental assets at Alabama Power. These increases were partially offset by a decrease in depreciation and amortization at Georgia Power, as authorized in the 2013 ARP. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power – Rate CNP" of Southern Company in Item 7 of the Form 10-K for additional information regarding Alabama Power's revision to Rate CNP Environmental. Also see Note (A) to the Condensed Financial Statements under "Depreciation" herein for additional information related to component depreciation at Southern Power.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$15	6.2	$41	5.8
In the third quarter 2014, taxes other than income taxes were $258 million compared to $243 million for the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $751 million compared to $710 million for the corresponding period in 2013. The increases were primarily the result of increases of $7 million and $29 million in municipal franchise fees related to higher retail revenues in 2014 and $5 million and $9 million in payroll taxes primarily related to higher employee benefits in the third quarter and year-to-date 2014, respectively.
Estimated Loss on Kemper IGCC

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$268	N/M	$(342)	(30.0)
N/M – Not meaningful
In the third quarter 2014 and 2013, estimated probable losses on the Kemper IGCC of $418 million and $150 million, respectively, were recorded at Southern Company. For year-to-date 2014 and 2013, estimated probable losses on the Kemper IGCC of $798 million and $1.1 billion, respectively, were recorded at Southern Company. These losses reflect revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of $245 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). See FUTURE EARNINGS POTENTIAL – "Construction Program" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$10	18.9	$43	30.9
In the third quarter 2014, AFUDC equity was $63 million compared to $53 million for the corresponding period in 2013. The increase was primarily related to additional capital expenditures at Alabama Power.
For year-to-date 2014, AFUDC equity was $182 million compared to $139 million for the corresponding period in 2013. The increase was primarily due to an increase in CWIP related to Mississippi Power's Kemper IGCC and additional capital expenditures at Alabama Power. See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net of Amounts Capitalized

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5	2.5	$(5)	(0.8)
In the third quarter 2014, interest expense, net of amounts capitalized was $207 million compared to $202 million in the corresponding period in 2013. The increase was primarily due to a $17 million increase related to a higher amount of outstanding long-term debt, partially offset by a $12 million decrease related to the refinancing of long-term debt at lower rates.
For year-to-date 2014, interest expense, net of amounts capitalized was $623 million compared to $628 million in the corresponding period in 2013. The decrease was primarily due to a $30 million decrease related to the refinancing of long-term debt at lower rates and a $13 million increase in capitalized interest, partially offset by a $34 million increase related to a higher amount of outstanding long-term debt and a $7 million increase in interest expense resulting from the deposit received by Mississippi Power in January 2014 related to SMEPA's pending purchase of an undivided interest in the Kemper IGCC. See Note (E) to the Condensed Financial Statements herein for additional information.
Other Income (Expense), Net

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	N/M	$11	35.5
N/M – Not meaningful
For year-to-date 2014, other income (expense), net was $(20) million compared to $(31) million for the corresponding period in 2013. The decrease in expense was primarily due to a $26 million charge related to the restructuring of a leveraged lease investment in the first quarter 2013, partially offset by a $7 million charge related to a settlement with the Sierra Club at Mississippi Power in 2014. See Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(76)	(16.2)	$232	35.3
In the third quarter 2014, income taxes were $392 million compared to $468 million for the corresponding period in 2013. The decrease was primarily due to higher tax benefits in 2014 related to the estimated probable losses recorded on Mississippi Power's construction of the Kemper IGCC, partially offset by higher pre-tax earnings.
For year-to-date 2014, income taxes were $889 million compared to $657 million for the corresponding period in 2013. The increase was primarily due to higher pre-tax earnings and lower tax benefits in 2014 related to the estimated probable losses recorded on Mississippi Power's construction of the Kemper IGCC.
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
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations," – "PSC Matters – Alabama Power – Environmental Accounting Order," and – "PSC Matters – Georgia Power – Integrated Resource Plans" of Southern Company in Item 7 of the Form 10-K and "PSC Matters – Alabama Power – Environmental Accounting Order" and – "PSC Matters – Georgia Power – Integrated Resource Plan" herein for additional information regarding the plans of Alabama Power and Georgia Power for compliance with environmental statutes and regulations.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama, Florida, Georgia, Mississippi, and North Carolina) to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
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
On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Company in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates or through market-based contracts. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.
PSC Matters
Retail Fuel Cost Recovery
The traditional operating companies each have established fuel cost recovery rates approved by their respective state PSCs. Fuel cost recovery revenues are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's revenues or net income, but will affect cash flow. The traditional operating companies continuously monitor their under or over recovered fuel cost balances. At September 30, 2014, Georgia Power, Gulf Power, and Mississippi Power had total under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $230 million. At December 31, 2013, Gulf Power had under recovered fuel costs included on Southern Company's Condensed Balance Sheet herein of approximately $21 million. The total over recovered fuel balance at Alabama Power included on Southern Company's Condensed Balance Sheet herein was approximately $44 million at September 30, 2014 compared to the total over recovered fuel balance at Alabama Power, Georgia Power, and Mississippi Power at December 31, 2013 of approximately $115 million.
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
Cost of Removal Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Alabama Power" of Southern Company in Item 7 of the Form 10-K regarding the previously approved compliance and pension costs accounting order and non-nuclear outage accounting order.
On November 3, 2014, the Alabama PSC issued an accounting order authorizing Alabama Power to fully amortize the balances in certain regulatory asset accounts, projected to be $120 million at December 31, 2014. This amortization expense will be offset by the amortization of up to $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances to be fully amortized as of December 31, 2014 represent costs deferred under the compliance and pension cost accounting order as well as the non-nuclear outage accounting order, which were approved by the Alabama PSC in November 2012 and August 2013, respectively. This accounting order also requires Alabama Power to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order and the non-nuclear outage accounting order. Consequently, Alabama Power will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities under these orders.
Georgia Power
Rate Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power – Rate Plans" of Southern Company in Item 7 and Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information on Georgia Power's 2013 ARP.
In accordance with the terms of the 2013 ARP, on October 3, 2014, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2015 pending its approval:

•	Increase the traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	Increase the environmental compliance cost recovery tariff by approximately $32 million;

•	Increase the demand-side management tariffs by approximately $3 million; and

•	Increase the municipal franchise fee tariff by approximately $3 million, consistent with the adjustments above.
See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Georgia Power's NCCR tariff. On October 31, 2014, Georgia Power filed to increase the NCCR tariff by approximately $27 million effective January

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1, 2015 pending Georgia PSC approval. See Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information.
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
As a result of biomass PPA amendments executed by Georgia Power during 2014, total estimated purchased power contractual obligations decreased $392 million from December 31, 2013. Estimated purchased power contractual obligations have been updated for Southern Company to $669 million for 2015 and 2016, $757 million for 2017 and 2018, and $3.9 billion after 2018. Estimated purchased power contractual obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations – Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for additional information.
On October 8, 2014, Georgia Power executed PPAs to purchase energy from 515 MWs of solar capacity as part of the Georgia Power Advanced Solar Initiative program. These PPAs are expected to commence in 2015 and 2016, have terms ranging from 20 to 30 years, and are subject to Georgia PSC approval.
On October 23, 2014, the Georgia PSC approved Georgia Power's request to build, own, and operate three 30-MW solar generation facilities at three U.S. Army bases by the end of 2016. In addition, Georgia Power has entered into a memorandum of understanding with the U.S. Navy to pursue a similar solar project pending Georgia PSC review.
The ultimate outcome of these matters cannot be determined at this time.
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
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of September 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was $105 million and $37 million, respectively. The increase was primarily the result of an ice storm in February 2014. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on Southern Company's financial statements.
Income Tax Matters
See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information about the Kemper IGCC. The ultimate outcome of these tax matters cannot be determined at this time.
Bonus Depreciation
In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which will apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC that were placed in service on August 9, 2014. The estimated cash flow benefit is approximately $100 million.
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through September 30, 2014, Southern Company had recorded tax benefits totaling $276.4 million for the Phase II credits, of which approximately $140 million have been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's purchase of an undivided interest in the Kemper IGCC.
Section 174 Research and Experimental Deduction
For the 2013 tax year, Southern Company included in its consolidated federal income tax return a deduction for research and experimental (R&E) expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, Southern Company recorded an unrecognized tax benefit of approximately $100 million as of September 30, 2014. See Note (G) to the Condensed Financial Statements under "Unrecognized Tax Benefits" herein for additional information.
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
The two largest construction projects currently underway in the Southern Company system are Plant Vogtle Units 3 and 4 (45.7% ownership interest by Georgia Power in two units, each with approximately 1,100 MWs) and the 582-MW Kemper IGCC (in which Mississippi Power is ultimately expected to hold an 85% ownership interest). See FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" herein for the cost estimate of the Southern Company system's construction program, which includes the revised construction cost estimate to complete the Kemper IGCC. Also see Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for additional information. For additional information about costs relating to Southern Power's acquisitions that involve construction of solar facilities, see Note (I) to the Condensed Financial Statements herein.
From 2013 through September 30, 2014, Southern Company has recorded pre-tax charges totaling $1.98 billion ($1.22 billion after tax) for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. In subsequent periods, any further changes in the estimated costs to complete construction of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Southern Company in Item 7 of the Form 10-K for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. On June 17, 2014, the Georgia PSC approved Georgia Power's request to credit customers the portion of fuel cost related to the nuclear waste fund fee. The nuclear waste fund rider became effective July 1, 2014. See "PSC Matters – Alabama Power – Nuclear Waste Fund Accounting Order" herein for information regarding an accounting order issued by the Alabama PSC which provides for continued recovery from customers of amounts associated with the permanent disposal of nuclear waste from the operation of Plant Farley. The ultimate outcome of this matter cannot be determined at this time.

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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, Mississippi Power further extended the scheduled in-service date for the Kemper IGCC to the first half of 2016 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Southern Company recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, and $540.0 million ($333.5 million after tax) in the first quarter 2013. In the aggregate, Southern Company has incurred charges of $1.98 billion ($1.22 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through September 30, 2014.
Mississippi Power has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, including specialized operator training, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations.
Mississippi Power's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $20 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Southern Company in Item 7 of the Form 10-K for additional information. Although earnings for the nine months ended September 30, 2014 were negatively affected by revisions to the cost estimate for the Kemper IGCC, Southern Company's financial condition remained stable at September 30, 2014. Through September 30, 2014, Southern Company has incurred non-recoverable cash expenditures of $1.18 billion and is expected to incur approximately $0.8 billion in additional non-recoverable cash expenditures through completion of the Kemper IGCC. Southern Company intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $4.7 billion for the first nine months of 2014, an increase of $276 million from the corresponding period in 2013. The increase in net cash provided from operating activities was primarily due to an increase in revenue due to rate increases and the effects of weather and a reduction in fossil fuel stock resulting from an increase in KWH generation, partially offset by a decrease in receivables due to under recovered fuel costs. Net cash used for investing activities totaled $4.2 billion for the first nine months of 2014 primarily due to property additions to utility plant. Net cash provided from financing activities totaled $225 million for the first nine months of 2014. This was primarily due to issuances of long-term debt and common stock, partially offset by common stock dividend payments and a reduction in short-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2014 include an increase of $2.0 billion in total property, plant, and equipment for construction of generation, transmission, and distribution facilities and an increase of $755 million in cash and cash equivalents. Other significant changes include a $1.2 billion increase in short-term and long-term debt to fund the Southern Company subsidiaries' continuous construction programs and general corporate purposes and an $849 million increase in total stockholders' equity.
At the end of the third quarter 2014, the market price of Southern Company's common stock was $43.65 per share (based on the closing price as reported on the New York Stock Exchange) and the book value was $22.07 per share, representing a market-to-book ratio of 198%, compared to $41.11, $21.43, and 192%, respectively, at the end of 2013. Southern Company's common stock dividend for the third quarter 2014 was $0.5250 per share compared to $0.5075 per share in the third quarter 2013.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Company in Item 7 of the Form 10-K for a description of Southern Company's capital requirements for the construction programs of the Southern Company system, including estimated capital expenditures for new generating facilities and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $2.4 billion will be required through September 30, 2015 to fund maturities of long-term debt. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Georgia Power –

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Renewables Development" herein for additional information regarding estimated purchased power contractual obligations.
The Southern Company system's construction program is currently estimated to be $7.2 billion for 2014, $5.8 billion for 2015, and $4.4 billion for 2016, which includes expenditures related to construction and start-up of the Kemper IGCC of $1.3 billion for 2014, $551 million for 2015, and $75 million for 2016 and expenditures related to Southern Power's acquisition of a solar facility of $508 million for 2014. The amounts related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $569 million (including construction costs for all prior periods relating to its proposed ownership interest). The Southern Company system's amounts include capital expenditures related to contractual purchase commitments for nuclear fuel and capital expenditures covered under long-term service agreements.
Southern Company anticipates that the Southern Company system's capital expenditure requirements will continue to decline through the middle of the decade, before rising again to meet additional requirements for environmental compliance and new generation.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental statutes and regulations; the outcome of any legal challenges to the environmental rules; changes in generating plants, including unit retirements and replacements and adding or changing fuel sources at existing units, to meet regulatory requirements; changes in FERC rules and regulations; PSC approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 3 to the financial statements of Southern Company under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Integrated Coal Gasification Combined Cycle" herein for information regarding additional factors that may impact construction expenditures.
Sources of Capital
Southern Company intends to meet its future capital needs through internal cash flow, short-term debt, and external security issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. The amount and timing of any additional equity capital to be raised in 2014, as well as in subsequent years, will be contingent on Southern Company's investment opportunities and the Southern Company system's capital requirements.
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
On February 20, 2014, Georgia Power and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and also are secured by a first priority lien on (i) Georgia Power's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facility, Georgia Power may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit Facility will be used to reimburse Georgia Power for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through September 30, 2014 would allow for borrowings of up to $2.0 billion under the FFB Credit Facility. Through September 30, 2014, Georgia Power has borrowed $1.0 billion under the FFB Credit Facility, leaving $1.0 billion of available borrowing ability.
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
Southern Company's current liabilities frequently exceed current assets due to long-term debt that is due within one year, as well as cash needs, which can fluctuate significantly due to the seasonality of the business of the Southern Company system. To meet short-term cash needs and contingencies, Southern Company has substantial cash flow from operating activities and access to capital markets, including commercial paper programs which are backed by bank credit facilities.
At September 30, 2014, Southern Company and its subsidiaries had approximately $1.4 billion of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2014 were as follows:

	Expires							Executable Term Loans		Due Within One Year
Company	2014	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	70	158	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	60	165	30	—	275	275	50	—	50	30
Mississippi Power	15	120	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	499	—	—	—	—
Other	—	70	—	—	—	70	70	20	—	20	50
Total	$105	$408	$530	$30	$4,130	$5,203	$5,188	$153	$40	$193	$320
See Note 6 to the financial statements of Southern Company under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to the traditional operating companies' variable rate pollution control revenue bonds and commercial paper programs. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2014 was approximately $1.8 billion. In addition, at September 30, 2014, the traditional operating companies had $423 million of fixed rate pollution control revenue bonds that were required to be remarketed within the next 12 months.
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
Southern Company, the traditional operating companies, and Southern Power make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Company, the traditional operating companies, and Southern Power may also borrow through various other arrangements with banks. Commercial paper and short-term bank loans are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$361	0.3%	$848	0.2%	$1,528
Short-term bank debt	—	—	150	0.8%	250
Total	$361	0.3%	$998	0.3%
(a)    Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2014.
Management believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, bank notes, and cash.
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
The maximum potential collateral requirements under these contracts at September 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	454
Below BBB- and/or Baa3	2,289
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

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
During the first nine months of 2014, Southern Company issued approximately 7.8 million shares of common stock for approximately $295.5 million through the employee and director stock plans, of which 150,000 shares related to Southern Company's performance share plan.
Since August 2013, Southern Company has used shares held in treasury, to the extent available, to satisfy the requirements under the Southern Investment Plan and the employee savings plan and during the first nine months of 2014, issued approximately 5.0 million treasury shares for approximately $215.5 million. Beginning in June 2014, Southern Company used newly issued shares, as necessary, to satisfy the requirements.
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2014:

Company	Senior Note Issuances	Senior Note Maturities	Revenue Bond Issuances and Remarketings of Purchased Bonds(a)	Revenue Bond Redemptions	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions(b)
	(in millions)
Southern Company	$750	$350	$—	$—	$—	$—
Alabama Power	400	—	—	—	—	—
Georgia Power	—	—	40	37	1,000	4
Gulf Power	200	—	42	29	—	—
Mississippi Power	—	—	—	—	493	222
Southern Power	—	—	—	—	10	1
Other	—	—	—	—	—	15
Elimination(c)	—	—	—	—	(220)	(220)
Total	$1,350	$350	$82	$66	$1,283	$22

(a)
Includes remarketing by Gulf Power of $13 million aggregate principal amount of revenue bonds previously purchased and held by Gulf Power since December 2013 and remarketing by Georgia Power of $40 million aggregate principal amount of revenue bonds previously purchased and held by Georgia Power since 2010.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(c)	Intercompany loan from Southern Company to Mississippi Power eliminated in Southern Company's Condensed Consolidated Financial Statements. This loan was repaid on September 29, 2014.
In August 2014, Southern Company issued $400 million aggregate principal amount of Series 2014A 1.30% Senior Notes due August 15, 2017 and $350 million aggregate principal amount of Series 2014B 2.15% Senior Notes due September 1, 2019. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.
Southern Company's subsidiaries used the proceeds of the debt issuances shown in the table above for their respective redemptions and maturities shown in the table above, to repay short-term indebtedness, and for general corporate purposes, including their respective continuous construction programs.
In addition to the amounts reflected in the table above, in June 2014, Southern Company entered into a 90-day floating rate bank loan bearing interest based on one-month LIBOR. This short-term loan was for $250 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including the investment by Southern Company in its subsidiaries. This bank loan was repaid in August 2014.
In addition to the amounts reflected in the table above, in January 2014 and subsequent to September 30, 2014, Mississippi Power received an additional $75 million and $50 million, respectively, of interest-bearing refundable

SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. See Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" for additional information.
Georgia Power's "Other Long-Term Debt Issuances" reflected in the table above include initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion in February 2014. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029 and is expected to be reset from time to time thereafter through 2044. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the initial borrowings under the FFB Credit Facility were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. In connection with its entry into the agreements with the DOE and the FFB, Georgia Power incurred issuance costs of approximately $66 million, which will be amortized over the life of the borrowings under the FFB Credit Facility.
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
Subsequent to September 30, 2014, Gulf Power's $75 million aggregate principal amount of Series K 4.90% Senior Notes was paid at maturity.
Subsequent to September 30, 2014, Alabama Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $100 million.
Subsequent to September 30, 2014, Georgia Power entered into interest rate swaps to hedge exposure to interest rate changes related to existing debt. The notional amount of the swaps totaled $900 million.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company and its subsidiaries plan to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

PART I
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2014, there were no material changes to each registrant's disclosures about market risk. For an in-depth discussion of each registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of each registrant in Item 7 of the Form 10-K and Note 1 to the financial statements of each registrant under "Financial Instruments," Note 11 to the financial statements of Southern Company, Alabama Power, and Georgia Power, Note 10 to the financial statements of Gulf Power and Mississippi Power, and Note 9 to the financial statements of Southern Power in Item 8 of the Form 10-K. Also, see Note (H) to the Condensed Financial Statements herein for information relating to derivative instruments.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter 2014 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Gulf Power's, Mississippi Power's, or Southern Power Company's internal control over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,512	$1,438	$4,058	$3,800
Wholesale revenues, non-affiliates	72	66	222	186
Wholesale revenues, affiliates	31	47	168	163
Other revenues	54	53	166	155
Total operating revenues	1,669	1,604	4,614	4,304
Operating Expenses:
Fuel	442	467	1,288	1,240
Purchased power, non-affiliates	57	36	153	84
Purchased power, affiliates	54	30	140	102
Other operations and maintenance	334	316	989	965
Depreciation and amortization	174	170	521	487
Taxes other than income taxes	88	85	265	262
Total operating expenses	1,149	1,104	3,356	3,140
Operating Income	520	500	1,258	1,164
Other Income and (Expense):
Allowance for equity funds used during construction	15	7	36	23
Interest expense, net of amounts capitalized	(63)	(65)	(188)	(196)
Other income (expense), net	3	—	(5)	1
Total other income and (expense)	(45)	(58)	(157)	(172)
Earnings Before Income Taxes	475	442	1,101	992
Income taxes	183	174	429	390
Net Income	292	268	672	602
Dividends on Preferred and Preference Stock	10	10	30	30
Net Income After Dividends on Preferred and Preference Stock	$282	$258	$642	$572

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$292	$268	$672	$602
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $1 and $1, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	1	1
Comprehensive Income	$292	$268	$673	$603
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in millions)
Operating Activities:
Net income	$672	$602
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	631	616
Deferred income taxes	68	200
Allowance for equity funds used during construction	(36)	(23)
Regulatory deferrals	(62)	(14)
Other, net	29	15
Changes in certain current assets and liabilities —
-Receivables	(139)	(98)
-Fossil fuel stock	106	173
-Materials and supplies	(8)	16
-Other current assets	(32)	(18)
-Accounts payable	(64)	(109)
-Accrued taxes	210	105
-Accrued compensation	18	(36)
-Retail fuel cost over recovery	2	42
-Other current liabilities	3	(2)
Net cash provided from operating activities	1,398	1,469
Investing Activities:
Property additions	(966)	(779)
Nuclear decommissioning trust fund purchases	(178)	(162)
Nuclear decommissioning trust fund sales	178	162
Cost of removal, net of salvage	(50)	(29)
Change in construction payables	39	12
Other investing activities	(26)	35
Net cash used for investing activities	(1,003)	(761)
Financing Activities:
Proceeds —
Senior note issuances	400	—
Capital contributions from parent company	20	18
Payment of preferred and preference stock dividends	(30)	(30)
Payment of common stock dividends	(412)	(397)
Other financing activities	(6)	—
Net cash used for financing activities	(28)	(409)
Net Change in Cash and Cash Equivalents	367	299
Cash and Cash Equivalents at Beginning of Period	295	137
Cash and Cash Equivalents at End of Period	$662	$436
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $13 and $8 capitalized for 2014 and 2013, respectively)	$174	$182
Income taxes, net	227	154
Noncash transactions — accrued property additions at end of period	57	43
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$662	$295
Receivables —
Customer accounts receivable	442	341
Unbilled revenues	133	142
Under recovered regulatory clause revenues	34	—
Other accounts and notes receivable	38	30
Affiliated companies	36	54
Accumulated provision for uncollectible accounts	(9)	(8)
Fossil fuel stock, at average cost	223	329
Materials and supplies, at average cost	397	375
Vacation pay	63	63
Prepaid expenses	83	57
Other regulatory assets, current	8	7
Other current assets	9	6
Total current assets	2,119	1,691
Property, Plant, and Equipment:
In service	22,688	22,092
Less accumulated provision for depreciation	8,430	8,114
Plant in service, net of depreciation	14,258	13,978
Nuclear fuel, at amortized cost	324	332
Construction work in progress	995	748
Total property, plant, and equipment	15,577	15,058
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	67	54
Nuclear decommissioning trusts, at fair value	738	714
Miscellaneous property and investments	83	80
Total other property and investments	888	848
Deferred Charges and Other Assets:
Deferred charges related to income taxes	528	519
Prepaid pension costs	290	276
Deferred under recovered regulatory clause revenues	46	25
Other regulatory assets, deferred	703	692
Other deferred charges and assets	142	142
Total deferred charges and other assets	1,709	1,654
Total Assets	$20,293	$19,251
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$54	$—
Accounts payable —
Affiliated	245	198
Other	273	339
Customer deposits	86	85
Accrued taxes —
Accrued income taxes	146	11
Other accrued taxes	114	33
Accrued interest	62	61
Accrued vacation pay	53	53
Accrued compensation	98	74
Other regulatory liabilities, current	49	37
Other current liabilities	44	41
Total current liabilities	1,224	932
Long-term Debt	6,577	6,233
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,670	3,603
Deferred credits related to income taxes	72	75
Accumulated deferred investment tax credits	127	133
Employee benefit obligations	203	195
Asset retirement obligations	813	730
Other cost of removal obligations	864	828
Other regulatory liabilities, deferred	242	259
Deferred over recovered regulatory clause revenues	—	15
Other deferred credits and liabilities	54	61
Total deferred credits and other liabilities	6,045	5,899
Total Liabilities	13,846	13,064
Redeemable Preferred Stock	342	342
Preference Stock	343	343
Common Stockholder's Equity:
Common stock, par value $40 per share —
Authorized — 40,000,000 shares
Outstanding — 30,537,500 shares	1,222	1,222
Paid-in capital	2,292	2,262
Retained earnings	2,273	2,044
Accumulated other comprehensive loss	(25)	(26)
Total common stockholder's equity	5,762	5,502
Total Liabilities and Stockholder's Equity	$20,293	$19,251
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$24	9.3	$70	12.2
Alabama Power's net income after dividends on preferred and preference stock for the third quarter 2014 was $282 million compared to $258 million for the corresponding period in 2013. The increase in net income was related to an increase in revenue primarily due to warmer weather in the third quarter 2014 as compared to the corresponding period in 2013 and an increase in AFUDC equity, partially offset by increases in operating expenses.
Alabama Power's net income after dividends on preferred and preference stock for year-to-date 2014 was $642 million compared to $572 million for the corresponding period in 2013. The increase in net income was related to an increase in revenue primarily due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters of 2014 as compared to the corresponding periods in 2013 and an increase in AFUDC equity, partially offset by increases in operating expenses.
Retail Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$74	5.1	$258	6.8
In the third quarter 2014, retail revenues were $1.51 billion compared to $1.44 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $4.06 billion compared to $3.80 billion for the corresponding period in 2013.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,438		$3,800
Estimated change resulting from –
Rates and pricing	8	0.5	45	1.2
Sales growth	6	0.4	2	0.1
Weather	32	2.2	91	2.4
Fuel and other cost recovery	28	2.0	120	3.1
Retail – current year	$1,512	5.1%	$4,058	6.8%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013 due to increased revenues associated with Rate CNP Environmental primarily resulting from the inclusion of pre-2005 environmental assets. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the revision to Rate CNP Environmental.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Industrial KWH energy sales increased 6.5% in the third quarter and 4.3% for year-to-date 2014 as a result of an increase in demand resulting from changes in production levels primarily in the primary metals, chemicals, forest products, automotive and plastics, and stone, clay, and glass sectors. Weather-adjusted residential KWH energy sales decreased 1.7% in the third quarter and 1.1% for year-to-date 2014 as a result of decreased customer usage. Weather-adjusted commercial KWH energy sales decreased 2.1% in the third quarter and 1.2% for year-to-date 2014 as a result of decreased customer usage. Household income, one of the primary drivers of residential customer usage, has been flat in 2014.
Revenues resulting from changes in weather increased in the third quarter 2014 due to warmer weather experienced in Alabama Power's service territory compared to the corresponding period in 2013. For the third quarter 2014, the resulting increases were 3.8% and 1.9% for residential and commercial sales revenue, respectively.
Revenues resulting from changes in weather increased year-to-date 2014 primarily due to colder weather experienced in Alabama Power's service territory in the first quarter 2014 and warmer weather in the second and third quarters 2014 when compared to the corresponding periods in 2013. For year-to-date 2014, the resulting increases were 4.1% and 2.2% for residential and commercial sales revenue, respectively.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to an increase in fuel costs associated with an increase in KWH generation and the average cost of natural gas. Electric rates include provisions to recognize the full recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the Natural Disaster Reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$6	9.1	$36	19.4
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
In the third quarter 2014, wholesale revenues from sales to non-affiliates were $72 million compared to $66 million for the corresponding period in 2013. The increase was primarily due to an 11.2% increase in KWH sales primarily due to the availability of Alabama Power's lower cost generation partially offset by a 2.3% decrease in the price of energy primarily due to the lower cost of coal.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $222 million compared to $186 million for the corresponding period in 2013. The increase was primarily due to a 16.4% increase in KWH sales primarily due to the availability of Alabama Power's lower cost generation and an increase of 2.2% in the price of energy primarily due to higher natural gas prices during the winter months of 2014.
Wholesale Revenues – Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(16)	(34.0)	$5	3.1
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
In the third quarter 2014, wholesale revenues from sales to affiliates were $31 million compared to $47 million for the corresponding period in 2013. The decrease was primarily due to a 38.8% decrease in KWH sales primarily due to decreased availability of hydro generation due to less rainfall in the third quarter 2014 as compared to the corresponding period in 2013 as well as the addition of new generation in the Southern Company system. This decrease was partially offset by a 4.1% increase in the price of energy primarily due to higher natural gas prices.
Other Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1	1.9	$11	7.1
For year-to-date 2014, other revenues were $166 million compared to $155 million for the corresponding period in 2013. The increase was primarily due to increases in co-generation steam revenues, open access transmission tariff revenues, and transmission service agreement revenues.
Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(25)	(5.4)	$48	3.9
Purchased power – non-affiliates	21	58.3	69	82.1
Purchased power – affiliates	24	80.0	38	37.3
Total fuel and purchased power expenses	$20		$155
In the third quarter 2014, total fuel and purchased power expenses were $553 million compared to $533 million for the corresponding period in 2013. The increase was primarily due to a $42 million increase in the volume of KWHs

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchased, a $6 million increase related to the volume of KWHs generated, and a $3 million increase in the average cost of purchased power, partially offset by a $31 million decrease in the average cost of fuel.
For year-to-date 2014, total fuel and purchased power expenses were $1.58 billion compared to $1.43 billion for the corresponding period in 2013. The increase was primarily due to a $65 million increase related to the volume of KWHs purchased, a $48 million increase in the volume of KWHs generated, and a $42 million increase in the average cost of purchased power.
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
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2014	Third Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	17	18	50	49
Total purchased power (billions of KWHs)	2	1	5	3
Sources of generation (percent) —
Coal	59	57	55	53
Nuclear	23	21	23	22
Gas	16	16	16	16
Hydro	2	6	6	9
Cost of fuel, generated (cents per net KWH) —
Coal	3.04	3.41	3.24	3.37
Nuclear	0.81	0.84	0.84	0.83
Gas	3.54	3.27	3.83	3.38
Average cost of fuel, generated (cents per net KWH)(a)	2.61	2.80	2.75	2.76
Average cost of purchased power (cents per net KWH)(b)	6.56	6.44	6.32	5.44

(a)	KWHs generated by hydro are excluded from the average cost of fuel, generated.

(b)	Average cost of purchased power includes fuel purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2014, fuel expense was $442 million compared to $467 million for the corresponding period in 2013. The decrease was primarily due to a 10.8% decrease in the average cost of coal generation. This was partially offset by a 66.7% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall and an 8.3% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements.
For year-to-date 2014, fuel expense was $1.29 billion compared to $1.24 billion for the corresponding period in 2013. The increase was primarily due to a 32.9% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, a 13.3% increase in the average cost of natural gas per KWH generated, which excludes fuel associated with tolling agreements, a 6.9% increase in KWHs generated by nuclear fuel due to an outage in the second quarter 2013, and a 5.3% increase in the volume of KWHs generated by coal.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Power – Non-Affiliates
In the third quarter 2014, purchased power expense from non-affiliates was $57 million compared to $36 million for the corresponding period in 2013. The increase was related to a 48.3% increase in the average cost per KWH purchased and a 3.4% increase in the amount of energy purchased due to the addition of a new PPA in 2014.
For year-to-date 2014, purchased power expense from non-affiliates was $153 million compared to $84 million for the corresponding period in 2013. The increase was related to a 65.9% increase in the average cost per KWH purchased primarily due to demand during peak periods and the addition of a new PPA in 2014 and a 7.2% increase in the volume of KWHs purchased to meet the demand created by colder weather in the first quarter 2014 compared to the corresponding period in 2013.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2014, purchased power expense from affiliates was $54 million compared to $30 million for the corresponding period in 2013. The increase was related to a 130.0% increase in the amount of energy purchased primarily due to the decreased availability of hydro generation due to less rainfall during the third quarter 2014 compared to the corresponding period in 2013 as well as the addition of new capacity in the Southern Company system during the third quarter 2014. This increase was partially offset by a 23.6% decrease in the average cost per KWH purchased due to availability of lower cost Southern Company system generation at the time of purchase.
For year-to-date 2014, purchased power expense from affiliates was $140 million compared to $102 million for the corresponding period in 2013. The increase was related to a 63.1% increase in the volume of KWHs purchased to meet the demand created by colder weather in the first quarter 2014 compared to the corresponding period in 2013 partially offset by a 16.5% decrease in the average cost per KWH purchased due to the availability of lower cost Southern Company system generation at the time of purchase.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$18	5.7	$24	2.5
In the third quarter 2014, other operations and maintenance expenses were $334 million compared to $316 million for the corresponding period in 2013. For year-to-date 2014, other operations and maintenance expenses were $989 million compared to $965 million for the corresponding period in 2013. The increases were primarily due to increases in labor and contract labor costs. These increases were partially offset by the implementation of an accounting order in 2014 allowing deferral of non-nuclear outage costs. Alabama Power deferred approximately $16 million and $57 million of non-nuclear outage expenditures in the third quarter and year-to-date 2014, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Non-Nuclear Outage Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4	2.4	$34	7.0
For year-to-date 2014, depreciation and amortization was $521 million compared to $487 million for the corresponding period in 2013. The increase was primarily due to an increase in depreciation rates related to environmental assets and the deferral in 2013 of certain costs under an accounting order. Depreciation related to environmental assets is offset by revenues associated with Rate CNP Environmental. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate CNP" of Alabama Power in Item 7 of the Form 10-K for additional information regarding Alabama Power's revision to Rate CNP Environmental. See also MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Compliance and Pension Cost Accounting Order" of Alabama Power in Item 7 of the Form 10-K for additional information regarding Alabama Power's deferral of costs under this accounting order.
Allowance for Equity Funds Used During Construction

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$8	114.3	$13	56.5
In the third quarter 2014, AFUDC equity was $15 million compared to $7 million for the corresponding period in 2013. For year-to-date 2014, AFUDC equity was $36 million compared to $23 million for the corresponding period in 2013. The increases were primarily due to additional capital expenditures for steam environmental and steam generation. Also contributing to the third quarter increase was an increase in capital expenditures for nuclear fuel.
Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$9	5.2	$39	10.0
In the third quarter 2014, income taxes were $183 million compared to $174 million for the corresponding period in 2013. For year-to-date 2014, income taxes were $429 million compared to $390 million for the corresponding period in 2013. The increases were primarily due to higher pre-tax earnings.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.
On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule, including Alabama, to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
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
On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Alabama Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FERC Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "FERC Matters" of Alabama Power in Item 7 of the Form 10-K for additional information on Alabama Power's relicensing applications for the hydroelectric developments on the Coosa River and the Warrior River. On September 26, 2014, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the appeal of the Smith Lake Improvement and Stakeholders' Association from the FERC's orders related to the Warrior River relicensing proceedings for lack of jurisdiction. The ultimate outcome of this matter cannot be determined at this time.
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
Cost of Removal Accounting Order
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters" of Alabama Power in Item 7 of the Form 10-K regarding the previously approved compliance and pension costs accounting order and non-nuclear outage accounting order.

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 3, 2014, the Alabama PSC issued an accounting order authorizing Alabama Power to fully amortize the balances in certain regulatory asset accounts, projected to be $120 million at December 31, 2014. This amortization expense will be offset by the amortization of up to $120 million of the regulatory liability for other cost of removal obligations. The regulatory asset account balances to be fully amortized as of December 31, 2014 represent costs deferred under the compliance and pension cost accounting order as well as the non-nuclear outage accounting order, which were approved by the Alabama PSC in November 2012 and August 2013, respectively. This accounting order also requires Alabama Power to terminate, as of December 31, 2014, the regulatory asset accounts created pursuant to the compliance and pension cost accounting order and the non-nuclear outage accounting order. Consequently, Alabama Power will not defer any expenditures in 2015, 2016, and 2017 related to critical electric infrastructure and domestic nuclear facilities under these orders.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Alabama Power in Item 7 of the Form 10-K for additional information. Alabama Power's financial condition remained stable at September 30, 2014. Alabama Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $1.4 billion for the first nine months of 2014, a decrease of $71 million as compared to the first nine months of 2013. The decrease in net cash provided from operating activities was primarily due to an increase in income tax payments and changes in the timing of fossil fuel stock purchases as compared to the first nine months of 2013. Net cash used for investing activities totaled $1.0 billion for the first nine months of 2014 primarily due to gross property additions related to distribution, environmental, transmission, and steam generation. Net cash used for financing activities totaled $28 million for the first nine months of 2014 primarily due to the payment of common and preferred stock dividends, partially offset by the issuance of long-term debt. Fluctuations in cash flow from financing activities vary period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2014 include an increase of $519 million in property, plant, and equipment, primarily due to additions to distribution, environmental, transmission, and steam generation, $367 million in cash and cash equivalents, $344 million in long-term debt primarily due to the issuance of additional senior notes, and $135 million in accrued income taxes.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Alabama Power in Item 7 of the Form 10-K for a description of Alabama Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as the related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $54 million will be required through September 30, 2015 to fund maturities of long-term debt.

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
At September 30, 2014, Alabama Power had approximately $662 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2014 were as follows:

Expires(a)						Executable Term Loans		Due Within One Year
2014	2015	2016	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
(in millions)				(in millions)		(in millions)		(in millions)
$70	$158	$50	$1,030	$1,308	$1,308	$58	$—	$58	$170

(a)	No credit arrangements expire in 2017.
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
In addition, Alabama Power has substantial cash flow from operating activities and access to capital markets, including a commercial paper program, to meet liquidity needs. A portion of the unused credit with banks is allocated to provide liquidity support to Alabama Power's variable rate pollution control revenue bonds and commercial paper borrowings. As of September 30, 2014, Alabama Power had $784 million of outstanding variable rate pollution control revenue bonds requiring liquidity support. In addition, at September 30, 2014, Alabama Power

ALABAMA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

had $280 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial Paper	$—	—%	$27	0.1%	$300

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2014.
Management believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Alabama Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are primarily for physical electricity purchases, fuel purchases, fuel transportation and storage, and energy price risk management. At September 30, 2014, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $343 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Alabama Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.
Financing Activities
In August 2014, Alabama Power issued $400 million aggregate principal amount of Series 2014A 4.150% Senior Notes due August 15, 2044. The proceeds were used for general corporate purposes, including Alabama Power's continuous construction program.
Subsequent to September 30, 2014, Alabama Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $100 million.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Alabama Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,452	$2,314	$6,502	$5,922
Wholesale revenues, non-affiliates	80	77	269	212
Wholesale revenues, affiliates	7	3	38	14
Other revenues	92	90	277	260
Total operating revenues	2,631	2,484	7,086	6,408
Operating Expenses:
Fuel	684	691	2,055	1,767
Purchased power, non-affiliates	77	64	219	175
Purchased power, affiliates	172	152	522	503
Other operations and maintenance	456	402	1,334	1,230
Depreciation and amortization	211	201	628	605
Taxes other than income taxes	111	102	320	292
Total operating expenses	1,711	1,612	5,078	4,572
Operating Income	920	872	2,008	1,836
Other Income and (Expense):
Allowance for equity funds used during construction	13	11	29	24
Interest expense, net of amounts capitalized	(88)	(92)	(262)	(279)
Other income (expense), net	1	(1)	—	(2)
Total other income and (expense)	(74)	(82)	(233)	(257)
Earnings Before Income Taxes	846	790	1,775	1,579
Income taxes	317	299	660	600
Net Income	529	491	1,115	979
Dividends on Preferred and Preference Stock	4	4	13	13
Net Income After Dividends on Preferred and Preference Stock	$525	$487	$1,102	$966
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$529	$491	$1,115	$979
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $-, $1 and $1, respectively	—	1	1	2
Total other comprehensive income (loss)	—	1	1	2
Comprehensive Income	$529	$492	$1,116	$981
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in millions)
Operating Activities:
Net income	$1,115	$979
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	757	734
Deferred income taxes	121	354
Allowance for equity funds used during construction	(29)	(24)
Retail fuel cost over recovery — long-term	(44)	(123)
Deferred expenses	(35)	(34)
Pension, postretirement, and other employee benefits	28	58
Other, net	23	28
Changes in certain current assets and liabilities —
-Receivables	(377)	(191)
-Fossil fuel stock	337	213
-Prepaid income taxes	19	11
-Other current assets	(24)	38
-Accrued taxes	148	131
-Other current liabilities	29	(46)
Net cash provided from operating activities	2,068	2,128
Investing Activities:
Property additions	(1,364)	(1,165)
Investment of restricted cash	—	(89)
Distribution of restricted cash	—	89
Nuclear decommissioning trust fund purchases	(457)	(582)
Nuclear decommissioning trust fund sales	455	580
Cost of removal, net of salvage	(39)	(42)
Change in construction payables, net of joint owner portion	16	(28)
Prepaid long-term service agreements	(66)	(14)
Other investing activities	(3)	—
Net cash used for investing activities	(1,458)	(1,251)
Financing Activities:
Increase (decrease) in notes payable, net	(836)	211
Proceeds —
Capital contributions from parent company	39	30
Pollution control revenue bonds issuances	40	89
Senior notes issuances	—	850
FFB loan	1,000	—
Redemptions —
Pollution control revenue bonds	(37)	(89)
Senior notes	—	(1,250)
Payment of preferred and preference stock dividends	(13)	(13)
Payment of common stock dividends	(715)	(680)
FFB loan issuance costs	(49)	(2)
Other financing activities	(6)	(15)
Net cash used for financing activities	(577)	(869)
Net Change in Cash and Cash Equivalents	33	8
Cash and Cash Equivalents at Beginning of Period	30	45
Cash and Cash Equivalents at End of Period	$63	$53
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $13 and $10 capitalized for 2014 and 2013, respectively)	$235	$247
Income taxes, net	309	109
Noncash transactions — accrued property additions at end of period	220	230

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in millions)
Current Assets:
Cash and cash equivalents	$63	$30
Receivables —
Customer accounts receivable	738	512
Unbilled revenues	241	209
Joint owner accounts receivable	75	67
Other accounts and notes receivable	54	117
Affiliated companies	21	21
Accumulated provision for uncollectible accounts	(8)	(5)
Fossil fuel stock, at average cost	405	742
Materials and supplies, at average cost	431	409
Vacation pay	88	88
Prepaid income taxes	57	97
Other regulatory assets, current	62	66
Other current assets	118	54
Total current assets	2,345	2,407
Property, Plant, and Equipment:
In service	30,818	30,132
Less accumulated provision for depreciation	11,192	10,970
Plant in service, net of depreciation	19,626	19,162
Other utility plant, net	218	240
Nuclear fuel, at amortized cost	516	523
Construction work in progress	3,884	3,500
Total property, plant, and equipment	24,244	23,425
Other Property and Investments:
Equity investments in unconsolidated subsidiaries	58	46
Nuclear decommissioning trusts, at fair value	772	751
Miscellaneous property and investments	37	44
Total other property and investments	867	841
Deferred Charges and Other Assets:
Deferred charges related to income taxes	701	718
Prepaid pension costs	133	118
Deferred under recovered regulatory clause revenues	175	—
Other regulatory assets, deferred	1,156	1,152
Other deferred charges and assets	294	246
Total deferred charges and other assets	2,459	2,234
Total Assets	$29,915	$28,907
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2014	At December 31, 2013
	(in millions)
Current Liabilities:
Securities due within one year	$503	$5
Notes payable	211	1,047
Accounts payable —
Affiliated	503	417
Other	476	472
Customer deposits	250	246
Accrued taxes —
Accrued income taxes	155	—
Other accrued taxes	313	321
Accrued interest	99	91
Accrued vacation pay	60	61
Accrued compensation	111	80
Other current liabilities	177	166
Total current liabilities	2,858	2,906
Long-term Debt	9,135	8,633
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	5,295	5,200
Deferred credits related to income taxes	107	112
Accumulated deferred investment tax credits	196	203
Employee benefit obligations	580	542
Asset retirement obligations	1,215	1,210
Other cost of removal obligations	58	43
Other deferred credits and liabilities	178	201
Total deferred credits and other liabilities	7,629	7,511
Total Liabilities	19,622	19,050
Preferred Stock	45	45
Preference Stock	221	221
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — 9,261,500 shares	398	398
Paid-in capital	5,683	5,633
Retained earnings	3,950	3,565
Accumulated other comprehensive loss	(4)	(5)
Total common stockholder's equity	10,027	9,591
Total Liabilities and Stockholder's Equity	$29,915	$28,907
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$38	7.8	$136	14.1
Georgia Power's net income after dividends on preferred and preference stock for the third quarter 2014 was $525 million compared to $487 million for the corresponding period in 2013. The increase was primarily due to an increase in retail base revenues effective January 1, 2014 as authorized under the 2013 ARP and warmer weather in the third quarter 2014 as compared to the corresponding period in 2013, partially offset by higher non-fuel operations and maintenance expenses.
Georgia Power's net income after dividends on preferred and preference stock for year-to-date 2014 was $1.10 billion compared to $966 million for the corresponding period in 2013. The increase was primarily due to colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and an increase in retail base revenues effective January 1, 2014 as authorized under the 2013 ARP, partially offset by higher non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$138	6.0	$580	9.8
In the third quarter 2014, retail revenues were $2.45 billion compared to $2.31 billion for the corresponding period in 2013. For year-to-date 2014, retail revenues were $6.50 billion compared to $5.92 billion for the corresponding period in 2013.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,314		$5,922
Estimated change resulting from –
Rates and pricing	67	2.9	147	2.5
Sales growth	1	0.1	23	0.4
Weather	51	2.2	131	2.2
Fuel cost recovery	19	0.8	279	4.7
Retail – current year	$2,452	6.0%	$6,502	9.8%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to base tariff increases effective January 1, 2014, as approved by the Georgia PSC in the 2013 ARP, and increases in collections for financing costs related to the construction of Plant Vogtle Units 3 and 4 through the NCCR tariff as well as higher contributions from market-driven rates from commercial and industrial customers. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Weather-adjusted residential KWH sales decreased 0.1%, weather-adjusted commercial KWH sales decreased 1.1%, and weather-adjusted industrial KWH sales increased 2.4% in the third quarter 2014 when compared to the corresponding period in 2013. For year-to-date 2014, weather-adjusted residential KWH sales increased 0.8%, weather-adjusted commercial KWH sales decreased 0.2%, and weather-adjusted industrial KWH sales increased 1.7% when compared to the corresponding period in 2013. Increased demand in the primary metals, non-manufacturing, paper, and transportation sectors was the main contributor to the increase in weather-adjusted industrial sales. Decreased customer usage contributed to the decrease in weather-adjusted commercial sales. An increase of approximately 20,000 residential customers since September 30, 2013 contributed to the year-to-date 2014 increase in weather-adjusted residential KWH sales, partially offset by decreased customer usage. Household income, one of the primary drivers of residential customer usage, has been flat in 2014.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased $19 million and $279 million in the third quarter and year-to-date 2014, respectively, when compared to the corresponding periods in 2013 primarily due to higher natural gas costs and higher energy sales resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$3	3.9	$57	26.9
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
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $269 million compared to $212 million for the corresponding period in 2013 due to increased demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and the lower cost of Georgia Power-owned generation compared to the market cost of available energy.
Wholesale Revenues – Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4	N/M	$24	171.4
N/M – Not meaningful
Wholesale revenues from sales to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
For year-to-date 2014, wholesale revenues from sales to affiliates were $38 million compared to $14 million for the corresponding period in 2013. The increase was due to higher demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 and the lower cost of Georgia Power-owned generation.
Other Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$2	2.2	$17	6.5
For year-to-date 2014, other operating revenues were $277 million compared to $260 million in the corresponding period in 2013. The increase was primarily due to an increase of $13 million in open access transmission tariff revenues and $6 million of solar application fee revenue for year-to-date 2014 as compared to the corresponding period in 2013.
Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(7)	(1.0)	$288	16.3
Purchased power – non-affiliates	13	20.3	44	25.1
Purchased power – affiliates	20	13.2	19	3.8
Total fuel and purchased power expenses	$26		$351
In the third quarter 2014, total fuel and purchased power expenses were $933 million compared to $907 million in the corresponding period in 2013. The increase in the third quarter 2014 was primarily due to an $82 million increase in the volume of KWHs generated and purchased as a result of warmer weather in the third quarter 2014 as

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the corresponding period in 2013 driving higher customer demand, partially offset by a $56 million decrease in the average cost of fuel primarily due to lower coal prices.
For year-to-date 2014, total fuel and purchased power expenses were $2.80 billion compared to $2.45 billion in the corresponding period in 2013. The increase in year-to-date 2014 was primarily due to a $66 million increase in the average cost of fuel and purchased power primarily due to higher natural gas prices and a $285 million increase in the volume of KWHs generated primarily as a result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 driving higher customer demand.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2014	Third Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (billions of KWHs)	19	19	55	50
Total purchased power (billions of KWHs)	6	5	16	17
Sources of generation (percent) —
Coal	45	42	45	35
Nuclear	20	22	21	23
Gas	34	34	32	39
Hydro	1	2	2	3
Cost of fuel, generated (cents per net KWH) —
Coal	4.19	4.89	4.49	4.99
Nuclear	0.86	0.91	0.90	0.91
Gas	3.41	3.34	3.84	3.34
Average cost of fuel, generated (cents per net KWH)	3.25	3.47	3.51	3.37
Average cost of purchased power (cents per net KWH)(a)	5.03	5.00	5.42	4.80

(a)	Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2014, fuel expense was $684 million compared to $691 million in the corresponding period in 2013. The decrease was primarily due to a 14.3% decrease in the average cost of coal per KWH generated, partially offset by a 1.5% increase in the volume of KWHs generated as a result of warmer weather in the third quarter 2014 as compared to the corresponding period in 2013 driving higher customer demand.
For year-to-date 2014, fuel expense was $2.06 billion compared to $1.77 billion in the corresponding period in 2013. The increase was primarily due to a 10.7% increase in the volume of KWHs generated as a result of colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013 driving higher customer demand and a 4.2% increase in the average cost of fuel per KWH generated primarily due to higher natural gas prices.
Purchased Power – Non-Affiliates
In the third quarter 2014, purchased power expense from non-affiliates was $77 million compared to $64 million in the corresponding period in 2013. The increase was due to a 4.1% increase in the average cost per KWH purchased

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily resulting from higher natural gas prices and a 19.0% increase in the volume of KWHs purchased to meet higher customer demand resulting from warmer weather in the third quarter 2014 as compared to the corresponding period in 2013.
For year-to-date 2014, purchased power expense from non-affiliates was $219 million compared to $175 million in the corresponding period in 2013. The increase was due to an increase of 17.5% in the average cost per KWH purchased primarily resulting from higher natural gas prices and a 7.3% increase in the volume of KWHs purchased to meet higher customer demand resulting from colder weather in the first quarter 2014 and warmer weather in the second and third quarters 2014 as compared to the corresponding periods in 2013.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2014, purchased power expense from affiliates was $172 million compared to $152 million in the corresponding period in 2013. The increase was due to a 23.1% increase in the volume of KWHs purchased to meet higher customer demand resulting from warmer weather in the third quarter 2014 as compared to the corresponding period in 2013.
For year-to-date 2014, purchased power expense from affiliates was $522 million compared to $503 million in the corresponding period in 2013. The increase was primarily due to a 10.1% increase in the average cost per KWH purchased reflecting higher natural gas prices, partially offset by a 2.1% decrease in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than other Southern Company system resources.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$54	13.4	$104	8.5
In the third quarter 2014, other operations and maintenance expenses were $456 million compared to $402 million in the corresponding period in 2013. The increase was primarily due to increases of $21 million in generation expenses to meet higher demand and for scheduled outage maintenance and $22 million in transmission and distribution overhead line maintenance.
For year-to-date 2014, other operations and maintenance expenses were $1.33 billion compared to $1.23 billion in the corresponding period in 2013. The increase was due to increases of $44 million in generation expenses to meet higher demand, $37 million in transmission and distribution overhead line maintenance, and $16 million in customer assistance expenses related to customer incentive and demand-side management programs.
Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$10	5.0	$23	3.8
In the third quarter 2014, depreciation and amortization was $211 million compared to $201 million in the corresponding period in 2013. The increase was due to decreases of $9 million and $4 million in amortization of

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

regulatory liabilities related to state income tax credits that was completed in December 2013 and other cost of removal obligations as authorized in the 2013 ARP, respectively, partially offset by a decrease of $6 million in depreciation and amortization also as authorized in the 2013 ARP.
For year-to-date 2014, depreciation and amortization was $628 million compared to $605 million in the corresponding period in 2013. The increase was due to decreases of $27 million and $12 million in amortization of regulatory liabilities related to state income tax credits that was completed in December 2013 and other cost of removal obligations as authorized in the 2013 ARP, respectively, partially offset by a decrease of $14 million in depreciation and amortization also as authorized in the 2013 ARP.
Taxes Other Than Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$9	8.8	$28	9.6
In the third quarter 2014, taxes other than income taxes were $111 million compared to $102 million in the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $320 million compared to $292 million in the corresponding period in 2013. The increases were primarily due to increases of $5 million and $21 million in municipal franchise fees related to higher retail revenues and $3 million and $6 million in payroll taxes in the third quarter 2014 and year-to-date 2014, respectively.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(4.3)	$(17)	(6.1)
In the third quarter 2014, interest expense, net of amounts capitalized was $88 million compared to $92 million in the corresponding period in 2013. The decrease was due to a $13 million decrease in interest on long-term debt resulting from the refinancing of long-term debt at lower rates, partially offset by a $9 million increase in interest on outstanding long-term debt borrowings from the FFB.
For year-to-date 2014, interest expense, net of amounts capitalized was $262 million compared to $279 million in the corresponding period in 2013. The decrease was due to a $36 million decrease in interest on long-term debt resulting from the refinancing of long-term debt at lower rates and redemptions, partially offset by a $22 million increase in interest on outstanding long-term debt borrowings from the FFB.
See Note 6 to the financial statements of Georgia Power under "DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$18	6.0	$60	10.0
In the third quarter 2014, income taxes were $317 million compared to $299 million for the corresponding period in 2013. For year-to-date 2014, income taxes were $660 million compared to $600 million in the corresponding period in 2013. The increases in income taxes were primarily due to higher pre-tax earnings.

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
Environmental Statutes and Regulations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Integrated Resource Plans" of Georgia Power in Item 7 of the Form 10-K and "PSC Matters – Integrated Resource Plan" herein for additional information regarding Georgia Power's plans for compliance with environmental statutes and regulations.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.
On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule (including Georgia, Alabama, and Florida) to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
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
On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.
PSC Matters
Rate Plans
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Rate Plans" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Rate Plans" in Item 8 of the Form 10-K for additional information on Georgia Power's 2013 ARP.
In accordance with the terms of the 2013 ARP, on October 3, 2014, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2015 pending its approval:

•	Increase the traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	Increase the environmental compliance cost recovery tariff by approximately $32 million;

•	Increase the demand-side management tariffs by approximately $3 million; and

•	Increase the municipal franchise fee tariff by approximately $3 million, consistent with the adjustments above.
The ultimate outcome of this matter cannot be determined at this time.
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
As a result of biomass PPA amendments executed during 2014, total estimated purchased power contractual obligations decreased $392 million from December 31, 2013. Estimated purchased power contractual obligations have been updated to $641 million for 2015 and 2016, $679 million for 2017 and 2018, and $3.8 billion after 2018. Estimated purchased power contractual obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations – Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 8, 2014, Georgia Power executed PPAs to purchase energy from 515 MWs of solar capacity as part of the Georgia Power Advanced Solar Initiative program. These PPAs are expected to commence in 2015 and 2016, have terms ranging from 20 to 30 years, and are subject to Georgia PSC approval.
On October 23, 2014, the Georgia PSC approved Georgia Power's request to build, own, and operate three 30-MW solar generation facilities at three U.S. Army bases by the end of 2016. In addition, Georgia Power has entered into a memorandum of understanding with the U.S. Navy to pursue a similar solar project pending Georgia PSC review.
The ultimate outcome of these matters cannot be determined at this time.
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
As of September 30, 2014, Georgia Power's under recovered fuel balance totaled $175 million and is included in deferred charges and other assets on Georgia Power's Condensed Balance Sheet herein. As of December 31, 2013, Georgia Power's over recovered fuel balance totaled $58 million and is included in current liabilities and other deferred credits and liabilities on Georgia Power's Condensed Balance Sheet herein. Georgia Power's next fuel case is expected to be filed with the Georgia PSC by February 27, 2015.
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
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of September 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $105 million and $37 million, respectively. The increase was primarily the result of an ice storm in February 2014. As a result of the regulatory treatment, costs related to storms are generally not expected to have a material impact on Georgia Power's financial statements.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nuclear Construction
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Nuclear Construction" of Georgia Power in Item 7 and Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Nuclear Construction" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding the construction of Plant Vogtle Units 3 and 4, Vogtle Construction Monitoring (VCM) reports, and pending litigation.
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. On October 31, 2014, Georgia Power filed to increase the NCCR tariff by approximately $27 million effective January 1, 2015 pending Georgia PSC approval. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2014, approximately $23 million of these 2009 and 2010 costs remained unamortized in CWIP.
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
In September 2013, the Georgia PSC approved a stipulation entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent. In addition, financing costs on any excess construction-related costs potentially would be subject to recovery through AFUDC instead of the NCCR tariff. On August 19, 2014, the Georgia PSC approved a combined ninth and tenth VCM report covering the period from January 1 through December 31, 2013 (Ninth/Tenth VCM report), including construction capital costs incurred, which through December 31, 2013 totaled $2.6 billion. Georgia Power resumed filing semi-annual reports with the eleventh VCM report filed on August 28, 2014, which requests approval of an additional $0.2 billion in costs incurred from January 1, 2014 through June 30, 2014.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the Westinghouse Design Control Document, as amended (DCD), and the delays in the timing of approval of the DCD and issuance of the combined construction and operating licenses (COLs), including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the agreement entered into by Georgia Power, acting for itself and as agent for the Vogtle Owners, and the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4 (Vogtle 3 and 4 Agreement). Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations, but the Contractor subsequently asserted, and may from time to time continue to assert, that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. Georgia Power does not agree with either the proposed cost or schedule adjustments or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the COLs, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance issues are expected to arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs either to the Vogtle Owners or the Contractor or to both.
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in the fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. While Georgia Power expects the Contractor to employ mitigation efforts to maintain the current project schedule and believes the Contractor is responsible for any related costs, Contractor performance and progress in recent months on the assembly and installation of the shield building and structural modules have resulted in additional schedule pressure.
Additional claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Other Matters" of Georgia Power in Item 7 of the Form 10-K for additional information regarding the court order for the DOE to set the spent fuel depositary fees at zero. On March 18, 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied the DOE's request for rehearing of the November 2013 panel decision ordering that the DOE propose the nuclear waste fund fee be changed to zero. The DOE formally set the fee to zero effective May 16, 2014. On June 17, 2014, the Georgia PSC approved Georgia Power's request to credit customers the portion of fuel cost related to the nuclear waste fund fee. The nuclear waste fund rider became effective July 1, 2014. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Georgia Power in Item 7 of the Form 10-K for additional information. Georgia Power's financial condition remained stable at September 30, 2014. Georgia Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs.

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $2.07 billion for the first nine months of 2014 compared to $2.13 billion for the corresponding period in 2013. The decrease was primarily due to fuel cost recovery and storm restoration costs, partially offset by higher retail operating revenues and lower fuel inventory additions. Net cash used for investing activities totaled $1.46 billion for the first nine months of 2014 compared to $1.25 billion for the corresponding period in 2013 due to gross property additions primarily related to installation of equipment to comply with environmental standards; construction of transmission and distribution facilities; and purchase of nuclear fuel. Net cash used for financing activities totaled $577 million for the first nine months of 2014 compared to $869 million used for financing activities in the corresponding period in 2013. The decrease in cash used for financing activities is primarily due to borrowings from the FFB for the construction of Plant Vogtle Units 3 and 4, partially offset by FFB loan issuance costs and a reduction in short-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2014 include increases of $819 million in property, plant, and equipment, $502 million in long-term debt primarily due to borrowings from the FFB, and $175 million in deferred under recovered regulatory clause revenues and decreases of $836 million in short-term debt and $337 million in fossil fuel stock.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Georgia Power in Item 7 of the Form 10-K for a description of Georgia Power's capital requirements for its construction program, including estimated capital expenditures for Plant Vogtle Units 3 and 4 and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, derivative obligations, preferred and preference stock dividends, leases, purchase commitments, and trust funding requirements. Approximately $503 million will be required through September 30, 2015 to fund maturities of long-term debt, including $98 million of certain pollution control revenue bonds reclassified to securities due within one year in anticipation of redemption in connection with unit retirement decisions. See Note 3 to the financial statements of Georgia Power under "Retail Regulatory Matters – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information regarding unit retirement decisions. Also see FUTURE EARNINGS POTENTIAL – "PSC Matters – Renewables Development" herein for additional information regarding estimated purchased power contractual obligations.
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
On February 20, 2014, Georgia Power and the DOE entered into a loan guarantee agreement (Loan Guarantee Agreement), pursuant to which the DOE agreed to guarantee borrowings to be made by Georgia Power under a multi-advance credit facility (FFB Credit Facility) among Georgia Power, the DOE, and the FFB. Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under the guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and also are secured by a first priority lien on (i) Georgia Power's 45.7% ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. Under the FFB Credit Facility, Georgia Power may make term loan borrowings through the FFB. Proceeds of borrowings made under the FFB Credit Facility will be used to reimburse Georgia Power for a portion of certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the Loan Guarantee Agreement (Eligible Project Costs). Aggregate borrowings under the FFB Credit Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) approximately $3.46 billion. See Note 6 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information regarding the Loan Guarantee Agreement and Note (B) to the Condensed Financial Statements under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Eligible Project Costs incurred through September 30, 2014 would allow for borrowings of up to $2.0 billion under the FFB Credit Facility. Through September 30, 2014, Georgia Power has borrowed $1.0 billion under the FFB Credit Facility, leaving $1.0 billion of available borrowing ability.
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
At September 30, 2014, Georgia Power had approximately $63 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2014 were as follows:

Expires(a)
2016	2018	Total	Unused
(in millions)		(in millions)
$150	$1,600	$1,750	$1,736

(a)	No credit arrangements expire in 2014, 2015, or 2017.
See Note 6 to the financial statements of Georgia Power under "Bank Credit Arrangements" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Bank Credit Arrangements" herein for additional information.
A portion of the unused credit with banks is allocated to provide liquidity support to Georgia Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2014 was approximately $865 million. In addition, at September 30, 2014, Georgia Power had $65 million of fixed rate pollution control revenue bonds that were required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$211	0.2%	$278	0.2%	$644

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2014.
Management believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Georgia Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, and construction of new generation. The maximum potential collateral requirements under these contracts at September 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$86
Below BBB- and/or Baa3	1,297
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
Financing Activities
In February 2014, Georgia Power made initial borrowings under the FFB Credit Facility in an aggregate principal amount of $1.0 billion. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029 and is expected to be reset from time to time thereafter through 2044. The final maturity date for all advances under the FFB Credit Facility is February 20, 2044. The proceeds of the initial borrowings under the FFB Credit Facility were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. In connection with its entry into the

GEORGIA POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreements with the DOE and the FFB, Georgia Power incurred issuance costs of approximately $66 million, which will be amortized over the life of the borrowings under the FFB Credit Facility.
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
In July 2014, Georgia Power reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by Georgia Power since 2010.
Subsequent to September 30, 2014, Georgia Power entered into interest rate swaps to hedge exposure to interest rate changes related to existing debt. The notional amount of the swaps totaled $900 million.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$365,971	$335,916	$979,435	$901,343
Wholesale revenues, non-affiliates	33,689	29,431	103,616	82,533
Wholesale revenues, affiliates	20,591	16,701	96,996	65,206
Other revenues	18,083	17,313	48,950	47,726
Total operating revenues	438,334	399,361	1,228,997	1,096,808
Operating Expenses:
Fuel	164,497	136,216	478,163	397,409
Purchased power, non-affiliates	26,813	17,180	56,605	41,369
Purchased power, affiliates	3,611	15,829	19,299	30,075
Other operations and maintenance	85,097	76,964	250,425	232,472
Depreciation and amortization	38,487	37,345	109,354	111,479
Taxes other than income taxes	31,229	28,051	83,786	75,437
Total operating expenses	349,734	311,585	997,632	888,241
Operating Income	88,600	87,776	231,365	208,567
Other Income and (Expense):
Allowance for equity funds used during construction	3,195	1,663	8,276	4,318
Interest expense, net of amounts capitalized	(12,859)	(13,988)	(39,417)	(42,650)
Other income (expense), net	(627)	(337)	(1,857)	(2,704)
Total other income and (expense)	(10,291)	(12,662)	(32,998)	(41,036)
Earnings Before Income Taxes	78,309	75,114	198,367	167,531
Income taxes	29,511	28,109	74,228	62,950
Net Income	48,798	47,005	124,139	104,581
Dividends on Preference Stock	2,251	2,251	6,752	5,453
Net Income After Dividends on Preference Stock	$46,547	$44,754	$117,387	$99,128
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$48,798	$47,005	$124,139	$104,581
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $58, $58, $175 and $238 respectively	93	93	279	379
Total other comprehensive income (loss)	93	93	279	379
Comprehensive Income	$48,891	$47,098	$124,418	$104,960
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$124,139	$104,581
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	115,093	116,626
Deferred income taxes	29,359	55,911
Allowance for equity funds used during construction	(8,276)	(4,318)
Pension, postretirement, and other employee benefits	5,693	9,279
Stock based compensation expense	1,520	1,389
Other, net	(2,667)	2,509
Changes in certain current assets and liabilities —
-Receivables	(45,777)	(49,690)
-Prepayments	2,894	2,568
-Fossil fuel stock	44,300	24,475
-Materials and supplies	1,007	(2,683)
-Prepaid income taxes	8,627	23,515
-Other current assets	(1,022)	—
-Accounts payable	10,097	(9,132)
-Accrued taxes	21,858	20,648
-Accrued compensation	5,131	(5,974)
-Over recovered regulatory clause revenues	6,834	(17,092)
-Other current liabilities	4,939	5,258
Net cash provided from operating activities	323,749	277,870
Investing Activities:
Property additions	(254,256)	(205,161)
Cost of removal, net of salvage	(9,309)	(12,563)
Change in construction payables	1,688	6,752
Payments pursuant to long-term service agreements	(6,097)	(3,843)
Other investing activities	89	306
Net cash used for investing activities	(267,885)	(214,509)
Financing Activities:
Decrease in notes payable, net	(44,395)	(65,077)
Proceeds —
Common stock issued to parent	50,000	40,000
Capital contributions from parent company	2,873	1,936
Preference stock	—	50,000
Pollution control revenue bonds	42,075	63,000
Senior notes	200,000	90,000
Redemptions —
Pollution control revenue bonds	(29,075)	(63,000)
Senior notes	—	(90,000)
Payment of preference stock dividends	(6,752)	(4,753)
Payment of common stock dividends	(92,400)	(86,550)
Other financing activities	(2,951)	(3,209)
Net cash provided from (used for) financing activities	119,375	(67,653)
Net Change in Cash and Cash Equivalents	175,239	(4,292)
Cash and Cash Equivalents at Beginning of Period	21,753	32,167
Cash and Cash Equivalents at End of Period	$196,992	$27,875
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $3,699 and $2,291 capitalized for 2014 and 2013, respectively)	$28,574	$33,433
Income taxes, net	35,940	(17,064)
Noncash transactions — accrued property additions at end of period	34,876	30,846
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$196,992	$21,753
Receivables —
Customer accounts receivable	98,357	64,884
Unbilled revenues	63,950	57,282
Under recovered regulatory clause revenues	52,531	48,282
Other accounts and notes receivable	10,131	8,620
Affiliated companies	7,405	8,259
Accumulated provision for uncollectible accounts	(1,695)	(1,131)
Fossil fuel stock, at average cost	90,750	135,050
Materials and supplies, at average cost	53,928	54,935
Other regulatory assets, current	42,683	18,536
Prepaid expenses	8,374	33,186
Other current assets	3,805	6,120
Total current assets	627,211	455,776
Property, Plant, and Equipment:
In service	4,444,015	4,363,664
Less accumulated provision for depreciation	1,277,290	1,211,336
Plant in service, net of depreciation	3,166,725	3,152,328
Construction work in progress	433,299	280,626
Total property, plant, and equipment	3,600,024	3,432,954
Other Property and Investments	15,212	15,314
Deferred Charges and Other Assets:
Deferred charges related to income taxes	54,856	50,597
Prepaid pension costs	11,639	11,533
Other regulatory assets, deferred	322,370	340,415
Other deferred charges and assets	38,394	30,982
Total deferred charges and other assets	427,259	433,527
Total Assets	$4,669,706	$4,337,571
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$75,000	$75,000
Notes payable	91,483	135,878
Accounts payable —
Affiliated	82,258	76,897
Other	55,713	47,038
Customer deposits	35,188	34,433
Accrued taxes —
Accrued income taxes	16,124	45
Other accrued taxes	29,777	7,486
Accrued interest	17,808	10,272
Accrued compensation	16,839	11,657
Other regulatory liabilities, current	9,136	13,408
Liabilities from risk management activities	7,337	6,470
Other current liabilities	41,716	22,972
Total current liabilities	478,379	441,556
Long-term Debt	1,369,447	1,158,163
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	746,866	734,355
Accumulated deferred investment tax credits	3,101	4,055
Employee benefit obligations	78,004	76,338
Other cost of removal obligations	233,926	228,148
Other regulatory liabilities, deferred	50,859	56,051
Deferred capacity expense	168,574	180,149
Other deferred credits and liabilities	78,671	77,126
Total deferred credits and other liabilities	1,360,001	1,356,222
Total Liabilities	3,207,827	2,955,941
Preference Stock	146,504	146,504
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 20,000,000 shares
Outstanding — September 30, 2014: 5,442,717 shares
— December 31, 2013: 4,942,717 shares	483,060	433,060
Paid-in capital	557,664	552,681
Retained earnings	275,481	250,494
Accumulated other comprehensive loss	(830)	(1,109)
Total common stockholder's equity	1,315,375	1,235,126
Total Liabilities and Stockholder's Equity	$4,669,706	$4,337,571
The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.8	4.0	$18.3	18.4
Gulf Power's net income after dividends on preference stock for the third quarter 2014 was $46.5 million compared to $44.7 million for the corresponding period in 2013. The increase was primarily due to higher retail revenues related to a base rate increase, partially offset by higher non-fuel operations and maintenance expenses.
Gulf Power's net income after dividends on preference stock for year-to-date 2014 was $117.4 million compared to $99.1 million for the corresponding period in 2013. The increase was primarily due to higher retail revenues related to a base rate increase and colder weather in the first quarter 2014, partially offset by higher non-fuel operations and maintenance expenses.
Retail Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$30.1	8.9	$78.1	8.7
In the third quarter 2014, retail revenues were $366.0 million compared to $335.9 million for the corresponding period in 2013. For year-to-date 2014, retail revenues were $979.4 million compared to $901.3 million for the corresponding period in 2013.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the changes in retail revenues were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$335.9		$901.3
Estimated change resulting from –
Rates and pricing	11.0	3.3	33.6	3.7
Sales growth	6.1	1.8	7.7	0.9
Weather	(0.9)	(0.3)	10.0	1.1
Fuel and other cost recovery	13.9	4.1	26.8	3.0
Retail – current year	$366.0	8.9%	$979.4	8.7%
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
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to an increase in retail base revenues resulting from the retail base rate increase effective January 2014 and higher revenues associated with an increase in the environmental cost recovery clause rate effective January 2014.
Revenues attributable to changes in sales increased in the third quarter 2014 when compared to the corresponding period in 2013. Weather-adjusted KWH energy sales to residential and commercial customers increased 5.8% and 2.6%, respectively, due to higher weather-adjusted use per customer and customer growth. KWH energy sales to industrial customers increased 6.4% due to decreased customer co-generation and changes in customers' operations.
Revenues attributable to changes in sales increased year-to-date 2014 when compared to the corresponding period in 2013. Weather-adjusted KWH energy sales to residential customers increased 1.8% due to higher weather-adjusted use per customer and customer growth. Weather-adjusted KWH energy sales to commercial customers increased 0.3% due to customer growth, partially offset by a decline in weather-adjusted use per customer. KWH energy sales to industrial customers increased 11.0% due to decreased customer co-generation and changes in customers' operations.
Fuel and other cost recovery revenues increased in the third quarter 2014 and year-to-date 2014 when compared to the corresponding periods in 2013 primarily due to higher revenues associated with recoverable fuel costs for increased generation and purchased power costs, partially offset by lower revenues associated with lower recoverable costs under Gulf Power's energy conservation and environmental cost recovery clauses. Recoverable fuel costs include the effect of a 2013 payment received pursuant to the resolution of a contract dispute.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Revenues – Non-Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.3	14.5	$21.1	25.5
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
In the third quarter 2014, wholesale revenues from sales to non-affiliates were $33.7 million compared to $29.4 million for the corresponding period in 2013. The increase was primarily due to a 25.4% increase in KWH sales primarily to wholesale customers under Plant Scherer Unit 3 long-term sales agreements.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $103.6 million compared to $82.5 million for the corresponding period in 2013. The increase was primarily due to a 59.9% increase in KWH sales due to lower-priced supply alternatives from the Southern Company system's resources compared to wholesale market prices and a planned outage at Plant Scherer Unit 3 in 2013.
Wholesale Revenues – Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$3.9	23.3	$31.8	48.8
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the revenue related to these energy sales generally offsets the cost of energy sold.
In the third quarter 2014, wholesale revenues from sales to affiliates were $20.6 million compared to $16.7 million for the corresponding period in 2013. The increase was primarily due to an 11.7% increase in the price of energy sold to affiliates due to higher marginal generation costs and a 10.3% increase in KWH sales that resulted from more Gulf Power generation dispatched to serve affiliated companies' higher weather-related energy demand.
For year-to-date 2014, wholesale revenues from sales to affiliates were $97.0 million compared to $65.2 million for the corresponding period in 2013. The increase was primarily due to a 29.6% increase in the price of energy sold to affiliates due to higher marginal generation costs and a 14.8% increase in KWH sales that resulted from more Gulf Power generation dispatched to serve affiliated companies' higher weather-related energy demand in 2014.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$28.3	20.8	$80.8	20.3
Purchased power – non-affiliates	9.6	56.1	15.2	36.8
Purchased power – affiliates	(12.2)	(77.2)	(10.8)	(35.8)
Total fuel and purchased power expenses	$25.7		$85.2
In the third quarter 2014, total fuel and purchased power expenses were $194.9 million compared to $169.2 million for the corresponding period in 2013. Total fuel and purchased power expenses for the third quarter 2013 included the effect of a 2013 payment received pursuant to the resolution of a contract dispute. Excluding that effect, higher volume of KWHs generated and purchased increased expenses $12.5 million in the third quarter 2014 due to more Gulf Power generation dispatched to serve affiliated companies' higher weather-related demand. This increase was offset by a $7.3 million decrease due to a lower average cost of fuel and purchased power.
For year-to-date 2014, total fuel and purchased power expenses were $554.1 million compared to $468.9 million for the corresponding period in 2013. Total fuel and purchased power expenses for the first nine months of 2013 included the effect of a 2013 payment received pursuant to the resolution of a contract dispute. Excluding that effect, higher volume of KWHs generated and purchased increased expenses $62.3 million year-to-date 2014 primarily due to more Gulf Power generation dispatched to serve affiliated companies' higher demand as a result of colder weather in the first quarter 2014 and warmer weather in the third quarter 2014 compared to the corresponding periods in 2013. The increased expenses also included a $2.4 million increase due to a higher average cost of fuel and purchased power.
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
Details of Gulf Power's generation and purchased power were as follows:

	Third Quarter 2014	Third Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (millions of KWHs)	3,085	2,692	8,717	6,978
Total purchased power (millions of KWHs)	1,479	1,593	4,190	4,602
Sources of generation (percent) –
Coal	66	64	69	62
Gas	34	36	31	38
Cost of fuel, generated (cents per net KWH) –
Coal(a)	3.83	3.33	4.08	4.09
Gas	4.16	4.17	3.95	4.05
Average cost of fuel, generated (cents per net KWH)(a)	3.94	3.64	4.04	4.07
Average cost of purchased power (cents per net KWH)(b)	4.96	4.48	4.83	4.01

(a)	2013 cost of coal includes the effect of a payment received in 2013 pursuant to the resolution of a coal contract dispute.

(b)	Average cost of purchased power includes fuel purchased by Gulf Power for tolling agreements where power is generated by the provider.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the third quarter 2014, fuel expense was $164.5 million compared to $136.2 million for the corresponding period in 2013. The increase was primarily due to a 14.6% higher volume of KWHs generated due to more Gulf Power generation dispatched to serve affiliated companies' higher demand resulting from warmer weather in the third quarter 2014. The fuel expense for the third quarter 2013 included the effect of a 2013 payment received pursuant to the resolution of a coal contract dispute. Excluding this effect, the average cost of fuel decreased 10.5% primarily due to lower-priced coal supply.
For year-to-date 2014, fuel expense was $478.2 million compared to $397.4 million for the corresponding period in 2013. The increase was primarily due to a 24.9% higher volume of KWHs generated primarily due to more Gulf Power generation dispatched to serve affiliated companies' higher demand resulting from colder weather in the first quarter 2014 and warmer weather in the third quarter 2014 compared to the corresponding periods in 2013. The fuel expense for year-to-date 2013 included the effect of a 2013 payment received pursuant to the resolution of a coal contract dispute. Excluding this effect, the average cost of fuel decreased 7.6% primarily due to lower-priced coal supply.
Purchased Power – Non-Affiliates
In the third quarter 2014, purchased power expense from non-affiliates was $26.8 million compared to $17.2 million for the corresponding period in 2013. The increase was primarily due to a 30.4% increase in the average cost per KWH purchased, which included a $9.7 million increase in capacity costs associated with a scheduled rate increase for an existing PPA, partially offset by the expiration of another PPA. The increase was partially offset by a 3.3% decrease in the volume of KWHs purchased due to the expiration of a Gulf Power PPA.
For year-to-date 2014, purchased power expense from non-affiliates was $56.6 million compared to $41.4 million for the corresponding period in 2013. The increase was primarily due to a 34.9% increase in the average cost per KWH purchased, which included a $12.8 million increase in capacity costs associated with a scheduled rate increase for an existing PPA, partially offset by the expiration of another PPA. This increase was partially offset by an 11.7% decrease in the volume of KWHs purchased due to colder regional weather conditions in the first quarter 2014 which limited the availability of market resources.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2014, purchased power expense from affiliates was $3.6 million compared to $15.8 million for the corresponding period in 2013. The decrease was primarily due to a 67.0% decrease in the average cost per KWH purchased, which included a $9.2 million reduction in capacity costs primarily associated with the expiration of an existing PPA, and a 31.8% decrease in the volume of KWHs purchased due to increased generation from Gulf Power's owned units in 2014.
For year-to-date 2014, purchased power expense from affiliates was $19.3 million compared to $30.1 million for the corresponding period in 2013. The decrease was primarily due to a 44.8% decrease in the average cost per KWH purchased, which included a $12.8 million reduction in capacity costs primarily associated with the expiration of an existing PPA, partially offset by a 14.5% increase in the volume of KWHs purchased due to colder weather driving higher demand in the first quarter 2014 compared to the corresponding period in 2013.
Energy purchases from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$8.2	10.6	$17.9	7.7
In the third quarter 2014, other operations and maintenance expenses were $85.1 million compared to $76.9 million for the corresponding period in 2013. The increase was primarily due to increases of $7.0 million in routine and planned maintenance expense at generation facilities, partially offset by a decrease of $1.8 million in marketing programs.
For year-to-date 2014, other operations and maintenance expenses were $250.4 million compared to $232.5 million for the corresponding period in 2013. The increase was primarily due to a $20.0 million increase in routine and planned maintenance expenses at generation, transmission, and distribution facilities, a $2.3 million net increase in employee compensation and benefits including pension costs, a $2.1 million increase in customer uncollectibles and collection expenses, and a $2.0 million increase in transmission service related to a third party PPA. These increases were partially offset by a $5.3 million decrease in marketing programs and a $2.9 million decrease in other energy services expenses.
The year-to-date 2014 increased expense from routine and planned maintenance at distribution facilities included $3.7 million in environmental projects that did not have a significant impact on net income since the expense was offset by environmental revenues through Gulf Power's environmental cost recovery clause. The increased expense from transmission service did not have a significant impact on net income since the expense was offset by purchased power capacity revenues through Gulf Power's purchased power capacity recovery clause. The decreased expense from marketing programs did not have a significant impact on net income since the expense was offset by energy conservation revenues through Gulf Power's energy conservation cost recovery clause. The decreased expense from other energy services did not have a significant impact on net income since the expense was generally offset by associated revenues. See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Cost Recovery Clauses – Purchased Power Capacity Recovery," "– Environmental Cost Recovery," and "– Energy Conservation Cost Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.2	3.1	$(2.1)	(1.9)
In the third quarter 2014, depreciation and amortization was $38.5 million compared to $37.3 million for the corresponding period in 2013. The increase in depreciation and amortization was primarily attributable to property additions at transmission and distribution facilities.
For year-to-date 2014, depreciation and amortization was $109.4 million compared to $111.5 million for the corresponding period in 2013. As authorized by the Florida PSC in a 2013 rate order, Gulf Power recorded a $5.4 million reduction in depreciation expense in 2014. This decrease was offset by increases of $3.3 million in depreciation and amortization primarily attributable to property additions at generation, transmission, and distribution facilities.
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

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes Other Than Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$3.2	11.3	$8.4	11.1
In the third quarter 2014, taxes other than income taxes were $31.2 million compared to $28.0 million for the corresponding period in 2013. For year-to-date 2014, taxes other than income taxes were $83.8 million compared to $75.4 million for the corresponding period in 2013. The increases were primarily due to increases in franchise fees and gross receipts taxes as a result of higher retail revenues. Franchise fees and gross receipts taxes have no impact on net income.
Allowance for Equity Funds Used During Construction

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.5	92.1	$4.0	91.7
In the third quarter 2014, AFUDC equity was $3.2 million compared to $1.7 million for the corresponding period in 2013. For year-to-date 2014, AFUDC equity was $8.3 million compared to $4.3 million for the corresponding period in 2013. These increases were primarily due to increased construction related to environmental control projects at generation facilities.
Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.4	5.0	$11.2	17.9
In the third quarter 2014, income taxes were $29.5 million compared to $28.1 million for the corresponding period in 2013. For year-to-date 2014, income taxes were $74.2 million compared to $63.0 million for the corresponding period in 2013. These increases were primarily due to higher pre-tax earnings.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.
On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule (including Florida, Georgia, and Mississippi) to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
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
On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Gulf Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.
PSC Matters
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $5.4 million reduction in depreciation expense in the first nine months of 2014.
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
On October 22, 2014, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2015. The net effect of the approved changes is a $41.2 million increase in annual revenue for 2015. The increased revenues will not have a significant impact on net income since most of the revenues will be offset by expenses.
Retail Fuel Cost Recovery
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "PSC Matters – Cost Recovery Clauses – Fuel Cost Recovery" of Gulf Power in Item 7 and Note 1 and Note 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Cost Recovery Clauses – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Gulf Power has established fuel cost recovery rates as approved annually by the Florida PSC. In late 2013 and the first half of 2014, Gulf Power experienced higher than expected costs for natural gas and purchased power. If the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenues for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 18, 2014, but no adjustment to the factor was requested for 2014. Under recovered fuel costs at September 30, 2014 totaled $41.3 million and are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power's revenues or net income, but will affect cash flow.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Gulf Power in Item 7 of the Form 10-K for additional information. Gulf Power's financial condition remained stable at September 30, 2014. Gulf Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $323.7 million for the first nine months of 2014 compared to $277.9 million for the corresponding period in 2013. The $45.8 million increase in net cash was primarily due to changes in cash flows related to clause recovery, a decrease in fossil fuel stock, and an increase in accounts payable, offset by a decrease in deferred income taxes. Net cash used for investing activities totaled $267.9 million in the first nine months of 2014 primarily due to property additions to utility plant. Net cash provided from financing activities totaled $119.4 million for the first nine months of 2014 primarily due to the issuance of long-term debt and common stock, partially offset by the payment of common stock dividends, notes payable, and the redemption of long-term debt. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2014 include increases of $211.3 million in long-term debt, $175.2 million in cash and cash equivalents, $167.1 million in net property, plant, and equipment, and $50.0

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in common stock due to the issuance of common stock to Southern Company. Decreases included $44.4 million in notes payable and $44.3 million in fossil fuel stock resulting from an increase in KWH generation.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Gulf Power in Item 7 of the Form 10-K for a description of Gulf Power's capital requirements for its construction program, including estimated capital expenditures to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, derivative obligations, preference stock dividends, purchase commitments, trust funding requirements, and unrecognized tax benefits. Approximately $75 million was required through September 30, 2015 to fund maturities of long-term debt. Subsequent to September 30, 2014, Gulf Power repaid at maturity the $75 million of securities due within one year.
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
At September 30, 2014, Gulf Power had approximately $197.0 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2014 were as follows:

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
A portion of the unused credit arrangements with banks provide liquidity support to Gulf Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2014 was approximately $69 million. In addition, at September 30, 2014, Gulf Power had $78 million of fixed rate pollution control revenue bonds that are required to be remarketed within the next 12 months.
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
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2014		Short-term Debt During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Commercial paper	$92	0.2%	$106	0.2%	$139

(a)	Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2014.
Management believes the need for working capital can be adequately met by utilizing the commercial paper program, lines of credit, short-term bank notes, and cash.
Credit Rating Risk
Gulf Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to BBB- and/or Baa3 or below. These contracts are for physical electricity purchases and sales, fuel transportation and storage, and energy price risk management. The maximum potential collateral requirements under these contracts at September 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB- and/or Baa3	$74
Below BBB- and/or Baa3	425
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
Market Price Risk
Gulf Power's market risk exposure relative to interest rate changes for the third quarter 2014 has not changed materially compared to the December 31, 2013 reporting period. Gulf Power's exposure to market volatility in

GULF POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commodity fuel prices and prices of electricity with respect to its wholesale generating capacity is limited because its long-term sales agreements shift substantially all fuel cost responsibility to the purchaser. However, Gulf Power could become exposed to market volatility in energy-related commodity prices to the extent any wholesale generating capacity is uncontracted. Gulf Power currently has long-term sales agreements for 100% of its wholesale capacity through 2015 and 57% through 2018. For an in-depth discussion of Gulf Power's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" of Gulf Power in Item 7 of the Form 10-K.
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
In September 2014, Gulf Power issued $200 million aggregate principal amount of Series 2014A 4.55% Senior Notes due October 1, 2044. The proceeds were used to repay a portion of its outstanding short-term indebtedness, for general corporate purposes, including Gulf Power's continuous construction program, and subsequent to September 30, 2014, for repayment at maturity $75 million aggregate principal amount of Gulf Power's Series K 4.90% Senior Notes due October 1, 2014.
In addition to any financings that may be necessary to meet capital requirements, contractual obligations, and storm-recovery, Gulf Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Retail revenues	$228,331	$230,710	$646,695	$613,274
Wholesale revenues, non-affiliates	82,952	82,937	254,642	219,984
Wholesale revenues, affiliates	38,639	6,999	81,593	31,242
Other revenues	4,701	4,560	13,829	13,075
Total operating revenues	354,623	325,206	996,759	877,575
Operating Expenses:
Fuel	168,708	138,148	458,976	384,905
Purchased power, non-affiliates	3,475	2,077	16,163	5,222
Purchased power, affiliates	1,966	14,691	16,630	28,302
Other operations and maintenance	65,758	56,907	191,923	166,175
Depreciation and amortization	23,382	22,202	70,318	67,644
Taxes other than income taxes	22,344	21,071	63,198	60,760
Estimated loss on Kemper IGCC	418,000	150,000	798,000	1,062,000
Total operating expenses	703,633	405,096	1,615,208	1,775,008
Operating Income (Loss)	(349,010)	(79,890)	(618,449)	(897,433)
Other Income and (Expense):
Allowance for equity funds used during construction	32,223	32,624	107,685	87,740
Interest expense, net of amounts capitalized	(9,416)	(8,728)	(34,071)	(29,526)
Other income (expense), net	(7,764)	(375)	(11,496)	(4,184)
Total other income and (expense)	15,043	23,521	62,118	54,030
Earnings (Loss) Before Income Taxes	(333,967)	(56,369)	(556,331)	(843,403)
Income taxes (benefit)	(139,330)	(32,687)	(253,007)	(355,156)
Net Income (Loss)	(194,637)	(23,682)	(303,324)	(488,247)
Dividends on Preferred Stock	433	433	1,299	1,299
Net Income (Loss) After Dividends on Preferred Stock	$(195,070)	$(24,115)	$(304,623)	$(489,546)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income (Loss)	$(194,637)	$(23,682)	$(303,324)	$(488,247)
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $131, $131, $394 and $394, respectively	212	212	637	637
Total other comprehensive income (loss)	212	212	637	637
Comprehensive Income (Loss)	$(194,425)	$(23,470)	$(302,687)	$(487,610)
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income (loss)	$(303,324)	$(488,247)
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	77,774	68,436
Deferred income taxes	158,552	(391,143)
Investment tax credits	(108,171)	45,228
Allowance for equity funds used during construction	(107,685)	(87,740)
Regulatory assets associated with Kemper IGCC	(51,875)	(23,545)
Estimated loss on Kemper IGCC	798,000	1,062,000
Kemper regulatory deferral	111,828	61,997
Other, net	12,105	23,697
Changes in certain current assets and liabilities —
-Receivables	(30,452)	(40,003)
-Under recovered regulatory clause revenues	(17,845)	—
-Fossil fuel stock	35,917	59,608
-Materials and supplies	(9,080)	(8,029)
-Prepaid income taxes	(90,401)	33,793
-Other current assets	5,173	(1,710)
-Accounts payable	27,511	17,397
-Accrued taxes	(17,032)	(2,334)
-Accrued interest	23,939	15,153
-Accrued compensation	7,993	(8,543)
-Over recovered regulatory clause revenues	(18,358)	(49,247)
-Other current liabilities	154	—
Net cash provided from operating activities	504,723	286,768
Investing Activities:
Property additions	(986,019)	(1,221,519)
Cost of removal, net of salvage	(7,431)	(5,769)
Construction payables	(40,301)	(6,200)
Capital grant proceeds	—	4,500
Investment in restricted cash	(10,548)	—
Distribution of restricted cash	9,104	—
Proceeds from asset sales	—	79,020
Other investing activities	(14,804)	(3,659)
Net cash used for investing activities	(1,049,999)	(1,153,627)
Financing Activities:
Proceeds —
Capital contributions from parent company	310,860	601,197
Bonds — Other	22,866	31,092
Interest-bearing refundable deposit	75,000	—
Long-term debt issuance to parent company	220,000	—
Other long-term debt issuances	250,000	475,000
Redemptions —
Bonds — Other	—	(82,563)
Capital leases	(1,893)	(82)
Long-term debt to parent company	(220,000)	—
Other long-term debt	—	(125,000)
Payment of preferred stock dividends	(1,299)	(1,299)
Payment of common stock dividends	—	(71,956)
Return of capital	(164,790)	(60,614)
Other financing activities	(687)	(1,845)
Net cash provided from financing activities	490,057	763,930
Net Change in Cash and Cash Equivalents	(55,219)	(102,929)
Cash and Cash Equivalents at Beginning of Period	145,165	145,008
Cash and Cash Equivalents at End of Period	$89,946	$42,079
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (paid $55,376 and $53,450, net of $50,446 and $37,882 capitalized for 2014 and 2013, respectively)	$4,930	$15,568
Income taxes, net	(210,465)	(48,307)
Noncash transactions — accrued property additions at end of period	123,894	208,663
Noncash transactions — capital lease obligation	—	82,915
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$89,946	$145,165
Receivables —
Customer accounts receivable	53,593	40,978
Unbilled revenues	38,575	38,895
Under recovered regulatory clause revenues	17,845	—
Other accounts and notes receivable	3,995	4,600
Affiliated companies	53,682	34,920
Accumulated provision for uncollectible accounts	(1,980)	(3,018)
Fossil fuel stock, at average cost	77,368	113,285
Materials and supplies, at average cost	55,166	45,347
Other regulatory assets, current	53,854	52,496
Prepaid income taxes	162,790	34,751
Other current assets	4,676	9,357
Total current assets	609,510	516,776
Property, Plant, and Equipment:
In service	4,323,501	3,458,770
Less accumulated provision for depreciation	1,149,432	1,095,352
Plant in service, net of depreciation	3,174,069	2,363,418
Construction work in progress	1,987,789	2,586,031
Total property, plant, and equipment	5,161,858	4,949,449
Other Property and Investments	6,863	4,857
Deferred Charges and Other Assets:
Deferred charges related to income taxes	197,278	139,834
Other regulatory assets, deferred	255,430	200,620
Accumulated deferred income taxes	25,255	—
Other deferred charges and assets	54,929	36,673
Total deferred charges and other assets	532,892	377,127
Total Assets	$6,311,123	$5,848,209
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$811,751	$13,789
Interest-bearing refundable deposit	225,000	150,000
Accounts payable —
Affiliated	90,488	70,299
Other	177,212	210,191
Customer deposits	14,946	14,379
Accrued taxes —
Accrued income taxes	92,018	5,590
Other accrued taxes	65,375	77,958
Accrued interest	70,956	47,144
Accrued compensation	17,317	9,324
Other regulatory liabilities, current	10,138	24,981
Over recovered regulatory clause liabilities	—	18,358
Other current liabilities	21,634	21,413
Total current liabilities	1,596,835	663,426
Long-term Debt	1,633,394	2,167,067
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	159,061	72,808
Deferred credits related to income taxes	6,639	9,145
Accumulated deferred investment tax credits	283,382	284,248
Employee benefit obligations	94,539	94,430
Asset retirement obligations	42,624	41,197
Other cost of removal obligations	162,274	151,340
Other regulatory liabilities, deferred	263,531	140,880
Other deferred credits and liabilities	15,037	14,337
Total deferred credits and other liabilities	1,027,087	808,385
Total Liabilities	4,257,316	3,638,878
Redeemable Preferred Stock	32,780	32,780
Common Stockholder's Equity:
Common stock, without par value —
Authorized — 1,130,000 shares
Outstanding — 1,121,000 shares	37,691	37,691
Paid-in capital	2,525,056	2,376,595
Accumulated deficit	(534,493)	(229,871)
Accumulated other comprehensive loss	(7,227)	(7,864)
Total common stockholder's equity	2,021,027	2,176,551
Total Liabilities and Stockholder's Equity	$6,311,123	$5,848,209
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
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
On October 27, 2014, Mississippi Power further revised its cost estimate for the Kemper IGCC to approximately $4.86 billion, net of $245.3 million of grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline facilities, AFUDC, and certain general exceptions, including change of law, force majeure, and beneficial capital (which exists when Mississippi Power demonstrates that the purpose and effect of the construction cost increase is to produce efficiencies that will result in a neutral or favorable effect on customers relative to the original proposal for the CPCN) (Cost Cap Exceptions). The revised cost estimate primarily reflects costs related to the extension of the project schedule for the Kemper IGCC as a result of matters related to the time expected to be required for start-up activities and operational readiness, including enhancing the scope of specialized operator training.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any costs related to the construction and start-up of the Kemper IGCC that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. As a result of the revised cost estimate, Mississippi Power recorded pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $418.0 million ($258.1 million after tax) in the third quarter 2014 resulting in an estimated probable loss of $798.0 million ($492.8 million after tax) for the first nine months of 2014. In the aggregate, Mississippi Power has incurred charges of $1.98 billion ($1.22 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through September 30, 2014.
Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC project in service on August 9, 2014 and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities. The in-service date for the remainder of the Kemper IGCC is currently expected to occur in the first half of 2016. The revised cost estimate above includes costs through March 31, 2016. As a result of the additional factors that have the potential to impact start-up and operational readiness activities for this first-of-a-kind technology as described herein, the risk of further schedule extensions and/or cost increases, which could be material, remains.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power's current liabilities exceeded current assets by approximately $1 billion at September 30, 2014, primarily because of securities due within a year. Management intends to utilize equity contributions and/or loans from Southern Company and cash, as well as commercial paper, lines of credit, and bank notes, as market conditions permit, to fund Mississippi Power's capital needs.
Mississippi Power continues to focus on several key performance indicators, including the construction of the Kemper IGCC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, Mississippi Power's retail base rate mechanism, PEP, includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed return. In addition to the PEP performance indicators, Mississippi Power focuses on other performance measures, including broader measures of customer satisfaction, plant availability, system reliability, and net income after dividends on preferred stock. For additional information on these indicators, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Key Performance Indicators" of Mississippi Power in Item 7 of the Form 10-K. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for information regarding revisions to the cost estimate for the Kemper IGCC that have negatively impacted Mississippi Power's actual performance on net income after dividends on preferred stock, one of its key performance indicators, for 2014, as compared to the target.
RESULTS OF OPERATIONS
Net Income (Loss)

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(171.0)	N/M	$184.9	37.8
N/M – Not meaningful
Mississippi Power's net loss after dividends on preferred stock for the third quarter 2014 was $195.1 million compared to $24.1 million for the corresponding period in 2013. The change was primarily related to a $418.0 million pre-tax charge ($258.1 million after tax) in the third quarter 2014 compared to a $150.0 million pre-tax charge ($92.6 million after tax) in the third quarter 2013 for a revision of the estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The change was partially offset by an increase in revenues primarily due to retail and wholesale base rate increases and the recognition as revenue of a portion of the retail rate increase related to the Kemper IGCC cost recovery that became effective on March 19, 2013.
For year-to-date 2014, the net loss after dividends on preferred stock was $304.6 million compared to $489.5 million for the corresponding period in 2013. The change was primarily related to a $798.0 million pre-tax charge ($492.8 million after tax) in 2014 compared to $1.06 billion in pre-tax charges ($655.8 million after tax) in 2013 for revisions of estimated costs expected to be incurred on Mississippi Power's construction of the Kemper IGCC above the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions. The change was also related to an increase in AFUDC equity primarily related to the construction of the Kemper IGCC and an increase in revenues primarily due to retail and wholesale base rate increases and the recognition as revenue of a portion of the retail rate increase related to the Kemper IGCC cost recovery that became effective on March 19, 2013. The change was partially offset by increases in non-fuel operations and maintenance expenses.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Revenues

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(2.4)	(1.0)	$33.4	5.4
In the third quarter 2014, retail revenues were $228.3 million compared to $230.7 million for the corresponding period in 2013. For year-to-date 2014, retail revenues were $646.7 million compared to $613.3 million for the corresponding period in 2013.
Details of the changes in retail revenues were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$230.7		$613.3
Estimated change resulting from –
Rates and pricing	2.8	1.2	16.4	2.7
Sales decline	(3.3)	(1.4)	(3.6)	(0.6)
Weather	4.8	2.1	6.3	1.0
Fuel and other cost recovery	(6.7)	(2.9)	14.3	2.3
Retail – current year	$228.3	(1.0)%	$646.7	5.4%
Revenues associated with changes in rates and pricing increased in the third quarter 2014 when compared to the corresponding period in 2013 due to the collection of Kemper IGCC cost recovery revenues, the majority of which were deferred to a regulatory liability. The collected revenue for third quarter 2014 was $47.6 million compared to $37.0 million for the corresponding period in 2013, with deferrals of $41.8 million in 2014 and $34.0 million in 2013.
Revenues associated with changes in rates and pricing increased year-to-date 2014 when compared to the corresponding period in 2013 due to the collection of Kemper IGCC cost recovery revenues, the majority of which were deferred to a regulatory liability, and a $2.8 million PEP base rate increase, which both became effective March 2013. The collected Kemper IGCC cost recovery revenue for year-to-date 2014 was $121.9 million compared to $68.1 million for the corresponding period in 2013, with deferrals of $105.1 million in 2014 and $60.1 million in 2013. Also contributing to the increase was a $4.7 million refund in 2013 related to the annual PEP lookback filing.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and "Retail Regulatory Matters – Performance Evaluation Plan" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2014 when compared to the corresponding periods in 2013. Weather-adjusted KWH energy sales to residential customers decreased 5.5% in the third quarter and 2.7% for year-to-date 2014 when compared to the corresponding periods in 2013 due to lower average usage per customer. Household income, one of the primary drivers of residential customer usage, has been flat in 2014. Weather-adjusted KWH energy sales to commercial customers decreased 1.8% in the third quarter and 0.5% for year-to-date 2014 when compared to the corresponding periods in 2013 due to decreased commercial economic activity. KWH energy sales to industrial customers increased 2.5% in the third quarter and 3.2% for year-to-date 2014 when compared to the corresponding periods in 2013 due to increased usage by larger customers.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel and other cost recovery revenues decreased in the third quarter 2014 when compared to the corresponding period in 2013, primarily as a result of lower recoverable fuel costs. Fuel and other cost recovery revenues increased year-to-date 2014 when compared to the corresponding period in 2013 primarily as a result of higher recoverable fuel costs resulting from an increase in Mississippi Power's generation and higher natural gas costs. See "Fuel and Purchased Power Expenses" herein for additional information. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$0.1	—	$34.6	15.8
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
In the third quarter 2014, wholesale revenues from sales to non-affiliates were $83.0 million compared to $82.9 million for the corresponding period in 2013. The increase was due to a $2.0 million increase in base revenues primarily resulting from a wholesale base rate increase effective beginning May 1, 2014, partially offset by a $1.9 million decrease in energy revenues.
For year-to-date 2014, wholesale revenues from sales to non-affiliates were $254.6 million compared to $220.0 million for the corresponding period in 2013. The increase was due to a $17.2 million increase in base revenues primarily resulting from wholesale base rate increases effective April 1, 2013 and May 1, 2014 and a $17.4 million increase in energy revenues, of which $5.1 million was primarily associated with higher fuel prices and $12.3 million was associated with an increase in KWH sales primarily due to the higher demand resulting from colder weather in the first quarter 2014 compared to the corresponding period in 2013.
Wholesale Revenues – Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$31.6	N/M	$50.4	N/M
N/M – Not meaningful
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost.
In the third quarter 2014, wholesale revenues from sales to affiliates were $38.6 million compared to $7.0 million for the corresponding period in 2013. The increase was due to a $33.7 million increase in energy revenues

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to placing the Kemper IGCC combined cycle in service. These increased revenues are offset by fuel expense. Of the $33.7 million increase in energy revenues, $31.6 million was associated with an increase in KWH sales due to higher gas and coal generation and $2.1 million was associated with higher prices, partially offset by a $2.1 million decrease in capacity revenues.
For year-to-date 2014, wholesale revenues from sales to affiliates were $81.6 million compared to $31.2 million for the corresponding period in 2013. The increased revenues were driven by $48.0 million associated with an increase in KWH sales primarily due to higher natural gas prices resulting in higher coal-fired generation at lower coal prices and $4.6 million associated with higher prices, partially offset by a $2.2 million decrease in capacity revenues.
Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$30.5	22.1	$74.1	19.2
Purchased power – non-affiliates	1.4	67.3	11.0	N/M
Purchased power – affiliates	(12.7)	(86.6)	(11.7)	(41.2)
Total fuel and purchased power expenses	$19.2		$73.4
N/M – Not meaningful
In the third quarter 2014, total fuel and purchased power expenses were $174.1 million compared to $154.9 million for the corresponding period in 2013. The increase was due to a $39.4 million increase in the total volume of KWHs generated, partially offset by a $20.2 million decrease in the cost of fuel and purchased power.
For year-to-date 2014, total fuel and purchased power expenses were $491.8 million compared to $418.4 million for the corresponding period in 2013. The increase was due to a $91.8 million increase in the total volume of KWHs generated, partially offset by an $18.5 million decrease in the cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause. See FUTURE EARNINGS POTENTIAL – "PSC Matters – Fuel Cost Recovery" herein for additional information.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2014	Third Quarter 2013	Year-to-Date 2014	Year-to-Date 2013
Total generation (millions of KWHs)(a)	5,022	3,688	12,996	10,645
Total purchased power (millions of KWHs)	125	469	591	1,070
Sources of generation (percent)(a) –
Coal	43	43	45	38
Gas	57	57	55	62
Cost of fuel, generated (cents per net KWH) –
Coal	3.97	5.12	4.12	5.01
Gas(a)	3.20	3.08	3.45	3.14
Average cost of fuel, generated (cents per net KWH)(a)	3.55	4.03	3.77	3.91
Average cost of purchased power (cents per net KWH)(a)	4.36	3.58	5.55	3.13

(a)	Includes energy produced during the test period for the Kemper IGCC which is accounted for in accordance with FERC guidance.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fuel
In the third quarter 2014, fuel expense was $168.7 million compared to $138.2 million for the corresponding period in 2013. The increase was primarily due to a 38.6% increase in the volume of KWHs generated to meet demand attributed to industrial consumption and warmer weather in the third quarter 2014 as compared to the corresponding period in 2013, partially offset by an 11.9% decrease in the average cost of fuel per KWH generated primarily due to higher coal-fired generation at lower coal prices, partially offset by higher natural gas prices.
For year-to-date 2014, fuel expense was $459.0 million compared to $384.9 million for the corresponding period in 2013. The increase was primarily due to a 23.9% increase in the volume of KWHs generated to meet demand related to colder weather in the first quarter 2014 as compared to the corresponding period in 2013, partially offset by a 3.6% decrease in the average cost of fuel per KWH generated, primarily due to higher natural gas prices resulting in higher coal-fired generation at lower coal prices.
Purchased Power - Non-Affiliates
In the third quarter 2014, purchased power expense from non-affiliates was $3.5 million compared to $2.1 million for the corresponding period in 2013. The increase was primarily the result of a 145.8% increase in the average cost per KWH purchased, partially offset by a 32.0% decrease in the volume of KWHs purchased.
For year-to-date 2014, purchased power expense from non-affiliates was $16.2 million compared to $5.2 million for the corresponding period in 2013. The increase was primarily due to a 283.8% increase in the average cost per KWH purchased, partially offset by a 19.4% decrease in the volume of KWHs purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
In the third quarter 2014, purchased power expense from affiliates was $2.0 million compared to $14.7 million for the corresponding period in 2013. The decrease was primarily due to an 83.4% decrease in the volume of KWHs purchased and a 19.5% decrease in the average cost per KWH purchased.
For year-to-date 2014, purchased power expense from affiliates was $16.6 million compared to $28.3 million for the corresponding period in 2013. The decrease was primarily due to a 52.8% decrease in the volume of KWHs purchased, partially offset by a 24.5% increase in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$8.9	15.6	$25.7	15.5
In the third quarter 2014, other operations and maintenance expenses were $65.8 million compared to $56.9 million for the corresponding period in 2013. The increase was primarily due to a $4.0 million increase in employee compensation and benefits and labor, a $2.3 million increase in customer accounting services and sales expenses primarily due to uncollectible expenses and customer incentives, a $1.9 million increase in administrative and general expenses primarily due to an increase in charges from affiliates and a $1.5 million increase in transmission and distribution expenses mainly for overhead line maintenance and vegetation management. These increases were partially offset by a $0.7 million decrease in generation maintenance expenses primarily related to scheduled outages.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For year-to-date 2014, other operations and maintenance expenses were $191.9 million compared to $166.2 million for the corresponding period in 2013. The increase was primarily due to an $11.8 million increase in employee compensation and benefits and labor, a $10.5 million increase in generation maintenance expenses primarily related to scheduled outages, and a $2.7 million increase in transmission and distribution maintenance expenses primarily for overhead line maintenance, vegetation management and equipment maintenance.
Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.2	5.3	$2.7	4.0
In the third quarter 2014, depreciation and amortization was $23.4 million compared to $22.2 million for the corresponding period in 2013. The $1.2 million increase was primarily due to a $0.6 million increase in depreciation related to increases in generation and transmission plant in service and a $0.3 million increase in amortization primarily resulting from the 2013 regulatory deferral associated with the capital lease related to the Kemper IGCC air separation unit.
For year-to-date 2014, depreciation and amortization was $70.3 million compared to $67.6 million for the corresponding period in 2013. The $2.7 million increase was primarily due to a $1.6 million increase in depreciation related to increases in generation and transmission plant in service and a $1.9 million increase in the regulatory deferral associated with the purchase of Plant Daniel Units 3 and 4. These increases were partially offset by a $0.6 million decrease in amortization resulting from regulatory deferrals associated with the Kemper IGCC.
See Note 1 to the financial statements of Mississippi Power under "Purchase of the Plant Daniel Combined Cycle Generating Units" and "Depreciation, Depletion, and Amortization" in Item 8 of the Form 10-K for additional information. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$1.2	6.0	$2.4	4.0
In the third quarter 2014, taxes other than income taxes were $22.3 million compared to $21.1 million for the corresponding period in 2013. The increase was primarily due to a $1.4 million increase in ad valorem taxes and a $0.4 million increase in payroll taxes due to an increase in labor expenses, partially offset by a $0.5 million decrease primarily in corporate franchise taxes.
For year-to-date 2014, taxes other than income taxes were $63.2 million compared to $60.8 million for the corresponding period in 2013. The increase was primarily due to a $1.4 million increase in ad valorem taxes and a $1.0 million increase in payroll taxes due to an increase in labor expenses.
Estimated Loss on Kemper IGCC

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$268.0	N/M	$(264.0)	(24.9)
N/M – Not meaningful

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter 2014 and the third quarter 2013, estimated probable losses on the Kemper IGCC of $418.0 million and $150.0 million, respectively, were recorded at Mississippi Power. For year-to-date 2014 and year-to-date 2013, estimated probable losses on the Kemper IGCC of $798.0 million and $1.06 billion, respectively, were recorded at Mississippi Power. These losses reflect revisions of estimated costs expected to be incurred on the construction of the Kemper IGCC in excess of the $2.88 billion cost cap established by the Mississippi PSC, net of the DOE Grants and excluding the Cost Cap Exceptions.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(0.4)	(1.2)	$20.0	22.7
For year-to-date 2014, AFUDC equity was $107.7 million compared to $87.7 million for the corresponding period in 2013. The increase was primarily due to $16.8 million related to the construction of the Kemper IGCC and $3.2 million related to the Plant Daniel scrubber project. See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information regarding the Kemper IGCC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$0.7	7.9	$4.5	15.4
In the third quarter 2014, interest expense, net of amounts capitalized was $9.4 million compared to $8.7 million for the corresponding period in 2013. The increase was primarily due to a $2.5 million increase resulting from the receipt of a $75.0 million interest-bearing refundable deposit from SMEPA in January 2014 related to its pending purchase of an undivided interest in the Kemper IGCC, a $1.9 million increase related to the regulatory liability for Kemper IGCC rate recovery, and a $1.5 million increase associated with issuances of new long-term debt. These increases were partially offset by a $4.0 million increase in capitalized interest primarily resulting from AFUDC debt and carrying costs related to the Kemper IGCC and a $0.9 million decrease in interest expense associated with the redemption of long-term debt in 2013.
For year-to-date 2014, interest expense, net of amounts capitalized was $34.0 million compared to $29.5 million for the corresponding period in 2013. The increase was primarily due to a $7.3 million increase resulting from the receipt of a $75.0 million interest-bearing refundable deposit from SMEPA in January 2014 related to its pending purchase of an undivided interest in the Kemper IGCC, a $4.9 million increase related to the regulatory liability for Kemper IGCC rate recovery, and a $3.7 million increase associated with issuances of new long-term debt. These increases were partially offset by an $8.1 million increase in capitalized interest primarily resulting from AFUDC debt and carrying costs related to the Kemper IGCC and a $2.8 million decrease in interest expense associated with the redemption of long-term debt in 2013.
See Note 3 to the financial statements of Mississippi Power under "Integrated Coal Gasification Combined Cycle" in Item 8 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cycle" and Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information.
Other Income (Expense), Net

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(7.4)	N/M	$(7.3)	N/M
N/M – Not meaningful
In the third quarter 2014, other income (expense), net was $(7.8) million compared to $(0.4) million for the corresponding period in 2013. For year-to-date 2014, other income (expense), net was $(11.5) million compared to $(4.2) million for the corresponding period in 2013. These changes in expense were primarily due to a settlement with the Sierra Club in 2014. See "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
Income Taxes (Benefit)

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(106.6)	N/M	$102.2	28.8
N/M – Not meaningful
In the third quarter 2014, income tax benefits were $139.3 million compared to $32.7 million for the corresponding period in 2013. For year-to-date 2014, income tax benefits were $253.0 million compared to $355.2 million for the corresponding period in 2013. These changes were primarily related to the estimated probable losses recorded on the construction of the Kemper IGCC.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Mississippi Power's future earnings potential. The level of Mississippi Power's future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Mississippi Power's business of selling electricity. These factors include Mississippi Power's ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs during a time of increasing costs and the completion and subsequent operation of ongoing construction projects, primarily the Kemper IGCC and the Plant Daniel scrubber project. Future earnings in the near term will depend, in part, upon maintaining and growing sales which is subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth or decline in Mississippi Power's service territory. Changes in regional and global economic conditions may impact sales for Mississippi Power as the pace of the economic recovery remains uncertain. The timing and extent of the economic recovery will impact growth and may impact future earnings. For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL of Mississippi Power in Item 7 of the Form 10-K.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.
On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama and Mississippi) to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Mississippi Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs, including capital expenditures, that could impact unit retirement and replacement decisions. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates. Further, any resulting higher costs that are recovered through regulated rates could contribute to reduced demand for electricity, which could negatively impact results of operations, cash flows, and financial condition.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; the impact of future decisions regarding unit retirement and replacement, including the type and amount of any such replacement capacity; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.
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
On June 3, 2014, the Mississippi PSC approved Mississippi Power's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On October 17, 2014, Mississippi Power filed a revised compliance filing, which proposed an increase of $6.7 million in retail revenues for the period December 2014 through December 2015. The Mississippi PSC approved the revised filing on November 4, 2014.
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
On August 1, 2014, Mississippi Power entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct a scrubber on Plant Daniel Units 1 and 2. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 4, 2014, Mississippi Power, the Sierra Club, and the Mississippi PSC filed a joint motion to dismiss the appeal related to the CPCN to construct a scrubber on Plant Daniel Units 1 and 2. On August 28, 2014, the Chancery Court dismissed the appeal.
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

environmental regulations. As of September 30, 2014, $5.5 million of Plant Greene County CWIP had been reclassified as a regulatory asset. Additional costs associated with the remaining net book value of coal-related equipment will be reclassified to a regulatory asset at the time of retirement for Plants Greene County and Watson. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on Mississippi Power's financial statements. See "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
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
At September 30, 2014, the amount of under recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $13.1 million compared to over recovered retail fuel costs of $14.5 million at December 31, 2013.
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
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges against the Kemper IGCC, including the appeal to the Mississippi Supreme Court related to the 2012 MPSC CPCN. On August 4, 2014, Mississippi Power and the Sierra Club filed a joint motion to dismiss the appeal related to the 2012 MPSC CPCN, which the Mississippi Supreme Court granted on September 11, 2014. See "Other Matters – Sierra Club Settlement Agreement" and Note (B) to the Condensed Financial Statements under "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
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
The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014, and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. In accordance with a Mississippi PSC order, on August 18, 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power's analysis requested, among other things, confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of (1) the continued collection of rates as prescribed by the 2013 MPSC Rate Order (defined below), with the current recognition as revenue of the related equity return on all assets placed in service, and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account, (2) the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC, and (3) the deferral of operating costs for the combined cycle as regulatory assets. Under Mississippi Power's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" herein for additional information.
The ultimate outcome of this matter cannot be determined at this time.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power's 2010 project estimate, current cost estimate, and actual costs incurred as of September 30, 2014 for the Kemper IGCC are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at September 30, 2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.86	$4.06
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.62	0.41
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	—	—
General Exceptions	0.05	0.10	0.07
Regulatory Asset(c)(e)	—	0.18	0.10
Total Kemper IGCC(a)(c)	$2.97	$6.10	$4.97

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap.

(b)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs."

(c)	Amounts in the Current Estimate reflect costs through March 31, 2016.

(d)	Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014, net of costs related to energy sales.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs incurred as of September 30, 2014, $2.88 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $1.98 billion), $104.3 million in other regulatory assets, and $3.9 million in other deferred charges and assets in Mississippi Power's Condensed Balance Sheet herein, and $1.1 million was previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $418.0 million ($258.1 million after tax) in the third quarter 2014 and $380.0 million ($234.7 million after tax) in the first quarter 2014. These amounts are in addition to charges totaling $1.18 billion ($728.7 million after tax) recognized through December 31, 2013. The first quarter 2014 revised cost estimate primarily reflected costs related to decreases in construction labor productivity at the Kemper IGCC due in large part to adverse weather, unexpected excessive craft labor turn-over, and unanticipated installation inefficiencies, as well as additional risk related to the expected in-service date. The third quarter 2014 revised cost estimate primarily reflects costs related to the extension of the project schedule for the remainder of the Kemper IGCC (including the gasifier and the gas clean-up facilities) as a result of matters related to the time expected to be required for start-up activities and operational readiness, including enhancing the scope of specialized operator training. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $20 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, including specialized operator training, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Mississippi Power's statements of operations and these changes could be material.
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
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC and dismissed Mississippi Power's appeal of the 2012 MPSC CWIP Order (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allows Mississippi Power to secure alternate financing for costs that are not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power intends to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Seven-Year Rate Plan (described below) as approved by the Mississippi PSC. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective following completion of the Mississippi PSC's prudence review of the costs to be securitized. With the extension of the Kemper IGCC in-service date, under certain potential scenarios, the amount eligible to be securitized may exceed $1.0 billion. In that event, Mississippi Power would expect to pursue rate recovery of any additional eligible costs.
The 2013 Settlement Agreement provides that Mississippi Power may terminate the 2013 Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the 2013 Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the 2013 Settlement

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agreement. Mississippi Power continues to work with the Mississippi PSC and the Mississippi Public Utilities Staff (MPUS) to implement the requirements of the 2013 Settlement Agreement.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in January 2013, Mississippi Power filed a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013.
In March 2013, the Mississippi PSC issued a rate order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014 (2013 MPSC Rate Order). For the first nine months of 2014, $121.9 million has been collected, with $16.8 million recognized in retail revenues in Mississippi Power's Condensed Statements of Operations herein and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Mississippi Power's Condensed Balance Sheet herein. Since March 2013, $220.0 million has been collected, with $27.1 million recognized in retail revenues in Mississippi Power's Condensed Statements of Operations herein, and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Mississippi Power's Condensed Balance Sheet herein.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power will continue to record AFUDC and to comply with the 2013 MPSC Rate Order by collecting and deferring the approved rates through the in-service date unless directed to do otherwise by the Mississippi PSC.
In March 2013, a legal challenge to the 2013 MPSC Rate Order was filed by Thomas A. Blanton with the Mississippi Supreme Court, which remains pending against Mississippi Power and the Mississippi PSC. On April 22, 2014, the Mississippi Supreme Court requested further briefing in this proceeding on a number of substantive issues relating to the 2013 MPSC Rate Order. An adverse outcome could affect the rates that went into effect on March 19, 2013 and January 1, 2014 and the related amounts deferred as a regulatory liability.
See "Regulatory Assets and Liabilities" herein for additional information.
Seven-Year Rate Plan
In March 2013, Mississippi Power, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Seven-Year Rate Plan), which is still under review by the Mississippi PSC. In the Seven-Year Rate Plan, Mississippi Power proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, is integral to the Seven-Year Rate Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Seven-Year Rate Plan, Mississippi Power proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under Mississippi Power's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC will review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" herein for additional information.
The revenue requirements set forth in the Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the American Taxpayer Relief Act

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of 2012 (ATRA), which currently requires that assets be placed in service in 2014. While Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on August 9, 2014, extension of the in-service date for the remainder of the Kemper IGCC beyond 2014 results in the loss of tax benefits related to bonus depreciation under current law. The estimated value to retail customers of the bonus depreciation tax benefits not associated with the combined cycle and the associated common facilities portion of the Kemper IGCC is approximately $130 million to $160 million.
Mississippi Power plans to further revise the Seven-Year Rate Plan to reflect changes including the revised in-service date, the change in expected benefits relating to investment tax credits, various other revenue requirement items, and other tax matters, including bonus depreciation, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. The impact of these revisions for the average annual retail revenue requirement is estimated to be an increase of approximately $60 million to $70 million through 2020. The revision of the Seven-Year Rate Plan is also expected to reflect rate mitigation options identified by Mississippi Power, including Section 174 Research and Experimental (R&E) tax deductions, that, if approved by the Mississippi PSC, would result in no change to the total customer rate impacts contemplated in the original Seven-Year Rate Plan. See "Income Tax Matters" herein for additional information.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC could have an adverse impact on the Seven-Year Rate Plan, including the inability to recover items considered as Cost Cap Exceptions.
In the event that the Mississippi PSC does not approve or Mississippi Power withdraws the Seven-Year Rate Plan, as ultimately revised, Mississippi Power would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at September 30, 2014 of $6.10 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Seven-Year Rate Plan, as ultimately amended or revised, and securitization are finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the MPUS. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, interest costs on Kemper assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
On August 18, 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of September 30, 2014, the regulatory asset balance associated with the Kemper IGCC was $104.3 million. The projected balance at March 31, 2016 is estimated to total approximately $180 million. The amortization period of 40 years proposed by Mississippi Power for any such costs approved for recovery remains subject to approval by the Mississippi PSC.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014. Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. To comply with the 2013 MPSC Rate Order, Mississippi Power is deferring the collections under the approved rates through the in-service date in a regulatory liability to be amortized and used to mitigate customer rate impacts after the Kemper IGCC is placed in service. Mississippi Power is accruing interest costs on the unamortized balance of such regulatory liability for the benefit of retail customers. The disposition of the regulatory liability will be determined by the Mississippi PSC in future cost recovery mechanism proceedings.
Lignite Mine and CO2 Pipeline Facilities
In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site. The mine started commercial operation in June 2013.
In 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is operating and managing the mining operations. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, Mississippi Power currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. See Note 1 to the financial statements of Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
In addition, Mississippi Power has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. Mississippi Power has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that Mississippi Power does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While Mississippi Power has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination could result in a material reduction in future by-product sales revenues and could have a material financial impact on Mississippi Power to the extent Mississippi Power is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement (APA) whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the APA whereby Mississippi Power and SMEPA agreed to amend the power supply agreement entered into by the parties in April 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the April 2011 power supply agreement were $17.5 million in 2013. In December 2013, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2012 and on January 2, 2014, Mississippi Power received $150 million and $75 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Given the interest-bearing nature of the deposit and SMEPA's ability to request a refund, the deposits have been presented as a current liability in Mississippi Power's Condensed Balance Sheets herein and as financing proceeds in Mississippi Power's Condensed Statements of Cash Flows herein. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA agreed in principle with respect to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The parties agreed to further amend the APA as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price for development and construction costs, net of the Cost Cap Exceptions; title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the plant's in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date.
The letter agreement also provides for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service. In addition, if the parties approve an amendment to the APA incorporating the terms of the letter agreement but do not execute the amendment before December 31, 2014, the parties agreed to extend the current APA through December 31, 2015.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement incorporating the principles of the amended APA, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
On October 9, 2014, Mississippi Power received an additional $50 million deposit from SMEPA to be applied to the purchase.
The ultimate outcome of these matters cannot be determined at this time.
Income Tax Matters
See Note (B) to the Condensed Financial Statements under "Integrated Coal Gasification Combined Cycle" herein for additional information about the Kemper IGCC. The ultimate outcome of these tax matters cannot be determined at this time.
Bonus Depreciation
In January 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which will apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC that were placed in service on August 9, 2014. The estimated cash flow benefit is approximately $100 million.
Investment Tax Credits
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through September 30, 2014, Mississippi Power had recorded tax benefits

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

totaling $276.4 million for the Phase II credits, of which approximately $140 million have been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
Section 174 Research and Experimental Deduction
For the 2013 tax year, Southern Company included in its consolidated federal income tax return a deduction for R&E expenditures related to the Kemper IGCC. Due to the uncertainty related to this tax position, Mississippi Power recorded an unrecognized tax benefit of approximately $100 million as of September 30, 2014. See Note (G) to the Condensed Financial Statements under "Unrecognized Tax Benefits" herein for additional information.
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
Sierra Club Settlement Agreement
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw all appeals associated with certification of the Kemper IGCC and the Plant Daniel Units 1 and 2 scrubber project, which the applicable courts granted in the third quarter 2014.
Under the Sierra Club Settlement Agreement, Mississippi Power agreed to, among other things, fund a $15 million grant payable over a 15-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In accordance with the Sierra Club Settlement Agreement, Mississippi Power paid $7 million in the third quarter 2014, recognized in other income (expense), net in Mississippi Power's Condensed Statements of Operations herein. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See "PSC Matters – Environmental Compliance Overview Plan" herein for additional information.
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
Kemper IGCC Estimated Construction Costs, Project Completion Date, and Rate Recovery
During 2014, Mississippi Power further extended the scheduled in-service date for the Kemper IGCC to the first half of 2016 and revised its cost estimate to complete construction and start-up of the Kemper IGCC to an amount that exceeds the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Mississippi Power does not intend to seek any rate recovery or any joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions.
As a result of the revisions to the cost estimate, Mississippi Power recorded total pre-tax charges to income for the estimated probable losses on the Kemper IGCC of $418.0 million ($258.1 million after tax) in the third quarter 2014, $380.0 million ($234.7 million after tax) in the first quarter 2014, $40.0 million ($24.7 million after tax) in the fourth quarter 2013, $150.0 million ($92.6 million after tax) in the third quarter 2013, $450.0 million ($277.9 million after tax) in the second quarter 2013, $462.0 million ($285.3 million after tax) in the first quarter 2013, and $78.0 million ($48.2 million after tax) in the fourth quarter 2012. In the aggregate, Mississippi Power has incurred charges of $1.98 billion ($1.22 billion after tax) as a result of changes in the cost estimate for the Kemper IGCC through September 30, 2014.
Mississippi Power has experienced, and may continue to experience, material changes in the cost estimate for the Kemper IGCC. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions will be reflected in Mississippi Power's statements of operations and these changes could be material. Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, including specialized operator training, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations.
Mississippi Power's revised cost estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $20 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" of Mississippi Power in Item 7 of the Form 10-K and FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle" herein for additional information. Earnings for the nine months ended September 30, 2014 were negatively affected by revisions to the cost estimate for the Kemper IGCC; however, Mississippi Power's financial condition remained stable at September 30, 2014 as a result of capital contributions to Mississippi Power by Southern Company.
Through September 30, 2014, Mississippi Power has incurred non-recoverable cash expenditures of $1.18 billion and is expected to incur approximately $0.8 billion in additional non-recoverable cash expenditures through completion of the Kemper IGCC.
During the first nine months of 2014, Mississippi Power received $310.0 million in equity contributions and a $220.0 million loan from Southern Company which was repaid on September 29, 2014. In October 2014, Mississippi Power received an additional $100 million in equity contributions from Southern Company. Mississippi Power intends to continue to monitor its access to short-term and long-term capital markets and bank credit arrangements. Management intends to utilize equity contributions and/or loans from Southern Company and cash, as well as commercial paper, lines of credit, and bank notes as market conditions permit, to fund Mississippi Power's capital needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
Net cash provided from operating activities totaled $504.7 million for the first nine months of 2014, an increase of $218.0 million as compared to the corresponding period in 2013. The increase in cash provided from operating activities is primarily due to Kemper IGCC collections that are being deferred for future rate mitigation, a decrease in receivables, and increases in accounts payable and accrued compensation, partially offset by investment tax credits related to the Kemper IGCC, income taxes primarily related to the Kemper IGCC, lower fuel inventory additions compared to the prior year, and an increase in under-recovered regulatory clause revenue. Net cash used for investing activities totaled $1.0 billion for the first nine months of 2014 primarily due to gross property additions related to the Kemper IGCC and the Plant Daniel scrubber project. Net cash provided from financing activities totaled $490.1 million for the first nine months of 2014 primarily due to an increase in equity contributions, the issuance of bank notes, and the receipt of an additional SMEPA deposit, partially offset by a return of paid in capital. Fluctuations in cash flow from financing activities vary from period to period based on capital needs and the maturity or redemption of securities. See FUTURE EARNINGS POTENTIAL – "Integrated Coal Gasification Combined Cycle – Rate Recovery of Kemper IGCC Costs," " – Regulatory Assets and Liabilities," and " – Proposed Sale of Undivided Interest to SMEPA" herein for additional information.
Significant balance sheet changes for the first nine months of 2014 include an increase in securities due within one year of $798.0 million and a decrease in long-term debt of $533.7 million, primarily due to bank loans maturing by the end of the third quarter 2015, as well as an increase in the interest-bearing refundable deposit from SMEPA of

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$75 million. See "Sources of Capital" herein for additional information. Total property, plant, and equipment increased $212.4 million, other regulatory asset, deferred increased $54.8 million, and other regulatory liabilities, deferred increased $122.7 million primarily due to the Kemper IGCC. Additional changes included an increase in prepaid income taxes of $128.0 million, an increase in accrued income taxes of $86.4 million, and an increase in deferred charges related to income taxes of $57.4 million primarily related to R&E tax deductions and investment tax credits related to the Kemper IGCC. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein for additional information. Total common stockholder's equity decreased $155.5 million primarily due to the estimated probable loss on the Kemper IGCC partially offset by the receipt of $310.0 million in capital contributions from Southern Company.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Mississippi Power in Item 7 of the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, including estimated capital expenditures for new generating resources and to comply with existing environmental statutes and regulations, scheduled maturities of long-term debt, as well as related interest, leases, purchase commitments, derivative obligations, preferred stock dividends, trust funding requirements, and unrecognized tax benefits. Approximately $812 million will be required through September 30, 2015 to fund maturities of long-term debt.
The construction program of Mississippi Power is currently estimated to be $1.5 billion for 2014, $804 million for 2015, and $324 million for 2016, which includes expenditures related to the construction and start-up of the Kemper IGCC of $1.3 billion for 2014, $551 million for 2015, and $75 million for 2016. The amounts related to the construction and start-up of the Kemper IGCC exclude SMEPA's proposed acquisition of a 15% ownership share of the Kemper IGCC for approximately $569 million (including construction costs for all prior periods relating to its proposed ownership interest).
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

MISSISSIPPI POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mississippi Power's current liabilities exceeded current assets by approximately $1 billion at September 30, 2014, primarily because of securities due within one year. Management intends to utilize equity contributions and/or loans from Southern Company and cash, as well as commercial paper, lines of credit, and bank notes as market conditions permit, to fund Mississippi Power's capital needs.
At September 30, 2014, Mississippi Power had approximately $89.9 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2014 were as follows:

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
A portion of the $300 million unused credit arrangements with banks is allocated to provide liquidity support to Mississippi Power's variable rate pollution control revenue bonds and commercial paper borrowings. The amount of variable rate pollution control revenue bonds outstanding requiring liquidity support as of September 30, 2014 was approximately $40.1 million.
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
Mississippi Power had no commercial paper or short-term debt outstanding during the three-month period ended September 30, 2014.
Credit Rating Risk
Mississippi Power does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change to below BBB- and/or Baa3. These contracts are for physical electricity sales, fuel transportation and storage, and energy price risk management. At September 30, 2014, the maximum potential collateral requirements under these contracts at a rating below BBB- and/or Baa3 were approximately $259 million. Included in these amounts are certain agreements that could require collateral in the event that one or more Southern Company system power pool participants has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, any credit rating downgrade could impact Mississippi Power's ability to access capital markets, particularly the short-term debt market and the variable rate pollution control revenue bond market.

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
In 2012, January 2014, and subsequent to September 30, 2014, Mississippi Power received $150 million, $75 million, and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. Until the sale is closed, the deposits bear interest at Mississippi Power's AFUDC rate adjusted for income taxes, which was 10.132% per annum for the period ended September 30, 2014 and 9.932% per annum for 2013, and are refundable to SMEPA upon termination of the asset purchase agreement related to such purchase or within 15 days of a request by SMEPA for a full or partial refund. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
In May 2014, Mississippi Power issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Mississippi Power's construction program. This loan was repaid on September 29, 2014.
In May 2014 and August 2014, the Mississippi Business Finance Corporation (MBFC) issued $12.3 million and $10.5 million, respectively, aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of Mississippi Power and proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. Any future issuances of the Series 2013A bonds will be used for this same purpose. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" of Mississippi Power in Item 7 of the Form 10-K for additional information.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Mississippi Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

SOUTHERN POWER COMPANY
AND SUBSIDIARY COMPANIES

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating Revenues:
Wholesale revenues, non-affiliates	$331,878	$265,752	$870,093	$705,828
Wholesale revenues, affiliates	102,631	96,795	242,527	263,624
Other revenues	747	2,220	2,293	5,517
Total operating revenues	435,256	364,767	1,114,913	974,969
Operating Expenses:
Fuel	178,281	133,464	420,896	363,466
Purchased power, non-affiliates	28,156	19,673	72,643	56,553
Purchased power, affiliates	12,796	7,011	58,475	21,158
Other operations and maintenance	46,347	41,309	168,392	154,920
Depreciation and amortization	59,508	41,094	162,524	126,152
Taxes other than income taxes	5,458	5,719	16,842	16,526
Total operating expenses	330,546	248,270	899,772	738,775
Operating Income	104,710	116,497	215,141	236,194
Other Income and (Expense):
Interest expense, net of amounts capitalized	(22,983)	(12,961)	(66,952)	(53,923)
Other income (expense), net	5,511	(791)	5,596	(2,739)
Total other income and (expense)	(17,472)	(13,752)	(61,356)	(56,662)
Earnings Before Income Taxes	87,238	102,745	153,785	179,532
Income taxes	21,960	17,592	22,177	37,265
Net Income	65,278	85,153	131,608	142,267
Less: Net income attributable to noncontrolling interest	1,647	—	3,694	—
Net Income Attributable to Southern Power Company	$63,631	$85,153	$127,914	$142,267
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$65,278	$85,153	$131,608	$142,267
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $-, $(1) and $-, respectively	(1)	—	(1)	—
Reclassification adjustment for amounts included in net income, net of tax of $52, $213, $115 and $2,310 respectively	84	338	281	3,619
Total other comprehensive income (loss)	83	338	280	3,619
Less: Comprehensive income attributable to noncontrolling interest	1,647	—	3,694	—
Comprehensive Income Attributable to Southern Power Company	$63,714	$85,491	$128,194	$145,886
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$131,608	$142,267
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	158,264	131,955
Deferred income taxes	(6,340)	83,331
Investment tax credits	38,215	(25,137)
Deferred revenues	(2,452)	3,136
Other, net	3,853	962
Changes in certain current assets and liabilities —
-Receivables	(62,757)	(28,486)
-Fossil fuel stock	(1,565)	881
-Materials and supplies	(3,455)	(5,902)
-Prepaid income taxes	38,716	(12,485)
-Other current assets	(720)	(2,017)
-Accounts payable	26,989	(4,282)
-Accrued taxes	62,124	12,550
-Accrued interest	(13,451)	(8,306)
-Other current liabilities	2,000	235
Net cash provided from operating activities	371,029	288,702
Investing Activities:
Plant acquisition	(217,547)	(111,600)
Property additions	(14,782)	(463,873)
Change in construction payables	(3,282)	292
Payments pursuant to long-term service agreements	(41,782)	(40,978)
Investment in restricted cash	(166)	(20,000)
Other investing activities	(9,996)	(1,724)
Net cash used for investing activities	(287,555)	(637,883)
Financing Activities:
Increase in notes payable, net	19,995	120,798
Proceeds —
Senior notes	—	300,000
Capital contributions	(3,628)	1,897
Other long-term debt	10,199	22,722
Repayments — Other long-term debt	(818)	(220)
Distributions to noncontrolling interest	(150)	(146)
Contributions from noncontrolling interest	7,492	16,802
Payment of common stock dividends	(98,340)	(96,840)
Other financing activities	(184)	(2,287)
Net cash provided from (used for) financing activities	(65,434)	362,726
Net Change in Cash and Cash Equivalents	18,040	13,545
Cash and Cash Equivalents at Beginning of Period	68,744	28,592
Cash and Cash Equivalents at End of Period	$86,784	$42,137
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $(113) and $7,682 capitalized for 2014 and 2013, respectively)	$78,496	$55,190
Income taxes, net	(91,193)	(6,518)
Noncash transactions — accrued property additions at end of period	549	36,370
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$86,784	$68,744
Receivables —
Customer accounts receivable	103,740	73,497
Other accounts receivable	9,107	3,983
Affiliated companies	46,089	38,391
Fossil fuel stock, at average cost	20,743	19,178
Materials and supplies, at average cost	58,234	54,780
Prepaid service agreements — current	30,996	81,206
Prepaid income taxes	47,374	54,732
Other prepaid expenses	8,518	7,915
Assets from risk management activities	810	182
Total current assets	412,395	402,608
Property, Plant, and Equipment:
In service	4,941,745	4,696,134
Less accumulated provision for depreciation	981,568	871,963
Plant in service, net of depreciation	3,960,177	3,824,171
Construction work in progress	11,329	9,843
Total property, plant, and equipment	3,971,506	3,834,014
Other Property and Investments:
Goodwill	1,839	1,839
Other intangible assets, net of amortization of $7,583 and $5,614 at September 30, 2014 and December 31, 2013, respectively	47,787	43,505
Total other property and investments	49,626	45,344
Deferred Charges and Other Assets:
Prepaid long-term service agreements	83,403	73,676
Other deferred charges and assets — affiliated	2,556	4,605
Other deferred charges and assets — non-affiliated	89,097	68,853
Total deferred charges and other assets	175,056	147,134
Total Assets	$4,608,583	$4,429,100
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2014	At December 31, 2013
	(in thousands)
Current Liabilities:
Securities due within one year	$531,184	$599
Notes payable	19,995	—
Accounts payable —
Affiliated	89,853	56,661
Other	11,842	20,747
Accrued taxes —
Accrued income taxes	8,939	161
Other accrued taxes	13,115	2,662
Accrued interest	14,901	28,352
Other current liabilities	6,549	18,492
Total current liabilities	696,378	127,674
Long-term Debt	1,098,078	1,619,241
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	749,528	724,390
Accumulated deferred investment tax credits	396,020	340,269
Deferred capacity revenues — affiliated	26,989	15,279
Other deferred credits and liabilities — affiliated	858	1,621
Other deferred credits and liabilities — non-affiliated	10,740	7,896
Total deferred credits and other liabilities	1,184,135	1,089,455
Total Liabilities	2,978,591	2,836,370
Redeemable Noncontrolling Interest	39,813	28,778
Common Stockholder's Equity:
Common stock, par value $.01 per share —
Authorized — 1,000,000 shares
Outstanding — 1,000 shares	—	—
Paid-in capital	1,025,407	1,029,035
Retained earnings	561,573	531,998
Accumulated other comprehensive income	3,199	2,919
Total common stockholder's equity	1,590,179	1,563,952
Total Liabilities and Stockholder's Equity	$4,608,583	$4,429,100
The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 vs. THIRD QUARTER 2013
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
Southern Power and Turner Renewable Energy, LLC (TRE), through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Adobe Solar, LLC (Adobe) and Macho Springs Solar, LLC (Macho Springs) on April 17, 2014 and May 22, 2014, respectively. The two solar facilities began commercial operation in May 2014 with the approximate 20-MW Adobe solar photovoltaic facility serving a PPA with Southern California Edison (SCE) through 2034 and the approximate 50-MW Macho Springs solar photovoltaic facility serving a PPA with El Paso Electric Company (EPE) also through 2034.
Subsequent to September 30, 2014, Southern Power, through its wholly-owned subsidiary SG2 Holdings, LLC (Holdings), acquired all of the outstanding membership interests of SG2 Imperial Valley, LLC (SG2) from a wholly-owned subsidiary of First Solar, Inc. (First Solar), the developer of the project. SG2 is constructing an approximately 150-MW solar photovoltaic facility in Southern California (Imperial Facility), which is expected to begin commercial operation later in the fourth quarter 2014. Prior to commercial operation, subject to certain terms and conditions, including the payment of additional agreed upon capital contributions, First Solar will become a non-controlling minority member of Holdings. The Imperial Facility's output is contracted under a 25-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy.
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
RESULTS OF OPERATIONS
Net Income

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$(21.6)	(25.3)	$(14.4)	(10.1)
Net income attributable to Southern Power for the third quarter 2014 was $63.6 million compared to $85.2 million for the corresponding period in 2013. The decrease was primarily due to an increase in depreciation, lower capitalized interest due to reduced construction, and lower ITCs in income taxes, partially offset by an increase in energy revenue from non-affiliates primarily due to increased revenue from new solar contracts.
Net income for year-to-date 2014 was $127.9 million compared to $142.3 million for the corresponding period in 2013. The decrease was primarily due to a decrease in capacity revenues, increased depreciation arising from new

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

solar facilities, lower ITCs in income taxes, and lower capitalized interest due to reduced construction. The decrease was partially offset by an increase in energy revenue from non-affiliates primarily from new solar contracts and beneficial changes in certain state income taxes.
Wholesale Revenues – Non-Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$66.1	24.9	$164.3	23.3
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
Details of the changes in wholesale revenues from non-affiliates were as follows:

	Third Quarter 2014		Year-to-Date 2014
	(in millions)	(% change)	(in millions)	(% change)
Wholesale Revenues – Non-Affiliates, prior year	$265.8		$705.8
Change resulting from -
Capacity	(4.4)	(1.6)	(10.0)	(1.4)
Energy – solar	20.0	7.5	60.3	8.5
Energy – other	50.5	19.0	114.0	16.2
Wholesale Revenues – Non-Affiliates, current year	$331.9	24.9%	$870.1	23.3%
The increase in energy – solar was primarily a result of new solar PPAs. The increase in energy – other, primarily from gas plants, arose from requirements contracts, increased revenue from existing contracts, and energy sales not under PPAs, primarily as a result of higher demand. The increases were offset by a decrease in capacity revenues primarily as a result of periodic scheduled adjustments to requirements contracts. The increase in energy sales reflects a 4.6% and 16.9% increase in the average price of energy and a 47.0% and 26.8% increase in KWH sales for the third quarter and year-to-date 2014, respectively.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5.8	6.0	$(21.1)	(8.0)
Wholesale revenues from sales to affiliate companies will vary depending on demand and the availability and cost of generating resources at each company. Sales to affiliate companies that are not covered by PPAs are made in accordance with the IIC, as approved by the FERC.
Wholesale revenues from affiliates for the third quarter 2014 were $102.6 million compared to $96.8 million for the corresponding period in 2013. The increase was the result of a $9.3 million increase in energy revenue, primarily due to an increase in energy sales under the IIC, reflecting a 13.2% increase in the average price of energy, primarily as a result of higher natural gas prices. This increase was partially offset by a $3.5 million decrease in capacity revenue as a result of the completion of an existing contract for Plant Dahlberg.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale revenues from affiliates for year-to-date 2014 were $242.5 million compared to $263.6 million for the corresponding period in 2013. The decrease was the result of a decrease in energy revenue, primarily due to a $24.2 million decrease in energy sales under the IIC, reflecting a 25.2% decrease in KWH sales, primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. Also contributing to the decrease was a $4.6 million decrease in capacity revenue as a result of the completion of an existing contract for Plant Dahlberg. The decrease was partially offset by a $7.7 million increase in energy revenues under existing contracts, reflecting a 21.7% increase in the average price of energy and a 14.2% increase in KWH sales, primarily as a result of higher natural gas prices and increased demand.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Power Sales Agreements" of Southern Power in Item 7 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$44.9	33.6	$57.4	15.8
Purchased power – non-affiliates	8.4	42.9	16.1	28.6
Purchased power – affiliates	5.8	82.8	37.3	175.8
Total fuel and purchased power expenses	$59.1		$110.8
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
In the third quarter 2014, total fuel and purchased power expenses were $219.2 million compared to $160.1 million for the corresponding period in 2013. Fuel and purchased power expenses increased $59.1 million reflecting a 13.7% increase in the average cost of natural gas and a 14.2% increase in the average cost of purchased power primarily as a result of higher natural gas prices and the availability of lower cost affiliate power. This increase also reflects a 19.1% increase in the volume of KWHs purchased and generated primarily as a result of higher demand.
For year-to-date 2014, total fuel and purchased power expenses were $552.0 million compared to $441.2 million for the corresponding period in 2013. Fuel and purchased power expenses increased $110.8 million reflecting a 24.2% increase in the average cost of natural gas and a 20.1% increase in the average cost of purchased power primarily as a result of higher natural gas prices and the availability of lower cost affiliate power.
Fuel
In the third quarter 2014, fuel expense was $178.3 million compared to $133.4 million for the corresponding period in 2013. The increase was due to a $22.5 million increase associated with the higher average cost of fuel per KWH generated primarily due to higher average natural gas prices and a $22.4 million increase associated with the volume of KWHs generated primarily due to higher demand.
For year-to-date 2014, fuel expense was $420.9 million compared to $363.5 million for the corresponding period in 2013. The increase was due to a $79.1 million increase associated with the higher average cost of fuel per KWH

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generated primarily due to higher average natural gas prices, partially offset by a $21.7 million decrease associated with the volume of KWHs generated primarily as a result of the availability of lower cost affiliate power.
Purchased Power
In the third quarter 2014, purchased power expense was $40.9 million compared to $26.7 million for the corresponding period in 2013. The increase was due to a $9.1 million increase associated with the volume of KWHs purchased due to the availability of lower cost affiliate power and a $5.1 million increase associated with the average cost of purchased power, primarily as a result of higher natural gas prices.
For year-to-date 2014, purchased power expense was $131.1 million compared to $77.7 million for the corresponding period in 2013. The increase was due to a $31.5 million increase associated with the volume of KWHs purchased due to the availability of lower cost affiliate power and a $21.9 million increase associated with the average cost of purchased power, primarily as a result of higher natural gas prices.
Other Operations and Maintenance Expenses

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$5.0	12.2	$13.5	8.7
In the third quarter 2014, other operations and maintenance expenses were $46.3 million compared to $41.3 million for the corresponding period in 2013. For year-to-date 2014, other operations and maintenance expenses were $168.4 million compared to $154.9 million for the corresponding period in 2013. The increases were primarily due to scheduled outage and maintenance related costs and increases in labor costs, as well as costs associated with the new solar plants.
Depreciation and Amortization

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$18.4	44.8	$36.3	28.8
In the third quarter 2014, depreciation and amortization was $59.5 million compared to $41.1 million for the corresponding period in 2013. For year-to-date 2014, depreciation and amortization was $162.5 million compared to $126.2 million for the corresponding period in 2013. The increases were primarily due to an increase in depreciation expense related to solar facilities being placed in service in 2013 and 2014 and additional component depreciation as a result of production being greater during the summer months.
See Note (A) to the Condensed Financial Statements herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$10.0	77.3	$13.0	24.2
In the third quarter 2014, interest expense, net of amounts capitalized was $23.0 million compared to $13.0 million for the corresponding period in 2013. For year-to-date 2014, interest expense, net of amounts capitalized was $66.9 million compared to $53.9 million for the corresponding period in 2013. The increases were primarily due to a decrease in capitalized interest due to reduced construction activities in 2014 and the issuance of senior notes in July 2013.

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$6.3	N/M	$8.3	N/M
N/M – Not meaningful
In the third quarter 2014, other income (expense), net was $5.5 million compared to $(0.8) million for the corresponding period in 2013. For year-to-date 2014, other income (expense), net was $5.6 million compared to $(2.7) million for the corresponding period in 2013. The increases were primarily due to the recognition of a bargain purchase gain arising from a solar acquisition.
See Note (I) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2014 vs. Third Quarter 2013		Year-to-Date 2014 vs. Year-to-Date 2013
(change in millions)	(% change)	(change in millions)	(% change)
$4.4	24.8	$(15.1)	(40.5)
In the third quarter 2014, income taxes were $22.0 million compared to $17.6 million for the corresponding period in 2013. The increase was primarily due to lower ITC-related items and state apportionment changes, partially offset by lower pretax income and an increase in state income tax credits.
For year-to-date 2014, income taxes were $22.2 million compared to $37.3 million for the corresponding period in 2013. The decrease was primarily due to lower pretax income, the impact of state apportionment changes reducing Southern Power's deferred tax liabilities resulting from the addition of new plants placed in service in 2014 and 2013, a change to the income tax filing method for North Carolina, an increase in state income tax credits, and beneficial changes in certain state income tax laws partially offset by lower ITC-related items.
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
On April 29, 2014, the U.S. Supreme Court overturned the U.S. Court of Appeals for the District of Columbia Circuit's August 2012 decision to vacate CSAPR and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings. On October 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA's motion to lift the stay on CSAPR implementation and approved a revised schedule under which the first phase of the rule will go into effect beginning January 1, 2015. The Southern Company system has developed and continually updates a comprehensive environmental compliance strategy to assess compliance obligations associated with current and proposed environmental requirements, including CSAPR. The ultimate financial and unit operational impact of the rule cannot be determined at this time and is dependent on the outcome of further legal proceedings, the manner in which the EPA and the states implement the final rule, and the development of related emissions allowance markets.
On September 17, 2014, the EPA published a supplemental proposal for the SSM rule. The EPA previously entered into a revised settlement agreement requiring the EPA to finalize the proposed rules by May 22, 2015. The proposed rule would require states subject to the rule (including Alabama, Florida, Georgia, and North Carolina) to revise their SSM provisions within 18 months after issuance of the final rule. The ultimate impact of the proposed SSM rule will depend on the specific provisions of the final rule, the development and implementation of rules at the state level, and the outcome of any legal challenges and cannot be determined at this time.
The ultimate outcome of these matters cannot be determined at this time.
Water Quality
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Statutes and Regulations – Water Quality" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's rulemaking for cooling water intake structures.
On August 15, 2014, the EPA published a final rule establishing standards for reducing effects on fish and other aquatic life caused by new and existing cooling water intake structures at existing power plants and manufacturing facilities, which became effective October 14, 2014. The ultimate outcome of this final rule will depend on the results of additional studies and implementation of the rule by state regulators, but could result in additional capital and operational costs associated with changes to existing intake structures and cooling systems and increased costs associated with the construction of new generating units. The ultimate impact of this rule will depend on the outcome of any legal challenges and cannot be determined at this time.
Global Climate Issues
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" of Southern Power in Item 7 of the Form 10-K for additional information regarding the EPA's current and proposed regulation of GHG emissions under the Clean Air Act.
On June 18, 2014, the EPA published the proposed Clean Power Plan, setting forth guidelines for states to develop plans to address CO2 emissions from existing fossil fuel-fired electric generating units. The EPA's proposed guidelines establish state-specific interim and final CO2 emission rate goals to be achieved between 2020 and 2029 and in 2030 and thereafter. The EPA also published proposed CO2 performance standards for modified and

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reconstructed fossil fuel-fired electric generating units. The proposed guidelines and standards could result in operational restrictions and material compliance costs. Also, additional compliance costs could affect results of operations, cash flows, and financial condition if such costs are not recovered through market-based contracts.
On October 28, 2014, the EPA issued a notice of data availability related to the proposed Clean Power Plan, which was not intended to revise the EPA's proposal but to provide the public with an opportunity to consider and comment on technical issues and data related to the guidelines. The Southern Company system expects to file comments with the EPA at or prior to the EPA's December 1, 2014 extended deadline. These comments may include a preliminary estimated cost of complying with the proposed guidelines utilizing one of the EPA's compliance scenarios. These costs could be significant to the utility industry and the Southern Company system. However, the ultimate financial and operational impact of the Clean Power Plan proposed guidelines on the Southern Company system cannot be determined at this time and will be dependent upon numerous factors. These factors include: the structure, timing, and content of the EPA's final guidelines; individual state implementation of these guidelines, including the potential that state implementation plans impose different standards; additional rulemaking activities in response to legal challenges and court decisions; the impact of future changes in generation and emissions-related technology and costs; and the time periods over which compliance will be required.
On June 23, 2014, the U.S. Supreme Court struck down a portion of the EPA's program for GHG permitting under the Prevention of Significant Deterioration and Title V operating permit programs, holding that a facility's GHG emissions alone could not trigger a requirement to obtain a permit and that the EPA did not have the authority to tailor the statutory permitting thresholds. The ultimate impact of the U.S. Supreme Court's decision cannot be determined at this time.
Acquisitions
Adobe Solar, LLC
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Acquisitions" of Southern Power in Item 7 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for additional information.
On April 17, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Adobe from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar photovoltaic facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and the entire output of the plant is contracted under a 20-year PPA with SCE.
Macho Springs Solar, LLC
On May 22, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and the entire output of the plant is contracted under a 20-year PPA with EPE. See Note (I) to the Condensed Financial Statements herein for additional information.
SG2 Imperial Valley, LLC
Subsequent to September 30, 2014, Southern Power, through its wholly-owned subsidiary Holdings, acquired all of the outstanding membership interests of SG2 from a wholly-owned subsidiary of First Solar, the developer of the project. SG2 is constructing the Imperial Facility, an approximately 150-MW solar photovoltaic facility in Southern California, which is expected to begin commercial operation later in the fourth quarter 2014. The Imperial Facility's output is contracted under a 25-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy.
In connection with this acquisition, Holdings made an aggregate payment (consisting of cash consideration and a secured promissory note) of approximately $128 million to the subsidiary of First Solar and became obligated to pay the contract price as it becomes due under the construction contract for the Imperial Facility. In addition, subject to certain terms and conditions, a subsidiary of First Solar will be admitted as a minority member of Holdings, and

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsidiaries of each of Southern Power and First Solar, as members of Holdings, will make capital contributions to Holdings that will be used to pay off the previously issued secured promissory note and to fund the Imperial Facility's construction costs. As a result of these capital contributions, the aggregate purchase price payable by Southern Power for the acquisition is approximately $508 million. Following these capital contributions, Southern Power will indirectly own 100% of the class A membership interests of Holdings and be entitled to 51% of all cash distributions from Holdings, and First Solar will indirectly own 100% of the class B membership interests of Holdings and be entitled to 49% of all cash distributions from Holdings. In addition, Southern Power will be entitled to substantially all of the federal tax benefits with respect to this transaction.
If the Imperial Facility does not achieve substantial completion by a certain date, Southern Power may require that First Solar make a rescission payment to Southern Power in an amount equal to Southern Power's investment in Holdings, and Southern Power would be required to transfer its ownership interests in SG2 back to First Solar.
The ultimate outcome of this matter cannot be determined at this time.
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
Southern Power has assumed or entered into additional PPAs during the past nine months primarily in connection with its acquisitions of solar facilities. The coverage ratio of its available capacity for the next five years and the next 10 years has not changed materially as of September 30, 2014 from the period ended December 31, 2013.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
Southern Power's financial condition remained stable at September 30, 2014. Southern Power intends to continue to monitor its access to short-term and long-term capital markets as well as its bank credit arrangements as needed to meet future capital and liquidity needs. See "Sources of Capital" herein for additional information on lines of credit.
Net cash provided from operating activities totaled $371.0 million for the first nine months of 2014, an increase of $82.3 million as compared to the first nine months of 2013. The increase in cash provided from operating activities was primarily due to cash received for ITCs related to new plants placed in service in 2013 and 2014. Net cash used for investing activities totaled $287.6 million for the first nine months of 2014 primarily due to expenditures related to the acquisitions of Adobe and Macho Springs and payments pursuant to long-term service agreements. Net cash used for financing activities totaled $65.4 million for the first nine months of 2014 primarily due to the payment of common stock dividends. Fluctuations in cash flow from financing activities vary year to year based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for the first nine months of 2014 include a $136.0 million increase in plant in service, net of depreciation primarily due to the acquisitions of Adobe and Macho Springs. Other significant changes, which were primarily the result of the timing and amount of ITCs recognized in 2014 as compared to 2013, include a $55.8 million increase in accumulated deferred investment tax credits, and a $25.1 million increase in accumulated deferred income taxes. Additionally, there was a $20.0 million increase in notes payable for commercial paper and a $33.2 million increase in affiliated accounts payable.
Capital Requirements and Contractual Obligations
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Capital Requirements and Contractual Obligations" of Southern Power in Item 7 of the Form 10-K for a description of Southern Power's capital requirements for its construction program, scheduled maturities of long-term debt, as well as the related interest, leases, derivative obligations, purchase commitments, and unrecognized tax benefits. Approximately $525 million will be required through September 30, 2015 to fund maturities of long-term debt.
The construction program is subject to periodic review and revision. These amounts include estimates for potential plant acquisitions and new construction as well as ongoing capital improvements and work to be performed under long-term service agreements. Planned expenditures for plant acquisitions may vary due to market opportunities and Southern Power's ability to execute its growth strategy. Capital expenditures of Southern Power are currently estimated to be approximately $800 million for 2014, which includes expenditures related to the acquisition of SG2 of approximately $508 million. See Note (I) to the Condensed Financial Statements herein for additional information. Actual construction costs may vary from these estimates because of changes in factors such as: business conditions; environmental statutes and regulations; FERC rules and regulations; load projections; legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; and the cost of capital.

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
To meet liquidity and capital resource requirements, Southern Power had at September 30, 2014 cash and cash equivalents of approximately $86.8 million and Southern Power Company had a committed credit facility of $500 million (Facility) expiring in 2018, of which $499 million is unused.
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
Details of short-term borrowings were as follows:

	Commercial Paper at the End of the Period		Commercial Paper During the Period(a)
	Amount Outstanding	Weighted Average Interest Rate	Average Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
September 30, 2014:	$20	0.3%	$44	0.3%	$83
(a) Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2014.
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

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maximum potential collateral requirements under these contracts at September 30, 2014 were as follows:

Credit Ratings	Maximum Potential Collateral Requirements
(in millions)
At BBB and Baa2	$9
At BBB- and/or Baa3	318
Below BBB- and/or Baa3	1,018
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
Financing Activities
During the nine months ended September 30, 2014, Southern Power prepaid $0.8 million of long-term debt payable to TRE and issued $3.9 million due April 30, 2034, $5.3 million due May 31, 2034, $0.8 million due April 30, 2033, and an additional $0.1 million due June 15, 2032 under promissory notes payable to TRE related to the financing of Adobe, Macho Springs, Campo Verde Solar, LLC, and Apex Nevada Solar, LLC, respectively.
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

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, J

Alabama Power	A, B, C, E, F, G, H

Georgia Power	A, B, C, E, F, G, H

Gulf Power	A, B, C, E, F, G, H

Mississippi Power	A, B, C, E, F, G, H

Southern Power	A, B, C, E, G, H, I

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:
(UNAUDITED)

(A)	INTRODUCTION
The condensed quarterly financial statements of each registrant included herein have been prepared by such registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2013 have been derived from the audited financial statements of each registrant. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Asset retirement obligations (ARO) are computed as the present value of the ultimate costs for an asset's future retirement and are recorded in the period in which the liability is incurred. In September 2014, Alabama Power performed a new ARO liability cost study related to Alabama Power's assets, which increased the estimated ARO liability by approximately $52 million.
As of September 30, 2014 and 2013, details of the ARO related to Alabama Power's assets included in Southern Company's and Alabama Power's Condensed Balance Sheets herein are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$730	$589
Liabilities incurred	—	—
Liabilities settled	(2)	—
Accretion	33	29
Cash flow revisions	52	102
Balance at end of period	$813	$720
The increase in cash flow revisions as of September 30, 2014 primarily relates to an increase in Alabama Power's AROs associated with asbestos at its steam generation facilities.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)
Depreciation
Beginning in 2014, Southern Power changed the method of depreciation for its property, plant, and equipment from composite depreciation to component depreciation. As a result, certain generation assets are depreciated on a units-of-production basis to better match outage and maintenance costs to the usage of, and revenues from, these assets. The expense will fluctuate quarterly based on unit run time, but this change in methodology is not expected to have a material impact on an annual basis on the financial statements of Southern Company or Southern Power. The book value of plant-in-service as of September 30, 2014 that is depreciated on a units of production basis was approximately $470 million.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Georgia Power's environmental remediation liability as of September 30, 2014 was $19 million. Georgia Power has been designated or identified as a potentially responsible party (PRP) at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), including a site in Brunswick, Georgia on the CERCLA National Priorities List. The parties have completed the removal of wastes from the Brunswick site as ordered by the EPA. Additional cleanup and claims for recovery of natural resource damages at this site or for the assessment and potential cleanup of other sites are anticipated.
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
Gulf Power's environmental remediation liability includes estimated costs of environmental remediation projects of approximately $49.5 million as of September 30, 2014. These estimated costs primarily relate to site closure criteria by the Florida Department of Environmental Protection (FDEP) for potential impacts to soil and groundwater from herbicide applications at Gulf Power substations. The schedule for completion of the remediation projects is subject

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

to FDEP approval. The projects have been approved by the Florida PSC for recovery through Gulf Power's environmental cost recovery clause; therefore, there was no impact on net income as a result of these liabilities.
In 2003, Mississippi Power and numerous other entities were designated by the Texas Commission on Environmental Quality (TCEQ) as PRPs at a site that was owned by an electric transformer company that handled Mississippi Power's transformers. The TCEQ approved the final site remediation plan in December 2013 and, on March 28, 2014, the impacted utilities, including Mississippi Power, agreed to commence remediation actions on the site. Mississippi Power's environmental remediation liability is $0.6 million as of September 30, 2014 and is expected to be recovered through the ECO Plan.
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
Nuclear Fuel Disposal Cost Litigation
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into contracts with Alabama Power and Georgia Power that require the DOE to dispose of spent nuclear fuel and high level radioactive waste generated at Plants Hatch and Farley and Plant Vogtle Units 1 and 2 beginning no later than January 31, 1998. The DOE has yet to commence the performance of its contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, Alabama Power and Georgia Power pursued and continue to pursue legal remedies against the U.S. government for its partial breach of contract.
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
On-site dry spent fuel storage facilities are operational at all three plants and can be expanded to accommodate spent fuel through the expected life of each plant.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Retail Regulatory Matters
Alabama Power
See Note 3 to the financial statements of Southern Company and Alabama Power under "Retail Regulatory Matters – Alabama Power" and "Retail Regulatory Matters," respectively, in Item 8 of the Form 10-K for additional information regarding Alabama Power's recovery of retail costs through various regulatory clauses and accounting orders. The recovery balance of each regulatory clause follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2014	December 31, 2013
		(in millions)
Rate CNP Environmental – Under	Deferred under recovered regulatory clause revenues	$—	$7
	Under recovered regulatory clause revenues, current	25	—
Rate CNP PPA – Under	Deferred under recovered regulatory clause revenues	46	18
	Under recovered regulatory clause revenues, current	9	—
Retail Energy Cost Recovery – Over	Other regulatory liabilities, current	44	27
	Deferred over recovered regulatory clause revenues	—	15
Natural Disaster Reserve	Other regulatory liabilities, deferred	87	96
Georgia Power
Rate Plans
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Rate Plans" and "Retail Regulatory Matters – Rate Plans," respectively, in Item 8 of the Form 10-K for additional information on Georgia Power's 2013 ARP.
In accordance with the terms of the 2013 ARP, on October 3, 2014, Georgia Power filed the following tariff adjustments with the Georgia PSC to become effective January 1, 2015 pending its approval:

•	Increase the traditional base tariffs by approximately $107 million to cover additional capacity costs;

•	Increase the environmental compliance cost recovery tariff by approximately $32 million;

•	Increase the demand-side management tariffs by approximately $3 million; and

•	Increase the municipal franchise fee tariff by approximately $3 million, consistent with the adjustments above.
The ultimate outcome of this matter cannot be determined at this time.
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
As a result of amendments executed during 2014, the biomass PPAs classified as non-affiliate capital leases with related long-term obligations totaling $641 million as of December 31, 2013 no longer meet the definition of a lease or will be accounted for as operating leases. Due to these amendments, as well as others executed during 2014, total non-affiliate operating lease long-term obligations increased by $103 million. As such, estimated long-term obligations for non-affiliate operating leases have been updated to $113 million for 2015, $117 million for 2016, $145 million for 2017, $150 million for 2018, and $1.7 billion for 2019 and thereafter. Estimated long-term

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

obligations did not change for 2014. The counterparties of the aforementioned PPAs have posted collateral as required. See Note 7 to the financial statements of Georgia Power under "Commitments – Fuel and Purchased Power Agreements" in Item 8 of the Form 10-K for additional information.
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
As of September 30, 2014, Georgia Power's under recovered fuel balance totaled $175 million and is included in deferred charges and other assets on Southern Company's and Georgia Power's Condensed Balance Sheets herein. As of December 31, 2013, Georgia Power's over recovered fuel balance totaled $58 million and is included in current liabilities and other deferred credits and liabilities on Southern Company's and Georgia Power's Condensed Balance Sheets herein. Georgia Power's next fuel case is expected to be filed with the Georgia PSC by February 27, 2015.
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
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. As of September 30, 2014 and December 31, 2013, the balance in the regulatory asset related to storm damage was $105 million and $37 million, respectively.
Nuclear Construction
See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Nuclear Construction" and "Retail Regulatory Matters – Nuclear Construction," respectively, in Item 8 of the Form 10-K for additional information regarding Georgia Power's construction of Plant Vogtle Units 3 and 4, Vogtle Construction Monitoring (VCM) reports, and pending litigation.
In 2008, Georgia Power, acting for itself and as agent for the Vogtle Owners, entered into an agreement (Vogtle 3 and 4 Agreement) with the Contractor, pursuant to which the Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4. Under the terms of the Vogtle 3 and 4 Agreement, the Vogtle Owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments, as well as adjustments for change orders, and performance bonuses for early

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

completion and unit performance. Each Vogtle Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle 3 and 4 Agreement. Georgia Power's proportionate share is 45.7%. The Vogtle 3 and 4 Agreement provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees. The Contractor's liability to the Vogtle Owners for schedule and performance liquidated damages and warranty claims is subject to a cap.
Certain payment obligations of Westinghouse and Stone & Webster, Inc. under the Vogtle 3 and 4 Agreement are guaranteed by Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Vogtle Owner, such Vogtle Owner will be required to provide a letter of credit or other credit enhancement. The Vogtle Owners may terminate the Vogtle 3 and 4 Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay certain termination costs. The Contractor may terminate the Vogtle 3 and 4 Agreement under certain circumstances, including certain Vogtle Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the Vogtle 3 and 4 Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
In 2009, the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for nuclear construction projects certified by the Georgia PSC. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff by including the related CWIP accounts in rate base during the construction period. The Georgia PSC approved increases to the NCCR tariff of approximately $223 million, $35 million, $50 million, and $60 million, effective January 1, 2011, 2012, 2013, and 2014, respectively. On October 31, 2014, Georgia Power filed to increase the NCCR tariff by approximately $27 million effective January 1, 2015 pending Georgia PSC approval. Through the NCCR tariff, Georgia Power is collecting and amortizing to earnings approximately $91 million of financing costs, capitalized in 2009 and 2010, over the five-year period ending December 31, 2015, in addition to the ongoing financing costs. At September 30, 2014, approximately $23 million of these 2009 and 2010 costs remained unamortized in CWIP.
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
In September 2013, the Georgia PSC approved a stipulation entered into by Georgia Power and the Georgia PSC staff to waive the requirement to amend the Plant Vogtle Units 3 and 4 certificate, until the completion of Plant Vogtle Unit 3, or earlier if deemed appropriate by the Georgia PSC and Georgia Power. In accordance with the Georgia Integrated Resource Planning Act, any costs incurred by Georgia Power in excess of the certified amount will not be included in rate base, unless shown to be reasonable and prudent. In addition, financing costs on any excess construction-related costs potentially would be subject to recovery through AFUDC instead of the NCCR tariff. On August 19, 2014, the Georgia PSC approved a combined ninth and tenth VCM report covering the period from January 1 through December 31, 2013 (Ninth/Tenth VCM report), including construction capital costs incurred, which through December 31, 2013 totaled $2.6 billion. Georgia Power resumed filing semi-annual reports

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

with the eleventh VCM report filed on August 28, 2014, which requests approval of an additional $0.2 billion in costs incurred from January 1, 2014 through June 30, 2014.
In 2012, the Vogtle Owners and the Contractor began negotiations regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the COLs, including the assertion by the Contractor that the Vogtle Owners are responsible for these costs under the terms of the Vogtle 3 and 4 Agreement. Also in 2012, Georgia Power and the other Vogtle Owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia seeking a declaratory judgment that the Vogtle Owners are not responsible for these costs. In 2012, the Contractor also filed suit against Georgia Power and the other Vogtle Owners in the U.S. District Court for the District of Columbia alleging the Vogtle Owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that the proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit in September 2013. The portion of additional costs claimed by the Contractor in its initial complaint that would be attributable to Georgia Power (based on Georgia Power's ownership interest) is approximately $425 million (in 2008 dollars). The Contractor also asserted it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the suit pending in the U.S. District Court for the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the NRC delayed module production and the impacts to the Contractor are recoverable by the Contractor under the Vogtle 3 and 4 Agreement and (ii) the changes to the basemat rebar design required by the NRC caused additional costs and delays recoverable by the Contractor under the Vogtle 3 and 4 Agreement. The Contractor did not specify in its amended counterclaim the amounts relating to these new allegations, but the Contractor subsequently asserted, and may from time to time continue to assert, that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. Georgia Power does not agree with either the proposed cost or schedule adjustments or that the Vogtle Owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power intends to vigorously defend the positions of the Vogtle Owners. Georgia Power also expects negotiations with the Contractor to continue with respect to cost and schedule during which negotiations the parties may reach a mutually acceptable compromise of their positions.
Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the COLs, including inspections by Southern Nuclear and the NRC that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance issues are expected to arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs either to the Vogtle Owners or the Contractor or to both.
As construction continues, the risk remains that ongoing challenges with Contractor performance including additional challenges in the fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Plant Vogtle Units 3 and 4, or other issues could arise and may further impact project schedule and cost. While Georgia Power expects the Contractor to employ mitigation efforts to maintain the current project schedule and believes the Contractor is responsible for any related costs, Contractor performance and progress in recent months on the assembly and installation of the shield building and structural modules have resulted in additional schedule pressure.
Additional claims by the Contractor or Georgia Power (on behalf of the Vogtle Owners) are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle 3 and 4 Agreement, but also may be resolved through litigation.
The ultimate outcome of these matters cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Gulf Power
Retail Base Rate Case
See Note 3 to the financial statements of Gulf Power under "Retail Regulatory Matters – Retail Base Rate Case" in Item 8 of the Form 10-K for additional information.
In December 2013, the Florida PSC approved a settlement agreement that provides Gulf Power may reduce depreciation expense and record a regulatory asset up to $62.5 million between January 2014 and June 2017. In any given month, such depreciation expense reduction may not exceed the amount necessary for the ROE, as reported to the Florida PSC monthly, to reach the midpoint of the authorized retail ROE range then in effect. Gulf Power recognized a $5.4 million reduction in depreciation expense in the first nine months of 2014.
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

Recovery Clause	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in millions)
Fuel Cost Recovery – Under	Under recovered regulatory clause revenues	$41.3	$21.0
Purchased Power Capacity Recovery – Over	Other regulatory liabilities, current	6.8	—
Purchased Power Capacity Recovery – Under	Under recovered regulatory clause revenues	—	2.8
Environmental Cost Recovery – Under	Under recovered regulatory clause revenues	6.3	14.4
Energy Conservation Cost Recovery – Under	Under recovered regulatory clause revenues	2.6	7.0
On October 22, 2014, the Florida PSC approved Gulf Power's annual rate clause request for its fuel, purchased power capacity, environmental, and energy conservation cost recovery factors for 2015. The net effect of the approved changes is a $41.2 million increase in annual revenue for 2015. The increased revenues will not have a significant impact on net income since most of the revenues will be offset by expenses.
Retail Fuel Cost Recovery
See Note 1 and Note 3 to the financial statements of Gulf Power under "Revenues" and "Retail Regulatory Matters – Fuel Cost Recovery," respectively, in Item 8 of the Form 10-K for additional information.
Gulf Power has established fuel cost recovery rates as approved annually by the Florida PSC. In late 2013 and the first half of 2014, Gulf Power experienced higher than expected costs for natural gas and purchased power. If the projected year-end fuel cost over or under recovery balance exceeds 10% of the projected fuel revenues for the period, Gulf Power is required to notify the Florida PSC and indicate if an adjustment to the fuel recovery factor is being requested. Gulf Power filed such notice with the Florida PSC on July 18, 2014, but no adjustment to the factor was requested for 2014. Under recovered fuel costs at September 30, 2014 totaled $41.3 million and are included in under recovered regulatory clause revenues on Gulf Power's Condensed Balance Sheet herein. Fuel cost recovery revenues, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, any changes in the billing factor would have no significant effect on Gulf Power's revenues or net income, but will affect cash flow.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power
Energy Efficiency
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Energy Efficiency" in Item 8 of the Form 10-K for additional information.
On June 3, 2014, the Mississippi PSC approved Mississippi Power's 2014 Energy Efficiency Quick Start Plan filing, which includes a portfolio of energy efficiency programs. On October 17, 2014, Mississippi Power filed a revised compliance filing, which proposed an increase of $6.7 million in retail revenues for the period December 2014 through December 2015. The Mississippi PSC approved the revised filing on November 4, 2014.
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
In 2012, the Mississippi PSC approved Mississippi Power's request for a CPCN to construct a scrubber on Plant Daniel Units 1 and 2. These units are jointly owned by Mississippi Power and Gulf Power, with 50% ownership each. The estimated total cost of the project is approximately $660 million, with Mississippi Power's portion being $330 million, excluding AFUDC. The project is scheduled for completion in December 2015. Mississippi Power's portion of the cost is expected to be recovered through the ECO Plan following the scheduled completion of the project in December 2015. As of September 30, 2014, total project expenditures were $464.1 million, of which Mississippi Power's portion was $236.3 million, plus AFUDC of $16.1 million.
On August 1, 2014, Mississippi Power entered into a settlement agreement with the Sierra Club (Sierra Club Settlement Agreement) that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges to the issuance of the CPCN to construct a scrubber on Plant Daniel Units 1 and 2. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. On August 4, 2014, Mississippi Power, the Sierra Club, and the Mississippi PSC filed a joint motion to dismiss the appeal related to the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

CPCN to construct a scrubber on Plant Daniel Units 1 and 2. On August 28, 2014, the Chancery Court dismissed the appeal.
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations. As of September 30, 2014, $5.5 million of Plant Greene County CWIP had been reclassified as a regulatory asset. Additional costs associated with the remaining net book value of coal-related equipment will be reclassified to a regulatory asset at the time of retirement for Plants Greene County and Watson. Approved regulatory asset costs will be amortized over a period to be determined by the Mississippi PSC. As a result, these decisions are not expected to have a material impact on Southern Company's and Mississippi Power's financial statements. See "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Fuel Cost Recovery
See Note 3 to the financial statements of Mississippi Power under "Retail Regulatory Matters – Fuel Cost Recovery" in Item 8 of the Form 10-K for information regarding Mississippi Power's fuel cost recovery.
At September 30, 2014, the amount of under recovered retail fuel costs included on Mississippi Power's Condensed Balance Sheet herein was $13.1 million compared to over recovered retail fuel costs of $14.5 million at December 31, 2013.
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
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges against the Kemper IGCC, including the appeal to the Mississippi Supreme Court related to the 2012 MPSC CPCN. On August 4, 2014, Mississippi Power and the Sierra Club filed a joint motion to dismiss the appeal related to the 2012 MPSC CPCN, which the Mississippi Supreme Court granted on September 11, 2014. See "Other Matters – Sierra Club Settlement Agreement" herein for additional information.
Kemper IGCC Schedule and Cost Estimate
The certificated cost estimate of the Kemper IGCC included in the 2012 MPSC CPCN Order was $2.4 billion, net of $245.3 million of grants awarded to the Kemper IGCC project by the DOE under the Clean Coal Power Initiative Round 2 (DOE Grants) and excluding the cost of the lignite mine and equipment, the cost of the CO2 pipeline

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
The Kemper IGCC was originally projected to be placed in service in May 2014. Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on natural gas on August 9, 2014, and continues to focus on completing the remainder of the Kemper IGCC, including the gasifier and the gas clean-up facilities, for which the in-service date is currently expected to occur in the first half of 2016. In accordance with a Mississippi PSC order, on August 18, 2014, Mississippi Power provided an analysis of the costs and benefits of placing the combined cycle and the associated common facilities portion of the Kemper IGCC in service, including the expected accounting treatment. Mississippi Power's analysis requested, among other things, confirmation of Mississippi Power's accounting treatment by the Mississippi PSC of (1) the continued collection of rates as prescribed by the 2013 MPSC Rate Order (defined below), with the current recognition as revenue of the related equity return on all assets placed in service, and the deferral of all remaining rate collections under the 2013 MPSC Rate Order to a regulatory liability account, (2) the continued accrual of AFUDC through the in-service date of the remainder of the Kemper IGCC, and (3) the deferral of operating costs for the combined cycle as regulatory assets. Under Mississippi Power's proposal, non-incremental costs that would have been incurred whether or not the combined cycle was placed in service would be included in a regulatory asset and would continue to be subject to the $2.88 billion cost cap. Additionally, incremental costs that would not have been incurred if the combined cycle had not gone into service would be included in a regulatory asset and would not be subject to the cost cap because these costs are incurred to support operation of the combined cycle. All energy revenues associated with the combined cycle variable operating and maintenance expenses would be credited to this regulatory asset. See "Regulatory Assets and Liabilities" herein for additional information.
The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power's 2010 project estimate, current cost estimate, and actual costs incurred as of September 30, 2014 for the Kemper IGCC are as follows:

Cost Category	2010 Project Estimate(f)	Current Estimate	Actual Costs at September 30, 2014
	(in billions)
Plant Subject to Cost Cap(a)	$2.40	$4.86	$4.06
Lignite Mine and Equipment	0.21	0.23	0.23
CO2 Pipeline Facilities	0.14	0.11	0.10
AFUDC(b)(c)	0.17	0.62	0.41
Combined Cycle and Related Assets Placed in Service – Incremental(d)	—	—	—
General Exceptions	0.05	0.10	0.07
Regulatory Asset(c)(e)	—	0.18	0.10
Total Kemper IGCC(a)(c)	$2.97	$6.10	$4.97

(a)
The 2012 MPSC CPCN Order approved a construction cost cap of up to $2.88 billion, net of the DOE Grants and excluding the Cost Cap Exceptions. The Current Estimate and Actual Costs include non-incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service in August 2014 that are subject to the $2.88 billion cost cap.

(b)
Mississippi Power's original estimate included recovery of financing costs during construction rather than the accrual of AFUDC. This approach was not approved by the Mississippi PSC in 2012 as described in "Rate Recovery of Kemper IGCC Costs."

(c)	Amounts in the Current Estimate reflect costs through March 31, 2016.

(d)	Incremental operating and maintenance costs related to the combined cycle and associated common facilities placed in service on August 9, 2014, net of costs related to energy sales.

(e)	The 2012 MPSC CPCN Order approved deferral of non-capital Kemper IGCC-related costs during construction as described in "Rate Recovery of Kemper IGCC Costs – Regulatory Assets and Liabilities."

(f)	The 2010 Project Estimate is the certificated cost estimate adjusted to include the certificated estimate for the CO2 pipeline facilities which was approved in 2011 by the Mississippi PSC.
Of the total costs incurred as of September 30, 2014, $2.88 billion was included in property, plant, and equipment (which is net of the DOE Grants and estimated probable losses of $1.98 billion), $104.3 million in other regulatory assets, and $3.9 million in other deferred charges and assets in Southern Company's and Mississippi Power's Condensed Balance Sheets herein, and $1.1 million was previously expensed.
Mississippi Power does not intend to seek any rate recovery or joint owner contributions for any related costs that exceed the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions. Southern Company and Mississippi Power recorded pre-tax charges to income for revisions to the cost estimate of $418.0 million ($258.1 million after tax) in the third quarter 2014 and $380.0 million ($234.7 million after tax) in the first quarter 2014. These amounts are in addition to charges totaling $1.18 billion ($728.7 million after tax) recognized through December 31, 2013. The first quarter 2014 revised cost estimate primarily reflected costs related to decreases in construction labor productivity at the Kemper IGCC due in large part to adverse weather, unexpected excessive craft labor turn-over, and unanticipated installation inefficiencies, as well as additional risk related to the expected in-service date. The third quarter 2014 revised cost estimate primarily reflects costs related to the extension of the project schedule for the remainder of the Kemper IGCC (including the gasifier and the gas clean-up facilities) as a result of matters related to the time expected to be required for start-up activities and operational readiness, including enhancing the scope of specialized operator training. The current estimate includes costs through March 31, 2016. Any further extension of the in-service date is currently estimated to result in additional base costs of approximately $20 million to $30 million per month, which includes maintaining necessary levels of start-up labor, materials, and fuel, as well as operational resources required to execute start-up and commissioning activities.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC may result from factors including, but not limited to, labor costs and productivity, adverse weather conditions, shortages and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

inconsistent quality of equipment, materials, and labor, contractor or supplier delay, non-performance under construction or other agreements, operational performance, operational readiness, including specialized operator training, unforeseen engineering or design problems, start-up activities for this first-of-a-kind technology (including major equipment failure and system integration), and/or operations. In subsequent periods, any further changes in the estimated costs to complete construction and start-up of the Kemper IGCC subject to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, will be reflected in Southern Company's statements of income and Mississippi Power's statements of operations and these changes could be material.
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
2013 Settlement Agreement
In January 2013, Mississippi Power entered into a settlement agreement with the Mississippi PSC that, among other things, establishes the process for resolving matters regarding cost recovery related to the Kemper IGCC and dismissed Mississippi Power's appeal of the 2012 MPSC CWIP Order (2013 Settlement Agreement). Under the 2013 Settlement Agreement, Mississippi Power agreed to limit the portion of prudently-incurred Kemper IGCC costs to be included in retail rate base to the $2.4 billion certificated cost estimate, plus the Cost Cap Exceptions, but excluding AFUDC, and any other costs permitted or determined to be excluded from the $2.88 billion cost cap by the Mississippi PSC. The 2013 Settlement Agreement also allows Mississippi Power to secure alternate financing for costs that are not otherwise recovered in any Mississippi PSC rate proceedings contemplated by the 2013 Settlement Agreement. Legislation to authorize a multi-year rate plan and legislation to provide for alternate financing through securitization of up to $1.0 billion of prudently-incurred costs was enacted into law in February 2013. Mississippi Power intends to securitize (1) prudently-incurred costs in excess of the certificated cost estimate and up to the $2.88 billion cost cap, net of the DOE Grants and excluding the Cost Cap Exceptions, (2) accrued AFUDC, and (3) other prudently-incurred costs, which include carrying costs from the estimated in-service date until securitization is finalized and other costs not included in the Seven-Year Rate Plan (described below) as approved by the Mississippi PSC. The rate recovery necessary to recover the annual costs of securitization is expected to be filed and become effective following completion of the Mississippi PSC's prudence review of the costs to be securitized. With the extension of the Kemper IGCC in-service date, under certain potential scenarios, the amount eligible to be securitized may exceed $1.0 billion. In that event, Mississippi Power would expect to pursue rate recovery of any additional eligible costs.
The 2013 Settlement Agreement provides that Mississippi Power may terminate the 2013 Settlement Agreement if certain conditions are not met, if Mississippi Power is unable to secure alternate financing for any prudently-incurred Kemper IGCC costs not otherwise recovered in any Mississippi PSC rate proceeding contemplated by the 2013 Settlement Agreement, or if the Mississippi PSC fails to comply with the requirements of the 2013 Settlement

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Agreement. Mississippi Power continues to work with the Mississippi PSC and the Mississippi Public Utilities Staff (MPUS) to implement the requirements of the 2013 Settlement Agreement.
2013 MPSC Rate Order
Consistent with the terms of the 2013 Settlement Agreement, in January 2013, Mississippi Power filed a new request to increase retail rates in 2013 by $172 million annually, based on projected investment for 2013.
In March 2013, the Mississippi PSC issued a rate order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014 (2013 MPSC Rate Order). For the first nine months of 2014, $121.9 million has been collected, with $16.8 million recognized in retail revenues in Southern Company's Statements of Income and Mississippi Power's Condensed Statements of Operations herein and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Southern Company's and Mississippi Power's Condensed Balance Sheets herein. Since March 2013, $220.0 million has been collected, with $27.1 million recognized in retail revenues in Southern Company's Statements of Income and Mississippi Power's Condensed Statements of Operations herein, and the remainder deferred in other regulatory liabilities to be used to mitigate customer rate impacts after the Kemper IGCC is placed in service and included in Southern Company's and Mississippi Power's Condensed Balance Sheets herein.
Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. Mississippi Power will not record AFUDC on any additional costs of the Kemper IGCC that exceed the $2.88 billion cost cap, except for Cost Cap Exception amounts. Mississippi Power will continue to record AFUDC and to comply with the 2013 MPSC Rate Order by collecting and deferring the approved rates through the in-service date unless directed to do otherwise by the Mississippi PSC.
In March 2013, a legal challenge to the 2013 MPSC Rate Order was filed by Thomas A. Blanton with the Mississippi Supreme Court, which remains pending against Mississippi Power and the Mississippi PSC. On April 22, 2014, the Mississippi Supreme Court requested further briefing in this proceeding on a number of substantive issues relating to the 2013 MPSC Rate Order. An adverse outcome could affect the rates that went into effect on March 19, 2013 and January 1, 2014 and the related amounts deferred as a regulatory liability.
See "Regulatory Assets and Liabilities" herein for additional information.
Seven-Year Rate Plan
In March 2013, Mississippi Power, in compliance with the 2013 MPSC Rate Order, filed a revision to the proposed rate recovery plan with the Mississippi PSC for the Kemper IGCC for cost recovery through 2020 (Seven-Year Rate Plan), which is still under review by the Mississippi PSC. In the Seven-Year Rate Plan, Mississippi Power proposed recovery of an annual revenue requirement of approximately $156 million of Kemper IGCC-related operational costs and rate base amounts, including plant costs equal to the $2.4 billion certificated cost estimate. The 2013 MPSC Rate Order, which increased rates beginning in March 2013, is integral to the Seven-Year Rate Plan, which contemplates amortization of the regulatory liability balance at the in-service date to be used to mitigate customer rate impacts through 2020, based on a fixed amortization schedule that requires approval by the Mississippi PSC. Under the Seven-Year Rate Plan, Mississippi Power proposed annual rate recovery to remain the same from 2014 through 2020, with the proposed revenue requirement approximating the forecasted cost of service for the period 2014 through 2020. Under Mississippi Power's proposal, to the extent the actual annual cost of service differs from the approved forecast for certain items, the difference would be deferred as a regulatory asset or liability, subject to accrual of carrying costs, and would be included in the next year's rate recovery calculation. If any deferred balance remains at the end of 2020, the Mississippi PSC will review the amount and, if approved, determine the appropriate method and period of disposition. See "Regulatory Assets and Liabilities" herein for additional information.
The revenue requirements set forth in the Seven-Year Rate Plan assume the sale of a 15% undivided interest in the Kemper IGCC to SMEPA and utilization of bonus depreciation as provided by the American Taxpayer Relief Act of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

2012 (ATRA), which currently requires that assets be placed in service in 2014. While Mississippi Power placed the combined cycle and the associated common facilities portion of the Kemper IGCC in service on August 9, 2014, extension of the in-service date for the remainder of the Kemper IGCC beyond 2014 results in the loss of tax benefits related to bonus depreciation under current law. The estimated value to retail customers of the bonus depreciation tax benefits not associated with the combined cycle and the associated common facilities portion of the Kemper IGCC is approximately $130 million to $160 million.
Mississippi Power plans to further revise the Seven-Year Rate Plan to reflect changes including the revised in-service date, the change in expected benefits relating to investment tax credits, various other revenue requirement items, and other tax matters, including bonus depreciation, which include ensuring compliance with the normalization requirements of the Internal Revenue Code. The impact of these revisions for the average annual retail revenue requirement is estimated to be an increase of approximately $60 million to $70 million through 2020. The revision of the Seven-Year Rate Plan is also expected to reflect rate mitigation options identified by Mississippi Power, including Section 174 Research and Experimental (R&E) tax deductions, that, if approved by the Mississippi PSC, would result in no change to the total customer rate impacts contemplated in the original Seven-Year Rate Plan. See "Income Tax Matters" herein for additional information.
Any further cost increases and/or extensions of the in-service date with respect to the Kemper IGCC could have an adverse impact on the Seven-Year Rate Plan, including the inability to recover items considered as Cost Cap Exceptions.
In the event that the Mississippi PSC does not approve or Mississippi Power withdraws the Seven-Year Rate Plan, as ultimately revised, Mississippi Power would seek rate recovery through alternate means, which could include a traditional rate case.
In addition to current estimated costs at September 30, 2014 of $6.10 billion, Mississippi Power anticipates that it will incur additional costs after the Kemper IGCC in-service date until the Seven-Year Rate Plan, as ultimately amended or revised, and securitization are finalized. These costs include, but are not limited to, regulatory costs and additional carrying costs which could be material. Recovery of these costs would be subject to approval by the Mississippi PSC.
Prudence Reviews
The Mississippi PSC's review of Kemper IGCC costs is ongoing. On August 5, 2014, the Mississippi PSC ordered that a consolidated prudence determination of all Kemper IGCC costs be completed after the entire project has been placed in service and has demonstrated availability for a reasonable period of time as determined by the Mississippi PSC and the MPUS. The Mississippi PSC has encouraged the parties to work in good faith to settle contested issues and Mississippi Power is working to reach a mutually acceptable resolution.
Regulatory Assets and Liabilities
Consistent with the treatment of non-capital costs incurred during the pre-construction period, the Mississippi PSC granted Mississippi Power the authority to defer all non-capital Kemper IGCC-related costs to a regulatory asset through the in-service date, subject to review of such costs by the Mississippi PSC. Such costs include, but are not limited to, interest costs on Kemper assets currently placed in service, costs associated with Mississippi PSC and MPUS consultants, prudence costs, legal fees, and operating expenses associated with assets placed in service.
On August 18, 2014, Mississippi Power requested confirmation by the Mississippi PSC of Mississippi Power's authority to defer all operating expenses associated with the operation of the combined cycle subject to review of such costs by the Mississippi PSC. In addition, Mississippi Power is authorized to accrue carrying costs on the unamortized balance of such regulatory assets at a rate and in a manner to be determined by the Mississippi PSC in future cost recovery mechanism proceedings. As of September 30, 2014, the regulatory asset balance associated with the Kemper IGCC was $104.3 million. The projected balance at March 31, 2016 is estimated to total approximately $180 million. The amortization period of 40 years proposed by Mississippi Power for any such costs approved for recovery remains subject to approval by the Mississippi PSC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In March 2013, the Mississippi PSC issued the 2013 MPSC Rate Order approving retail rate increases of 15% effective March 19, 2013, and 3% effective January 1, 2014, which collectively are designed to collect $156 million annually beginning in 2014. Because the 2013 MPSC Rate Order did not provide for the inclusion of CWIP in rate base as permitted by the Baseload Act, Mississippi Power continues to record AFUDC on the Kemper IGCC through the in-service date. To comply with the 2013 MPSC Rate Order, Mississippi Power is deferring the collections under the approved rates through the in-service date in a regulatory liability to be amortized and used to mitigate customer rate impacts after the Kemper IGCC is placed in service. Mississippi Power is accruing interest costs on the unamortized balance of such regulatory liability for the benefit of retail customers. The disposition of the regulatory liability will be determined by the Mississippi PSC in future cost recovery mechanism proceedings.
Lignite Mine and CO2 Pipeline Facilities
In conjunction with the Kemper IGCC, Mississippi Power will own the lignite mine and equipment and has acquired and will continue to acquire mineral reserves located around the Kemper IGCC site. The mine started commercial operation in June 2013.
In 2010, Mississippi Power executed a 40-year management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is operating and managing the mining operations. The contract with Liberty Fuels is effective through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. In addition to the obligation to fund the reclamation activities, Mississippi Power currently provides working capital support to Liberty Fuels through cash advances for capital purchases, payroll, and other operating expenses. See Note 1 to the financial statements of Mississippi Power under "Asset Retirement Obligations and Other Costs of Removal" and "Variable Interest Entities" in Item 8 of the Form 10-K for additional information.
In addition, Mississippi Power has constructed and will operate the CO2 pipeline for the planned transport of captured CO2 for use in enhanced oil recovery. Mississippi Power has entered into agreements with Denbury Onshore (Denbury), a subsidiary of Denbury Resources Inc., and Treetop Midstream Services, LLC (Treetop), an affiliate of Tellus Operating Group, LLC and a subsidiary of Tengrys, LLC, pursuant to which Denbury will purchase 70% of the CO2 captured from the Kemper IGCC and Treetop will purchase 30% of the CO2 captured from the Kemper IGCC. The agreements with Denbury and Treetop provide termination rights in the event that Mississippi Power does not satisfy its contractual obligation with respect to deliveries of captured CO2 by May 11, 2015. While Mississippi Power has received no indication from either Denbury or Treetop of their intent to terminate their respective agreements, any termination could result in a material reduction in future by-product sales revenues and could have a material financial impact on Mississippi Power to the extent Mississippi Power is not able to enter into other similar contractual arrangements.
The ultimate outcome of these matters cannot be determined at this time.
Proposed Sale of Undivided Interest to SMEPA
In 2010, Mississippi Power and SMEPA entered into an asset purchase agreement (APA) whereby SMEPA agreed to purchase a 17.5% undivided interest in the Kemper IGCC. In 2012, the Mississippi PSC approved the sale and transfer of the 17.5% undivided interest in the Kemper IGCC to SMEPA. Later in 2012, Mississippi Power and SMEPA signed an amendment to the APA whereby SMEPA reduced its purchase commitment percentage from a 17.5% to a 15% undivided interest in the Kemper IGCC. In March 2013, Mississippi Power and SMEPA signed an amendment to the APA whereby Mississippi Power and SMEPA agreed to amend the power supply agreement entered into by the parties in April 2011 to reduce the capacity amounts to be received by SMEPA by half (approximately 75 MWs) at the sale and transfer of the undivided interest in the Kemper IGCC to SMEPA. Capacity revenues under the April 2011 power supply agreement were $17.5 million in 2013. In December 2013, Mississippi Power and SMEPA agreed to extend SMEPA's option to purchase through December 31, 2014.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

In 2012 and on January 2, 2014, Mississippi Power received $150 million and $75 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the purchase. While the expectation is that these amounts will be applied to the purchase price at closing, Mississippi Power would be required to refund the deposits upon the termination of the APA or within 15 days of a request by SMEPA for a full or partial refund. Given the interest-bearing nature of the deposit and SMEPA's ability to request a refund, the deposits have been presented as a current liability in Southern Company's and Mississippi Power's Condensed Balance Sheets herein and as financing proceeds in Southern Company's and Mississippi Power's Condensed Statements of Cash Flows herein. In July 2013, Southern Company entered into an agreement with SMEPA under which Southern Company has agreed to guarantee the obligations of Mississippi Power with respect to any required refund of the deposits.
By letter agreement dated October 6, 2014, Mississippi Power and SMEPA agreed in principle with respect to SMEPA's proposed purchase of a 15% undivided interest in the Kemper IGCC. The parties agreed to further amend the APA as follows: (1) Mississippi Power agreed to cap at $2.88 billion the portion of the purchase price for development and construction costs, net of the Cost Cap Exceptions; title insurance reimbursement, and AFUDC and/or carrying costs through the Closing Commitment Date (defined below); (2) SMEPA agreed to close the purchase within 180 days after the date of the execution of the amended APA or before the plant's in-service date, whichever occurs first (Closing Commitment Date), subject only to satisfaction of certain conditions; and (3) AFUDC and/or carrying costs will continue to be accrued on the capped development and construction costs, the Cost Cap Exceptions and any operating costs, net of revenues until the amended APA is executed by both parties, and thereafter AFUDC and/or carrying costs and payment of interest on SMEPA's deposited money will be suspended and waived provided closing occurs by the Closing Commitment Date.
The letter agreement also provides for certain post-closing adjustments to address any differences between the actual and the estimated amounts of post-in-service date costs (both expenses and capital) and revenue credits for those portions of the Kemper IGCC previously placed in service. In addition, if the parties approve an amendment to the APA incorporating the terms of the letter agreement but do not execute the amendment before December 31, 2014, the parties agreed to extend the current APA through December 31, 2015.
The closing of this transaction is also conditioned upon execution of a joint ownership and operating agreement incorporating the principles of the amended APA, the absence of material adverse effects, receipt of all construction permits, and appropriate regulatory approvals, as well as SMEPA's receipt of Rural Utilities Service (RUS) funding. In 2012, SMEPA received a conditional loan commitment from RUS for the purchase.
On October 9, 2014, Mississippi Power received an additional $50 million deposit from SMEPA to be applied to the purchase.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Investment Tax Credits and Bonus Depreciation
The IRS allocated $279 million (Phase II) of Internal Revenue Code Section 48A tax credits to Mississippi Power in connection with the Kemper IGCC. Through September 30, 2014, Mississippi Power had recorded tax benefits totaling $276.4 million for the Phase II credits, of which approximately $140 million have been utilized through that date. These credits will be amortized as a reduction to depreciation and amortization over the life of the Kemper IGCC and are dependent upon meeting the IRS certification requirements, including an in-service date no later than April 19, 2016 and the capture and sequestration (via enhanced oil recovery) of at least 65% of the CO2 produced by the Kemper IGCC during operations in accordance with the Internal Revenue Code. A portion of the Phase II tax credits will be subject to recapture upon completion of SMEPA's purchase of an undivided interest in the Kemper IGCC as described above.
In January 2013, the ATRA was signed into law. The ATRA retroactively extended several tax credits through 2013 and extended 50% bonus depreciation for property placed in service in 2013 (and for certain long-term production-period projects to be placed in service in 2014), which will apply primarily to the combined cycle and associated common facilities portion of the Kemper IGCC that were placed in service on August 9, 2014. The estimated cash flow benefit is approximately $100 million. See "Rate Recovery of Kemper IGCC Costs – Seven-Year Rate Plan" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Other Matters
Sierra Club Settlement Agreement
On August 1, 2014, Mississippi Power entered into the Sierra Club Settlement Agreement that, among other things, requires the Sierra Club to dismiss or withdraw all pending legal and regulatory challenges of the Kemper IGCC and the scrubber project at Plant Daniel Units 1 and 2. In addition, the Sierra Club agreed to refrain from initiating, intervening in, and/or challenging certain legal and regulatory proceedings for the Kemper IGCC, including, but not limited to, the prudence review, and Plant Daniel for a period of three years from the date of the Sierra Club Settlement Agreement. On August 4, 2014, the Sierra Club filed all of the required motions necessary to dismiss or withdraw all appeals associated with certification of the Kemper IGCC and the Plant Daniel Units 1 and 2 scrubber project, which the applicable courts granted in the third quarter 2014.
Under the Sierra Club Settlement Agreement, Mississippi Power agreed to, among other things, fund a $15 million grant payable over a 15-year period for an energy efficiency and renewable program and contribute $2 million to a conservation fund. In accordance with the Sierra Club Settlement Agreement, Mississippi Power paid $7 million in the third quarter 2014, recognized in other income (expense), net in Southern Company's Statements of Income and Mississippi Power's Condensed Statements of Operations herein. In addition, and consistent with Mississippi Power's ongoing evaluation of recent environmental rules and regulations, Mississippi Power agreed to retire, repower with natural gas, or convert to an alternative non-fossil fuel source Plant Sweatt Units 1 and 2 (80 MWs) no later than December 2018. Mississippi Power also agreed that it would cease burning coal and other solid fuel at Plant Watson Units 4 and 5 (750 MWs) and begin operating those units solely on natural gas no later than April 2015, and cease burning coal and other solid fuel at Plant Greene County Units 1 and 2 (200 MWs) and begin operating those units solely on natural gas no later than April 2016. See "Retail Regulatory Matters – Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(C)	FAIR VALUE MEASUREMENTS
As of September 30, 2014, assets and liabilities measured at fair value on a recurring basis during the period, together with the level of the fair value hierarchy in which they fall, were as follows:

	Fair Value Measurements Using
As of September 30, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives	$—	$12	$—	$12
Nuclear decommissioning trusts(a)	632	875	2	1,509
Cash equivalents	955	—	—	955
Other investments	9	—	1	10
Total	$1,596	$887	$3	$2,486
Liabilities:
Energy-related derivatives	$—	$53	$—	$53
Interest rate derivatives	—	2	—	2
Total	$—	$55	$—	$55

Alabama Power
Assets:
Energy-related derivatives	$—	$5	$—	$5
Nuclear decommissioning trusts(b)
Domestic equity	399	78	—	477
Foreign equity	34	65	—	99
U.S. Treasury and government agency securities	—	34	—	34
Corporate bonds	—	98	—	98
Mortgage and asset backed securities	—	19	—	19
Other	—	8	2	10
Cash equivalents	543	—	—	543
Total	$976	$307	$2	$1,285
Liabilities:
Energy-related derivatives	$—	$11	$—	$11
Interest rate derivatives	—	1	—	1
Total	$—	$12	$—	$12

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Fair Value Measurements Using
As of September 30, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Georgia Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Nuclear decommissioning trusts(b) (c)
Domestic equity	191	2	—	193
Foreign equity	—	132	—	132
U.S. Treasury and government agency securities	—	126	—	126
Municipal bonds	—	25	—	25
Corporate bonds	—	169	—	169
Mortgage and asset backed securities	—	114	—	114
Other	8	5	—	13
Total	$199	$574	$—	$773
Liabilities:
Energy-related derivatives	$—	$12	$—	$12

Gulf Power
Assets:
Energy-related derivatives	$—	$3	$—	$3
Cash equivalents	18	—	—	18
Total	$18	$3	$—	$21
Liabilities:
Energy-related derivatives	$—	$19	$—	$19

Mississippi Power
Assets:
Energy-related derivatives	$—	$2	$—	$2
Cash equivalents	45	—	—	45
Total	$45	$2	$—	$47
Liabilities:
Energy-related derivatives	$—	$10	$—	$10

Southern Power
Assets:
Energy-related derivatives	$—	$1	$—	$1
Cash equivalents	80	—	—	80
Total	$80	$1	$—	$81
Liabilities:
Energy-related derivatives	$—	$1	$—	$1

(a)	For additional detail, see the nuclear decommissioning trusts sections for Alabama Power and Georgia Power in this table.

(b)	Excludes receivables related to investment income, pending investment sales, and payables related to pending investment purchases.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(c)
Includes the investment securities pledged to creditors and cash collateral received and excludes payables related to the securities lending program. As of September 30, 2014, approximately $58 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan and pledged to creditors under the funds' managers' securities lending program.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2014, the fair value measurements of investments calculated at net asset value per share (or its equivalent), as well as the nature and risks of those investments, were as follows:

As of September 30, 2014:	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in millions)
Southern Company
Nuclear decommissioning trusts:
Foreign equity funds	$132	None	Monthly	5 days
Equity - commingled funds	65	None	Daily/Monthly	Daily/7 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	8	None	Daily	Not applicable
Trust-owned life insurance	112	None	Daily	15 days
Cash equivalents:
Money market funds	955	None	Daily	Not applicable
Alabama Power
Nuclear decommissioning trusts:
Equity - commingled funds	$65	None	Daily/Monthly	Daily/7 days
Trust-owned life insurance	112	None	Daily	15 days
Cash equivalents:
Money market funds	543	None	Daily	Not applicable
Georgia Power
Nuclear decommissioning trusts:
Foreign equity funds	$132	None	Monthly	5 days
Other - commingled funds	5	None	Daily	Not applicable
Other - money market funds	8	None	Daily	Not applicable
Gulf Power
Cash equivalents:
Money market funds	$18	None	Daily	Not applicable
Mississippi Power
Cash equivalents:
Money market funds	$45	None	Daily	Not applicable
Southern Power
Cash equivalents:
Money market funds	$80	None	Daily	Not applicable
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The commingled funds in Georgia Power's nuclear decommissioning trusts are invested primarily in a diversified portfolio, including, but not limited to, commercial paper, notes, repurchase agreements, and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase. The commingled funds will, however, generally maintain a dollar-weighted average portfolio maturity of 90 days or less. The assets may be longer term investment grade fixed income obligations with maturity shortening provisions. The primary objective for the commingled funds is a high level of current income consistent with stability of principal and liquidity. Included in commingled funds as of September 30, 2014 is $5 million representing the investment of cash collateral received under the Funds' managers' securities lending program that can only be sold upon the return of the loaned securities. The money market fund within Georgia Power's nuclear decommissioning trusts represents the short-term investment of the trusts' excess cash with the goal of providing the highest possible level of income while preserving capital and maintaining liquidity. The fund's positions are in high-quality, short-term, liquid money market instruments including, but not limited to, commercial paper, floating and variable rate demand notes, debt securities issued or guaranteed by the U.S. government and its agencies, time deposits, repurchase agreements, municipal obligations, and other high-quality, short-term debt securities. The fund maintains a dollar-weighted average maturity of 60 days or less and is regulated by, and subject to, the money market regulatory requirements set by the SEC. Redemptions are available on a same day basis up to the full amount of the investment in the fund. See Note 1 to the financial statements of Southern Company and Georgia Power under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
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
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. For the three and nine months ended September 30, 2014, the change in fair value of the funds, including reinvested interest and dividends reduced by the funds' expenses, decreased by $13 million and increased by $70 million, respectively, at Southern Company. For the three and nine months ended September 30, 2014, Alabama Power recorded a decrease in fair value of $8 million and an increase of $39 million, respectively, as an increase in regulatory liabilities. Georgia Power recorded a decrease in fair value of $5 million and an increase of $31 million, respectively, as a reduction of its regulatory asset related to its ARO.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

As of September 30, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Carrying Amount	Fair Value
	(in millions)
Long-term debt:
Southern Company	$23,936	$25,318
Alabama Power	$6,625	$7,195
Georgia Power	$9,597	$10,167
Gulf Power	$1,444	$1,517
Mississippi Power	$2,365	$2,397
Southern Power	$1,629	$1,745
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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in millions)
As reported shares	898	878	894	874
Effect of options and performance share award units	4	3	4	5
Diluted shares	902	881	898	879
Stock options and performance share award units that were not included in the diluted earnings per share calculation because they were anti-dilutive were 16 million and 17 million for the three and nine months ended September 30, 2014, respectively, and were 16 million and 1 million for the three and nine months ended September 30, 2013.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Changes in Stockholders' Equity
The following table presents year-to-date changes in stockholders' equity of Southern Company:

	Number of Common Shares		Common Stockholders' Equity	Preferred and Preference Stock of Subsidiaries	Total Stockholders' Equity
	Issued	Treasury
	(in thousands)			(in millions)
Balance at December 31, 2013	892,733	(5,647)	$19,008	$756	$19,764
Net income after dividends on preferred and preference stock	—	—	1,680	—	1,680
Other comprehensive income (loss)	—	—	6	—	6
Treasury stock re-issued	—	4,996	225	—	225
Stock issued	7,781	—	332	—	332
Stock repurchased, at cost	—	—	(5)	—	(5)
Cash dividends on common stock	—	—	(1,390)	—	(1,390)
Other	—	(51)	1	—	1
Balance at September 30, 2014	900,514	(702)	$19,857	$756	$20,613

Balance at December 31, 2012	877,803	(10,035)	$18,297	$707	$19,004
Net income after dividends on preferred and preference stock	—	—	1,230	—	1,230
Other comprehensive income (loss)	—	—	11	—	11
Treasury stock re-issued	—	1,956	89	—	89
Stock issued	12,046	—	484	49	533
Stock repurchased, at cost	—	—	(19)	—	(19)
Cash dividends on common stock	—	—	(1,314)	—	(1,314)
Other	—	(30)	—	—	—
Balance at September 30, 2013	889,849	(8,109)	$18,778	$756	$19,534

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(E)	FINANCING
Bank Credit Arrangements
Bank credit arrangements provide liquidity support to the registrants' commercial paper borrowings and the traditional operating companies' variable rate pollution control revenue bonds. The amount of variable rate pollution control revenue bonds requiring liquidity support as of September 30, 2014 was approximately $1.8 billion. In addition, at September 30, 2014, the traditional operating companies had $423 million of fixed rate pollution control revenue bonds that will be required to be remarketed within the next 12 months. See Note 6 to the financial statements of each registrant under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information. In addition, $98 million of certain pollution control revenue bonds of Georgia Power have been reclassified to securities due within one year in anticipation of redemption in connection with unit retirement decisions. See Note 3 to the financial statements of Southern Company and Georgia Power under "Retail Regulatory Matters – Georgia Power – Integrated Resource Plans" and "Retail Regulatory Matters – Integrated Resource Plans," respectively, in Item 8 of the Form 10-K for additional information.
The following table outlines the committed credit arrangements by company as of September 30, 2014:

	Expires							Executable Term Loans		Due Within One Year
Company	2014	2015	2016	2017	2018	Total	Unused	One Year	Two Years	Term Out	No Term Out
	(in millions)					(in millions)		(in millions)		(in millions)
Southern Company	$—	$—	$—	$—	$1,000	$1,000	$1,000	$—	$—	$—	$—
Alabama Power	70	158	50	—	1,030	1,308	1,308	58	—	58	170
Georgia Power	—	—	150	—	1,600	1,750	1,736	—	—	—	—
Gulf Power	20	60	165	30	—	275	275	50	—	50	30
Mississippi Power	15	120	165	—	—	300	300	25	40	65	70
Southern Power	—	—	—	—	500	500	499	—	—	—	—
Other	—	70	—	—	—	70	70	20	—	20	50
Total	$105	$408	$530	$30	$4,130	$5,203	$5,188	$153	$40	$193	$320
Southern Company and its subsidiaries expect to renew their credit arrangements as needed, prior to expiration.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Financing Activities
The following table outlines the long-term debt financing activities for Southern Company and its subsidiaries for the first nine months of 2014:

Company	Senior Note Issuances	Senior Note Maturities	Revenue Bond Issuances and Remarketings of Purchased Bonds(a)	Revenue Bond Redemptions	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions(b)
	(in millions)
Southern Company	$750	$350	$—	$—	$—	$—
Alabama Power	400	—	—	—	—	—
Georgia Power	—	—	40	37	1,000	4
Gulf Power	200	—	42	29	—	—
Mississippi Power	—	—	—	—	493	222
Southern Power	—	—	—	—	10	1
Other	—	—	—	—	—	15
Elimination(c)	—	—	—	—	(220)	(220)
Total	$1,350	$350	$82	$66	$1,283	$22

(a)
Includes remarketing by Gulf Power of $13 million aggregate principal amount of revenue bonds previously purchased and held by Gulf Power since December 2013 and remarketing by Georgia Power of $40 million aggregate principal amount of revenue bonds previously purchased and held by Georgia Power since 2010.

(b)	Includes reductions in capital lease obligations resulting from cash payments under capital leases.

(c)	Intercompany loan from Southern Company to Mississippi Power eliminated in Southern Company's Condensed Consolidated Financial Statements. This loan was repaid on September 29, 2014.
Southern Company
In August 2014, Southern Company issued $400 million aggregate principal amount of Series 2014A 1.30% Senior Notes due August 15, 2017 and $350 million aggregate principal amount of Series 2014B 2.15% Senior Notes due September 1, 2019. The proceeds were used to pay a portion of Southern Company's outstanding short-term indebtedness and for other general corporate purposes.
Alabama Power
In August 2014, Alabama Power issued $400 million aggregate principal amount of Series 2014A 4.150% Senior Notes due August 15, 2044. The proceeds were used for general corporate purposes, including Alabama Power's continuous construction program.
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
The FFB Note Purchase Agreement and the FFB Promissory Note provide for a multi-advance term loan facility (FFB Credit Facility), under which Georgia Power may make term loan borrowings through the FFB. On February 20, 2014, Georgia Power made initial borrowings under the FFB Credit Facility in an aggregate principal amount of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

$1.0 billion. Georgia Power's reimbursement obligations to the DOE are full recourse and also secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. The interest rate applicable to $500 million of the initial advance under the FFB Credit Facility is 3.860% for an interest period that extends to 2044 and the interest rate applicable to the remaining $500 million is 3.488% for an interest period that extends to 2029, and is expected to be reset from time to time thereafter through 2044. In connection with its entry into the agreements with the DOE and the FFB, Georgia Power incurred issuance costs of approximately $66 million, which will be amortized over the life of the borrowings under the FFB Credit Facility.
See Note 6 to the financial statements of Southern Company and Georgia Power in Item 8 of the Form 10-K under "DOE Loan Guarantee Borrowings" for additional information.
In July 2014, Georgia Power reoffered to the public $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009, which had been previously purchased and held by Georgia Power since 2010.
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
In September 2014, Gulf Power issued $200 million aggregate principal amount of Series 2014A 4.55% Senior Notes due October 1, 2044. The proceeds were used to repay a portion of its outstanding short-term indebtedness, for general corporate purposes, including Gulf Power's continuous construction program, and subsequent to September 30, 2014, for repayment at maturity $75 million aggregate principal amount of Gulf Power's Series K 4.90% Senior Notes due October 1, 2014.
Mississippi Power
In January 2014, Mississippi Power entered into an 18-month floating rate bank loan bearing interest based on one-month LIBOR. The term loan was for $250 million aggregate principal amount, and proceeds were used for working capital and other general corporate purposes, including Mississippi Power's continuous construction program.
In January 2014 and subsequent to September 30, 2014, Mississippi Power received an additional $75 million and $50 million, respectively, of interest-bearing refundable deposits from SMEPA to be applied to the sale price for the pending sale of an undivided interest in the Kemper IGCC. See Note 3 to the financial statements of Southern Company and Mississippi Power in Item 8 of the Form 10-K under "Integrated Coal Gasification Combined Cycle – Proposed Sale of Undivided Interest to SMEPA" for additional information.
As reflected in the table above in "Other Long-Term Debt Issuances," in May 2014, Mississippi Power issued a 19-month floating rate promissory note to Southern Company for a loan bearing interest based on one-month LIBOR. This loan was for $220 million aggregate principal amount and the proceeds were used for working capital and other general corporate purposes, including Mississippi Power's construction program. This loan was repaid on September 29, 2014.
In May 2014 and August 2014, the MBFC issued $12.3 million and $10.5 million, respectively, aggregate principal amount of MBFC Taxable Revenue Bonds (Mississippi Power Company Project), Series 2013A for the benefit of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Mississippi Power and proceeds were used to reimburse Mississippi Power for the cost of the acquisition, construction, equipping, installation, and improvement of certain equipment and facilities for the lignite mining facility related to the Kemper IGCC. Any future issuances of the Series 2013A bonds will be used for this same purpose.
Southern Power
During the nine months ended September 30, 2014, Southern Power prepaid $0.8 million of long-term debt payable to Turner Renewable Energy, LLC (TRE) and issued $3.9 million due April 30, 2034, $5.3 million due May 31, 2034, $0.8 million due April 30, 2033, and an additional $0.1 million due June 15, 2032 under promissory notes payable to TRE related to the financing of Adobe Solar, LLC (Adobe), Macho Springs Solar, LLC (Macho Springs), Campo Verde Solar, LLC, and Apex Nevada Solar, LLC, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Components of the net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

Pension Plans	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2014
Service cost	$53	$12	$16	$4	$3
Interest cost	109	26	39	4	5
Expected return on plan assets	(161)	(42)	(57)	(7)	(8)
Amortization:
Prior service costs	6	2	2	—	—
Net (gain)/loss	28	7	10	1	2
Net cost	$35	$5	$10	$2	$2
Nine Months Ended September 30, 2014
Service cost	$160	$36	$47	$8	$8
Interest cost	326	78	115	14	15
Expected return on plan assets	(484)	(126)	(170)	(21)	(22)
Amortization:
Prior service costs	19	5	7	1	1
Net (gain)/loss	83	23	30	3	4
Net cost	$104	$16	$29	$5	$6
Three Months Ended September 30, 2013
Service cost	$58	$12	$17	$3	$3
Interest cost	97	23	35	4	5
Expected return on plan assets	(151)	(39)	(54)	(6)	(7)
Amortization:
Prior service costs	7	2	3	—	1
Net (gain)/loss	50	13	19	2	2
Net cost	$61	$11	$20	$3	$4
Nine Months Ended September 30, 2013
Service cost	$174	$39	$52	$8	$8
Interest cost	291	69	104	13	14
Expected return on plan assets	(452)	(117)	(160)	(19)	(20)
Amortization:
Prior service costs	20	5	8	1	1
Net (gain)/loss	150	39	56	6	7
Net cost	$183	$35	$60	$9	$10

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Three Months Ended September 30, 2014
Service cost	$5	$1	$2	$—	$—
Interest cost	19	5	9	—	—
Expected return on plan assets	(14)	(6)	(6)	—	—
Amortization:
Prior service costs	1	1	—	—	—
Net (gain)/loss	1	—	—	—	—
Net cost	$12	$1	$5	$—	$—
Nine Months Ended September 30, 2014
Service cost	$16	$4	$5	$1	$1
Interest cost	59	15	26	2	2
Expected return on plan assets	(44)	(19)	(19)	(1)	(1)
Amortization:
Prior service costs	3	3	—	—	—
Net (gain)/loss	2	—	1	—	—
Net cost	$36	$3	$13	$2	$2
Three Months Ended September 30, 2013
Service cost	$6	$2	$3	$—	$—
Interest cost	18	5	8	1	1
Expected return on plan assets	(14)	(6)	(7)	(1)	—
Amortization:
Transition obligation	2	—	1	—	—
Prior service costs	1	1	—	—	—
Net (gain)/loss	3	—	2	—	—
Net cost	$16	$2	$7	$—	$1
Nine Months Ended September 30, 2013
Service cost	$18	$5	$6	$1	$1
Interest cost	55	14	24	2	3
Expected return on plan assets	(42)	(18)	(19)	(1)	(1)
Amortization:
Transition obligation	4	—	3	—	—
Prior service costs	3	3	—	—	—
Net (gain)/loss	9	1	6	—	—
Net cost	$47	$5	$20	$2	$3

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(G)	EFFECTIVE TAX RATE AND UNRECOGNIZED TAX BENEFITS
Effective Tax Rate
See Note 5 to the financial statements of each registrant in Item 8 of the Form 10-K for additional tax information.
Southern Company
Southern Company's effective tax rate is typically lower than the statutory rate due to its employee stock plans' dividend deduction and non-taxable AFUDC equity.
Southern Company's effective tax rate was 33.9% for the nine months ended September 30, 2014 compared to 33.9% for the corresponding period in 2013. The effective tax rate was impacted by the offsetting increases resulting from higher net income and less benefit related to investment tax credits, and decreases resulting from more non-taxable AFUDC equity, changes in state apportionment, and beneficial changes in certain state income tax laws.
Alabama Power
Alabama Power's effective tax rate was 39.0% for the nine months ended September 30, 2014 compared to 39.3% for the corresponding period in 2013.
Georgia Power
Georgia Power's effective tax rate was 37.2% for the nine months ended September 30, 2014 compared to 38.0% for the corresponding period in 2013.
Gulf Power
Gulf Power's effective tax rate was 37.4% for the nine months ended September 30, 2014 compared to 37.6% for the corresponding period in 2013.
Mississippi Power
Mississippi Power's effective tax rate was (45.5)% for the nine months ended September 30, 2014 compared to (42.1)% for the corresponding period in 2013. The change in the tax benefit was primarily due to an increase in non-taxable AFUDC equity related to the construction of the Kemper IGCC, partially offset by a lower net loss for the current period compared to the corresponding period in 2013.
Southern Power
Southern Power's effective tax rate was 14.4% for the nine months ended September 30, 2014 compared to 20.5% for the corresponding period in 2013. The decrease was primarily due to the impact of state apportionment changes which reduced Southern Power's deferred tax liabilities, a change in filing method for North Carolina income tax, an increase in state income tax credits, and beneficial changes in certain state income tax laws. The decrease was partially offset by less federal income tax benefit related to investment tax credits in the current year.
Unrecognized Tax Benefits
For the 2013 tax year, Southern Company included in its consolidated federal income tax return a deduction for R&E expenditures related to the Kemper IGCC. The Kemper IGCC is based on first-of-a-kind technology, and Mississippi Power and Southern Company believe that a significant portion of the plant costs qualify as deductible R&E under Internal Revenue Code Section 174. The IRS is currently reviewing the underlying support for the deduction, but has not completed its audit of these expenditures. Due to the uncertainty related to this tax position, Mississippi Power and Southern Company recorded an unrecognized tax benefit of approximately $100 million and associated interest of $2 million as of September 30, 2014.
The ultimate outcome of this matter cannot be determined at this time.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(H)	DERIVATIVES
Southern Company, the traditional operating companies, and Southern Power are exposed to market risks, primarily commodity price risk, interest rate risk, and occasionally foreign currency risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a gross basis. See Note (C) herein for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities and the cash impacts of settled foreign currency derivatives are recorded as investing activities.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2014, the net volume of energy-related derivative contracts for natural gas positions for the Southern Company system, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company	232	2018	2017
Alabama Power	57	2017	—
Georgia Power	47	2017	—
Gulf Power	77	2018	—
Mississippi Power	49	2017	—
Southern Power	2	—	2017
In addition to the volumes discussed in the above table, the traditional operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 7 million mmBtu for Southern Company, 1 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, and 1 million mmBtu for Southern Power.
For cash flow hedges, the amounts expected to be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2015 are immaterial for all registrants.
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
At September 30, 2014, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) September 30, 2014
	(in millions)				(in millions)
Cash flow hedges of forecasted debt
Alabama Power	$100	3-month LIBOR	3.07%	October 2025	$(1)
Fair value hedges on existing debt
Southern Company	250	1.30%	3-month LIBOR + 0.17%	August 2017	(1)
Total	$350				$(2)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Subsequent to September 30, 2014, Alabama Power entered into forward-starting interest rate swaps to hedge exposure to interest rate changes related to an anticipated debt issuance. The notional amount of the swaps totaled $100 million.
Subsequent to September 30, 2014, Georgia Power entered into interest rate swaps to hedge exposure to interest rate changes related to existing debt. The notional amounts of the swaps totaled $900 million.
The estimated pre-tax gains (losses) that will be reclassified from accumulated OCI to interest expense for the next 12-month period ending September 30, 2015 are immaterial for all registrants. Southern Company and certain subsidiaries have deferred gains and losses that are expected to be amortized into earnings through 2037.
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
At September 30, 2014, there were no foreign currency derivatives outstanding.
Derivative Financial Statement Presentation and Amounts
At September 30, 2014, the fair value of energy-related derivatives (excluding regulatory hedges) was immaterial. At September 30, 2014, the fair value of energy-related derivatives designated as hedging instruments for regulatory purposes and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at September 30, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$9	$4	$1	$2	$2
Other deferred charges and assets	2	1	—	1	—
Total derivatives designated as hedging instruments for regulatory purposes	$11	$5	$1	$3	$2	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$2	$—	$—	$—	$—	$—
Total asset derivatives	$13	$5	$1	$3	$2	$—

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Liability Derivatives at September 30, 2014
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities (a)	$27	$5	$10	$7	$5
Other deferred credits and liabilities	25	6	2	12	5
Total derivatives designated as hedging instruments for regulatory purposes	$52	$11	$12	$19	$10	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other deferred credits and liabilities	$4	$1	$—	$—	$—	$—
Total liability derivatives	$56	$12	$12	$19	$10	$—

(a)	Georgia Power includes liabilities from risk management activities in other current liabilities.
At December 31, 2013, the fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

Asset Derivatives at December 31, 2013
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets	$16	$5	$3	$5	$3
Other deferred charges and assets	7	2	2	2	2
Total derivatives designated as hedging instruments for regulatory purposes	$23	$7	$5	$7	$5	N/A
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets	$3	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other deferred charges and assets	1	—	—	—	—	1
Total asset derivatives	$27	$7	$5	$7	$5	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Liability Derivatives at December 31, 2013
	Fair Value
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Liabilities from risk management activities (a)	$26	$3	$13	$6	$4
Other deferred credits and liabilities	29	5	8	11	6
Total derivatives designated as hedging instruments for regulatory purposes	$55	$8	$21	$17	$10	N/A
Derivatives not designated as hedging instruments
Energy-related derivatives:
Liabilities from risk management activities	$1	$—	$—	$—	$—	$1
Total liability derivatives	$56	$8	$21	$17	$10	$1
(a) Georgia Power includes liabilities from risk management activities in other current liabilities.
The derivative contracts of Southern Company, the traditional operating companies, and Southern Power are not subject to master netting arrangements or similar agreements and are reported gross on each registrant's financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Amounts related to energy-related derivative contracts at September 30, 2014 and December 31, 2013 are presented in the following tables. Interest rate derivatives presented in the tables above do not have amounts available for offset and are therefore excluded from the offsetting disclosure tables below.

Derivative Contracts at September 30, 2014
	Fair Value
	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power	Southern Power
	(in millions)
Assets
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$12	$5	$1	$3	$2	$1
Gross amounts not offset in the Balance Sheet (b)	(11)	(4)	(1)	(3)	(2)	—
Net energy-related derivative assets	$1	$1	$—	$—	$—	$1
Liabilities
Energy-related derivatives:
Energy-related derivatives presented in the Balance Sheet (a)	$53	$11	$12	$19	$10	$1
Gross amounts not offset in the Balance Sheet (b)	(11)	(4)	(1)	(3)	(2)	—
Net energy-related derivative liabilities	$42	$7	$11	$16	$8	$1
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
At September 30, 2014 and December 31, 2013, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred on the balance sheets were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at September 30, 2014
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(27)	$(5)	$(10)	$(7)	$(5)
Other regulatory assets, deferred	(25)	(6)	(2)	(12)	(5)
Other regulatory liabilities, current	9	4	1	2	2
Other regulatory liabilities, deferred (a)	2	1	—	1	—
Total energy-related derivative gains (losses)	$(41)	$(6)	$(11)	$(16)	$(8)

(a)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Regulatory Hedge Unrealized Gain (Loss) Recognized on the Balance Sheet at December 31, 2013
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Gulf Power	Mississippi Power
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(26)	$(3)	$(13)	$(6)	$(4)
Other regulatory assets, deferred	(29)	(5)	(8)	(11)	(6)
Other regulatory liabilities, current	16	5	3	5	3
Other regulatory liabilities, deferred (a)	7	2	2	2	2
Total energy-related derivative gains (losses)	$(32)	$(1)	$(16)	$(10)	$(5)

(a)	Georgia Power includes other regulatory liabilities, deferred in other deferred credits and liabilities.
For the three and nine months ended September 30, 2014 and 2013, the pre-tax effects of interest rate and foreign currency derivatives designated as fair value hedging instruments on the statements of income were immaterial on a gross basis for all registrants. Furthermore, the pre-tax effects of interest rate derivatives designated as fair value hedging instruments on the statements of income were offset by changes to the carrying value of long-term debt and the pre-tax effects of foreign currency derivatives designated as fair value hedging instruments on the statements of income were offset by changes in the fair value of the purchase commitment related to equipment purchases.
For the three and nine months ended September 30, 2014 and 2013, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were immaterial for all registrants.
There was no material ineffectiveness recorded in earnings for any registrant for any period presented.
For the three and nine months ended September 30, 2014 and 2013, the pre-tax effects of energy-related and foreign currency derivatives not designated as hedging instruments on the statements of income were immaterial for all registrants.
For Southern Power's energy-related derivatives not designated as hedging instruments, a portion of the pre-tax realized and unrealized gains and losses was associated with hedging fuel price risk of certain PPA customers and had no impact on net income or on fuel expense as presented in Southern Company's and Southern Power's statements of income for the three and nine months ended September 30, 2014 and 2013. This third party hedging activity has been discontinued.
Contingent Features
The registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2014, the registrants' collateral posted with their derivative counterparties was immaterial.
At September 30, 2014, the fair value of derivative liabilities with contingent features was $26 million for all registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $26 million and include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
On April 17, 2014, Southern Power and TRE, through Southern Turner Renewable Energy, LLC (STR), a jointly-owned subsidiary owned 90% by Southern Power, acquired all of the outstanding membership interests of Adobe from Sun Edison, LLC, the original developer of the project. Adobe constructed and owns an approximately 20-MW solar photovoltaic facility in Kern County, California. The solar facility began commercial operation on May 21, 2014 and the entire output of the plant is contracted under a 20-year PPA with Southern California Edison Company. The acquisition was in accordance with Southern Power's overall growth strategy.
Southern Power's acquisition of Adobe included cash consideration of approximately $96.2 million. The fair values of the assets, liabilities, and intangibles acquired were recorded as follows: $83.5 million to property, plant, and equipment, $14.5 million to receivables related to reimbursable transmission costs and $6.3 million to PPA intangible, resulting in a $5.1 million bargain purchase gain with a $2.9 million deferred tax liability. The bargain purchase gain is included in other income (expense), net in Southern Company's and Southern Power's Condensed Consolidated Statements of Income herein. Acquisition-related costs were expensed as incurred and were not material.
Macho Springs Solar, LLC
On May 22, 2014, Southern Power and TRE, through STR, acquired all of the outstanding membership interests of Macho Springs from First Solar Development, LLC, the original developer of the project. Macho Springs constructed and owns an approximately 50-MW solar photovoltaic facility in Luna County, New Mexico. The solar facility began commercial operation on May 23, 2014 and the entire output of the plant is contracted under a 20-year PPA with El Paso Electric Company. The acquisition was in accordance with Southern Power's overall growth strategy.
Southern Power's acquisition of Macho Springs included cash consideration of approximately $130.0 million. As of September 30, 2014, the fair value of the assets acquired was recorded primarily as property, plant, and equipment; however, the allocation of the purchase price to individual assets has not been finalized. The acquisition did not include any contingent consideration. Acquisition-related costs were expensed as incurred and were not material.
SG2 Imperial Valley, LLC
Subsequent to September 30, 2014, Southern Power, through its wholly-owned subsidiary SG2 Holdings, LLC (Holdings), acquired all of the outstanding membership interests of SG2 Imperial Valley, LLC (SG2) from a wholly-owned subsidiary of First Solar, Inc. (First Solar), the developer of the project. SG2 is constructing an approximately 150-MW solar photovoltaic facility in Southern California (Imperial Facility), which is expected to begin commercial operation later in the fourth quarter 2014. The Imperial Facility's output is contracted under a 25-year PPA with San Diego Gas & Electric Company, a subsidiary of Sempra Energy. This PPA will be accounted for as an operating lease. The acquisition of the Imperial Facility aligns with Southern Power's overall growth strategy.
In connection with this acquisition, Holdings made an aggregate payment (consisting of cash consideration and a secured promissory note) of approximately $128 million to the subsidiary of First Solar and became obligated to pay the contract price as it becomes due under the construction contract for the Imperial Facility. The allocation of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

the purchase price to individual assets has not been finalized. In addition, subject to certain terms and conditions, a subsidiary of First Solar will be admitted as a minority member of Holdings, and as the members of Holdings will make additional agreed upon capital contributions to Holdings that will be used to pay off the previously issued secured promissory note and to fund the Imperial Facility's construction costs. As a result of these capital contributions, the aggregate purchase price payable by Southern Power for the acquisition is approximately $508 million. Following these capital contributions, Southern Power will indirectly own 100% of the class A membership interests of Holdings and be entitled to 51% of all cash distributions from Holdings, and First Solar will indirectly own 100% of the class B membership interests of Holdings and be entitled to 49% of all cash distributions from Holdings. In addition, Southern Power will be entitled to substantially all of the federal tax benefits with respect to this transaction.
If the Imperial Facility does not achieve substantial completion by a certain date, Southern Power may require that First Solar make a rescission payment to Southern Power in an amount equal to Southern Power's investment in Holdings, and Southern Power would be required to transfer its ownership interests in SG2 back to First Solar (the Rescission Payment and Transfer).
The ultimate outcome of this matter cannot be determined at this time; however, Holdings believes the likelihood of the Rescission Payment and Transfer to be remote at the acquisition date.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

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
Southern Company's reportable business segments are the sale of electricity by the four traditional operating companies and Southern Power. Revenues from sales by Southern Power to the traditional operating companies were $103 million and $243 million for the three and nine months ended September 30, 2014, respectively, and $97 million and $264 million for the three and nine months ended September 30, 2013, respectively. The "All Other" column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material. Financial data for business segments and products and services for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Electric Utilities
	Traditional Operating Companies	Southern Power	Eliminations	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2014:
Operating revenues	$5,007	$435	$(115)	$5,327	$34	$(22)	$5,339
Segment net income (loss)(a)(b)	658	64	—	722	(2)	(2)	718
Nine Months Ended September 30, 2014:
Operating revenues	$13,594	$1,115	$(301)	$14,408	$114	$(72)	$14,450
Segment net income (loss)(a)(c)	1,557	128	—	1,685	—	(5)	1,680
Total assets at September 30, 2014	$62,419	$4,609	$(166)	$66,862	$1,304	$(512)	$67,654
Three Months Ended September 30, 2013:
Operating revenues	$4,744	$365	$(104)	$5,005	$35	$(23)	$5,017
Segment net income (loss)(a)(b)	765	85	—	850	(1)	3	852
Nine Months Ended September 30, 2013:
Operating revenues	$12,430	$975	$(285)	$13,120	$108	$(68)	$13,160
Segment net income (loss)(a)(c)	1,099	142	—	1,241	(12)	1	1,230
Total assets at December 31, 2013	$59,447	$4,429	$(101)	$63,775	$1,077	$(306)	$64,546
(a) After dividends on preferred and preference stock of subsidiaries.
(b) Segment net income (loss) for the traditional operating companies for the three months ended September 30, 2014 and September 30, 2013 includes a $418.0 million pre-tax charge ($258.1 million after tax) and a $150.0 million pre-tax charge ($92.6 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.
(c) Segment net income (loss) for the traditional operating companies for the nine months ended September 30, 2014 and September 30, 2013 includes $798.0 million in pre-tax charges ($492.8 million after tax) and $1.14 billion in pre-tax charges ($704.0 million after tax), respectively, for estimated probable losses on the Kemper IGCC. See Note (B) under "Integrated Coal Gasification Combined Cycle – Kemper IGCC Schedule and Cost Estimate" herein for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Products and Services

	Electric Utilities' Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2014	$4,558	$600	$169	$5,327
Three Months Ended September 30, 2013	4,319	520	166	5,005

Nine Months Ended September 30, 2014	$12,186	$1,719	$503	$14,408
Nine Months Ended September 30, 2013	11,237	1,406	477	13,120

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
Ninth Supplemental Indenture to the Senior Note Indenture dated as of August 22, 2014, providing for the issuance of the Series 2014A 1.30% Senior Notes due August 15, 2017. (Designated in Form 8-K dated August 19, 2014, File No. 1-3526, as Exhibit 4.2(a).)

(a)2	-
Tenth Supplemental Indenture to the Senior Note Indenture dated as of August 22, 2014, providing for the issuance of the Series 2014B 2.15% Senior Notes due September 1, 2019. (Designated in Form 8-K dated August 19, 2014, File No. 1-3526, as Exhibit 4.2(b).)

Alabama Power

(b)1	-
Fifty-Second Supplemental Indenture to the Senior Note Indenture dated as of August 26, 2014, providing for the issuance of the Series 2014A 4.150% Senior Notes due August 15, 2044. (Designated in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6.)

Gulf Power

(d)1	-
Twenty-First Supplemental Indenture to the Senior Note Indenture dated as of September 23, 2014, providing for the issuance of the Series 2014A 4.55% Senior Notes due October 1, 2044. (Designated in Form 8-K dated September 16, 2014, File No. 001-31737, as Exhibit 4.2.)

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
Date: November 6, 2014

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
Date: November 6, 2014

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
Date: November 6, 2014

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
Date: November 6, 2014

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
Date: November 6, 2014

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
Date: November 6, 2014